Form 10-Q
period 1996-03-31
STERLING VISION INC
filed 1996-05-14
CIK 1002554

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                         ------------------------------

                                    FORM 10-Q
(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to____________________

Commission file number: 1-14128


                              STERLING VISION, INC.
               --------------------------------------------------
               (Exact name of Registrant as specified in charter)

New York                                               11-3096941
- - - ------------------------                               -------------------
(State of Incorporation)                               (IRS Employer
                                                       Identification No.)

                             1500 Hempstead Turnpike
                              East Meadow, NY 11554
          ------------------------------------------------------------
          (Address of Principal Executive Offices, including Zip Code)

                                 (516) 390-2100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                10 Peninsula Boulevard, Lynbrook, New York 11563
- - - --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  /X/  No /_/

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes /_/   No /_/

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     There were 12,307,495 shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of May 8, 1996.

Item 1.  Financial Statements

                     STERLING VISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                                       March 31,
                                                        1996        December 31,
ASSETS                                               (Unaudited)       1995
                                                     -----------    ------------
Current Assets:
 Cash and cash equivalents                            $ 13,294       $ 15,493
 Accounts receivable, net of allowance for
   doubtful accounts                                     4,321          3,370
 Franchise and other notes receivable -
   current, net                                          3,651          3,326
 Inventories                                             4,011          4,102
 Indebtedness of related parties - current                 176            176
 Prepaid expenses and other current assets                 432            405
                                                      --------       --------
   Total Current Assets                                 25,885         26,872
                                                      --------       --------

Property and equipment - net of accumulated
  depreciation                                           8,031          7,815
Franchise and other notes receivable - net               9,374          9,294
Indebtedness of related parties                            283            295
Other assets                                             2,430          2,179
                                                      --------       --------

   Total Assets                                       $ 46,003       $ 46,455
                                                      ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Current portion of long-term debt                    $  2,500       $  2,511
 Accounts payable and accrued liabilities                5,836          6,824
 Franchise related obligations - current                   842            824
 Deferred income taxes payable - current                   401            401
                                                      --------       --------
   Total Current Liabilities                             9,579         10,560
                                                      --------       --------

Long-term debt                                          11,066         11,389
Deferred income taxes payable                            1,750          1,681

Commitments and contingencies

Shareholders' Equity:

 Preferred stock, $.01 par value per share;
   authorized 5,000,000 shares
 Common stock, $.01 par value per share;
   authorized 28,000,000 shares; issued
   12,307,495 in 1996 and 12,207,495 in 1995               123            122
 Additional paid-in capital                             24,386         23,762
 Retained earnings                                        (901)        (1,059)
                                                      --------       --------

   Total Shareholders' Equity                           23,608         22,825
                                                      --------       --------
   Total Liabilities and Shareholders' Equity         $ 46,003       $ 46,455
                                                      ========       ========

   The accompanying notes are an integral part of the consolidated condensed financial statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                                    For the
                                                              Three Months Ended
                                                                    March 31,
                                                              ------------------
                                                                  1996     1995
                                                                  ----     ----
Systemwide sales                                                $30,885  $28,361
                                                                =======  =======
Revenues:
  Net sales - Company stores                                    $ 7,273  $ 6,688
  Franchise royalties                                             1,830    1,720
  Net gains and fees from the conveyance of
  Company-owned assets to franchisees - unrelated parties           534       86

  Other income                                                      390      385
                                                                -------  -------
                                                                 10,027    8,879
                                                                -------  -------
Costs and expenses:
  Cost of sales                                                   1,891    1,905
  Selling expenses                                                4,817    3,964
  General and administrative expenses                             2,736    1,901
  Interest expense                                                  320      179
                                                                -------  -------
                                                                  9,764    7,949
                                                                -------  -------
Net income before provisions for income taxes                       263      930
Provision for income taxes                                          105       63
                                                                -------  -------
Net income                                                      $   158  $   867
                                                                =======  =======
Weighted average number of common shares outstanding             12,277    9,963
                                                                =======  =======
Earnings per common share                                           .01      .09
                                                                =======  =======
Pro forma income statement data (see Note 5):
Net income before provision for income taxes                    $   263  $   930
Provision for income taxes                                          105      372
                                                                -------  -------
Net income                                                      $   158  $   558
                                                                =======  =======
Weighted average number of common shares outstanding             12,277   12,277
                                                                =======  =======

Earnings per common share                                           .01      .05
                                                                =======  =======

    The accompanying notes are an integral part of the consolidated condensed financial statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                      For the Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                          1996           1995
                                                          ----           ----
Net cash (used in) provided by operating activities     $ (2,055)       $   211
                                                        --------        -------

Cash flows from investing activities:
  Franchise notes receivable issued                         (955)          (112)
  Repayment of franchise notes receivable                    450            447
  Purchase of property and equipment                        (594)          (823)
  Conveyance of property and equipment                       664            400
                                                        --------        -------

Net cash used in investing activities                       (435)           (88)
                                                        --------        -------

Cash flows from financing activities:
  Sale of common stock and other
    capital contributions                                    625           --
  Borrowing on revolving credit note                         225
  Payments on other debt                                    (559)          (897)
  Borrowing of other debt                                   --              800
  Distributions to shareholders                             --           (1,800)
                                                        --------        -------

Net cash provided by (used in)
  financing activities                                       291         (1,897)
                                                        --------        -------

Net decrease in cash and
  cash equivalents                                        (2,199)        (1,774)
Cash and cash equivalents -
  beginning of year                                       15,493          3,495
                                                        --------        -------

Cash and cash equivalents -
  end of period                                         $ 13,294        $ 1,721
                                                        ========        =======

Supplemental disclosure of cash flow information:

Cash paid during the period for:

  Interest                                              $    314        $   181
                                                        ========        =======

  Taxes                                                 $     38        $    12
                                                        ========        =======

   The accompanying notes are an integral part of the consolidated condensed financial statements.

                     STERLING VISION, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1

The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995. There have been no changes in significant accounting policies since December 31, 1995. In addition, certain amounts applicable to prior periods have been reclassified to conform to classifications followed in 1996.

NOTE 2

Income tax provisions are based on estimated annual effective tax rates. The effective income tax rate used for the three months ended March 31, 1996 was approximately 40%.

A reconciliation between the statutory Federal income tax rate and the effective income tax rate based on continuing operations is as follows:


                                                  1996           1995
                                                  ----           ----
     Statutory Federal income tax rate             34%            34%

     State and local income taxes, net of
       Federal tax benefit                          6              6

     Reduction in tax liability due to status
       as Subchapter S Corporation for
       Federal and certain state taxes              -            (33)
                                                   --            ---

     Effective income tax rate                     40%             7%
                                                   ==            ===

NOTE 3

In December, 1995, the Company issued 2,200,000 shares of its Common Stock at $7.50 per share in an initial public offering (the "Offering").


As part of the Offering, the Company granted the Underwriters a 30-day option to purchase up to an aggregate of 330,000 additional shares of Common Stock, on the terms and conditions set forth in the Prospectus, to cover over-allotments, if any. In January, 1996, the Company issued to the Underwriters an additional 100,000 shares of its Common Stock at $7.50 per share pursuant to such over-allotment option. Proceeds, net of commissions and expenses totaling approximately $125,000, were approximately $625,000.

NOTE 4

The pro forma income tax provision for the three months ended March 31, 1996 and 1995 have been prepared assuming an effective, combined Federal and state income tax rate of 40%.

NOTE 5

Proforma income statement data reflects adjustments to the income statement data assuming the Company had not elected S Corporation status for income tax purposes. The provision for income taxes assumes an effective tax rate of 40% for the three months ended March 31, 1996 and March 31, 1995, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not historical facts including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations, and the operations of Insight and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: competition in the retail optical industry; the ability of the Company to acquire, at favorable prices, retail optical chains; the uncertainty of the acceptance of PRK; the availability of new and better ophthalmic laser technologies or other technologies that serve the same purpose as PRK; the inability of the Company to finalize favorable agreements with ophthalmologists to render services at its Insight Laser Centers; competition; cost over-runs; lack of experience in developing or managing PRK centers and ophthalmological practices; the inability of the Company to enter into amendments to the Credit Agreement (as hereinafter defined) and the default related therefrom; and general business and economic conditions.

Results of Operations

For the Three Months Ended March 31, 1996 Compared to March 31, 1995

Systemwide sales represent combined retail sales generated by Company-owned and franchised stores, as well as revenues generated by VisionCare of California, a wholly owned subsidiary of the Company licensed by the California Department of

Corporations as a specialized health maintenance organization ("VCC"). There were 231 and 180 Sterling Stores in operation as of March 31, 1996 and March 31, 1995, respectively, of which 160 and 140 were franchised. Such stores operate under various tradenames including Sterling Optical, Site for Sore Eyes, IPCO Optical, Benson Optical, Superior Optical and Southern Optical. Systemwide sales increased by $2,524,000, or 8.9%, to $30,885,000 for the first three months of 1996, as compared to $28,361,000 for the same period in 1995. On a same store basis (for stores that operated as either a Company-owned or franchised store during the entirety of both of the three month periods ended March 31, 1996 and
1995), systemwide sales increased by $169,000, or .7%, to $25,980,000 for the first three months of 1996 as compared to $25,811,000 for the same period in 1995. There were 183 stores that operated as either a Company-owned or franchised store during the entirety of both of the three month periods ended March 31, 1996 and 1995. Despite such sales increase, the Company believes that systemwide sales were negatively impacted by the degree of inclement weather that occurred during the first three months of 1996 in certain of its key markets, such as the Northeast and the Midwest sections of the United States, where a substantial number of Sterling Stores operate.

Aggregate sales generated by Company-owned stores increased by $585,000, or 8.7%, to $7,273,000 during the first three months of 1996, as compared to $6,688,000 for the same period in 1995. Such increase was primarily due to the acquisition in the fourth quarter of 1995, (the "Benson Transaction") of 32 Company-owned stores from Benson Optical Co. Inc., OCA Acquisition Inc. and Superior Optical Company Inc., debtors-in-possession under Chapter 11 of the U.S. Bankruptcy Code (collectively, the "Debtors"), which was partially offset by the conveyance of the assets of Company-owned stores to franchisees. On a same store basis, aggregate sales generated by Company-owned stores in operation during the entirety of both of the three month periods ended March 31, 1996 and 1995, decreased by $144,000, or 2.7%, to $5,243,000 for the three months ended March 31, 1996, as compared to $5,387,000 for the same period in 1995. This decrease resulted primarily the Company's change in its employment arrangements with certain of its optometrists from that of a salaried employee to an independent optometrist subleasing the professional office located within the Sterling Store in question. This change resulted in the loss of eye examination fee income for the Company, since such doctors now collect such fees as part of their income, although this contributed to the reduction in selling expenses described below.

Aggregate sales generated by franchised stores increased by $1,939,000, or 8.9%, to $23,612,000 for the first three months of 1996, as compared to $21,673,000 for the same period in 1995, due to an increase in the number of franchised stores, as well as higher sales volume per store. On a same store basis, aggregate sales generated by franchised stores in operation during the entirety of both three months periods ended March 31, 1996 and 1995, increased by $313,000, or 1.5%, to $20,737,000 for the first three months of 1996, as compared to $20,424,000 for the same period in 1995.

Aggregate ongoing franchise royalties increased by $110,000, or 6.4%, to $1,830,000 for the first three months of 1996, as compared to $1,720,000 for the same period in 1995, due to an increase in the number of franchised stores, as well as an increase in the sales volume per franchised store.

Net gains on the conveyance of the assets of Company-owned stores to franchisees increased by $448,000, or 520.9%, to $534,000 for the three months ended March 31, 1996, due to the conveyance of the assets of two Company-owned stores to franchisees and a purchase price adjustment related to a Company-owned store previously conveyed during 1995, as compared to net gains on the conveyance of the assets of one Company-owned store to a franchisee, in the aggregate amount of $86,000, for the same period in 1995.

The Company's gross profit margin increased by 2.5 percentage points, to 74.0%, for the three months ended March 31, 1996, as compared to 71.5% for the same period in 1995. This increase resulted primarily from the Company having discontinued, in the Fall of 1995, two marketing programs: (i) a test program which changed the product mix in Company-owned stores by increasing the quantities of higher priced/lower margin designer frames and specialty ophthalmic lenses; and (ii) a promotional program in response to certain promotional incentives offered by certain major competitors of the Company. To match such incentives, the Company offered similar types of promotional programs to its customers, which resulted previously in lower gross profit margins. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competition and promotional incentives. In addition, the Company experienced a reduction in its ophthalmic lens surfacing costs as a result of the operation of its ophthalmic lens manufacturing facility, which commenced operations in the second quarter of 1995.

Selling expenses increased by $853,000, or 21.5%, to $4,817,000 for the three months ended March 31, 1996, as compared to $3,964,000 for the same period in 1995, due to the inclusion of the selling expenses incurred by the stores acquired in connection with the Benson Transaction (which occurred during the fourth quarter of 1995), which was partially offset by a decrease in selling expenses of approximately $346,000, due to the change in the Company's employment arrangements (as described above) with certain of its optometrists, and the conveyance of the assets of Company-owned stores to franchisees.

General and administrative expenses (including interest expense, depreciation and bad debt expense) increased by $976,000, or 46.9%, to $3,056,000 for the three months ended March 31, 1996, as compared to $2,080,000 for the same period in 1995. This increase was due primarily to an increase in administrative costs of approximately $325,000 related to the business of its wholly-owned subsidiary, Insight Laser Centers, Inc. ("Insight"), approximately $226,000 related to the Company's operation of an ophthalmic lens manufacturing facility, each of which operations had not incurred expenses until the second quarter of 1995, and approximately $224,000 in administrative costs related to the Benson Transaction. Interest expense, which is included in general and administrative expenses, increased by $141,000, or 78.8%, to $320,000 for the three months ended March 31, 1996, as compared to $179,000 for the same period in 1995. This increase was due to increased indebtedness incurred by the Company in connection with the leasing, in 1995, of five excimer lasers (which are capital leases and, accordingly, such payments include interest expense), and an additional loan of $1,670,000 to fund the Benson Transaction at the end of the fourth quarter of 1995. The Company's provision for doubtful accounts, which is included in general and administrative expenses, decreased by $12,800, or 38.6%, to $20,400 for the three months ended March 31, 1996, as compared to $33,200 for the same period in 1995.

The Company's net income before income taxes decreased by $667,000, or 71.7%, to $263,000 for the three months ended March 31, 1996, as compared to $930,000 for the same period in 1995. During the fourth quarter of 1995, the Company consummated the Benson Transaction and thereby acquired substantially all of the assets and certain continuing expenses of the Debtors. In addition, the Company incurred costs in anticipation of establishing Insight. As a result, certain aspects of the Company's operations during the three months ended March 31, 1996 were not comparable to its operations for the same period in 1995. Net profit from the Company's operations, excluding the losses applicable to the operation of the stores acquired in the Benson Transaction and the start up costs of Insight, increased by $77,000, or 8.3%, to $1,007,000 for the three month period ended March 31, 1996, as compared to $930,000 for the same period in 1995. This increase was offset primarily by the following two factors: (i) the Company incurred a $420,000 loss from the operation of the stores acquired in the Benson Transaction during the three month period ended March 31, 1996, due, in part, to losses incurred in maintaining Benson's administrative office and warehouse facilities, which were eventually closed in the first quarter of 1996; and (ii) the Company incurred a $325,000 loss in establishing the operations of Insight, which has yet to generate revenues, although it incurred payroll costs and interest expense with respect to its leasing of five excimer lasers. For the second quarter of 1996, the Company anticipates a reduction in the loss attributable to the operation of the stores acquired in the Benson Transaction. In addition, through at least the end of the second quarter of 1996, the Company believes that it will continue to incur losses from the operation of Insight.

Liquidity and Capital Resources

In the second quarter of 1994, the Company entered into a Term Loan and Revolving Credit Agreement (the "Credit Agreement") with Chemical Bank (the "Bank") which, as of March 31, 1996, provided for term loans totaling $6,297,782 and a $2,500,000 revolving line of credit.

The term loans are divided into two separate classes or tranches (collectively, the "Tranches"). Tranche A was in the original principal amount of $5,000,000 and is being amortized over five years with equal monthly payments of principal. Interest is fixed at 8.07% per annum on the outstanding balance and is payable monthly. Tranche B was in the original principal amount of $2,500,000 and is being amortized over five years with equal monthly payments of principal. Interest is calculated on the outstanding balance at 3/4% over the prime rate in effect from time to time and is payable monthly. As of March 31, 1996, the outstanding principal balance of Tranche A was $3,166,652, and the outstanding principal balance of Tranche B was $1,583,326. In addition, on November 30, 1995, the Bank converted an existing demand loan into a term loan to be repaid over the remaining term of the Tranches, with interest payable monthly at a fixed rate of 7.9% per annum. Such loan, in the original amount of $1,670,000, was incurred by the Company to fund the Benson Transaction. As of March 31,

1996, the outstanding principal balance of such loan was $1,547,804.

In addition to the term loans mentioned above, the Bank also initially provided a $1,000,000 revolving line of credit. The Company is required to pay 1/4% per annum on the unused portion of this line of credit, regardless of whether any actual borrowing occurs. On November 30, 1995, the Bank: (i) converted an existing bridge loan, in the principal amount $1,670,000, into the term loan mentioned above, which will be amortized over the remaining term of the Tranches; (ii) increased the Company's line of credit by an additional $1,500,000, of which $2,500,000 was outstanding as of March 31, 1996; and (iii) extended the maturity date of the line of credit to April 5, 1997. Loans outstanding under the line of credit bear interest at the prime rate in effect from time to time.

In addition, the Company must comply with certain financial covenants relating to: (i) the ratio of total assets to total revenues; (ii) minimum net worth plus subordinated indebtedness; (iii) the ratio of total unsubordinated liabilities to net worth; (iv) its current ratio; (v) its debt service coverage ratio; (vi) maximum net loss; and (vii) the ratio of funded debt to net operating cash flow, all as such terms are defined in the Credit Agreement. For the three months ended March 31, 1996, the Company was in compliance with all of the terms and conditions of the Credit Agreement.

In connection with the Company's acquisition, in July 1992, of substantially all of the assets of Sterling Optical Corp. (f/k/a IPCO Corporation), a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code ("IPCO"), the Company acquired IPCO's right to cash collateral and certain franchise promissory notes pledged to, and securing loans made to, IPCO by Sanwa Business Credit Corporation ("Sanwa") and The CIT Group/Equipment Finance, Inc. ("CIT"). The residual value of such franchise notes receivable (i.e., the sums remaining payable on such franchise notes after payment in full of the indebtedness owed to CIT and Sanwa, which obligations were not assumed by the Company) represent notes acquired from IPCO and are currently being held by Sanwa and CIT as collateral against obligations incurred by IPCO. The indebtedness payable to CIT is scheduled to be repaid in or about July, 2000, at which time it is anticipated that the notes pledged to CIT will be returned to the Company. The Company's right to the return of the notes pledged to Sanwa (after payment of the indebtedness incurred by IPCO and subject to which the Company acquired such notes) is the subject of litigation between Sanwa and the Company. The Company maintains that it is entitled to a return of the franchise notes held by Sanwa upon the repayment of the indebtedness owed to Sanwa, based upon the advice given to it by its outside counsel. The residual value of the franchise notes held by Sanwa and CIT as of March 31, 1996 was $1,325,000 and $679,000, respectively.

Franchise accounts receivable increased by $951,000, or 28.2%, to $4,321,000 as of March 31, 1996, as compared to $3,370,000 as of December 31, 1995, due primarily to slower collections of certain amounts owed to the Company by a number of its franchisees, as well as an increase in royalties generated by higher sales volume at franchised stores. The Company is working with these franchisees in an attempt to remedy the problem relating to the outstanding receivables through the following means: (i) the possible restructuring of the repayment of such obligations; or (ii) if necessary, exercising its rights under the various documents pursuant to which each such franchisee occupies its

Sterling Store, including the possible termination of the applicable Franchise Agreement.

Franchise and other notes receivable as of March 31, 1996 were $13,025,000. The Company believes that the underlying value of the collateral securing its franchise accounts and notes receivable together, in most cases, with the personal guarantees of the principal owners of each of the Company's franchised stores, will be sufficient to support the collectibility of these receivables.

Inventories at Company-owned stores decreased by $91,000, or 2.2%, to $4,011,000 as of March 31, 1996, as compared to $4,102,000 as of December 31, 1995. This decrease was due to the conveyance of the assets of two Company-owned stores to franchisees.

As of March 31, 1996, Insight had leased, with $1.00 purchase options, five excimer lasers. Aggregate lease payments pursuant to such leases will approximate $613,000, $685,000, $685,000, $685,000 and $291,000 for the periods ended March 31, 1997, 1998, 1999, 2000 and 2001, respectively. In addition, in January, 1996, the Company entered into a purchase order to acquire an additional two excimer lasers.

In December, 1995, the Company completed the Offering and raised approximately $14,791,000, net of commissions and expenses, based upon the sale of 2,200,000 shares of Common Stock at a price of $7.50 per share. In January, 1996, the Company raised an additional approximately $625,000, net of commissions and expenses, based upon the sale of an additional 100,000 shares of its Common Stock at $7.50 per share pursuant to an over-allotment option entered into between the Underwriters and the Company in connection with the Offering. As of March 31, 1996 and December 31, 1995, the Company had $16,306,000 and $16,312,000, respectively, in working capital. Although the Company anticipates that its operations during the calendar year ending December 31, 1996 will produce, in the aggregate, positive cash flow, there can be no assurance with respect thereto. During such 12-month period, the Company anticipates having the following capital requirements: constructing, equipping and opening approximately seven Insight Laser Centers, at a cost of approximately $5,000,000; upgrading the Company's Management Information System in conjunction with the acquisition of a point of sale computer system being installed in its Company-owned stores, in the aggregate, approximate amount of $750,000; acquiring retail optical stores in furtherance of the Company's business strategy, in amounts that cannot be currently projected by the Company at this time; and opening new retail optical stores in furtherance of the Company's business strategy, also in amounts that cannot be currently projected by the Company at this time. Based upon the forgoing, while there can be no assurance as to the foregoing, the Company believes that it will have sufficient liquidity to meet its capital needs during 1996. If the Company's capital needs exceed its cash, cash equivalents and availability under its revolving line of credit, the Company believes it could meet such needs through additional borrowings, sale of notes receivable or additional sales of equity, although there can be no assurance that the Company would be successful in obtaining any such additional borrowings, selling any of its notes receivable and/or selling additional equity, or on what terms such transactions could be effected. Further, the Credit Agreement currently restricts the Company's ability to obtain additional financing except in certain events.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Not applicable.

Item 2.   Changes in Securities

Not applicable

Item 3.   Defaults Upon Senior Securities

Not applicable

Item 4.   Submission of Matter to a Vote of Security Holders

Not applicable

Item 5.   Other Information

Not applicable

Item 6.   Exhibits and Reports on Form 8-K

a.)  Exhibits

                                  EXHIBIT INDEX

Exhibit
Number
- - - -------
10.56  Employment Agreement, dated March 8, 1996, between Sterling Vision, Inc.
       and Mr. Ali Akbar.

10.57  Employment Agreement, dated March 29, 1996, between Sterling Vision,
       Inc., Insight Laser Centers, Inc. and Dr. Francis A. L'Esperance, Jr.,
       M.D.

10.58  Laser Access Agreement, dated March 28, 1996, between Insight Laser
       Centers, Inc. and Nassau Ophthalmic Services, P.C.

11     Computation of Earnings Per Common Share

27     Financial Data Schedule

b.)    Reports on Form 8-K

       On March 7, 1996, the Company filed a Report on Form 8-K with respect to a change in its Certifying Accountants.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     STERLING VISION, INC.
                                     (Registrant)


                                     By:/s/Sebastian Giordano
                                        --------------------------------
                                        Sebastian Giordano
                                        Chief Financial Officer,
                                        Executive Vice President-Finance
                                        and Treasurer


                                        Signing on behalf of the Registrant and
                                        as Principal Financial Officer.

                                        Date: May 14, 1996