Form 10-Q
period 1996-06-30
STERLING VISION INC
filed 1996-08-14
CIK 1002554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            -----------------------

                                   FORM 10-Q

(Mark one)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 1-14128

                             STERLING VISION, INC.
             (Exact name of Registrant as specified in its Charter)

New York                                                     11-3096941
(State of Incorporation)                                     (IRS Employer
                                                             Identification No.)

                            1500 Hempstead Turnpike
                             East Meadow, NY 11554
          (Address of Principal Executive Offices, including Zip Code)

                                 (516)390-2100
              (Registrant's telephone number, including area code)


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

Yes  X   No ___

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ___  No ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 12,384,867 shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of August 8, 1996.

Item 1. Financial Statements

                     STERLING VISION, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                                            June 30,
                                                              1996        December 31,
                                                           (Unaudited)        1995
                                                           -----------    ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                 $ 4,994        $15,493
   Restricted Cash                                             4,150           --
   Accounts receivable, net allowance
         for doubtful accounts                                 5,112          3,370
   Franchise and other notes receivable -
         current, net                                          2,891          3,326
   Inventories                                                 4,765          4,102
   Indebtedness of related parties - current                     175            176
   Prepaid expenses and other current assets                   1,219            405
                                                            --------       --------
         Total Current Assets                                 23,306         26,872
                                                            --------       --------
Property and equipment - net of
         accumulated depreciation                              8,379          7,815
Franchise and other notes receivable - net                    14,531          9,294
Indebtedness of related parties                                  271            295
Other assets                                                   3,106          2,179
                                                            --------       --------
         Total Assets                                       $ 49,593       $ 46,455
                                                            ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Debt - current portion                                   $  6,644       $  2,511
   Accounts payable and accrued liabilities                    5,125          6,824
   Franchise related obligations - current                       902            824
   Deferred income taxes payable - current                       401            401
                                                            --------       --------
         Total Current Liabilities                            13,072         10,560
                                                            --------       --------
Long term debt                                                10,465         11,389
Deferred income taxes payable                                  2,015          1,681
Commitments and contingencies
Shareholders' Equity:
   Preferred stock, $.01 par value per share;
         authorized 5,000,000 shares; none issued
   Common stock, $.01 par value per share; authorized
         28,000,000 shares; issued 12,384,867 in 1996 and
         12,207,495 in 1995                                      124            122
   Additional paid-in capital                                 24,965         23,762
   Retained earnings                                          (1,048)        (1,059)
                                                            --------       --------
         Total Shareholders' Equity                           24,041         22,825
                                                            --------       --------
         Total Liabilities and Shareholders' Equity         $ 49,593       $ 46,455
                                                            ========       ========

                 The accompanying notes are an integral part of
               these Consolidated Condensed Financial Statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In Thousands, Except Per Share Data)

                                                 Three Months Ended     Six Months Ended
                                                June 30,    June 30,   June 30,   June 30,
                                                  1996        1995       1996       1995
                                                --------    --------   --------   --------
Systemwide sales                                $ 32,621    $ 28,652   $ 63,506   $ 57,013
                                                ========    ========   ========   ========
Revenues:
   Net sales - Company stores                   $  7,104    $  6,833   $ 14,377   $ 13,521
   Franchise royalties                             1,930       1,728      3,760      3,448
   Net gains and fees from the conveyance of
         Company-owned assets to franchisees       1,028         576      1,562        662
   Other income                                      307         844        697      1,229
                                                --------    --------   --------   --------
Total Revenue                                     10,369       9,981     20,396     18,860
                                                --------    --------   --------   --------
Costs and expenses:
   Cost of sales                                   1,849       1,827      3,740      3,732
   Selling expenses                                5,058       4,439      9,875      8,403
   General and administrative expenses             3,424       2,313      6,160      4,214
         Interest expense                            283         176        603        355
                                                --------    --------   --------   --------
Total Costs and Expenses                          10,614       8,755     20,378     16,704
                                                --------    --------   --------   --------
Net income (loss) before provisions for
         income taxes                               (245)      1,226         18      2,156
Provision (benefit) for income taxes                 (98)         62          7        125
                                                --------    --------   --------   --------
Net income (loss)                               $   (147)   $  1,164   $     11   $  2,031
                                                ========    ========   ========   ========
Weighted average number of common
         shares outstanding                       12,294       9,963     12,294      9,963
                                                ========    ========   ========   ========
Earnings (loss) per common share                    (.01)        .12          0        .20
                                                ========    ========   ========   ========
Pro forma income statement data (see Note 5):
Net income (loss) before provision (benefit)
         for income taxes                       $   (245)   $  1,226         18      2,156
Provision (benefit) for income taxes                 (98)        490          7        862
                                                --------    --------   --------   --------
Net income (loss)                               $   (147)   $    736   $     11   $  1,294
                                                ========    ========   ========   ========

Weighted average number of common
         shares outstanding                       12,294       9,963     12,294      9,963
                                                ========    ========   ========   ========
Earnings (loss) per common share                    (.01)        .07          0        .13
                                                ========    ========   ========   ========

                 The accompanying notes are an integral part of
               these Consolidated Condensed Financial Statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)

                                                                        For the
                                                                   Six Months Ended
                                                                        June 30,
                                                                   1996         1995
                                                                ---------    ---------
Cash flow from operating activities:
   Net income                                                   $      11    $   2,014
   Adjustments to reconcile net income to net
         cash provided by operating activities:
                  Depreciation and amortization                       436          322
                  Allowance for doubtful accounts                     110         --
                  Net gain from the conveyance
                     of Company-owned assets
                     to franchisees                                (1,371)        (462)
                  Deferred income taxes payable                       334         --
                  Changes in assets and liabilities:
                     Accounts receivable                           (1,853)      (1,203)
                     Inventories                                       82         (512)
                     Prepaid expenses and other
                       current assets                                (814)          97
                     Other assets                                    (380)        (489)
                     Accounts payable and accrued liabilities      (1,698)         978
                     Franchise related obligations                     78           25
                                                                ---------    ---------
Net cash (used in) provided by operating activities             $  (5,065)   $     770
                                                                ---------    ---------
Cash flows from investing activities:
   Acquisition, net of cash acquired                               (4,715)        --
   Franchise notes receivable issued                               (2,494)      (1,198)
   Repayment of franchise notes receivable                          1,121          445
   Purchase of property and equipment                              (1,398)        (617)
   Conveyance of property and equipment                             2,369          690
                                                                ---------    ---------
Net cash used in investing activities                              (5,117)        (680)
                                                                ---------    ---------

Cash flows from financing activities:
   Sale of common stock and other
         capital contributions                                        625         --
   Borrowing on revolving credit note                                 225          200
   Payments on other debt                                          (1,328)      (1,096)
   Restricted cash related to acquisition                          (4,150)        --
   Borrowings related to acquisition of a
   retail optical chain                                             4,311         --
Distributions to shareholders                                        --         (1,800)
                                                                ---------    ---------
Net cash used in financing activities                                (317)      (2,696)
                                                                ---------    ---------
Net decrease in cash and
         cash equivalents                                         (10,499)      (2,606)
Cash and cash equivalents - beginning of year                      15,493        3,495
                                                                ---------    ---------
Cash and cash equivalents - end of period                       $   4,994    $     889
                                                                =========    =========
Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest                                                     $     603    $     355
                                                                =========    =========
   Taxes                                                        $     423    $     119
                                                                =========    =========
   Acquisition, net of cash acquired:
         Working capital, other than cash                           1,324         --
         Property, plant and equipment                                600         --
         Other assets                                               2,791         --
                                                                ---------    ---------
         Acquisition, net of cash acquired                      $   4,715         --
                                                                =========    =========

                 The accompanying notes are an integral part of
               these Consolidated Condensed Financial Statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1

The accompanying Consolidated Condensed Financial Statements of Sterling Vision, Inc. and Subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principals for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Financial Statements and Notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995. There have been no changes in significant accounting policies since December 31, 1995. In addition, certain amounts applicable to prior periods have been reclassified to conform to classifications followed in 1996.

NOTE 2

Income tax provisions are based on estimated annual effective tax rates. The effective income tax rate used for the six months ended June 30, 1996 was approximately 40%.

A reconciliation between the statutory Federal income tax rate and the effective income tax rate based on continuing operations for the six months ended June 30, 1996 is as follows:
                                                     1996       1995
                                                     ----       ----
        Statutory Federal income tax rate             34%        34%
        State and local income taxes, net of
          Federal income tax benefit                   6          6
        Reduction in tax liability due to status
          as Subchapter S Corporation for
          Federal and certain state taxes             --        (34)
                                                      ==        ===
        Effective income tax rate                     40%         6%
                                                      ==        ===

NOTE 3

In December, 1995, the Registrant issued 2,200,000 shares of its Common Stock at $7.50 per share in an initial public offering (the "Offering").

As part of the Offering, the Registrant granted the Underwriters a 30-day option to purchase up to an aggregate of 330,000 additional shares of Common Stock, on the terms and conditions set forth in the Prospectus, to cover over-allotments, if any. In January, 1996, the Registrant issued to the Underwriters an additional 100,000 shares of its Common Stock at $7.50 per share pursuant to such over-allotment option. Proceeds, net of commissions and expenses totaling approximately $125,000, were approximately $625,000.

In June, 1996, the Registrant issued 77,372 shares of its Common Stock to certain of the franchisees of those franchised stores, in existence on the date of the consummation of the Offering, in consideration of future services and performance, in accordance with terms of their respective Franchise Agreements.

NOTE 4

The pro forma income tax provision for the six months ended June 30, 1996 and 1995 have been prepared assuming an effective, combined Federal and state income tax rate of 40%.

NOTE 5

Pro forma income statement data reflects adjustments to the income statement data assuming the Company had not elected S Corporation status for income tax purposes. The provision for income taxes assumes an effective tax rate of 40% for each of the six months ended June 30, 1996 and June 30, 1995.

NOTE 6

On May 26, 1996, Sterling Vision DKM, Inc. ("DKM"), a wholly-owned subsidiary of the Registrant, entered into an Asset Purchase Agreement with Norwest Investment Services, Inc. ("Norwest") and a series of other arrangements (collectively the "VCA Transaction") which resulted in its acquisition of substantially all of the retail optical assets (collectively, the "Assets"), other than leases, of Vision Centers of America, Ltd., D & K Optical, Inc., Monfried Corporation and Duling Finance Corporation (collectively, "VCA"), which Assets were subject to a lien in favor of Norwest. The closing of the transaction occurred on May 30, 1996. Norwest was entitled to exercise its rights as a secured creditor of VCA as a result of VCA's default with respect to its obligations to Norwest. The Assets acquired include: (i) furniture and fixtures, machinery, equipment and inventory located in 13 company-owned and operated retail optical stores and in an ophthalmic lens manufacturing facility and several warehouses; and (ii) all of VCA's general intangibles (other than store leases), including franchise agreements, promissory notes and accounts receivable related to approximately 75 franchised retail optical stores. DKM purchased the Assets at a private foreclosure sale subject to certain liens, claims and encumbrances; however, Norwest indemnified DKM, in an amount up to $400,000, for certain of such liens, claims and encumbrances. The purchase price for the Assets was $4,150,000, which was paid by DKM's delivery to Norwest of a ninety (90) day, direct pay letter of credit to Norwest.

In addition, DKM initially entered into three Assignment and Assumption of Lease Agreements (two with respect to an aggregate of 13 company store leases and one with respect to 45 stores subleased to franchisees), pursuant to which VCA assigned to DKM all of its right, title and interest in and to each of the leases, in exchange for DKM's payment to VCA of $50,000 and the assumption of all of the obligations under the company store leases, only, subject to DKM's right, in its sole discretion, to reject the lease for any such location on or before September 30, 1996.

DKM also received an option, which expires on November 1, 1996, to purchase the stock of VCA for $100. Additionally, DKM entered into an oral consulting agreement with Dr. Larry Joel, the President of VCA, whereby DKM will pay to him the sum of $25,000 per month for consulting services provided to DKM. Such consulting arrangement is on a month-to-month basis and each party has the right to terminate the agreement at any time. Dr. Joel is also the President and a shareholder of Fast Cast Corporation, an entity also owned in part, by certain of the Registrant's principal shareholders and from which the Company purchases machinery, equipment and supplies.

DKM also subsequently purchased from Bank One Kentucky, N.A., for the approximate sum of $111,000, all of its right, title and interest in and to certain additional prior liens (held by the Bank) against VCA's inventory, accounts receivable and franchise agreements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein, other than historical facts, including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations, and the operations of the Registrant's subsidiary, Insight Laser Centers, Inc.("Insight") and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: competition in the retail optical industry; the ability of the Company to acquire, at favorable prices, retail optical chains; the uncertainty of the acceptance of photo refractive keratectomy ("PRK"), a procedure being offered by Insight to correct the vision of individuals experiencing certain degrees of myopia; the availability of new and better ophthalmic laser technologies or other technologies that serve the same purpose as PRK; the inability of the Company to finalize favorable agreements with ophthalmologists to render services at its Insight Laser Centers; competition in the PRK market; cost over-runs; lack of experience in developing or managing PRK centers and ophthalmological practices; the inability of the Company to enter into amendments to the Credit Agreement (as hereinafter defined) and the possible defaults related therefrom; the inability of the Company to obtain additional financing to meet its capital needs; and general business and economic conditions.

Results of Operations

For the Six Months Ended June 30, 1996 Compared to June 30, 1995

Systemwide sales represent combined retail sales generated by Company-owned and franchised stores, as well as revenues generated by VisionCare of California, a wholly-owned subsidiary of the Company licensed by the California Department of Corporations as a specialized health maintenance organization ("VCC")and Insight. There were 317 and 182 Sterling Stores in operation as of June 30, 1996 and June 30, 1995, respectively, of which 242 and 144 were franchised. Such stores operate under various tradenames including Sterling Optical, Site for Sore Eyes, IPCO Optical, Benson Optical, Superior Optical, Southern Optical, Nevada Optical, Duling Optical, Monfried Optical, Edwards Optical and Kindy Optical. Systemwide sales increased by $6,493,000, or 11.4%, to $63,506,000 for the first six months of 1996, as compared to $57,013,000 for the same period in 1995. On a same store basis (for stores that operated as either a Company-owned or franchised store during the entirety of both of the six month periods ended June 30, 1996 and 1995), systemwide sales, which showed no variance, were $49,278,000 for both six month periods ended June 30, 1995 and 1996, respectively. There were 150 stores that operated as either a Company-owned or franchised store during the entirety of both of the six month periods ended June 30, 1996 and 1995. The Company believes that systemwide sales for the six months ended June 30, 1996, were negatively impacted by the degree of inclement weather that occurred during the first three months of 1996 in certain of its key markets, such as the Northeast and the Midwest sections of the United States, where a substantial number of Sterling Stores operate.

Aggregate sales generated by Company-owned stores increased by $856,000, or 6.3%, to $14,377,000 for the first six months of 1996, as compared to $13,521,000 for the same period in 1995. Such increase was primarily due to the acquisition, in the fourth quarter of 1995, (the "Benson Transaction") of the assets and leases of 32 Company-owned stores from Benson Optical Co. Inc., OCA Acquisition Inc. and Superior Optical Company Inc., debtors-in-possession under Chapter 11 of the U.S. Bankruptcy Code (collectively, the "Debtors"), and the acquisition, in the second quarter of 1996, of substantially all of the assets of VCA (see Note 6), which was partially offset by the conveyance of the assets of Company-owned stores to franchisees. Historical comparisons of retail sales generated by Company-owned stores can become distorted due to the conveyance of Company-owned store assets to franchisees. When Company-owned store assets are conveyed to franchisees, sales generated by such franchised stores are no longer reflected in the sales of Company-owned stores. In turn, the Company receives on-going royalties on the sales generated by such franchised stores. On a same store basis, aggregate sales generated by Company-owned stores in operation during the entirety of both of the six month periods ended June 30, 1996 and 1995, decreased by $120,000, or 1.4%, to $8,700,000 for the six months ended June 30, 1996, as compared to $8,820,000 for the same period in 1995. This decrease resulted primarily from the Company's change in its employment arrangements with certain of its optometrists from that of a salaried employee to an independent optometrist subleasing the professional office located within the Sterling Store in question. Such change resulted in the loss of eye examination fee income to the Company of approximately $197,000, since such doctors now collect such fees as part of their income, although this contributed to the reduction in the Company's selling expenses as described below.

Aggregate sales generated by franchised stores increased by $5,637,000, or 13.0%, to $49,129,000 for the first six months of 1996, as compared to $43,492,000 for the same period in 1995, due primarily to an increase in the number of Company-owned stores conveyed to franchisees, the addition of approximately 75 franchise stores acquired in the VCA Transaction (which occurred during the end of the second quarter of 1996) and higher sales volume per store. On a same store basis, aggregate sales generated by franchised stores in operation during the entirety of both six month periods ended June 30, 1996 and 1995, increased by $120,000, or .3%, to $40,578,000 for the first six months of 1996, as compared to $40,458,000 for the same period in 1995.

Aggregate ongoing franchise royalties increased by $312,000, or 9.0%, to $3,760,000 for the first six months of 1996, as compared to $3,448,000 for the same period in 1995, due primarily to an increase in the number of Company-owned stores conveyed to franchisees, the addition of approximately 75 franchised stores acquired in the VCA Transaction and an increase in the sales volume per franchised store.

Net gains on the conveyance of the assets of Company-owned stores to franchisees increased by $900,000, or 136%, to $1,562,000 for the six months ended June 30, 1996, as compared to $662,000 for the same period in 1995, due to the conveyance of the assets of seven Company-owned stores to franchisees and a purchase price adjustment related to a Company-owned store previously conveyed during 1995, as compared to net gains on the conveyance of the assets of four Company-owned stores to franchisees for the same period in 1995.

The Company's gross profit margin increased by 1.6 percentage points, to 74.0%, for the six months ended June 30, 1996, as compared to 72.4% for the same period in 1995. This increase resulted primarily from the Company having discontinued, in the Fall of 1995, two marketing programs: (i) a test program which initially changed the product mix in Company-owned stores by increasing the quantities of higher priced/lower margin designer frames and specialty ophthalmic lenses; and
(ii) a promotional program in response to certain promotional incentives offered by certain major competitors of the Company. To match such incentives, the Company offered similar types of promotional programs to its customers, which resulted previously in lower gross profit margins. In addition, the Company experienced a reduction in its ophthalmic lens surfacing costs as a result of the operation of its ophthalmic lens manufacturing facility, which commenced operations in the second quarter of 1995. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competition and promotional incentives.

Selling expenses increased by $1,472,000, or 17.5%, to $9,875,000 for the six months ended June 30, 1996, as compared to $8,403,000 for the same period in 1995, due to the inclusion of selling expenses, of approximately $2,479,000, incurred by the stores acquired in connection with the Benson and VCA Transactions, and selling expenses of approximately $152,000 related to the business of Insight, which were partially offset by a decrease in selling expenses of approximately $1,000,000, due primarily from the conveyance of the assets of Company-owned stores to franchisees, as well as a decrease in selling expenses of approximately $150,000 in connection with the change in the Company's employment arrangements (as described above) with certain of its optometrists.

General and administrative expenses (including interest expense, depreciation and bad debt expense) increased by $2,194,000, or 48.0%, to $6,763,000 for the six months ended June 30, 1996, as compared to $4,569,000 for the same period in 1995. This increase was due primarily to the following four factors: (i) an increase in administrative costs of approximately $940,000 related to the business of Insight and approximately $350,000 related to the Company's operation of an ophthalmic lens manufacturing facility, each of which operations had not incurred expenses until the end of the second quarter of 1995;(ii) approximately $318,000 of administrative costs related to the Benson Transaction;(iii) approximately $100,000 in administrative costs related to the VCA Transaction; and (iv) approximately $150,000 in occupancy and moving expenses related to the Company's relocation of its administrative offices in the second quarter of 1996. Interest expense increased by $248,000, or 69.9%, to $603,000 for the six months ended June 30, 1996, as compared to $355,000 for the same period in 1995. This increase was due to increased indebtedness incurred by the Company in connection with the leasing, in 1995, of five excimer lasers (which are capital leases and, accordingly, such payments include interest expense), and an additional loan of $1,670,000 to fund the Benson Transaction at the end of the fourth quarter of 1995. The Company's provision for doubtful accounts, which is included in general and administrative expenses, increased by $98,000, or 73.7%, to $231,000 for the six months ended June 30, 1996, as compared to $133,000 for the same period in 1995.

The Company's net income before income taxes decreased by $2,138,000, or 99.2%, to $18,000 for the six months ended June 30, 1996, as compared to $2,156,000 for the same period in 1995. This decrease was primarily due to the following two factors which were not comparable to its operations for the same period in 1995:
(i) the Company consummated the Benson Transaction during the fourth quarter of 1995 and thereby acquired substantially all of the assets and certain continuing expenses of the Debtors. Consequently, the Company incurred an $878,000 loss for the six months ended June 30, 1996 from the operation of the stores acquired in the Benson Transaction due, in part, to the losses incurred in maintaining Benson's administrative office and warehouse facilities, which were eventually closed in the first quarter of 1996; and (ii) the Company incurred a $1,200,000 loss, for the six months ended June 30, 1996, in establishing the operations of Insight. Insight began generating revenues during the second quarter of 1996, although it had incurred payroll costs and interest expense (with respect to its leasing of five excimer lasers) since its inception, which occurred during the end of the second quarter of 1995. This decrease was partially offset by a net profit of $450,000 from the operation of the stores acquired in the VCA Transaction on May 30, 1996, which includes a net gain on the conveyance of the assets of one Company-owned store to a franchisee in the amount of $350,000. Net profit from the Company's operations (excluding the losses applicable to the operation of the stores acquired in the Benson Transaction, Insight and the income applicable to the operation of the stores acquired in the VCA Transaction), decreased by $557,000, or 25.8%, to $1,599,000 for the six months ended June 30, 1996, as compared to $2,156,000 for the same period in 1995. This decrease was due primarily to the increase in general and administrative expenses (including interest expense, depreciation and bad debt expense, as explained above, but excluding such expenses applicable to the operation of Insight and the stores acquired in the Benson and VCA Transactions). This increase in general and administrative expenses was partially offset by an increase in net gains on the conveyance of the assets of Company-owned stores to franchisees, (excluding such gain applicable to the conveyance of the assets of one Company-owned store acquired in the VCA Transaction). For the third quarter of 1996, the Company anticipates a reduction in the losses attributable to the operation of the stores acquired in the Benson Transaction and from the operation of Insight.

For the Three Months Ended June 30, 1996 compared to June 30, 1995

Systemwide sales increased by $3,969,000, or 13.9%, to $32,621,000 for the three months ended June 30, 1996, as compared to $28,652,000 for the same period in 1995. On a same store basis (for stores that operated as either a Company-owned or franchised store during the entirety of both of the three month periods ended June 30, 1996 and 1995), systemwide sales increased by $83,000, or .3%, to $24,458,000 for the three months ended June 30, 1996, as compared to $24,375,000 for the same period in 1995. There were 153 stores that operated as either a Company-owned or franchised store during the entirety of both of the three month periods ended June 30, 1996 and 1995.

Aggregate sales generated by Company-owned stores increased by $271,000, or 4.0%, to $7,104,000 for the three months ended June 30, 1996, as compared to $6,833,000 for the same period in 1995. Such increase was primarily due to the VCA Transaction at the end of the second quarter of 1996, which resulted in the Company's acquisition, among other assets, of the assets and leases for 13 company-owned stores (see Note 6), which was partially offset by the conveyance of the assets of Company-owned stores to franchisees. Historical comparisons of aggregate sales generated by Company-owned stores can become distorted due to the conveyance of Company-owned store assets to franchisees. When Company-owned store assets are conveyed to franchisees, sales generated by such franchised store are no longer reflected in Company-owned store sales; however, the Company receives on-going royalties on the sales generated by such franchised stores. On a same store basis, aggregate sales generated by Company-owned stores in operation during the entirety of both three month periods ended June 30, 1996 and 1995, decreased by $77,000, or 1.8%, to $4,120,000 for the three months ended June 30, 1996, as compared to $4,197,000 for the same period in 1995. This decrease resulted primarily from the Company's change in its employment arrangements with certain of its optometrists from that of a salaried employee to an independent optometrist subleasing the professional office located within the Sterling Store in question. This change resulted in the loss of eye examination fee income for the Company of approximately $82,000, since such doctors now collect such fees as part of their income, although this contributed to the reduction in selling expenses described below.

Aggregate sales generated by franchised stores increased by $3,698,000, or 17.0%, to $25,517,000 for the three months ended June 30, 1996, as compared to $21,819,000 for the same period in 1995, due primarily to an increase in the number of Company-owned stores conveyed to franchisees, the addition of approximately 75 franchised stores acquired in the VCA Transaction and higher sales volume per store. On a same store basis, aggregate sales generated by franchised stores in operation during the entirety of both three month periods ended June 30, 1996 and 1995, increased by $160,000, or .8%, to $20,338,000 for the three months ended June 30, 1996, as compared to $20,178,000 for the same period in 1995.

Aggregate ongoing franchise royalties increased by $202,000, or 11.7%, to $1,930,000 for the three months ended June 30, 1996, as compared to $1,728,000 for the same period in 1995, due primarily to an increase in the number of Company-owned stores conveyed to franchisees, the addition of approximately 75 franchised stores acquired in the VCA Transaction and an increase in the sales volume per franchised store.

Net gains on the conveyance of the assets of Company-owned stores to franchisees increased by $452,000, or 78.5%, to $1,028,000 for the three month period ended June 30, 1996, as compared to $576,000 for the same period in 1995, due to the conveyance of the assets of five Company-owned stores to franchisees, as compared to net gains on the conveyance of the assets of three Company-owned stores to franchisees for the same period in 1995.

The Company's gross profit margin increased by .7 percentage points, to 74.0%, for the three month period ended June 30, 1996, as compared to 73.3% for the same period in 1995. This increase resulted primarily from the Company having discontinued, in the Fall of 1995, two marketing programs: (i) a test program which initially changed the product mix in Company-owned stores by increasing the quantities of higher priced/lower margin designer frames and specialty ophthalmic lenses; and (ii) a promotional program in response to certain promotional incentives offered by certain major competitors of the Company. To match such incentives, the Company offered similar types of promotional programs to its customers, which resulted previously in lower gross profit margins. In addition, the Company experienced a reduction in its ophthalmic lens surfacing costs as a result of the operation of its ophthalmic lens manufacturing facility, which commenced operations in the second quarter of 1995. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competition and promotional incentives.

Selling expenses increased by $619,000, or 13.9%, to $5,058,00 for the three months ended June 30, 1996, as compared to $4,439,000 for the same period in 1995, due to the inclusion of selling expenses of approximately $1,336,000 incurred by the stores acquired in connection with the Benson and VCA Transactions, which were partially offset by a decrease in selling expenses of approximately $657,000, due primarily from the conveyance of the assets of Company-owned stores to franchisees, as well as a decrease in selling expenses of approximately $65,000 in connection with the change in the Company's employment arrangements (as described above) with certain of its optometrists.

General and administrative expenses (including interest expense, depreciation and bad debt expense) increased by $1,218,000, or 48.9%, to $3,707,000 for the three months ended June 30, 1996, as compared to $2,489,000 for the same period in 1995. This increase was due primarily to the following four factors: (i) an increase in administrative costs of approximately $615,000 related to Insight and approximately $124,000 related to the Company's operation of an ophthalmic lens manufacturing facility, each of which operations had not incurred expenses until the end of the second quarter of 1995; (ii) approximately $100,000 in administrative costs related to the Benson Transaction; (iii) approximately $100,000 in administrative costs related to the VCA Transaction; and (iv) approximately $150,000 in occupancy and moving expenses related to the Company's relocation of its administrative offices. Interest expense, which is included in general and administrative expenses, increased by $107,000, or 60.8%, to $283,000 for the three months ended June 30, 1996, as compared to $176,000 for the same period in 1995. This increase was due to increased indebtedness incurred by the Company in connection with the leasing, in 1995, of five excimer lasers (which are capital leases and, accordingly, such payments include interest expense), and an additional loan of $1,670,000 to fund the Benson Transaction at the end of the fourth quarter of 1995. The Company's provision for doubtful accounts, which is included in general and administrative expenses, increased by $111,000, or 111.0%, to $211,000 for the three months ended June 30, 1996, as compared to $100,000 for the same period in 1995, primarily due to an increase in franchise accounts receivable (see Liquidity and Capital Resources).

The Company's net income before income taxes decreased by $1,471,000 or 120.0%, to a loss of $245,000 for the three months ended June 30, 1996, as compared to income of $1,226,000 for the same period in 1995. This decrease was primarily due to the following two factors which were not comparable to its operations for the same period in 1995: (i) the Company consummated the Benson Transaction during the fourth quarter of 1995 and thereby acquired substantially all of the assets and certain continuing expenses of the Debtors. Consequently, the Company incurred a $457,000 loss for the three month period ended June 30, 1996 from the operation of the stores acquired in the Benson Transaction; and (ii) the Company incurred a $865,000 loss for the three month period ended June 30, 1996 in establishing the operations of Insight, although it began generating minimal revenues during the three months ended June 30, 1996. This decrease was partially offset by a net profit of $450,000 from the operation of the stores acquired in the VCA Transaction during the second quarter of 1996 which includes a net gain on the conveyance of the assets of one Company-owned store to a franchisee in the amount of $350,000. The net profit from the Company's operations (excluding the losses applicable to the operations of the stores acquired in the Benson Transaction, Insight, and the income applicable to the operation of the stores acquired in the VCA Transaction) decreased by $640,000, or 52.2%, to $586,000 for the three months ended June 30, 1996, as compared to $1,226,000 for the same period in 1995. This decrease was primarily due to the increase in general and administrative expenses (including interest expense, depreciation and bad debt expense), as explained above, (excluding such expenses applicable to the operation of Insight and the stores acquired in the Benson and VCA Transactions). This increase in general and administrative expenses was partially offset by an increase in net gains from the conveyance of the assets of Company-owned stores to franchisees, (excluding such gain applicable to the conveyance of the assets of one Company-owned store acquired in the VCA Transaction).

Liquidity and Capital Resources

The Company is a party to a Term Loan and Revolving Credit Agreement (the "Credit Agreement") with Chemical Bank (the "Bank") which, as of June 30, 1996, provided for term loans totaling $5,800,583 and a $2,500,000 revolving line of credit.

The term loans are divided into two separate classes or tranches (collectively, the "Tranches"). Tranche A was in the original principal amount of $5,000,000 and is being amortized over five years with equal monthly payments of principal. Interest is fixed at 8.07% per annum on the outstanding balance and is payable monthly. Tranche B was in the original principal amount of $2,500,000 and is being amortized over five years with equal monthly payments of principal. Interest is calculated on the outstanding balance at 3/4% over the prime rate in effect from time to time and is payable monthly. As of June 30, 1996, the outstanding principal balance of Tranche A was $2,916,650, and the outstanding principal balance of Tranche B was $1,458,325. In addition, on November 30, 1995, the Bank converted an existing demand loan into a term loan to be repaid over the remaining term of the Tranches, with interest payable monthly at a fixed rate of 7.9% per annum. Such loan, in the original amount of $1,670,000, was incurred by the Company to fund the Benson Transaction. As of June 30, 1996, the outstanding principal balance of such loan was $1,425,608.

In addition to the term loans mentioned above, the Bank also initially provided a $1,000,000 revolving line of credit. The Company is required to pay 1/4% per annum on the unused portion of this line of credit, regardless of whether any actual borrowings occur. On November 30, 1995, the Bank: (i) converted an existing bridge loan, in the principal amount of $1,670,000, into the term loan mentioned above, which will be amortized over the remaining term of the Tranches; (ii) increased the Company's line of credit by an additional $1,500,000, of which $2,500,000 was outstanding as of June 30, 1996; and (iii) extended the maturity date of the line of credit to April 5, 1997. Loans outstanding under the line of credit bear interest at the prime rate in effect from time to time.

In addition, the Company must comply with certain financial covenants relating to: (i) the ratio of total assets to total revenues; (ii) minimum net worth plus subordinated indebtedness; (iii) the ratio of total unsubordinated liabilities to net worth; (iv) its current ratio; (v) its debt service coverage ratio; (vi) maximum net loss; and (vii) the ratio of funded debt to net operating cash flow, all as such terms are defined in the Credit Agreement. For the three months ended June 30, 1996, the Company did not maintain the required ratios described in (v) and (vii) above primarily due to the decrease in net income before taxes for the six months ended June 30, 1996, as compared to the same period in 1995, and the increase in the Company's short-term debt, in the amount of $4,150,000, incurred in connection with to the VCA Transaction during the second quarter of 1996. The Company has requested a waiver from the Bank with respect to such non-compliance with the Credit Agreement; and although the Company anticipates receiving such waiver from the Bank subsequent to the filing of this Form 10-Q, there can be no assurance that the Bank will issue such waiver to the Company. Such default gives the Bank the right to accelerate the payment of the then outstanding balance under the Company's term loans and line of credit. In the event the Bank exercises its right to accelerate the repayment of such loans, the Company does not have, at this time, adequate cash available to repay such loans, although the Company anticipates being able to obtain sufficient financing to repay such loans.

In connection with the Company's acquisition, which occurred in May 1996, of substantially all of the assets of VCA (see Note 6), the Company delivered to Norwest, the Seller, a ninety (90) day direct pay letter of credit, in the amount of $4,150,000, representing the purchase price for such assets.

In connection with the Company's acquisition, in July 1992, of substantially all of the assets of Sterling Optical Corp. (f/k/a IPCO Corporation), a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code ("IPCO"), the Company acquired IPCO's right to cash collateral and certain franchise promissory notes pledged to, and securing loans made to, IPCO by Sanwa Business Credit Corporation ("Sanwa") and the CIT Group/Equipment Finance, Inc. ("CIT"). The residual value of such franchise notes receivable (i.e., the sums remaining payable on such franchise notes after payment in full of the indebtedness owed to CIT and Sanwa, which obligations were not assumed by the Company) represent notes acquired from IPCO and are currently being held by Sanwa and CIT as collateral against obligations incurred by IPCO. The indebtedness payable to CIT is scheduled to be repaid in or about July, 2000, at which time it is anticipated that the notes pledged to CIT will be returned to the Company. The Company's right to the return of the notes pledged to Sanwa (after payment of the indebtedness incurred by IPCO and subject to which the Company acquired such notes) is the subject of litigation between Sanwa and the Company. The Company maintains that it is entitled to a return of the franchise notes held by Sanwa upon the repayment of the indebtedness owed to Sanwa, based upon the advice given to it by its outside counsel. The residual value of the franchise notes held by Sanwa and CIT as of June 30, 1996 was $1,325,000 and $679,000, respectively.

Franchise and other accounts receivable increased by $1,742,000, or 51.7%, to $5,112,000 as of June 30, 1996, as compared to $3,370,000 as of December 31, 1995, due primarily to slower collections of certain amounts owed to the Company by a number of its franchisees, as well as an increase in royalties generated by higher sales volume at franchised stores. The Company is working with these franchisees in an attempt to obtain collection of outstanding receivables on a more timely basis through the following means: (i) restructuring of the repayment of such obligations; or (ii) if necessary, exercising its rights under the various documents pursuant to which each such franchisee occupies its Sterling Store, including the possible termination of the applicable Franchise Agreement.

Franchise and other notes receivable as of June 30, 1996 were $17,422,000, which includes approximately $3,400,000 of franchise notes acquired in connection with the VCA Transaction. The Company believes that the underlying value of the collateral securing its franchise accounts and notes receivable together, in most cases, with the personal guarantees of the principal owners of each of the Company's franchised stores, will be sufficient to support the collectibility of these receivables.

Inventories at Company-owned stores increased by $663,000, or 16.2%, to $4,765,000 as of June 30, 1996, as compared to $4,102,000 as of December 31, 1995. This increase was due primarily to approximately $750,000 of inventory acquired in connection with the VCA Transaction, which was partially offset by a decrease related to the conveyance of the assets of 7 Company-owned stores to franchisees.

As of June 30, 1996, Insight had leased, with $1.00 purchase options, five excimer lasers. Aggregate lease payments pursuant to such leases will approximate $685,000, $685,000, $685,000, $685,000 and $150,700 for the periods ended June 30, 1997, 1998, 1999, 2000 and 2001, respectively. In addition, in January, 1996, the Company entered into a purchase order to acquire an additional two excimer lasers.

In December, 1995, the Company completed an initial public offering ("the Offering") and raised approximately $14,791,000, net of commissions and expenses, from the sale of 2,200,000 shares of Common Stock at a price of $7.50 per share. In January, 1996, the Company raised approximately $625,000, net of commissions and expenses, from the sale of an additional 100,000 shares of its Common Stock at $7.50 per share pursuant to an over-allotment option granted the Underwriters in connection with the Offering. As of June 30, 1996 and December 31, 1995, the Company had $10,234,000 and $16,312,000, respectively, in working capital, and $4,994,000 and $889,000, respectively, of cash and cash equivalents. During the six months ending December 31, 1996, the Company anticipates having the following capital requirements: constructing, equipping and opening approximately three additional Insight Laser Centers, at an aggregate cost of approximately $1,000,000; upgrading the Company's Management Information System in conjunction with the acquisition of a point of sale computer system being installed in its Company-owned stores, in the aggregate, approximate amount of $750,000; acquiring retail optical stores, subject to the availability of qualified opportunities, in furtherance of the Company's business strategy, in amounts that cannot be projected by the Company; and opening new retail optical stores in the furtherance of the Company's business strategy, also in amounts that cannot be projected by the Company at this time.

The Company experienced negative cash flow during the first six months of 1996 resulting, in part, from losses attributable to the stores acquired in the Benson Transaction (the "Benson Stores") and the Company's Insight Laser Centers. The Company, however, believes based , in part, on reduced losses attributable to the Benson Stores during July 1996 and in part from the Insight Laser Centers beginning to produce increased revenues during July 1996, that the magnitude of the losses stemming from the Benson Stores and Insight will be reduced. Further, the Company anticipates higher cash flow from the stores acquired in the VCA Transaction and continued positive cash flow from the remainder of the Company's retail optical operations. The Company believes that the magnitude of these improvements in operating cash flow will be sufficient to result in positive cash flow for the second half of 1996. Accordingly, the Company believes that its current cash resources are sufficient to fund its anticipated capital expenditures. If the Company's capital needs exceed its cash, cash equivalents and availability under its revolving line of credit or if the Company generates negative cash flow, the Company believes it could meet such needs through additional borrowings, sale of notes receivable or additional sales of equity, although there can be no assurance that the Company would be successful in obtaining any such additional borrowings, selling any of its notes receivable and/or selling additional equity, or on what terms such transactions could be effected. Further, the Credit Agreement currently restricts the Company's ability to obtain additional financing except in certain circumstances.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At the time of DKM's acquisition, from Norwest, of VCA's Franchise Agreements and Franchisee Promissory Notes, approximately ten franchisees had initiated actions against VCA seeking recission of their respective Franchise Agreements, as well as damages for VCA's failure to comply with its obligations under such Franchise Agreements. DKM has intervened in each such action and is in the process of conducting discovery. In July, 1996, DKM reached an agreement with one such franchisee (operating four franchised retail optical stores) to settle such action. Based upon advice given to DKM by its special litigation counsel, DKM is of the opinion that it will not be responsible for any damage award rendered, in any such action, against VCA.

Item 4. Submission of Matter to a Vote of Security Holders

(a) The first Annual Meeting of Shareholders of the Company was held on June 14, 1996.

(c)

    (i) The election of the nominees for four Class I Directors who will serve for a term to expire at the 1998 Annual Meetings of Shareholders or until each of their respective successors shall have been duly elected and qualified was voted on by the shareholders. The Four Class I nominees, all of whom were elected, were Robert Greenberg, Jay Fabricant, Edward Cohen and Francis L'Esperance, Jr. The Inspectors of Election certified the following vote tabulations with respect thereto:

          Class I Director                For         Withheld
          ----------------                ---         --------
          Robert Greenberg             10,283,054      18,300
          Jay Fabricant                10,283,254      18,100
          Edward Cohen                 10,283,054      18,300
          Francis L'Esperance, Jr.     10,282,654      18,700


    (ii) A proposal to approve Amendment No. 1 to the Company's 1995 Stock Incentive Plan was approved by the Shareholders. The Inspectors of Election certified the following vote tabulations:

                                           Broker
          For         Against   Abstain   Non-Votes
          ---         -------   -------   ---------
          8,752,897   153,680   22,350    1,372,427

    (iii) A proposal to approve the reappointment of Deloitte & Touche LLP, independent certified public accountants, as auditors of the Company for the calendar year ending December 31, 1996 was approved by the Shareholders. The Inspectors of Election certified the following vote tabulations:

                                           Broker
          For          Against   Abstain   Non-Votes
          ---          -------   -------   ---------
          10,264,054   22,800    14,500    0

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

a.) Exhibits

                                 EXHIBIT INDEX
Exhibit
Number

10.59 Assignment and Assumption of Lease Agreement ("VCA Company Store Leases"), dated June 7, 1996, between VCA and certain of its affiliates and DKM.

10.60 Assignment and Assumption of Lease Agreement ("VCA Company Store Leases"), as amended by a Letter Agreement, dated June 10, 1996, between VCA and certain of its affiliates and DKM.

10.61 Assignment and Assumption of Lease Agreement ("VCA Franchised Store Leases") as amended by a Letter Agreement, dated July 11, 1996.

10.62        Assignment, dated June 19, 1996, by Bank One Kentucky, N.A.
             ("Assignor") to DKM, all of the Assignor's right, title and interest in and to that certain Revolving Credit Loan Agreement and Security Agreement, dated January 10, 1992, between the Assignor and Duling Optical Corporation, et. al.

10.63        First Amendment to the Registrant's 1995 Stock Incentive Plan.

11           Computation of Earnings (Loss) Per Common Share.


27           Financial Data Schedule.

b.) Reports on Form 8-K

             On May 30, 1996, the Registrant filed a Report on Form 8-K with respect to the transactions embodied in DKM's Asset Purchase Agreement with Norwest and a series of other arrangements which resulted in DKM's acquisition of substantially all of the retail optical assets of VCA.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       STERLING VISION, INC.
                                       (Registrant)

                                       BY: /s/ Sebastian Giordano
                                       Sebastian Giordano
                                       Chief Financial Officer,
                                       Executive Vice President-
                                       Finance and Treasurer

                                       Signing on behalf of the
                                       Registrant and as Principal
                                       Financial Officer.

                                       Date: August 14, 1996