Form 10-Q
period 1996-09-30
STERLING VISION INC
filed 1996-11-14
CIK 1002554

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996.

                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 1-14128

                              STERLING VISION, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

New York                                              11-3096941
------------------------                              -------------------
(State of Incorporation)                              (IRS Employer
                                                      Identification No.)

                             1500 Hempstead Turnpike
                              East Meadow, NY 11554
          ------------------------------------------------------------
          (Address of Principal Executive Offices, including Zip Code)

                                  (516)390-2100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X            No
    ---              ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes               No
    ---              ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 12,386,868 shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of November 5, 1996.

Item 1.  Financial Statements

                     STERLING VISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                                         September 30, December 31,
                                                             1996         1995
                                                         (Unaudited)
                                                         ------------- ------------

ASSETS

Current Assets:
   Cash and cash equivalents                                $ 1,070     $15,493
   Accounts receivable, net of allowance
      for doubtful accounts                                   5,830       3,370
   Franchise and other notes receivable -
      current, net                                            3,093       3,326
   Inventories                                                4,400       4,102
   Indebtedness of related parties - current                    160         176
   Prepaid expenses and other current assets                  1,187         405
                                                            -------     -------
      Total Current Assets                                   15,740      26,872
                                                            -------     -------

Property and equipment - net of
      accumulated depreciation                                9,762       7,815
Franchise and other notes receivable - net                   14,872       9,294
Indebtedness of related parties                                 174         295
Other assets                                                  3,308       2,179
                                                            -------     -------

      Total Assets                                          $43,856     $46,455
                                                            =======     =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Long term debt - current portion                         $ 2,625     $ 2,511
   Accounts payable and accrued liabilities                   4,945       6,824
   Franchise related obligations - current                      748         824
   Deferred income taxes payable - current                        0         401
                                                            -------     -------
      Total Current Liabilities                               8,318      10,560
                                                            -------     -------

Long term debt                                               10,010      11,389
Deferred income taxes payable                                 1,917       1,681

Deferred gains and fees on the conveyance of
      Company-owned assets to franchisees                       328          -
Commitments and contingencies

Shareholders' Equity:
   Preferred stock, $.01 par value per share;
      authorized 5,000,000 shares; none issued
   Common stock, $.01 par value per share; authorized
      28,000,000 shares; issued 12,386,868 in 1996 and
      12,207,495 in 1995                                        124         122
   Additional paid-in capital                                24,967      23,762
   Deficit                                                   (1,808)     (1,059)
                                                            -------     -------

      Total Shareholders' Equity                             23,283      22,825
                                                            -------     -------

      Total Liabilities and Shareholders' Equity            $43,856     $46,455
                                                            =======     =======

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)



                                          Three Months Ended            Nine Months Ended
                                               Sept. 30,                    Sept. 30,
                                           1996       1995                1996     1995
                                          -------------------           -----------------
Systemwide sales                          $33,593   $28,413             $96,815   $85,426
                                          =======   =======             =======   =======

Revenues:
   Net sales - Company stores             $ 7,770   $ 6,561             $22,147   $20,082
   Franchise royalties                      2,023     1,791               5,783     5,239
   Net gains and fees from the conveyance
      of Company-owned assets to
      franchisees                             665     1,301               2,227     1,963
   Other income                               842       280               1,539     1,509
                                          -------   -------             -------   -------
Total Revenue                              11,300     9,933              31,696    28,793
                                          -------   -------             -------   -------

Costs and expenses:
   Cost of sales                            1,937     1,883               5,677     5,615
   Selling expenses                         5,221     3,322              15,096    11,725
   General and administrative expenses      5,107     3,017              11,267     7,231
      Interest expense                        301       218                 904       573
                                          -------   -------             -------   -------
Total Costs and Expenses                   12,566     8,440              32,944    25,144
                                          -------   -------             -------   -------


Net income (loss) before provisions for
      income taxes                         (1,266)    1,493               1,248     3,649
Provision (benefit) for income taxes         (506)      114                (499)      239
                                          -------   -------             -------   -------
Net income (loss)                         $  (760)  $ 1,379             $  (749)  $ 3,410
                                          =======   =======             =======   =======
Weighted average number of common
      shares outstanding                   12,325     9,963              12,325     9,963
                                          =======   =======             =======   =======

Earnings (loss) per common share             (.06)      .14                (.06)      .34
                                          =======   =======             =======   =======

Pro forma income statement data

 (see Note 5):
Net income (loss) before provision
      (benefit) for income taxes          $(1,266)  $ 1,493             $(1,248)  $ 3,649

Provision (benefit) for income taxes         (506)      597                (499)    1,460
                                          -------   -------             -------   -------
Net income (loss)                         $  (760)  $   896             $  (749)  $ 2,189
                                          =======   =======             =======   =======


Weighted average number of common
      shares outstanding                   12,325    10,063              12,325    10,063
                                          =======    ======             =======    ======

Earnings (loss) per common share             (.06)      .09                (.06)      .22
                                          =======    ======             =======    ======

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                       For the Nine Months Ended
                                                              September 30,
                                                           1996         1995
                                                       -------------------------
Cash flow from operating activities:
   Net income                                            $  (749)    $ 3,410
   Adjustments to reconcile net income to net
      cash provided by operating activities:
            Depreciation and amortization                    802         583
            Allowance for doubtful accounts                  679         126
            Net gain from the conveyance
               of Company store assets
               to franchisees                             (1,913)     (1,763)
            Deferred gain on the conveyance of
               Company stores assets to franchisees          328
            Deferred income taxes payable                   (165)         47
            Changes in assets and liabilities:
               Accounts receivable                        (2,460)     (1,713)
               Inventories                                   446        (340)
               Prepaid expenses and other
                 current assets                             (782)        (42)
               Other assets                                 (647)       (624)
               Accounts payable and accrued
                 liabilities                              (2,283)        923
               Franchise related obligations                 (76)        202
                                                         -------     -------

Net cash (used in) provided by operating activities      $(6,820)    $   809
                                                         -------     -------

Cash flows from investing activities:
   Acquisitions, net of cash acquired                     (4,150)        -
   Franchise notes receivable issued                      (4,038)     (2,344)
   Repayment of franchise notes issued                     1,522         827
   Purchase of property and equipment                     (3,080)     (2,070)
   Conveyance of property and equipment                    2,944       2,135
                                                         -------     -------
Net cash used in investing activities                     (6,802)     (1,452)
                                                         -------     -------

Cash flows from financing activities:
   Sale of common stock and other
      capital contributions                                  625         -
   Borrowing on revolving credit note                        225         500
   Payments on other debt                                 (1,651)     (1,491)
   Repayment of Revolving Credit Note                        -          (300)
   Borrowings of other debt                                  -         1,547

   Distributions to shareholders                             -        (1,800)
                                                         -------     -------
Net cash used in financing activities                       (801)     (1,544)
                                                         -------     -------

Net decrease in cash and
      cash equivalents                                   (14,423)     (2,187)
Cash and cash equivalents - beginning of year             15,493       3,495
                                                         -------     -------
Cash and cash equivalents - end of period                $ 1,070     $ 1,308
                                                         =======     =======

Supplemental disclosure of cash flow information:

Cash paid during the period for:
   Interest                                              $   945     $   517
                                                         =======     =======
   Taxes                                                 $   566     $   175
                                                         =======     =======
   Acquisitions, net of cash acquired:
      Working capital, other than cash                       759        -
      Property, plant and equipment                          600        -
      Other assets                                         2,791        -
                                                         -------     -------

      Acquisitions, net of cash acquired                 $ 4,150     $  -
                                                         =======     =======

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1

The accompanying Consolidated Condensed Financial Statements of Sterling Vision, Inc. (the "Registrant") and Subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principals for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto included in the Registrant's Annual Report on Form 10-K for the

year ended December 31, 1995. There have been no changes in significant accounting policies since December 31, 1995. In addition, certain amounts applicable to prior periods have been reclassified to conform to classifications followed in 1996.

NOTE 2

Income tax provisions are based on estimated annual effective tax rates. The effective income tax rate used for the nine months ended September 30, 1996 was approximately 40%.

A reconciliation between the statutory Federal income tax rate and the effective income tax rate based on continuing operations for the nine months ended September 30, 1996 is as follows:

                                                    1996          1995
                                                    ----          ----
      Statutory Federal income tax rate              34%           34%

      State and local income taxes, net of
        Federal income tax benefit                    6             6

      Reduction in tax liability due to status
        as Subchapter S Corporation for
        Federal and certain state income taxes        -           (34)
                                                    ====          ====

      Effective income tax rate                      40%            6%
                                                    ====          ====

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

During the nine months ended September 30, 1996, the Registrant issued 79,373 shares of its Common Stock to certain of the franchisees of those franchised stores in existence on the date of the consummation of the Offering, in consideration of future services and performance in accordance with the terms of their respective Franchise Agreements. As such, goodwill and additional paid in capital were increased by $595,000.

NOTE 4

The pro forma income tax provision for the nine months ended September 30, 1995 has been prepared assuming an effective, combined Federal and state income tax rate of 40%.

NOTE 5

Pro forma income statement data reflects adjustments to the income statement data assuming the Company had not elected S Corporation status for income tax purposes. The provision for income taxes assumes an effective tax rate of 40% for the nine months ended September 30, 1995 and for the three months ended September 30, 1995.

NOTE 6

On September 30, 1996, the Company entered into various agreements with two Canadian corporations (collectively, the "Purchaser" or the "Master Franchisor") and the principal owner thereof, pursuant to which the following transactions were consummated: (i) the Company sold the assets of its four retail optical stores located in Ontario, Canada to the Purchaser which, simultaneously therewith, converted its five existing optical stores to franchised Sterling Optical Centers; (ii) the Company and the Master Franchisor entered into a Master Franchise Agreement pursuant to which the aforesaid nine retail optical stores were franchised to the Master Franchisor; and (iii) the Master Franchisor was granted the exclusive right, in the Province of Ontario, Canada, only, to open additional franchised Sterling Optical Centers and/or grant sub-franchises with respect thereto.

In addition, the Master Franchise Agreement: (i) provides for the Master Franchisor's payment to the Company of a portion of the initial non-recurring franchise fees and continuing royalty fees paid by any of its sub-franchisees;
(ii) requires the Master Franchisor to open, within the Province of Ontario, Canada, additional Sterling Optical Centers in accordance with a specified time schedule; and (iii) affords the Master Franchisor the right of first refusal with respect to any other Master Franchise Agreements to be entered into by the Company in any other Provinces of Canada.

NOTE 7 - SUBSEQUENT EVENT

In October, 1996, the Company, Insight Laser Centers, Inc. ("Insight"), a wholly owned subsidiary of the Registrant, and an ophthalmologist operating two medical offices and an ambulatory surgery center located in Long Island, New York, together with certain professional and other corporations owned by such individual (collectively, the "Ophthalmologist"), entered into various agreements, all of which are presently being held, in escrow, pending the formation of a new professional corporation which will become a party to certain of the agreements.

Such agreements provide for, among other things, the following:

1. The contribution, by the Ophthalmologist, of substantially all of the assets (of his existing two medical practices and ambulatory surgery center) to Insight Laser Centers, LLC ("LLC"), a New York limited liability company, in exchange for twenty (20%) percent of the membership interests in the LLC, the balance of which membership interests are to be simultaneously issued to Insight in exchange for its contribution, to the LLC, of all of its operating assets;

2.   The LLC's purchase of an excimer laser from the Ophthalmologist;

3. The LLC's agreement to engage the Ophthalmologist, on an exclusive basis, in connection with its ownership and/or operation of ophthalmological practices and/or laser surgery centers located in the New York Metropolitan area;

4. The LLC's management of the Ophthalmologist's medical practice, including those to be performed at the ambulatory surgery center (referred to above), in exchange for a fee based upon the cost of operating such practice and center;

5. The requirement that the Registrant purchase from the Ophthalmologist his membership interests in the LLC upon the occurrence of certain events, as well as the right of the Registrant to cause the Ophthamologist to sell such membership interests to it upon the occurrence of other events; and

6. The Registrant's guaranty of all of the obligations of Insight under the various agreements.

As of the date hereof, it is anticipated that all of the documents will be released from escrow no later than November 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein (other than historical facts) including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations and the operations of the Registrant's subsidiary, Insight, and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Generally, the words "anticipate", "believe", "estimate", "expects" and similar expressions, as they relate to the Company and/or its management, are intended to identify forward looking statements. Among the factors that could cause actual results to differ materially are the following: the inability of the Company to obtain waivers of its failure to comply with certain covenants under its Credit Agreement (as hereinafter defined) and the possible defaults related therefrom; the inability of the Company to obtain additional financing to meet its capital needs; competition in the retail optical industry; the ability of the Company to acquire, at favorable prices, retail optical chains; the uncertainty of the acceptance of photo refractive keratectomy ("PRK"), a procedure being offered by Insight to correct the vision of individuals experiencing certain degrees of myopia; the availability of new and/or better ophthalmic laser technologies or other technologies that serve the same purpose as PRK; the inability of the Company to finalize favorable agreements with ophthalmologists to render services at its Insight Laser Centers; competition in the PRK market; cost over-runs; lack of experience in developing or managing PRK centers and ophthalmological practices; and general business and economic conditions.

Results of Operations

For the Nine Months Ended September 30, 1996 Compared to September 30, 1995

Systemwide sales represent combined retail sales generated by Company-owned and franchised stores, as well as revenues generated by VisionCare of California, a wholly-owned subsidiary of the Company licensed by the California Department of Corporations as a specialized health maintenance organization ("VCC")and Insight. There were 322 and 183 Sterling Stores in operation as of September 30, 1996 and September 30, 1995, respectively, of which 251 and 146 were franchised. Such stores operate under various tradenames including Sterling Optical, Site for Sore Eyes, IPCO Optical, Benson Optical, Superior Optical, Southern Optical, Nevada Optical, Duling Optical, Monfried Optical and Kindy Optical. Systemwide sales increased by $11,389,000, or 13.3%, to $96,815,000 for the nine months ended September 30, 1996, as compared to $85,426,000 for the same period in 1995. On a same store basis (for stores that operated as either a Company-owned or franchised store during the entirety of both of the nine month periods ended September 30, 1996 and 1995), systemwide sales decreased by $1,073,000, or 1.4%, to $73,304,000 for the nine months ended September 30, 1996, as compared to $74,377,000 for the same period in 1995. There were 151 stores that operated as either a Company-owned or franchised store during the entirety of both of the nine month periods ended September 30, 1996 and 1995.

Aggregate sales generated from the operation of Company-owned stores increased by $2,065,000, or 10.3%, to $22,147,000 for the first nine months of 1996, as compared to $20,082,000 for the same period in 1995. Such increase was primarily due to: (i) the acquisition, in the fourth quarter of 1995, of substantially all of the assets of Benson Optical Co. Inc., OCA Acquisition, Inc. and Superior Optical Company, Inc., debtors-in-possession under Chapter 11 of the U.S. Bankruptcy Code (collectively, the "Debtors"), including the leases for 32 retail optical stores then being operated by the Debtors (the "Benson Transaction"); and (ii) the acquisition, in the second quarter of 1996 (the "VCA Transaction"), of substantially all of the retail optical assets of Vision Centers of America, Ltd., D & K Optical, Inc., Monfried Corporation and Duling Finance Corporation (collectively, "VCA"), which assets were acquired from Norwest Investment Services, Inc. ("Norwest") in a private foreclosure sale, which was partially offset by the decrease in aggregate sales resulting from the conveyance of the assets of Company-owned stores to franchisees. Historical comparisons of retail sales generated by Company-owned stores can become distorted due to the conveyance of Company-owned store assets to franchisees. When Company-owned store assets are conveyed to franchisees, sales generated by such franchised stores are no longer reflected in the sales of Company-owned stores. In turn, the Company receives on-going royalties based upon a percentage of the sales generated by such franchised stores. On a same store basis, aggregate sales generated by Company-owned stores in operation during the entirety of both of the nine month periods ended September 30, 1996 and 1995, decreased by $207,000, or 1.5%, to $13,424,000 for the nine months ended September 30, 1996, as compared to $13,631,000 for the same period in 1995. This decrease resulted primarily from the Company's change in its employment arrangements with certain of its optometrists from that of a salaried employee to an independent optometrist subleasing the professional office located within the store in question. Such change resulted in the loss of eye examination fee income to the Company of approximately $225,000, since such doctors now collect such fees as part of their income, although this contributed to the reduction in the Company's selling expenses as described below.

Aggregate sales generated from the operation of franchised stores increased by $9,324,000, or 14.5%, to $74,668,000 for the nine months ended September 30, 1996, as compared to $65,344,000 for the same period in 1995, due primarily to an increase in the number of Company-owned stores conveyed to franchisees, and the addition of approximately 75 franchise stores acquired in the VCA Transaction (which occurred during the end of the second quarter of 1996). On a same store basis, aggregate sales generated by franchised stores in operation during the entirety of both nine month periods ended September 30, 1996 and 1995, decreased by $866,000, or 1.4%, to $59,880,000 for the nine months ended September 30, 1996, as compared to $60,746,000 for the same period in 1995.

Aggregate ongoing franchise royalties increased by $544,000, or 10.2%, to $5,783,000 for the nine months ended September 30, 1996, as compared to $5,329,000 for the same period in 1995, due primarily to an increase in the number of Company-owned stores conveyed to franchisees, and the addition of approximately 75 franchised stores acquired in the VCA Transaction.

Net gains on the conveyance of the assets of Company-owned stores to franchisees increased by $264,000, or 13.5%, to $2,227,000 for the nine months ended September 30, 1996, as compared to $1,963,000 for the same period in 1995, due to the conveyance of the assets of twelve Company-owned stores to franchisees and a purchase price adjustment related to a Company-owned store previously conveyed during 1995, as compared to net gains on the conveyance of the assets of six Company-owned stores to franchisees for the same period in 1995 (which includes the gain on the conveyance of one store, in the amount of $1,173,000).

The Company's gross profit margin increased by 2.4 percentage points, to 74.4%, for the nine months ended September 30, 1996, as compared to 72.0% for the same period in 1995. This increase resulted primarily from the Company having discontinued, in the Fall of 1995, two marketing programs: (i) a test program which initially changed the product mix in Company-owned stores by increasing the quantities of higher priced/lower margin designer frames and specialty ophthalmic lenses; and (ii) a promotional program in response to certain promotional incentives offered by certain major competitors of the Company. To match such incentives, the Company offered similar types of promotional programs to its customers, which previously resulted in lower gross profit margins. In addition, the Company experienced a reduction in its ophthalmic lens surfacing costs as a result of the operation of its ophthalmic lens manufacturing facility, which commenced operations in the second quarter of 1995. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competition and promotional incentives.

Selling expenses increased by $3,371,000, or 28.8%, to $15,096,000 for the nine months ended September 30, 1996, as compared to $11,725,000 for the same period in 1995, due to the inclusion of selling expenses, of approximately $3,955,000, incurred by the stores acquired in connection with the Benson and VCA Transactions, and selling expenses of approximately $370,000 related to the business of Insight, which were partially offset by a decrease in selling expenses of approximately $850,000, due primarily from the conveyance of the assets of Company-owned stores to franchisees, as well as a decrease in selling expenses of approximately $165,000 in connection with the change in the Company's employment arrangements (as described above) with certain of its optometrists.

General and administrative expenses (including interest expense, depreciation and bad debt expense) increased by $4,367,000, or 55.9%, to $12,171,000 for the nine months ended September 30, 1996, as compared to $7,804,000 for the same period in 1995. This increase was due primarily to the following five factors:
(i) an increase in administrative costs of approximately $1,930,000 related to the business of Insight, and approximately $350,000 related to the Company's operation of an ophthalmic lens manufacturing facility, each of which operations had not incurred expenses until the end of the second quarter of 1995;(ii) approximately $585,000 of administrative costs related to the Benson Transaction;(iii) approximately $525,000 in administrative costs related to the VCA Transaction; (iv) approximately $450,000 in occupancy and moving expenses related to the Company's relocation, in the second quarter of 1996, of its administrative offices; and (v) approximately $300,000 in costs related to operating as a publicly held company. Interest expense increased by $331,000, or 57.8%, to $904,000 for the nine months ended September 30, 1996, as compared to $573,000 for the same period in 1995. This increase was due to increased indebtedness incurred by the Company in connection with the leasing, in 1995, of five excimer lasers (which are capital leases and, accordingly, such payments include interest expense), and an additional loan, at the end of the fourth quarter of 1995, of $1,670,000 to fund the Benson Transaction. The Company's provision for doubtful accounts, which is included in general and administrative expenses, increased by $155,000, or 59.9%, to $414,000 for the nine months ended September 30, 1996, as compared to $259,000 for the same period in 1995.

The Company's net income before income taxes decreased by $4,897,000, or 134.2%, to a loss of $1,248,000 for the nine months ended September 30, 1996, as compared to income of $3,649,000 for the same period in 1995. This decrease was primarily due to the following two factors which were not comparable to the Company's operations for the same period in 1995: (i) the Company consummated the

Benson Transaction during the fourth quarter of 1995 and thereby acquired substantially all of the assets and certain continuing expenses of the Debtors.

Consequently, the Company incurred a loss, for the nine months ended September 30, 1996, of $1,063,000 from the operation of the stores acquired in the Benson Transaction and costs incurred in maintaining Benson's administrative office and warehouse facilities, which were eventually closed in the first quarter of 1996; and (ii) the Company incurred a $2,255,000 loss, for the nine months ended September 30, 1996, in establishing the operations of Insight. Insight began generating minimal revenues during the second quarter of 1996, although it had incurred payroll costs and interest expense (with respect to its leasing of five excimer lasers) since its inception, which occurred during the end of the second quarter of 1995. This decrease was partially offset by net income of $1,080,000 from the operation of the stores acquired, on May 30, 1996, in the VCA Transaction, which includes net gains on the conveyance of the assets of two Company-owned stores to franchisees, in the aggregate amount of $676,000. Net income from the Company's operations (excluding the losses applicable to the operation of the stores acquired in the Benson Transaction, Insight and the income applicable to the operation of the stores acquired in the VCA Transaction), decreased by $2,086,000, or 57.2%, to $1,563,000 for the nine months ended September 30, 1996, as compared to $3,649,000 for the same period in 1995. This decrease was primarily due to the increase in general and administrative expenses (including interest expense, depreciation and bad debt expense, as explained above, but excluding such expenses applicable to the operation of Insight and the stores acquired in the Benson and VCA Transactions) and the decrease in net gains on the conveyance of the assets of Company-owned stores to franchisees, (excluding such gains applicable to the conveyance of the assets of two Company-owned store acquired in the VCA Transaction). For the fourth quarter of 1996, the Company anticipates a reduction in the losses attributable to the operation of the stores acquired in the Benson Transaction and from the operation of Insight.

For the Three Months Ended September 30, 1996 compared to September 30, 1995

Systemwide sales increased by $5,180,000, or 18.2%, to $33,593,000 for the three months ended September 30, 1996, as compared to $28,413,000 for the same period in 1995. On a same store basis (for stores that operated as either a Company-owned or franchised store during the entirety of both of the three month periods ended September 30, 1996 and 1995), systemwide sales decreased by $1,070,000, or 4.3%, to $24,054,000 for the three months ended September 30, 1996, as compared to $25,124,000 for the same period in 1995. There were 155 stores that operated as either a Company-owned or franchised store during the entirety of both of the three month periods ended September 30, 1996 and 1995.

Aggregate sales generated from the operation of Company-owned stores increased by $1,209,000, or 18.4%, to $7,770,000 for the three months ended September 30, 1996, as compared to $6,561,000 for the same period in 1995. Such increase was primarily due to the VCA Transaction (which occurred at the end of the second quarter of 1996), which resulted in the Company's acquisition, among other assets, of the assets and leases for 13 company-owned stores, which was partially offset by the decrease in aggregate sales resulting from the conveyance of the assets of Company-owned stores to franchisees. Historical comparisons of aggregate sales generated by Company-owned stores can become distorted due to the conveyance of Company-owned store assets to franchisees. When Company-owned store assets are conveyed to franchisees, sales generated by such franchised store are no longer reflected in Company-owned store sales; however, the Company receives on-going royalties based upon a percentage of the sales generated by such franchised stores. On a same store basis, aggregate sales generated by Company-owned stores in operation during the entirety of both of the three month periods ended September 30, 1996 and 1995, decreased by $99,000, or 2.2% to $4,344,000 for the three months ended September 30, 1996, as compared to $4,443,000 for the same period in 1995. This decrease resulted primarily from the Company's change in its employment arrangements with certain of its optometrists from that of a salaried employee to an independent optometrist subleasing the professional office located within the Sterling Store in question. This change resulted in the loss of eye examination fee income for the Company of approximately $70,000, since such doctors now collect such fees as part of their income, although this contributed to the reduction in selling expenses described below.

Aggregate sales generated from the operation of franchised stores increased by $3,971,000, or 18.2%, to $25,823,000 for the three months ended September 30, 1996, as compared to $21,852,000 for the same period in 1995, due primarily to an increase in the number of Company-owned stores conveyed to franchisees and the addition of approximately 75 franchised stores acquired in the VCA Transaction. On a same store basis, aggregate sales generated by franchised stores in operation during the entirety of both three month periods ended September 30, 1996 and 1995, decreased by $971,000, or 4.7%, to $19,710,000 for the three months ended September 30, 1996, as compared to $20,681,000 for the same period in 1995.

Aggregate ongoing franchise royalties increased by $232,000, or 13.0%, to $2,023,000 for the three months ended September 30, 1996, as compared to $1,791,000 for the same period in 1995, due primarily to an increase in the number of Company-owned stores conveyed to franchisees and the addition of approximately 75 franchised stores acquired in the VCA Transaction.

Net gains on the conveyance of the assets of Company-owned stores to franchisees decreased by $636,000, or 48.9%, to $665,000 for the three months ended September 30, 1996, as compared to $1,301,000 for the same period in 1995, due to the conveyance of the assets of five Company-owned stores to franchisees, as compared to net gains on the conveyance of the assets of two Company-owned stores to franchisees for the same period in 1995 (which included the gain on the conveyance of the assets of one store, in the amount of $1,173,000).

The Company's gross profit margin increased by 3.8 percentage points, to 75.1%, for the three months ended September 30, 1996, as compared to 71.3% for the same period in 1995. This increase resulted primarily from the Company having discontinued, in the Fall of 1995, two marketing programs: (i) a test program which initially changed the product mix in Company-owned stores by increasing the quantities of higher priced/lower margin designer frames and specialty ophthalmic lenses; and (ii) a promotional program in response to certain promotional incentives offered by certain major competitors of the Company. To match such incentives, the Company offered similar types of promotional programs to its customers, which previously resulted in lower gross profit margins. In addition, the Company experienced a reduction in its ophthalmic lens surfacing costs as a result of the operation of its ophthalmic lens manufacturing facility, which commenced operations in the second quarter of 1995. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competition and promotional incentives.

Selling expenses increased by $1,899,000, or 57.2%, to $5,221,000 for the three months ended September 30, 1996, as compared to $3,322,000 for the same period in 1995, due to the inclusion of selling expenses of approximately $1,694,000 incurred by the stores acquired in connection with the Benson and VCA Transactions, and the operations of Insight, which were partially offset by a decrease in selling expenses of approximately $434,000, due primarily from the conveyance of the assets of Company-owned stores to franchisees, as well as a decrease in selling expenses of approximately $80,000 in connection with the change in the Company's employment arrangements (as described above) with certain of its optometrists.

General and administrative expenses (including interest expense, depreciation and bad debt expense) increased by $2,173,000, or 67.1%, to $5,408,000 for the three months ended September 30, 1996, as compared to $3,235,000 for the same period in 1995. This increase was due primarily to the following five factors:
(i) an increase in administrative costs of approximately $1,000,000 related to the business of Insight, which had not incurred expenses until the end of the second quarter of 1995; (ii) approximately $156,000 in administrative costs related to the Benson Transaction; (iii) approximately $432,000 in administrative costs related to the VCA Transaction; (iv) approximately $300,000 in occupancy and moving expenses related to the Company's relocation, in the second quarter of 1996, of its administrative offices; and (v) approximately $200,000 in costs related to operating as a publicly held company. Interest expense, which is included in general and administrative expenses, increased by $83,000, or 38.1%, to $301,000 for the three months ended September 30, 1996, as compared to $218,000 for the same period in 1995. This increase was due to increased indebtedness incurred by the Company in connection with the leasing, in 1995, of five excimer lasers (which are capital leases and, accordingly, such payments include interest expense), and an additional loan, at the end of the fourth quarter of 1995, of $1,670,000 to fund the Benson Transaction. The Company's provision for doubtful accounts, which is included in general and administrative expenses, increased by $57,000, or 45.2%, to $183,000 for the three months ended September 30, 1996, as compared to $126,000 for the same period in 1995.

The Company's net income before income taxes decreased by $2,759,000, or 184.8%, to a loss of $1,266,000 for the three months ended September 30, 1996, as compared to income of $1,493,000 for the same period in 1995. This decrease was primarily due to the following four factors which were not comparable to the Company's operations for the same period in 1995: (i) the Company consummated the Benson Transaction during the fourth quarter of 1995 and thereby acquired substantially all of the assets and certain continuing expenses of the Debtors. Consequently, the Company incurred a loss, for the three months ended September 30, 1996, of $185,000 from the operation of the stores acquired in the Benson Transaction; (ii) the Company, for the three months ended September 30, 1996, incurred a $1,055,000 loss in establishing the operations of Insight, although Insight began generating minimal revenues during the second quarter of 1996;
(iii) net gains on the conveyance of the assets of Company-owned stores decreased by $416,000 for the three months ended September 30, 1996, as compared to the same period in 1995; and (iv) an increase in general and administrative expenses as discussed above. This decrease was partially offset by net income of $630,000 from the operation of the stores acquired (during the second quarter of 1996), in the VCA Transaction, which includes a net gain on the conveyance of the assets of one Company-owned store to a franchisee, in the amount of $296,000. Net income from the Company's operations (excluding the losses applicable to the operations of the stores acquired in the Benson Transaction, Insight, and the income applicable to the operation of the stores acquired in the VCA Transaction) decreased by $1,381,000, or 92.5%, to $112,000 for the three months ended September 30, 1996, as compared to $1,493,000 for the same period in 1995. This decrease was primarily due to the increase in general and administrative expenses (including interest expense, depreciation and bad debt expense), as explained above, (excluding such expenses applicable to the operation of Insight and the stores acquired in the Benson and VCA Transactions). This increase in general and administrative expenses was partially offset by an increase in net gains from the conveyance of the assets of Company-owned stores to franchisees, (excluding such gains applicable to the conveyance of the assets of one Company-owned store acquired in the VCA Transaction).

Liquidity and Capital Resources

The Company is a party to a Term Loan and Revolving Credit Agreement (the "Credit Agreement") with Chase (the "Bank") which, as of September 30, 1996, provided for term loans totaling $5,137,651 and a $2,500,000 revolving line of credit.

The term loans are divided into two separate classes or tranches (collectively, the "Tranches"). Tranche A was in the original principal amount of $5,000,000 and is being amortized over five years with equal monthly payments of principal. Interest is fixed at 8.07% per annum on the outstanding balance and is payable monthly. Tranche B was in the original principal amount of $2,500,000 and is being amortized over five years with equal monthly payments of principal. Interest is calculated on the outstanding balance at 3/4% over the prime rate in effect from time to time and is payable monthly. As of September 30, 1996, the outstanding principal balance of Tranche A was $2,583,314, and the outstanding principal balance of Tranche B was $1,291,657. In addition, on November 30, 1995, the Bank converted an existing demand loan into a term loan to be repaid over the remaining term of the Tranches, with interest payable monthly at a fixed rate of 7.9% per annum. Such loan, in the original amount of $1,670,000, was incurred by the Company to fund the Benson Transaction. As of September 30, 1996, the outstanding principal balance of such loan was $1,262,680.

In addition to the term loans mentioned above, the Bank initially also provided a $1,000,000 revolving line of credit. The Company is required to pay 1/4% per annum on the unused portion of this line of credit, regardless of whether any actual borrowings occur. On November 30, 1995, the Bank: (i) converted an existing bridge loan, in the principal amount of $1,670,000, into the term loan mentioned above, which will be amortized over the remaining term of the Tranches; (ii) increased the Company's line of credit by an additional $1,500,000, of which $2,500,000 was outstanding as of June 30, 1996; and (iii) extended the maturity date of the line of credit to April 5, 1997. Loans outstanding under the line of credit bear interest at the prime rate in effect from time to time.

In addition, the Company must comply with certain financial covenants relating to: (i) the ratio of total assets to total revenues; (ii) minimum net worth plus subordinated indebtedness; (iii) the ratio of total unsubordinated liabilities to net worth; (iv) its current ratio; (v) its debt service coverage ratio; (vi) maximum net loss; and (vii) the ratio of funded debt to net operating cash flow, all as such terms are defined in the Credit Agreement. For the nine months ended September 30, 1996, the Company did not maintain the required ratios described in (v) and (vii) above primarily due to the decrease in net income before taxes for the nine months ended September 30, 1996, as compared to the same period in 1995. The Company has requested a waiver from the Bank with respect to such non-compliance with the Credit Agreement; and although the Company anticipates receiving such waiver from the Bank subsequent to the filing of this Form 10-Q, there can be no assurance that the Bank will issue such waiver to the Company. Such default gives the Bank the right to accelerate the payment of the then outstanding balance under the Company's term loans and line of credit. In the event the Bank exercises its right to accelerate the repayment of such loans, the Company does not have, at this time, adequate cash available to repay such loans, although the Company believes that, in such event, it will be able to obtain sufficient financing to repay such loans.

In connection with the Company's acquisition, which occurred in May 1996, of substantially all of the assets of VCA, the Company delivered to Norwest, the Seller, a ninety (90) day direct pay letter of credit, in the amount of $4,150,000, representing the purchase price for such assets, which letter of credit was drawn upon by Norwest in the ordinary course of business.

In connection with the Company's acquisition, in July 1992, of substantially all of the assets of Sterling Optical Corp. (f/k/a IPCO Corporation), a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code ("IPCO"), the Company acquired IPCO's right to cash collateral and certain franchise promissory notes pledged to, and securing loans made to, IPCO by Sanwa Business Credit Corporation ("Sanwa") and the CIT Group/Equipment Financing, Inc. ("CIT"). The residual value of such franchise notes receivable (i.e., the sums remaining payable on such franchise notes after payment, in full, of the indebtedness owed to CIT and Sanwa, which obligations were not assumed by the Company) represent notes acquired from IPCO and are currently being held by Sanwa and CIT as collateral against obligations incurred by IPCO. The indebtedness payable to CIT is scheduled to be repaid in or about July, 2000, at which time it is anticipated that the notes pledged to CIT will be returned to the Company. The Company's right to the return of the notes pledged to Sanwa

(after payment of the indebtedness incurred by IPCO and subject to which the Company acquired such notes) is the subject of litigation between Sanwa and the Company. The Company maintains that it is entitled to a return of the franchise notes held by Sanwa upon the repayment of the indebtedness owed to Sanwa, based upon the advice given to it by its outside counsel. The residual value of the franchise notes held by Sanwa and CIT as of September 30, 1996 was $1,325,000 and $679,000, respectively.

Franchise and other accounts receivable increased by $2,460,000, or 73%, to $5,830,000 as of September 30, 1996, as compared to $3,370,000 as of December 31, 1995, due primarily to slower collections of certain amounts owed to the Company by a number of its franchisees, as well as an increase in royalties generated by higher sales volume at franchised stores. The Company is working with these franchisees in an attempt to obtain collection of outstanding receivables on a more timely basis through the following means: (i) restructuring of the repayment of such obligations; or (ii) if necessary, exercising its rights under the various documents pursuant to which each such franchisee occupies its Sterling Store, including the possible termination of the applicable Franchise Agreement.

Franchise and other notes receivable as of September 30, 1996 were $18,299,000, which includes approximately $3,400,000 of franchise notes acquired in connection with the VCA Transaction. The Company believes that the underlying value of the collateral securing its franchise accounts and notes receivable together, in most cases, with the personal guarantees of the principal owners of each of the Company's franchised stores, will be sufficient to support the collectibility of these receivables.

Inventories at Company-owned stores increased by $298,000, or 7.3%, to $4,400,000 as of September 30, 1996, as compared to $4,102,000 as of December 31, 1995. This increase was due primarily to approximately $750,000 of inventory acquired in connection with the VCA Transaction, which was partially offset by a decrease related to the conveyance, during the nine months ended September 30, 1996, of the assets of 12 Company-owned stores to franchisees.

As of September 30, 1996, Insight had leased, with $1.00 purchase options, five excimer lasers. Aggregate lease payments pursuant to such leases will approximate $685,000, $685,000, $685,000, $685,000 and $150,700 for the periods ended September 30, 1997, 1998, 1999, 2000 and 2001, respectively. In addition, in January, 1996, the Company entered into a purchase order to acquire an additional two excimer lasers.

In December, 1995, the Company completed an initial public offering ("the Offering") and raised approximately $14,791,000, net of commissions and expenses, from the sale of 2,200,000 shares of its Common Stock at a price of $7.50 per share. In January, 1996, the Company raised approximately $625,000, net of commissions and expenses, from the sale of an additional 100,000 shares of its Common Stock at $7.50 per share pursuant to an over-allotment option granted the Underwriters in connection with the Offering. As of September 30, 1996 and December 31, 1995, the Company had $7,422,000 and $16,312,000,
respectively, in working capital, and $1,070,000 and $15,493,000, respectively, of cash and cash equivalents. As of the date hereof, the Company has determined to delay construction of any new Insight Laser Centers other than the one presently under construction in San Francisco, California (which is anticipated to open during the first quarter of 1997). During the three months ending December 31, 1996, the Company anticipates having the following capital requirements: completing the construction of three new Sterling Optical Centers and continuing with the upgrading of the Company's Management Information System in conjunction with the point of sale computer systems being installed in its Company-owned stores, in the aggregate, approximate amount of $250,000; acquiring retail optical stores, subject to the availability of qualified opportunities, in furtherance of the Company's business strategy, in amounts that cannot be projected by the Company at this time; and opening new retail optical stores in furtherance of the Company's business strategy, also in amounts that cannot be projected by the Company at this time.

The Company experienced negative cash flow during the first nine months of 1996 resulting, primarily, from losses attributable to the stores acquired in the Benson Transaction (the "Benson Stores") and the establishment of the business of Insight. The Company, however, believes that, based, in part, on reduced losses attributable to the Benson Stores during the third quarter of 1996, and, in part, from Insight beginning to produce increased revenues since July 1996, as well as reducing its overhead, the magnitude of the losses stemming from the Benson Stores and Insight will be reduced. Although the Company also anticipates a positive cash flow from the stores acquired in the VCA Transaction and from the remainder of the Company's retail optical store operations, the Company believes that such operating cash flow will be insufficient to result in positive cash flow for the remainder of 1996. Accordingly, the Company believes that its current cash resources are insufficient to fund its anticipated capital expenditures and that its capital needs will exceed its cash, cash equivalents and availability under its existing revolving line of credit. The Company believes it could meet such needs through additional borrowings, the sale of franchise notes receivable or additional sales of equity, although there can be no assurance that the Company would be successful in obtaining any such additional borrowings, selling any of its franchise notes receivable and/or selling additional equity, or on what terms such transactions could be effected. Further, the Credit Agreement currently restricts the Company's ability to obtain additional financing except in certain circumstances.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

At the time of the acquisition, by Sterling Vision DKM, Inc. ("DKM"), a wholly owned subsidiary of the Registrant, from Norwest, of VCA's Franchise Agreements and Franchisee Promissory Notes, approximately ten franchisees (owning approximately 25 retail optical stores) had initiated actions against VCA seeking recission of their respective Franchise Agreements, as well as damages for VCA's failure to comply with its obligations under such Franchise Agreements. DKM has intervened in each such action and is in the process of conducting discovery. In July, 1996, DKM reached an agreement with one such franchisee (operating four franchised retail optical stores) to settle one such action; and, in September, 1996, reached agreement with three other such franchisees (operating three franchised retail optical stores) also settling their actions. Based upon advice given to DKM by its special litigation counsel, DKM is of the opinion that it will not be responsible for any damage award rendered, in any such action, against VCA. In addition, in September, 1996, DKM initiated actions against two other DKM franchisees for their failure to comply with their respective obligations under other franchise agreements assigned by Norwest to DKM.

Item 2. Changes in Securities.   Not applicable.

Item 3. Defaults Upon Senior Securities.  Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.  Not applicable

Item 5. Other Information.  Not applicable

Item 6. Exhibits and Reports on Form 8-K.

a.) Exhibits

                                  EXHIBIT INDEX

Exhibit
Number

10.64 Purchase and Sale Agreement, dated September 30, 1996, between Eye Site (Ontario) Ltd. and the Registrant.

10.65 Master Franchise Agreement, dated September 30, 1996 between Eye Site, Inc., and Eye Site (Ontario) Ltd. and the Registrant.

11    Computation of Earnings (Loss) Per Common Share.


27    Financial Data Schedule.

b.) Reports on Form 8-K
      NONE

                                       SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        STERLING VISION, INC.
                                        (Registrant)

                                        BY: /s/ Sebastian Giordano
                                            ---------------------------
                                            Sebastian Giordano
                                            Chief Financial Officer,
                                            Executive Vice President-
                                            Finance and Treasurer

                                            Signing on behalf of the
                                            Registrant and as Principal
                                            Financial Officer.


                                            Date: November 13, 1996