Form 10-K
period 1996-12-31
STERLING VISION INC
filed 1997-04-01
CIK 1002554

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------

(Mark One)

  X    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
------ Act of 1934 For the Fiscal Year ended December 31, 1996

       Transition Report pursuant to Section 13 or 15(d) of the Securities ------ Exchange Act of 1934

       Commission File Number: 1-14128

                              STERLING VISION, INC.
             (Exact name of Registrant as specified in its Charter)

                New York                          11-3096941
       (State of Incorporation)        (IRS Employer Identification Number)

                             1500 Hempstead Turnpike
                              East Meadow, NY 11554
                        Telephone Number: (516) 390-2100
                    (Address of Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                  TITLE                                Exchange
                  -----                                --------

Common Stock, par value $.01 per share             Nasdaq Market System

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                 Yes  X       No
                     ---         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the Common Stock held by nonaffiliates as of March 20, 1997, (based upon the closing bid price of $7.75 per share as quoted on the Nasdaq Market System) was approximately $43,000,000. For purposes of this computation, the shares of Common Stock held by directors, executive officers and principal shareholders owning more than 5% of the Company's outstanding Common Stock and which a Schedule 13G were deemed to be stock held by affiliates. As of March 20, 1997, there were 5,552,471 shares of Common Stock outstanding held by nonaffiliates.

      As of March 20, 1997, 12,387,535 shares of the Registrant's Common Stock were outstanding.

      The Company's Proxy Statement for the 1996 Annual Meeting of Shareholders is incorporated by reference to Part III of this Annual Report on Form 10-K.

Item 1.  Business

     All statements contained herein that are not historical facts including, but not limited to, statements regarding the future development plans of Sterling Vision, Inc. ("Sterling" or the "Company") and the Company's ability to generate cash from its operations, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements are the following: competition in the retail optical industry; the ability of the Company to enter into third party, managed care provider agreements on favorable terms; the ability of the Company to acquire, at favorable prices, retail optical chains; the uncertainty of the acceptance of Photorefractive Keratectomy ("PRK"); the availability of new and better ophthalmic laser technologies or other technologies that serve the same purpose as PRK; the inability of the Company to finalize favorable agreements with ophthalmologists to utilize the Company's excimer lasers to perform PRK procedures; competition in the PRK market; lack of experience in developing or managing PRK centers and ophthalmological practices; the inability of the Company to enter into amendments to the Credit Agreement (as hereinafter defined) and defaults related therefrom; and general business and economic conditions.

General

     The Company is one of the largest chains of retail optical stores and the second largest franchised optical chain in the United States based upon domestic sales and number of locations of Company-owned and franchised stores (collectively, referred to herein as "Sterling Stores").


     As of December 31, 1996, there were 319 Sterling Stores, consisting of 62 Company-owned stores and 257 franchised stores. The Company continually seeks to expand both its Company-owned and franchised store operations. As of December 31, 1996, Sterling was constructing four additional stores, and had received commitments from existing franchisees to develop an additional eight franchised Sterling Stores. Sterling Stores are located in 27 states, the District of Columbia and Ontario, Canada.

     Most Sterling Stores offer eyecare products and services such as prescription and non-prescription eyeglasses, eyeglass frames, ophthalmic lenses, contact lenses, sunglasses and a broad range of ancillary items. To the extent permitted by individual state regulations, an optometrist is employed by, or affiliated with, most Sterling Stores, which optometrist provides professional eye examinations to the public. The Company fills prescriptions from these employed or affiliated optometrists, as well as from unaffiliated optometrists and ophthalmologists. Most Sterling Stores have an inventory of ophthalmic and contact lenses, as well as on-site lab equipment for cutting and edging ophthalmic lenses to fit into eyeglass frames, which allows Sterling Stores to offer same-day service in many cases.

     Sterling views its Company-owned stores as "inventory" to be strategically sold to qualified franchisees. By selling Company-owned Sterling Stores to franchisees, the Company hopes to achieve two goals: to recognize a gain on the conveyance of the assets of such stores, and to create a stream of royalty payments based upon a percentage of the gross revenues of the franchised locations. Sterling currently derives its revenues principally from: the sale of eyecare products and services at Company-owned stores; ongoing royalties based upon a percentage of gross revenues of franchised stores; and the conveyance of Company-owned store assets to existing and new franchisees.

     While most Sterling Stores presently operate under one of the tradenames "Sterling Optical," "IPCO Optical," "Site For Sore Eyes," "Benson Optical", "Southern Optical", "Superior Optical", "Nevada Optical", "Duling Optical", Monfried Optical" or "Kindly Optical", the Company is presently formulating plans to change the tradename of most Sterling Stores to "Sterling Optical". In connection therewith, the Company intends to formulate and implement additional advertising and marketing programs to create increased name recognition throughout those areas of the United States where the Company is currently operating under a tradename other than "Sterling Optical." The Company also operates VisionCare of California ("VCC"), a specialized health care maintenance organization licensed by the California Department of Corporations. VCC employs licensed optometrists who render services in offices located immediately adjacent to, or within, most Sterling Stores located in California.

     The Company also plans to affiliate with health care providers (ophthalmologists) in offering PRK, a procedure performed with an excimer laser for the correction of certain degrees of myopia (near-sightedness). It is anticipated that the Company and such ophthalmologists will enter into agreements pursuant to which such ophthalmologists will pay to the Company a fee for each PRK procedure performed using an excimer laser installed by Insight Laser Centers, Inc. ("Insight"), a wholly-owned subsidiary of the Company, into such ophthalmologists' offices. As of December 31, 1996, the Company had leased six excimer lasers, each with a purchase option for nominal consideration. The Company currently owns and operates one Insight Laser Center located in New York City and has placed three excimer lasers into various ophthalmological offices located in the New York metropolitan area and in San Francisco, California.

Background of the Company

         Sterling was incorporated under the laws of the State of New York in January 1992 and in February 1992, purchased substantially all of the assets (the "IPCO Acquisition") of Sterling Optical Corp., f/k/a IPCO Corporation ("IPCO"), a New York corporation then a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code. Subsequent to the IPCO Acquisition, the Company, in October 1993, acquired, through a merger, 26 retail optical stores (both Company operated and franchised) operating under the name "Site For Sore Eyes" ("SFSE") and located in Northern California (the "SFSE Merger"). In connection with the SFSE Merger, certain of the principal shareholders of the Company also acquired VCC, a specialized health care maintenance organization licensed by the California Department of Corporations under the California Knox Keene Health Care Service Plan Act of 1975. In addition, the Company: in August 1994, purchased the assets of eight additional retail optical stores located in New York and New Jersey from Pembridge Optical Partners, Inc. ("Pembridge"); in November 1995, acquired, through one of its wholly-owned subsidiaries, substantially all of the assets of Benson Optical Co., Inc., OCA Acquisition Corp. and Superior Optical Company, Inc., (the "Benson Transaction") including the assets contained in 32 retail optical store locations; and, in May, 1996, acquired, through a private foreclosure sale, substantially all of the retail optical assets of Vision Centers of America, Ltd., D & K Optical, Inc., Monfried Corporation and Duling Finance Corporation (collectively, "VCA") through a transaction that is discussed more fully below. See "New Acquisitions". The Company has also entered into an agreement to acquire, in exchange for shares of its Common Stock, all of the issued and outstanding capital stock of Singer Specs, Inc., a chain of approximately 30 franchised retail optical stores located primarily in the States of Pennsylvania, New Jersey, Delaware and Virginia. See Note 18 - Subsequent Events.

Company-Store Operations

     The following chart sets forth the breakdown of the Company's Sterling Stores as of December 31, 1996:

                                 STERLING STORES
                            AS OF DECEMBER 31, 1996
                            -----------------------

I.       COMPANY-OWNED STORES:

       Total Stores in Operation............................................  62
                                                                              --

       Stores Under Construction............................................   0
                                                                              --
       Leases Under Negotiation.............................................   0
                                                                              --
                  Total.....................................................  62
                                                                              ==
       Existing store locations: California (18), Illinois (3), Iowa (1), Kentucky (7), Michigan (2), Nebraska (2), Nevada (1), New Jersey (2),
       New York (18), North Dakota (2), Pennsylvania (4), and West Virginia (2)

II.      FRANCHISED STORES:

       Total Stores in Operation............................................ 257

       Stores Under Construction............................................   4
                                                                             ---
                                    Total................................... 261
                                                                             ===
       Existing store locations: California (20), Colorado (2), Connecticut
       (2), Florida (1), Illinois (13), Indiana (1), Kentucky (14), Maryland
       (16), Massachusetts (1), Michigan (6), Minnesota (27), Missouri (8), Montana (1), Nebraska (5), New Hampshire (1), New Jersey (7), New York
       (45), North Carolina (5), North Dakota (7), Pennsylvania (5), South Dakota (11), Virginia (7), Washington, D.C. (1), Washington (5), West Virginia (3), Wisconsin (34), and Ontario, Canada (9)

       Sterling Stores generally range in size from approximately 1,000 square feet to 2,000 square feet, are substantially similar in appearance and are operated under certain uniform standards and operating procedures. Many Sterling Stores are located in enclosed regional shopping malls and smaller strip centers. However, some Sterling Stores are located on the ground floor of office buildings or other commercial structures. A limited number of Sterling Stores are housed in freestanding buildings with adjacent parking facilities, and certain Sterling Stores are situated in professional optometric offices (such as facilities which also include sports therapy, physical therapy and other medical services), clinics or hospitals. Sterling Stores are generally clustered within geographic market areas so as to maximize the benefit of advertising strategies and to minimize the cost of supervising operations. Sterling Stores which are not clustered within geographic market areas (e.g. Sterling Stores located in West Virginia and New Hampshire) have not produced results from which any consistent performance standards can be drawn by the Company.

       Most Sterling Stores offer a full line of prescription and non-prescription eyeglasses, sunglasses and contact lenses, and, if permitted under applicable law, professional eye examinations which are performed by employed or affiliated optometrists. In response to the eyewear market becoming increasingly fashion-oriented during the past decade, most Sterling Stores carry a large selection of designer eyeglass frames. The Company continually test-markets various brands of sunglasses, ophthalmic lenses, contact lenses and designer frames in an attempt to maximize systemwide sales and profits from these categories of merchandise. Small quantities of these items are usually purchased for selected stores that test customer response and interest and, if a product test is successful, the Company attempts to negotiate a systemwide preferred vendor discount for such product, which discount is then made available to the Company's franchisees. A full line of eyeglass and contact lens accessories is also available at most Sterling Stores. For the period ended December 31, 1996, net sales at Company-owned stores were $28,476,679.

       Most Sterling Stores maintain a working inventory of the most often prescribed contact and ophthalmic lenses and an on-site facility for cutting and edging ophthalmic lenses to fit into eyeglass frames, which enables most Sterling Stores to offer same-day or next-day service for a majority of customers ordering prescription eyeglasses. At the end of the second quarter of 1995, the Company commenced operating a laboratory facility located in Roslyn, New York which manufactured certain prescription ophthalmic lenses, which laboratory was closed by the Company, at the end of 1996, primarily as a result of the Company's ability to negotiate substantially lower pricing of such products from independent laboratories and in an effort to reduce its general and administrative expenses.

Franchise Operations

       As of December 31, 1996, the Company had 257 franchised stores, as compared to 150 franchised stores as of December 31, 1995. An integral part of the Company's franchising system includes providing what the Company believes to be a high level of marketing, financial, training and administrative support to its franchisees. The Company provides "grand opening" assistance for each new franchised location by consulting with its franchisees with respect to store design, fixture and equipment requirements and sources, inventory selection and initial marketing and promotional programs. Specifically, the Company's grand opening assistance (i) helps to establish business plans and budgets; (ii) provides preliminary store designs and plan approval prior to construction of a franchised store; (iii) provides initial training, an operations manual and a comprehensive business review to aid the franchisee in attempting to maximize its sales and profitability; and (iv) in California, through VCC, operates Sterling VisionCare offices located adjacent to, or within, most franchised stores, at which a licensed optometrist performs eye examinations. Further, the Company generally restricts itself from operating or franchising other Sterling Stores within a specified radius of each existing franchised store. In addition, the Company, on an ongoing basis, provides training through regional seminars and an annual convention, offers assistance in marketing and advertising programs and promotions, and consults with its franchisees as to their management and operational strategies and business plans.

       Preferred Vendor Network. With the collective buying power of Company-owned and franchised stores, the Company has established a network (the "Preferred Vendor Network") of preferred vendors (the "Preferred Vendors") whose products may be purchased directly by franchisees at group discount prices, thereby providing such franchisees with the opportunity for higher gross margins. In addition, many Preferred Vendors pay promotional fees to the Company to be used to defray a portion of the Company's costs in conducting certain meetings, training seminars, conventions and other activities.

       Franchising Agreements. Each franchisee enters into a franchise agreement (the "Franchise Agreement") with the Company, the material terms of which are generally as follows:

       (a) Term. Generally, the term of each Franchise Agreement is ten years and, subject to certain conditions, is renewable at the option of the franchisee.

       (b) Initial Fees. Generally, all franchisees (except for any franchisees converting their existing retail optical store to a Sterling Store (a "Converted Store") and those entering into agreements or for more than one location) , must pay to the Company a non-recurring, initial franchise fee of $20,000. The Company charges each franchisee of a Converted Store, a non-recurring, initial franchise fee of $10,000 per location, for each franchisee entering into agreements for more than one location, the Company charges a non-recurring initial franchise fee of $15,000 for the second location, and $10,000 for each location in excess of two. Initial fees collected by the Company for the year ended December 31, 1996 were $353,555.

       (c) Ongoing Royalties. Typically, all franchisees are obligated to pay to the Company ongoing royalties in an amount equal to a percentage, generally 8%, of the gross revenues of their Sterling Store. Franchisees of Converted Stores, however, pay ongoing royalties on their store's historical average base sales at reduced rates increasing, in most cases, from 2% to 6% for the first four years of the term of the Franchise Agreement. Franchise Agreements entered into prior to January 1994 provide for the payment of the ongoing royalties on a monthly basis, while those entered into after January 1994 provide for their payment on a weekly basis, in each case, based upon the gross revenues for the preceding period. Gross revenues generally include all revenues generated from the operation of the Sterling Store in question, except for refunds to customers, sales taxes, a limited amount of bad debts, and, to the extent required by state law, fees charged by independent optometrists. Ongoing royalties paid by franchisees to the Company for the year ended December 31, 1996 were $7,616,360.

       (d) Advertising Fund Contributions. Most franchisees must make ongoing contributions to one of two advertising funds (the "Advertising Funds") equal to a percentage of the store's gross revenues. For Franchise Agreements entered into prior to August 1993, the rate of contribution is generally 4% of the store's gross revenues, while Franchise Agreements entered into after August 1993 generally provide for contributions equal to 6% of the store's gross revenues. For the year ended December 31, 1996, the Company received $2,907,875 in Advertising fund contributions from franchisees.

       (e) Financing. Company-owned store assets are sold for cash although, in most cases, the Company provides purchase money financing for all, or a portion of, the purchase price thereof. The Company does not generally finance the initial, non-recurring franchise fee or rent security deposits, which are generally required under a franchisee's sublease. The purchase price is generally based upon the historical and projected cash flow of the Sterling

Store in question and, in 1996, ranged from approximately $95,000 to $587,000. The Company generally has financed up to 90% of the acquisition price, to be repaid over a period of seven years, together with interest computed at the rate of 12% per annum. However, the Company has, on occasion, financed, and may, in the future, finance, up to 100% of the acquisition price of a franchised store. Substantially all such financing is personally guaranteed by the franchisee (or, if a corporation, by the principals owning in excess of 25% thereof) and is generally secured by all assets conveyed, as well as all proceeds thereof. From time to time, certain franchisees obtain financing from third parties. In such event, the Company generally subordinates its security interest in the assets of the franchised location to the security interests granted to the provider of such financing.

       (f) Termination. Franchise Agreements may be terminated if the franchisee has defaulted in its payment of monies due the Company or in its performance of the other terms and conditions of the Franchise Agreement. During 1996, two franchised stores were closed due to the expiration of the leases for each of such store; and an additional seven franchised stores and substantially all of the assets located therein were voluntarily surrendered and transferred back to the Company in connection with the termination of Franchise Agreements related thereto. The Company, in one such case, thereafter resold the assets of such store to a new franchisee, which new franchisee thereupon entered into Sterling's then current form of Franchise Agreement.

New Acquisitions

       A key element of the Company's business strategy is to build its retail optical business and increase its customer base by acquiring existing retail optical chains, converting independently owned retail optical stores to Sterling Stores and opening new stores.

       On May 30, 1996, the Company, through its wholly-owned subsidiary, Sterling Vision DKM, Inc. ("DKM"), acquired, from Norwest Investment Services, Inc. ("Norwest") in a private, foreclosure sale, substantially all of the retail optical assets (collectively, the "Assets"), other than leases, of Vision Centers of America, Ltd., D & K Optical, Inc., Monfried Corporation and Duling Finance Corporation (collectively, "VCA"), which Assets were subject to a lien in favor of Norwest Investment Services, Inc. (the "VCA Transaction"). Norwest was entitled to exercise its rights as a secured creditor of VCA as a result of VCA's default with respect to its obligations to Norwest. The Assets acquired include: (i) furniture, fixtures, machinery, equipment and inventory located in 21 company-owned and operated retail optical stores and in an ophthalmic lens manufacturing facility and several warehouses; and (ii) all of VCA's general intangibles (other than store leases), including franchise agreements, promissory notes and accounts receivable related to approximately 75 franchised retail optical stores. DKM purchased the Assets at a private foreclosure sale subject to certain liens, claims and encumbrances; however, Norwest indemnified DKM, in an amount up to $400,000, for certain of such liens, claims and encumbrances. The purchase price for the Assets was $4,150,000, which was paid by DKM's delivery to Norwest of a ninety (90) day, direct pay letter of credit to Norwest.

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

       DKM also received an option, which expired on November 1, 1996, to purchase the stock of VCA for $100. Additionally, DKM entered into an oral consulting agreement with Dr. Larry Joel, the President of VCA, whereby DKM paid to him the sum of $25,000 per month for consulting services provided to DKM, which fee will be reduced to $12,500 per month from and after April 1997. Such consulting arrangement is on a month-to-month basis and each party has the right to terminate the agreement at any time. Dr. Joel was previously the President and a shareholder of Fast Cast Corporation, an entity also owned, in part, by certain of the Registrant's principal shareholders and from which the Company purchases, from time to time, machinery, equipment and supplies. In addition, in March 1997, two corporations of which Dr. Joel is a fifty percent owner: (i) purchased the assets of the Company's laboratory facility located in Louisville, Kentucky, (which was acquired by DKM and part of the DKM Transaction); and, (ii) purchased the assets of four of the Company's retail optical stores and, in connection therewith, entered into a Franchise Agreement.

       DKM also subsequently purchased from Bank One Kentucky, N.A., for the approximate sum of $111,000, all of its right, title and interest in and to certain additional prior liens (held by such Bank) against VCA's inventory, accounts receivable and franchise agreements.

       On September 30, 1996, the Company entered into various agreements with two Canadian corporations (collectively, the "Purchaser" or the "Master Franchisor") and the principal owner thereof, pursuant to which the following transactions were consummated; (i) the Company sold the assets of its four retail optical stores located in Ontario, Canada to the Purchaser which, simultaneously therewith, converted its five existing retail optical stores to franchised Sterling Stores; (ii) the Company and the Master Franchisor entered into a Master Franchise Agreement pursuant to which the aforesaid nine retail optical stores were franchised to the Master Franchisor; and (iii) the Master Franchisor was granted the exclusive right, in the Province of Ontario, Canada, only, to open additional franchised Sterling Stores and/or grant sub-franchises with respect thereto.

       In addition, the Master Franchise Agreement: (i) provides for the Master Franchisor's payment to the Company of a portion of the initial non-recurring franchise fees and continuing royalty fees paid by any of its sub-franchisees;
(ii) requires the Master Franchisor to open, within the Province of Ontario,

Canada, additional Sterling Stores in accordance with a specified time schedule; and (iii) affords the Master Franchisor the right of first refusal with respect to any other Master Franchise Agreements to be entered into by the Company in any other Province of Canada.

Insight Laser Centers

       An integral part of the Company's business strategy of becoming a full-service eyecare company originally included developing and/or managing, a chain of eyecare centers under the tradename "Insight Laser," offering PRK. Published reports indicated that there are at least 50 million Americans who are myopic (near-sighted). Management believes that some of these individuals would prefer to correct their vision without a corrective appliance. PRK is an outpatient procedure to be performed by ophthalmologists trained to perform the procedure. During the PRK process, the shape of the cornea (the clear outermost layer of the eye) is altered by a high-precision, computer controlled excimer laser which ablates microscopic layers of corneal tissue in a predetermined pattern to reshape the cornea in a manner that allows it to focus light properly, thereby correcting, or treating, specific refractive conditions. In 1995 and 1996, the United States Food and Drug Administration ("FDA") approved the use, in the United States, of an excimer laser manufactured by Summit Technology, Inc. ("Summit") and VISX, Incorporated ("VISX"), respectively, for use in connection with the PRK procedure to correct certain degrees of myopia. Both Summit and VISX charge a royalty fee based on each procedure performed utilizing their respective excimer lasers, which royalty fee is $250 per procedure.

       During 1995, the Company leased five excimer lasers manufactured by Summit, which were delivered to the Company during the third quarter of 1995, and in 1996, the Company leased one additional laser manufactured by VISX and entered into two purchase orders to acquire one additional laser from both VISX and Summit. All of such leases contain a purchase option for nominal consideration. During 1996, the Company opened four Insight Laser Centers in the Metropolitan New York and San Francisco markets, one of which is Company-owned. In March, 1996, the Company entered into an agreement with an ophthalmologist pursuant to which he agreed to pay to the Company a fee for each PRK procedure performed with the excimer lasers installed by Insight in his two offices located in Long Island, New York; and, in October, 1996, the Company and such ophthalmologist entered into various agreements, which were due to be released from escrow no later than November 30, 1996, and which provided for, among other things: (i) the contribution, by the ophthalmologist, of substantially all of the assets of his existing two medical practices and ambulatory surgery center to a new entity established by the Company; (ii) an agreement to engage the ophthalmologist, on an exclusive basis, in connection with the ownership and/or operation of ophthalmological practices and/or laser surgery centers located in the New York Metropolitan area; and (iii) the new entity's management of the ophthalmologist's medical practices and ambulatory surgery center, in exchange for a fee based upon the cost of operating such practices and center. On November 30, 1996, the escrow agreement expired and the documents (deposited thereunder) were terminated, by such ophthalmologist.

       The Company believed that it was well positioned to successfully develop its Insight Laser Centers by reason of, among other things: (i) Sterling's and its franchisees' combined customer base of over one million people, some of which may be candidates for the PRK procedure; (ii) Sterling's access to excimer lasers for performing the PRK procedure; and (iii) Sterling's extensive experience in marketing eyecare products and services. Accordingly, the Company created an internal organization and staff to develop, operate and expand its Insight Laser Center business.

       Furthermore, the Company developed an advertising campaign to attract additional customers to its Insight Laser Centers. Additionally, the Company, from time to time, offered educational programs to the optometrists employed by, or affiliated with, Sterling Stores and stores operated and franchised by Cohen Fashion Optical, Inc. ("CFO"), a retail optical chain owned by certain of the Company's shareholders, as well as to unaffiliated ophthalmologists, on the benefits of PRK.

       Because of the collective customer base of the Company and its franchisees, the Company believed that its Insight Laser Centers would have a competitive advantage as compared with other companies formed specifically for this purpose. The Company was aware that the following companies operate or plan to operate laser surgery centers in the United States: American Laser Vision, Beacon Eye Institute, Eye Shaper Laser Centers, Global Vision, Inc., Laser Focus, Inc., Refractive Laser Centers, Inc., The Laser Center, Inc., Vision Correction Group, Inc., Vision Sculpting, 20/20 Laser Centers, Inc., Laser Vision Centers, Inc., Lasersight Centers, Inc., New Vision Technology, Inc., LCA-Vision Inc., Summit and VISX. In addition, the Company was also aware that numerous medical offices and hospitals located throughout the United States had already installed, and/or were in the process of installing, excimer lasers for performing the PRK procedure. Based upon the Company's growth strategy, it was anticipated that the Company would derive a substantial portion of its revenues from the following two businesses: (i) the management and administration of its Insight Laser Centers; and, (ii) the management of ophthalmological practices. However, revenues at such centers grew modestly and were predominately in the form of laser access fees. Such fees were paid by ophthalmologists who utilized the Company's excimer lasers to perform PRK procedure. During the latter part of 1996, published reports concluded that consumer acceptance of PRK as a vision correction alternative was below industry expectations despite aggressive marketing and advertising programs conducted by the Company and other such laser surgery companies.

Competition

       The optical business is highly competitive and includes chains of retail optical stores, superstores, individual retail outlets, and a large number of individual opticians, optometrists and ophthalmologists who provide professional services or may, in connection therewith, dispense prescription eyewear. As retailers of prescription eyewear generally service local markets, competition varies substantially from one location or geographic area to another. Since 1994, certain major competitors of the Company have been offering promotional incentives to their customers and, in response thereto, the Company has, from time to time, offered to its customers the same or similar incentives. As such, there can be no assurance that these competitive promotional incentives would not adversely affect the Company's results of operations.

       The Company believes that the principal competitive factors in its retail optical business are convenience of location, the on-site availability of professional eye examinations, quality and consistency of product and service, price, product warranties, and a broad selection of merchandise, and it believes that it competes favorably in each of these respects.

       As of December 31, 1996, the Company owned and operated one Insight Laser Center and had three excimer lasers placed in affiliated ophthalmological offices. The Company believes that such Center and ophthalmological offices experience competition from the various other companies noted above (see "Insight Laser Centers") that have entered the business, in addition to many existing ophthalmological offices and hospitals that are equipped with excimer lasers that are adapted to perform the PRK procedure.

Marketing and Advertising

       The Company's marketing strategy emphasizes professional eye examinations, value pricing (primarily through product promotions), convenient locations, excellent customer service, customer-oriented store design and product displays, knowledgeable sales associates and a broad range of quality products in each of its Sterling Stores. Optometric examinations by licensed optometrists are generally available on the premises of, or directly adjacent to, all Sterling Stores, although future markets may call for some variation due to regulatory constraints.

       The Company continually prepares and revises in-store point of purchase displays, which provide various promotional messages to customers upon arrival at Sterling Stores. Both Company-owned Sterling Stores and most franchised stores participate in such advertising and in-store promotions, which include visual merchandising techniques to draw attention to products displayed in Sterling Stores. The Company also employs direct mail advertising to reach prospective, as well as existing consumers.

       The Company annually budgets approximately 4% to 6% of systemwide sales for advertising and promotional expenditures. Franchisees are obligated to contribute a percentage of their stores' gross revenues to the Company's segregated advertising fund accounts, which the Company maintains for such advertising, promotions or public relations programs, fifty percent of which, in most cases, the Company may, as it directly deems necessary or appropriate to advertise and promote all Sterling Stores.

Management Information Systems

       Over the past few years, management had conducted research into the availability and development of a point-of-sale computer system (the "POS System" or the "System"). The Company tested several existing systems available in the marketplace, as well as developed and installed on a trial basis, its own Windows-based POS System. During 1995, as a result of this research, the Company undertook the installation of ADD-POWER, a UNIX-based POS System (the "A-P System"), that is presently utilized by various retail optical chains in approximately 600 retail optical stores nationwide, to provide, amongst other features, inventory and patient database management. The Company has commenced utilization of the system and anticipates that it will take between one and two years to install the A-P System in all existing Company-owned stores. As of December 31, 1996, the Company had installed twenty such A-P Systems in existing Company-owned stores.

Government Regulation

       Ophthalmic excimer lasers are considered medical devices and are subject to regulation by the FDA. The Company understands that Summit and VISX, the manufacturers of the excimer laser systems that the Company currently uses in its Company-owned Insight Laser Center or makes available to its affiliated ophthalmologists, have received approval from the FDA for their use to treat certain degrees of near-sightedness. This approval contains restrictions on the use, labeling, promotion and advertising of the excimer laser. In addition, as part of the FDA approval process, Summit and VISX have agreed to conduct post-marketing studies on the long term safety of the excimer laser, including continuing to follow patients treated in existing studies, for at least four years after FDA approval, to assure that those parties' vision remains stable over long periods of time.

       Manufacturers of lasers are also subject to regulation under the Electronic Product Radiation Control Provisions of the Federal Food, Drug and Cosmetic Act. This law requires laser manufacturers to file new product and annual reports, to maintain quality control, product testing and sales records, to incorporate certain design and operating features in lasers to end-users and to certify and label each laser sold as belonging to one of four classes, based on the level of radiation from the laser that is accessible to users. Certain maintenance levels at the user level are also required. Various warning labels must be affixed and certain protective devices installed, depending on the class of the product. The Federal Food, Drug and Cosmetic Act applicable to all medical devices, imposes fines and other remedies for violations of the regulatory requirements.

       The Company and its operations are subject to extensive federal, state and local laws, rules and regulations affecting the health care industry and the delivery of health care, including laws and regulations prohibiting the practice of medicine and optometry by persons not licensed to practice medicine or optometry, prohibiting the unlawful rebate or unlawful division of fees, and limiting the manner in which prospective patients may be solicited. The regulatory requirements that the Company must satisfy to conduct its business will vary from state to state. In particular, some states have enacted laws governing the ability of ophthalmologists and optometrists to enter into contracts to provide professional services with business corporations or lay persons. and some states prohibit the Company from computing its fee for its management services based upon a percentage of the gross revenues of the ophthalmological practice being managed. It is possible that, in certain other states, the proposed activities of the Company will not be permissible on terms acceptable to the Company, in which case the Company would not do business in such states. Various federal and state regulations limit the financial and non-financial terms of agreements with these health care providers; and the revenues potentially generated by the Company differ among its various health care provider affiliations.

       The FDA and other United States, state or local governmental agencies may amend current, or adopt new rules and regulations that could affect the use of ophthalmic excimer lasers for PRK and thereby adversely affect the business of the Company.

       The Company is also subject to certain regulations adopted under the Federal Occupational Safety and Health Act with respect to its in-store laboratory operations. The Company believes that it is in compliance with all such applicable laws and regulations.

       As a franchisor, the Company is subject to various registrations and disclosure requirements imposed by the Federal Trade Commission and by many states in which the Company conducts franchising operations. The Company believes that it is in compliance with all such applicable laws and regulations.

Environmental Regulation

       The Company's business activities are not significantly affected by environmental regulations, and no material expenditures are anticipated in order for the Company to comply with environmental regulations. However, the Company is subject to certain regulations promulgated under the Federal Environmental Protection Act ("EPA") with respect to the grinding, tinting, edging and disposing of ophthalmic lenses and solutions. In addition, the Company is subject to additional EPA regulations as a result of its use of the excimer laser approved by the FDA, the impact of which regulations have not been determined at this time.

Seasonality

       The Company's retail optical and laser correction businesses are not seasonal.

Patents and Trademarks

       The Company has registered the following trademarks and/or servicemarks with the United States Patent and Trademark Office and the Canadian Registrar of
Trademarks: "Sterling Optical," "IPCO Optical," and "Site For Sore Eyes". In connection with the Benson and VCA Transactions, the Company acquired several additional trademarks, certain of which the Company continues to utilize in connection with the operation of its Sterling Stores. The Company believes that these trademarks and servicemarks have acquired significant commercial value and have helped to promote the Company's reputation, although the Company intends to change the tradename of most Sterling Stores to "Sterling Optical".

Employees


       As of December 31, 1996, the Company employed approximately 620 individuals, of which approximately 85% were employed on a full-time basis. No employees are covered by any collective bargaining agreement. The Company considers labor relations with its employees to be good and has not experienced any interruption of its operations due to labor disagreements.

Item 2.  Properties.

       The Company's headquarters comprised of approximately 21,950 square feet (approximately 60%) located in an office building situated in East Meadow, New York, which building is owned by certain of the Company's principal shareholders, under a sublease which expires in 2006. This facility houses the Company's principal executive and administrative offices.

       The Company's former headquarters comprised approximately 7,500 square feet of space in a building located in Lynbrook, New York occupied under a lease which will expire on April 30, 1997.

       The Company leases the space occupied by all of its Company-owed stores and the majority of its franchised stores. The balance of the leases for the Sterling Stores are held in the name of the individual franchisee.

       Sterling Stores are generally located in commercial areas, including major shopping malls, strip centers, free-standing buildings and other areas conducive to retail trade. Certain Sterling Stores not located in commercial areas are located in professional optometric offices, clinics and hospitals.

       The Company leases approximately 4,500 square feet of space in an office building located in Trump Tower, New York, New York under a sublease which expires on May 30, 2000. The facility houses the Company's Insight Laser Center.

       Pursuant to the terms of a revolving credit and term loan agreement between The Chase Manhattan Bank, f/k/a Chemical Bank, (the "Bank") and the Company, dated as of April 5, 1994, as amended (the "Credit Agreement"), substantially all of the Company's assets and properties are subject to a first priority perfected lien and security interest in favor of the Bank.

Item 3.  Legal Proceedings.

       As part of the IPCO Acquisition, Sterling acquired all of IPCO's franchise notes receivable, some of which were subject to a pledge in favor of Sanwa Business Credit Corporation ("Sanwa"). The Company is of the opinion that, after payment of the indebtedness owed to Sanwa, it is entitled to a return of such franchise notes, the residual value of which the Company estimated to be approximately $1,325,000 as of December 31, 1996. Sanwa has contested such claim by the Company and contends that it is not obligated to return to Sterling the franchise notes remaining after Sanwa has been paid in full. On January 9, 1995, Sterling filed a complaint in the United States Bankruptcy Court, Southern District of New York (Case No. 91 B15944 (JLG)) seeking a judgment of the Court directing Sanwa to render an accounting of all monies paid to Sanwa under such franchise notes and to declare its rights in such franchise notes receivable. Although, management believes that it will be successful in this action, no assurance can be given as to the outcome thereof, and in the event such claim is denied by the Court, such denial will result in a decrease of the Company's assets (as set forth in the Company's Consolidated Financial Statements) for the full amount of such estimated residual value of such franchise notes receivable pledged to Sanwa.

       The Company is a defendant in certain lawsuits alleging various claims incurred in the ordinary course of business. These claims are generally covered by various insurance policies, subject to certain deductible amounts and maximum policy limits, and, in the opinion of management, the resolution of existing lawsuits should not have a material adverse effect, individually or in the aggregate, upon the Company's business or financial condition. Management believes that there are no other legal proceedings pending or threatened to which the Company is, or may be, a party or to which any of its property is or may be subject which are likely to have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

       There were no matters submitted to a vote by the Company's shareholders during the quarter ended December 31, 1996.

       Executive Officers of the Registrant

       The executive officers, directors and key employees of the Registrant are as follows:


     Name                           Age        Position
     ----                           ---        --------
Robert Cohen, O.D.                  53         Chairman of the Board of Directors
Alan Cohen, O.D.                    46         Vice-Chairman of the Board of Directors
Robert B. Greenberg                 52         Chief Executive Officer, President and Director
Sebastian Giordano                  39         Executive Vice President - Finance, Chief Financial Officer and Treasurer
Joseph Silver                       50         Executive Vice President, Secretary and General Counsel
Jerry R. Darnell                    46         Executive Vice President - Franchising
Kevin Cambra                        33         Executive Vice President - Company Store Operations
Edward Cohen, O.D.                  57         Director
Joel L. Gold                        55         Director
Francis A. L'Esperance, Jr., M.D.   64         Director
Jay Fabrikant                       40         Director
Martin J. Shoman, O.D.              57         President - VisionCare of California
Charles Raab                        48         Chief Financial Officer - Insight Laser Centers, Inc.
Al Akbar                            44         Vice President - Managed Care

       Dr. Robert Cohen has served as Chairman of the Board of Directors of the Registrant since its inception. He also served as Chief Executive Officer of Sterling from inception until October, 1995. His principal office is located at the Company's executive offices in East Meadow, New York. Dr. Robert Cohen and his brothers, Drs. Edward Cohen and Alan Cohen, together with certain members of their immediate families, are the principal shareholders of Sterling. From 1968 to the present, Dr. Robert Cohen has been engaged in the retail and wholesale optical business. For more than 10 years, Dr. Cohen has also served as President and a director of CFO, which currently maintains its principal office in the Company's executive offices in East Meadow, New York. Dr. Cohen and his brothers, Drs. Edward Cohen and Alan Cohen, together with certain members of their immediate families, also are the sole shareholders of CFO. CFO engages in the operation and franchising of retail optical stores similar to those operated and franchised by the Company. Dr. Cohen is a director of, and, together with Dr. Alan Cohen and certain members of their respective immediate families, is a shareholder of Fast Cast Corporation, f/k/a Rapid Cast ("Rapid Cast") which offers for sale equipment and supplies to produce ophthalmic lenses. Additionally, he is a shareholder, officer and director of Lensco Consulting Inc. ("Lensco"), which acts as a consultant to Neolens, Inc. ("Neolens"), an entity engaged primarily in the manufacturing and marketing of polycarbonate ophthalmic lenses. Dr. Cohen, together with certain members of his immediate family, also owns a portion of Neolens' outstanding common stock, as well as warrants to purchase additional shares. Dr. Cohen is also an officer and a director of several management and real estate companies and numerous other businesses.

       Dr. Alan Cohen has served as a Director of Sterling since its inception. He also served as Chief Operating Officer of Sterling from 1992 until October, 1995 when he became Vice-Chairman of the Board of Directors of Sterling. His

principal office is located at the Company's executive offices in East Meadow, New York. Dr. Alan Cohen and his brothers, Drs. Edward Cohen and Robert Cohen, together with certain members of their immediate families, are the principal shareholders of Sterling. From 1974 to the present, Dr. Alan Cohen has been engaged in the retail and wholesale optical business. For more than 10 years, Dr. Cohen has also been a director, principal shareholder and officer of CFO. Dr. Cohen is a director of, and, together with Dr. Robert Cohen and certain members of their respective immediate families, is a shareholder of Rapid Cast and a shareholder, director and officer of Lensco. Dr. Cohen, together with certain members of his immediate family, also owns a portion of Neolens' outstanding common stock, as well as warrants to purchase additional shares. He is also an officer and a director of several management and real estate companies and numerous other businesses.

       Robert B. Greenberg has served as a Director of Sterling since July, 1992, became President in August, 1994 and became Chief Executive Officer in October, 1995. From 1984 through 1994, Mr. Greenberg served as President of Natural Cosmetic Licensing, Inc. and its predecessor companies, which was, until September, 1994, the owner and licensor of "i natural" skin care and cosmetic products. Mr. Greenberg previously served as a Director of I Natural, Inc., the general partner of I Natural Cosmetics, L.P., the current owner and licensor of the name and the products offered under the name "i natural cosmetics". Mr. Greenberg is a member of the Board of Directors of Benihana, Inc., a company operating company-owned and franchised Japanese-style restaurants, which position he has held since 1983. In addition, since 1983, Mr. Greenberg has been a member of the International Council of Shopping Centers, and the International Franchise Association. In addition, from time to time, Mr. Greenberg renders real estate and financial consulting advisory services to various companies, including CFO.

       Sebastian Giordano has served as Chief Financial Officer, Executive Vice President - Finance and Treasurer of Sterling since the IPCO Acquisition. From March 1990 to July 15, 1992, Mr. Giordano was Vice President and Treasurer of IPCO, which was located in Hackensack, New Jersey. Accordingly, Mr. Giordano was Vice President and Treasurer of IPCO at the time it filed for protection under Chapter 11 of the United States Bankruptcy Code. In June, 1992, he was appointed Responsible Officer by the Bankruptcy Court overseeing the liquidation of IPCO, to be the person in charge of the liquidation of the remaining assets of IPCO. Mr. Giordano resigned from that position on or about July 26, 1992. Mr. Giordano and his wife are shareholders of Dani-Marc Optical, Inc., the former franchisee of the Sterling Store located in Nanuet, New York.

       Joseph Silver has served as Executive Vice President and Secretary of, and General Counsel to, the Company since March, 1992. From May 1985 to December 1991, Mr. Silver served as General Counsel to The Trump Organization, located in New York, New York. Mr. Silver is a member of the New York State Bar, and received a Juris Doctorate degree from Brooklyn Law School in 1969. In addition to the services which Mr. Silver provides to the Company, he also provided legal services to other persons or entities, including persons and entities which are affiliates of the Company, although such legal services (except with respect to two wholly-owned subsidiaries of the Company and except for legal services rendered for no consideration) ceased upon consummation of the Company's initial public offering. Mr. Silver, together with his wife, are the principal stockholders of RJL Optical, Inc., the franchisee of the Sterling Store located in Great Neck, New York, which is presently being managed by the Company.

       Jerry Darnell has served as Sterling's Executive Vice President - Franchising since July, 1992. From February 1990 through December 1991, Mr. Darnell served as Director of Franchise Development for Physicians Weight Loss Centers, Inc., located in Akron, Ohio. From July 1989 to February 1990, he was Senior Vice President of Formu-3 International, Inc., a company operating company owned and franchised weight loss centers, located in Canton, Ohio. From August 1988 to July 1989, Mr. Darnell was Vice President of Franchise Development of Medicine Shoppe International, Inc., a company in the business of franchising retail pharmaceutical stores, located in St. Louis, Missouri, having first been associated with that company, as a consultant, in November 1987. Mr. Darnell is a member of the International Franchise Association, served as Chairman of its trade show exhibit committee and has served as a franchise consultant to many franchise organizations where he has been a seminar leader. He has also been a keynote speaker for national sales and business organizations.

       Kevin Cambra has been employed by Sterling in various capacities since October, 1993. He has been responsible for Company store operations, first as Director of Store Operations, and most recently as Executive Vice President - Company Store Operations. From 1987 to 1993, Mr. Cambra was employed by SFSE in various capacities, including Vice President of Company Store Operations, a position to which he was appointed in 1990. Accordingly, Mr. Cambra was an officer of SFSE at the time it filed a petition in bankruptcy and prior to the SFSE Merger.

       Dr. Edward Cohen has served as a Director of Sterling since July, 1992. He also served as Vice President of Sterling from July, 1992 until October, 1995. Dr. Edward Cohen and his brothers, Drs. Robert Cohen and Alan Cohen, together with certain members of their immediate families, are principal shareholders of Sterling. For more than 16 years, Dr. Edward Cohen has also been a director, shareholder and officer of CFO. Dr. Cohen is also an officer and a director of several management and real estate companies and numerous other businesses.

       Joel L. Gold has served as a Director of Sterling since December, 1995. He is currently an Executive Vice President of LT Lawrence & Co., and was formerly a Managing Director of Fechtor, Detwiler & Co., Inc., a representative of the underwriters for the Company's initial public offering. Mr. Gold was a Managing Director of Furman Selz Incorporated from January, 1992 until March, 1995. From April, 1990 until January, 1992, Mr. Gold was a Managing Director of Bear Stearns and Co., Inc. ("Bear Stearns"). For approximately 20 years before he became affiliated with Bear Stearns, he held various positions with Drexel Burnham Lambert, Inc. He is currently a director of Action Industries, a marketer of houseware products ("Action"); Concord Camera Corp., a manufacturer and distributor of cameras ("Concord"); Life Medical Sciences, a biotechnological company ("Life"); BCAM Corporation, a provider of ergonometric services ("BCAM"); and William Greenberg, Jr. Desserts and Cafes, Inc., a specialty bakery. He currently serves on the Compensation Committee of each of

Action, Concord, Life and BCAM.

       Jay Fabrikant has been actively engaged in the healthcare field for over 15 years. Mr. Fabrikant , since 1983, has been the President of Medical Development Systems, Inc., a health care consulting firm, since 1983. Mr. Fabrikant has been the Chairman and Chief Executive Officer of Total Health Systems, a NASDAQ( NMS) traded firm, Chairman and Chief Executive Officer of Advanced Healthcare Systems, Inc., a New Jersey State Certified Managed Care Organization, President of The New York Health Plan, Inc. and the founder and initial Chairman and Chief Executive Officer of National Health Plan Plus, Inc., a multi-state health, life, disability, and managed care company. Mr. Fabrikant has also been on several governmental panels for healthcare regulation.

       Dr. Francis A. L'Esperance, Jr. has served as a Director of Sterling since December, 1995 and was appointed as the Chairman of the Insight's Board of Directors in March, 1996. Dr. L'Esperance has been a Professor of Clinical Ophthalmology at the Columbia University College of Physicians and Surgeons and an Attending Ophthalmologist at the Edward S. Harkness Eye Institute and the Manhattan Eye, Ear and Throat Hospital since 1985. Throughout his career, Dr. L'Esperance has written eight textbooks and 104 articles and multiple chapters particularly on the subject of ophthalmic laser applications. He has been researching ophthalmic lasers since 1963 and has performed various ophthalmic procedures using various types of lasers since 1968. He co-founded Taunton Technologies, Inc. (which acquired, by merger, and later changed its name to VISX). Taunton Technologies, Inc. was the first excimer laser company to gain approval by the FDA for evaluation of the excimer laser to remove corneal scars and to correct certain refractive errors. He was awarded the William B. Mark Award for Research Excellence by the American Society for Laser Medicine and Surgery in 1986 and the Arthur L. Schawlow Award by the Laser Institute of America in 1988. In addition, Dr. L'Esperance has been an Overseers Member at Dartmouth Medical School and C. Everett Koop Institute in Hanover, New Hampshire.

       Dr. Martin Shoman has served as President and Chief Operating Officer of VCC since June, 1994. From April, 1994 until June, 1994 he was Vice President of VCC. From May, 1993 through June, 1994 he was President of M.J. Shoman & Associates, an eyecare consultant business that offered services to the Company and other retail optical stores. From January, 1977 until May, 1993 he was President and Chief Executive Officer of a subsidiary of Pearle Vision Centers, operating a California specialized health maintenance organization.

       Charles Raab has been employed by Insight since February, 1996 and, in March, 1996, was elected as its Chief Financial Officer. Prior to joining Insight, Mr. Raab served as President of Empire Fiscal Management, Inc., since 1986. Prior to Empire he held CFO positions over a twelve year period with the Osteopathic Hospital and Clinic in Queens, New York and the New York Medical College/Flower Fifth Avenue Hospital in New York City. Mr. Raab holds a Masters Degree in Accounting, a Graduate Degree in Public Health Administration, and an Undergraduate Degree in International Business and Finance.

       Al Akbar has been Vice President - Managed Care of Sterling since March, 1996. For the 11 years prior to joining the Company, Mr. Akbar served in various capacities at Pearle, Inc., including Director of Managed Care. In 1980, Mr. Akbar received his degree in business from the University of Dallas Graduate

School of Business.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

       The Company's Common Stock has been listed on the Nasdaq Market System under the trading symbol "ISEE" since December 20, 1995. For the year ended December 31, 1996, the high and low sales prices for the Company's Common Stock as reported on the Nasdaq Stock Market were $9.06 and $5.00, respectively.

       The approximate number of recordholders of the Company's Common Stock at March 20, 1997 was 169.

       Prior to its initial public offering (the "Offering"), the Company was a Subchapter S corporation. In 1992, 1993, 1994, and 1995, the Company paid cash dividends to its shareholders in the aggregate amounts of $124,000, $3,943,000, $6,187,000, and $1,800,000, respectively, and immediately prior to the consummation of its Offering, the Company authorized and declared the payment of a dividend,in the aggregate amount of $1,450,000, to the individuals who were shareholders of the Company immediately prior to the Company's Offering.

       The following table sets forth the high and low stock prices for 1996:

                                                     Stock Prices
                                                 High              Low
                                                 ----              ---

         Year ended December 31, 1996:
         -----------------------------

         Quarter ended March 31, 1996            $7.25             $6.50

         Quarter ended June 30, 1996             $8.75             $7.88

         Quarter ended September 30, 1996        $8.00             $7.63

         Quarter ended December 31, 1996         $8.81             $8.00


       Pursuant to the Credit Agreement, the Company is restricted from paying dividends on its Common Stock without the Bank's consent, although it has no intention to pay dividends in the foreseeable future.

Item 6.  Selected Financial Data

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA


       The selected consolidated financial data set forth below for the period from February 19, 1992 through December 31, 1992 and for the years ended December 31, 1993, 1994, 1995 and 1996 were derived from the audited consolidated financial statements of the Company. Systemwide sales and Sterling Store data is derived from the Company's records and is unaudited. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes appearing elsewhere.


                                                                                                        Period From
                                                                                                     February 19 1992
                                                                         Year Ended                       Through
                                                                         December 31,                   December 31,
                                                       1996          1995        1994         1993        1992 (1)
                                                      ------        -----       ------        -----       --------
                                                          (In thousands except per share data and number of stores)
Statement of Operations Data: (2)

  Systemwide sales (3)                              $ 131,593     $ 112,258    $ 104,168     $ 84,272      $ 34,402
                                                    =========     =========    =========     ========      ========
  Net sales - Company-owned stores                  $  28,477     $  25,773    $  27,684      $22,820       $12,583
  Franchise royalties                                   7,616         6,891        5,921        4,659         1,459
  Net gains and fees from the conveyance of
    Company- owned store assets to
    Franchisees that are:
      Unrelated parties                                 1,963         2,197        2,832        3,044         3,943
      Related parties                                       -             -          519           -              -
  Other income (4)                                      2,287         2,017        1,768        1,468           163
                                                    ---------     ---------    ---------     --------      --------
          Total revenues                               40,343        36,878       38,724       31,991        18,148
                                                    ---------     ---------    ---------     --------      --------
  Cost of sales                                         8,851         6,495        7,590        5,870         3,698
  Selling expenses                                     19,943        16,127       16,414       12,975         7,833
  General and administrative expenses                  16,743        10,529       11,321        6,155         3,714
  Interest expense                                      1,297           831          647          786           373
                                                    ---------     ---------    ---------     --------      --------
          Total costs and expenses                     46,834        33,982       35,972       25,786        15,618
                                                    ---------     ---------    ---------     --------      --------
  Income (loss) before provision for income taxes
  and extraordinary item                               (6,491)        2,896        2,752        6,205         2,530
  Provision (benefit) for income taxes (5)             (2,001)        2,129          127          259            76
                                                    ---------     ---------    ---------     --------      --------
  Income (loss) before extraordinary item           $  (4,490)    $     767    $   2,625     $  5,946      $  2,454
                                                    ---------     ---------    ---------     --------      --------
  Income (loss) per share of common
    stock and common stock equivalents
    before extraordinary item                       $(    .36)    $     .08    $     .26     $    .60      $    .25
  Weighted average common shares and
    common share equivalents
    outstanding (7)                                    12,341        10,031        9,963        9,963         9,963
                                                    ---------     ---------    ---------     --------      --------
Pro forma statement of operations data
 (unaudited):(2)(6)
  Income before provision for income
    taxes and extraordinary item                                  $   2,896    $   2,752     $  6,205      $  2,530
  Pro forma provision for income taxes                                1,158        1,101        2,482         1,012
                                                                  ---------    ---------     --------      --------
  Pro forma net income before extraordinary item                      1,738        1,651        3,723         1,518
  Pro forma income per share of common stock and
    common stock equivalents before

    extraordinary item
    before extraordinary item                                          $.17         $.16         $.37          $.15
  Weighted average common shares and
    common share equivalents
    outstanding (7)                                                  10,031       10,031       10,031        10,031

                                                                                                            Period From
                                                                                                          February 19, 1992
                                                                             Year Ended                        Through
                                                                             December 31,                    December 31,
                                                             1996         1995       1994          1993        1992 (1)
                                                            -------     -------    ---------     --------    ------------
                                                                (In thousands except per share data and number of stores)

Statement Store Data:

Company-owned stores bought, opened
  or reacquired                                                 24            39           14           18           58
Company-owned stores sold or closed                            (33)           (8)         (19)         (16)         (15)
Company-owned stores owned at end of period                     62            71           40           45           43
Franchised stores at end of period                             257           150          141          126           97
Same store sales:(8)
  Company-owned stores -                                   $15,513       $16,050          -              -          N/A
                                                                 -       $19,626      $19,411            -          N/A
                                                                 -             -      $15,903      $15,520          N/A
  Franchised stores -                                      $73,664       $74,453            -            -          N/A
                                                                 -        71,450      $69,818            -          N/A
                                                                 -             -      $52,284      $50,378          N/A
Average sales per store: (9) (10)
  Company-owned stores                                     $   395       $   659      $   637      $   594       $  488
  Franchised stores                                        $   392       $   600      $   586      $   545       $  501
Average franchise royalties per franchised
  store (9)                                                $    43       $    48      $    45      $    41       $   33


                                                                                   December 31,
Balance Sheet Data :(2)                                       1996         1995        1994          1993         1992 (1)
                                                            -------       -------    ---------     --------      ----------
    Working capital (deficit)                              $(3,803)       $16,312     $ 1,750       $ 2,653        $ 2,525
    Total assets                                            46,269         46,455      24,186        25,998         19,812
    Total debt                                              15,184         13,900       8,121         7,335          6,825
    Shareholders' Equity                                    19,557         22,825      10,517        13,326          8,353

--------------------------------

(1) The Registrant was formed on January 15, 1992. On February 19, 1992, The Registrant was capitalized in order to provide debtor-in-possession financing to, and bid for the assets then comprising the retail optical business of, IPCO. On February 28, 1992, The Registrant, as the successful bidder, and with the approval of the United States Bankruptcy Court for the Southern District of New York, entered into a contract to purchase substantially all of the assets then comprising such retail optical business of IPCO. On July 15, 1992, Sterling consummated the transactions set forth in such contract and commenced operations.

(2) The financial data contained herein does not include information regarding stores previously licensed by IPCO (until such stores were acquired by the Company) since the Company believes that the information pertaining to such stores was not, and is not, material to the Company's results of operations.

(3) Systemwide sales are unaudited and represent the combined retail sales of Company-owned and franchised stores, as well as revenues generated by VCA.

(4) Other income consists primarily of interest income on franchise notes receivable and funds provided by certain Preferred Vendors for convention and seminars.

(5) From May 1, 1992, until the consummation of the Company's Offering, the Company operated as an S Corporation for federal and state income tax purposes. As a result, the Company's 1992, 1993, 1994 and 1995 earnings through December 19, 1995, the day prior to the completion of the Company's Offering, at which date the Company'S Corporation status terminated, have been taxed, with certain exceptions, for federal and certain state income tax purposes, directly to the individuals who were shareholders of the Company immediately prior to the consummation of the Offering. The Company authorized and declared the payment of a dividend of $1,450,000, based upon the net income of the Company for the period January 1, 1995 to December 19, 1995, to such individuals immediately prior to the Offering.

(6) Pro Forma Income Statement Data reflect adjustments to the historical income statement data assuming the Company had not elected S Corporation status for income tax purposes. The provision for federal and state income taxes assumes an effective tax rate of 40% for each of the following years:
     1992, 1993, 1994 and 1995.

(7) Assumes, as outstanding during the period ended December 31, 1992 and the years ended 1993 and 1994, 9,963,495 shares of Common Stock reflecting the 4,506.31-to-one stock split of the Company's outstanding Common Stock as of the date of the Offering; and 12,207,495 shares of Common Stock, reflecting the stock split, for the year ended December 31, 1995. Under the treasury stock method of accounting, the dilutive effect of options granted under the Company's 1995 Stock Incentive Plan is not material and therefore is not reflected in weighted average common shares and common share equivalents outstanding.

(8) Same store sales represent sales generated by VCC and Company-owned or franchised stores which were open during the entirety of the one-year periods compared and are not necessarily comparable as between one-year periods.

(9) Average sales per store and average franchise royalties per franchised store are computed based upon the weighted average number of Company-owned and franchised stores, respectively, for each of the specified periods. For periods less than a year, the averages have been annualized.

(10) The decline in average sales per store for Company-owned and franchised stores was due primarily from the impact of the Benson and DKM stores which have sales volumes substantially lower than the typical Sterling store. Excluding Benson and DKM stores, averages sales per store for Sterling Company-owned and franchised stores were $620,000, and $613,000, respectively, for the calendar year ended December 31, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       All statements contained herein (other than historical facts) including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations, including the operations of the Registrant's subsidiary, Insight, and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. Generally, the words "anticipate", "believe", "estimate", "expects" and similar expressions, as they relate to the Company and/or its management, are intended to identify forward looking statements. Among the factors that could cause actual results to differ materially are the following: the inability of the Company to obtain waivers of its failure to comply with certain covenants under its Credit Agreement and the possible defaults related therefrom; the inability of the Company to enter into third party, managed care provider agreements on favorable terms; the inability of the Company to obtain additional financing to meet its capital needs; competition in the retail optical industry; the ability of the Company to acquire, at favorable prices, retail optical chains; the uncertainty of the acceptance of PRK, a procedure being offered by Insight to correct the vision of individuals experiencing certain degrees of myopia; the availability of new and/or better ophthalmic laser technologies or other technologies that serve the same purpose as PRK; the inability of the Company to finalize favorable agreements with ophthalmologists to utilize the Company's excimer lasers to perform PRK procedures; competition in the PRK market; lack of experience in developing or managing PRK centers and ophthalmological practices; and general business and economic conditions.

General Overview

       In July, 1992, the Company acquired substantially all of the assets pertaining to 58 company-owned stores and 80 franchised locations then utilized by IPCO in connection with the operation of its retail optical business.

       The expansion of the Company's franchise system was primarily attributable to the conveyance to franchisees, by the end of 1993, of the assets of 31 of the 58 initially acquired Company-owned stores. In October 1993, August 1994, November 1995, and May 1996, respectively, the Company replenished its inventory of Company-owned stores with the acquisition of 16 Company-owned stores as part of the SFSE Merger (which 16 stores were in addition to ten stores then franchised by SFSE), the acquisition of eight of the stores previously licensed by IPCO to Pembridge, the acquisition of 32 Company-owned stores in connection with the Benson Transaction, and the acquisition of 13 Company-owned stores (which 13 stores were in addition to the 75 stores franchised by VCA) in connection with the VCA Transaction.

       The Company currently derives its revenues primarily from: (i) the sale of eye care products (of which the sale of eyeglasses represented in excess of 70% of total sales for each period since inception) and by providing eye care services at Company-owned stores and in those franchised locations in which certain of the Company's VCC operations are located; (ii) ongoing franchise royalties based upon the gross revenue of franchised stores; (iii) the conveyance of Company-owned store assets to franchisees; (iv) initial franchise fees; (v) interest income derived primarily from purchase money financing provided by the Company on its conveyance of Company-owned store assets to franchisees and on the proceeds of the Offering, until such time that the proceeds were expended; and, (vi) laser access fees paid by ophthalmologists utilizing the Company's excimer lasers to perform PRK procedures.

       Management's growth strategy is to transform the Company from a retailer of optical products into a full-service eye care company, including the management of its existing Insight Laser Center and by developing affiliations with ophthalmologists to utilize the Company's excimer lasers, while at the same time expanding the Company's existing core business and customer base. A key element of such strategy is to acquire existing retail optical chains, convert independently owned retail optical stores to franchised stores and open new stores.

       Average retail store sales and average ongoing franchise royalty information described below is computed based upon the weighted average of existing stores in each category. Since the Benson Transaction occurred in November 1995, the number of Benson stores and the retail store sales generated by such stores are not utilized in calculating the weighted average of existing stores and average retail store sales for the calendar year ended December 31, 1995.

       Same store sales represent sales generated by Company-owned or franchised stores which were Sterling Stores in operation during the entirety of the one-year periods.

       Net gains on the conveyance of the assets of Company-owned stores to franchisees vary depending upon the number of stores conveyed to franchisees, the consideration paid for the assets of each such store and the Company's basis (net book value) in the assets of the stores conveyed.

Results of Operations

For the Calendar-Year Ended December 31, 1996 compared to December 31, 1995

         Systemwide sales, which represent combined retail sales generated by Company-owned and franchised stores, as well as revenues generated by VCA, increased by $19,335,000, or 17.2%, to $131,593,000 for the calendar year ended December 31, 1996, as compared to $112,258,000 for the same period in 1995. On a same store basis (for stores that operated as either a Company-owned or franchised store during the entirety of both of the calendar years ended December 31, 1996 and 1995), systemwide sales decreased by $2,459,000, or 2.3%, to $105,630,000 for the calendar year ended December 31, 1996, as compared to $108,089,000 for the same period in 1995. There were 171 stores that operated as either a Company-owned or franchised store during the entirety of both of the calendar years ended December 31, 1996 and 1995.

       Aggregate sales generated from the operation of Company-owned stores increased by $2,704,000, or 10.5%, to $28,477,000 for the calendar year ended December 31, 1996, as compared to $25,773,000 for the same period in 1995. Such increase was primarily due to the VCA Transaction in the second quarter of
1996), which resulted in the Company's acquisition, among other assets, of the assets and leases for 13 company-owned stores, which was partially offset by the decrease in aggregate sales resulting from the conveyance of the assets of Company-owned stores to franchisees. Historical comparisons of aggregate sales generated by Company-owned stores can become distorted due to the conveyance of Company-owned store assets to franchisees. When Company-owned store assets are conveyed to franchisees, sales generated by such franchised store are no longer reflected in Company-owned store sales; however, the Company receives on-going royalties based upon a percentage of the sales generated by such franchised stores. On a same store basis, aggregate sales generated by Company-owned stores in operation during the entirety of both of the calendar years 1996 and 1995, decreased by $537,000, or 3.4%, to $15,513,000 for the calendar year ended December 31, 1996, as compared to $16,050,000 for the same period in 1995. The Company believes that such decrease resulted, in part, from general business conditions and from the Company's change in its employment arrangements with certain of its optometrists from that of a salaried employee to an independent optometrist subleasing the professional office located within the Sterling Store in question. This change resulted in the loss of eye examination fee income for the Company of approximately $290,000, since such doctors now collect such fees as part of their income, although this contributed to the reduction in selling expenses as described below.

       Aggregate sales generated from the operation of franchised stores increased by $16,631,000, or 19.2%, to $103,116,000 for the calendar year ended December 31, 1996, as compared to $86,485,000 for the same period in 1995, due primarily to an increase in the number of Company-owned stores conveyed to franchisees and certain franchised stores acquired in the VCA Transaction. On a same store basis, aggregate sales generated by franchised stores in operation during the entirety of both of the calendar years 1996 and 1995, decreased by $789,000, or 1.1%, to $73,664,000 for the calendar year ended December 31, 1996, as compared to $74,453,000 for the same period in 1995.

       Aggregate ongoing franchise royalties increased by $725,000, or 10.5%, to $7,616,000 for the calendar year ended December 31, 1996, as compared to $6,891,000 for the same period in 1995, due primarily to an increase in the number of Company-owned stores conveyed to franchisees and certain franchised stores acquired in the VCA Transaction.

       Net gains on the conveyance of the assets of twenty Company-owned stores to franchisees decreased by $234,000, or 10.7%, to $1,963,000 for the calendar year ended December 31, 1996, as compared to net gains on the conveyance of the assets of eight Company-owned stores to franchisees in the aggregate amount of $2,197,000 for the same period in 1995 (which included the gain on the conveyance of the assets of one store, in the amount of $1,173,000).

       The Company's gross profit margin decreased by 6.2 percentage points, to 68.9%, for the year ended December 31, 1996, as compared to 75.1% for the same period in 1995. This decrease resulted primarily from the Company having instituted, in the Fall of 1996, a promotional program in response to certain promotional incentives offered by certain major competitors of the Company. To match such incentives, the Company offered similar types of promotional programs to its customers, which resulted in lower gross profit margins. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competition and promotional incentives.

       Selling expenses increased by $3,816,000, or 23.7%, to $19,943,000 for the calendar year ended December 31, 1996, as compared to $16,127,000 for the same period in 1995, due to the inclusion of selling expenses of approximately $5,488,000 incurred by the stores acquired in connection with the Benson and VCA Transactions, and the operations of Insight, which were partially offset by a decrease in selling expenses of approximately $1,332,000, due primarily from the conveyance of the assets of Company-owned stores to franchisees, as well as a decrease in selling expenses of approximately $330,000 in connection with the change in the Company's employment arrangements (as described above) with certain of its optometrists.


       General and administrative expenses (including interest expense, depreciation and bad debt expense) increased by $6,680,000, or 58.8%, to $18,040,000 for the calendar year ended December 31, 1996, as compared to $11,360,000 for the same period in 1995. This increase was due primarily to the following five factors: (i) an increase in administrative costs of approximately $3,400,000 related to the business of Insight, which incurred expenses of approximately $600,000 in 1995; (ii) approximately $535,000 in administrative costs related to the Benson Transaction; (iii) approximately $439,000 in administrative costs related to the VCA Transaction; (iv) approximately $400,000 in occupancy and moving expenses related to the Company's relocation, in the second quarter of 1996, of its administrative offices; and (v) approximately $475,000 in costs related to operating as a publicly held company. Interest expense, which is included in general and administrative expenses, increased by $466,000, or 56.1%, to $1,297,000 for the calendar year ended December 31, 1996, as compared to $831,000 for the same period in 1995. This increase was due to increased indebtedness incurred by the Company in connection with the leasing, in 1995, of five excimer lasers and, in 1996, one additional excimer laser (which are capital leases and, accordingly, such payments include interest expense), and an additional loan, at the end of the fourth quarter of 1995, of $1,670,000 to fund the Benson Transaction. The Company's provision for doubtful accounts, which is included in general and administrative expenses, increased by $727,000, or 361.7%, to $928,000 for the calendar year ended December 31, 1996, as compared to $201,000 for the same period in 1995. This increase was due primarily to the reduction in the residual value of the cash collateral and franchise notes held by the CIT Group / Equipment Financing, Inc. ("CIT"). See Liquidity and Capital Resources.

       The Company's income before income taxes decreased by $9,387,000, or 324.1%, to a loss of $6,491,000 for the calendar year ended December 31, 1996, as compared to income of $2,896,000 for the same period in 1995. This decrease was primarily due to the following three factors which were not comparable to the Company's operations for the same period in 1995: (i) the Company consummated the Benson Transaction during the fourth quarter of 1995 and thereby acquired substantially all of the assets and certain continuing expenses of the debtors. The Company incurred a loss of $2,312,000, for the calendar year ended December 31, 1996, as compared to a loss of $520,000 for the same period in 1995, from the operation of the stores acquired in the Benson Transaction; (ii) the Company incurred a loss of $3,330,000, for the calendar year ended December 31, 1996, as compared to a loss of $193,000 for the same period in 1995, in establishing the operations of Insight, although Insight began generating minimal revenues during the second quarter of 1996; and (iii) an increase in general and administrative expenses as discussed above. This decrease was partially offset by income of $1,112,000 generated from the operations of the stores acquired (during the second quarter of 1996), in the VCA Transaction. Income from the Company's operations (excluding the losses applicable to the operations of the stores acquired in the Benson Transaction, Insight, and the income applicable to the operation of the stores acquired in the VCA Transaction) decreased by $5,583,000, or 285.4%, to a loss of $1,975,000 for the calendar year ended December 31, 1996, as compared to income of $3,608,000 for the same period in 1995. This decrease was primarily due to the increase in general and administrative expenses (including interest expense, depreciation and bad debt expense), as explained above, (excluding such expenses applicable to the operation of Insight and the stores acquired in the Benson and VCA Transactions. This increase in general and administrative expenses was partially offset by an increase in net gains from the conveyance of the assets of Company-owned stores to franchisees, (excluding such gains applicable to the conveyance of the assets of two Company-owned store acquired in the VCA Transaction).

Calendar Year Ended December 31, 1995 Compared to Calendar Year Ended December 31, 1994

       Systemwide sales, increased by $8,090,000, or 7.8%, to $112,258,000 for calendar year 1995, as compared to $104,168,000 for same period in 1994. There were 221 and 181 Sterling Stores in operation as of December 31, 1995 and December 31, 1994, respectively, of which 150 and 141 stores, respectively, were franchised.

       Aggregate sales generated from the operation of Company-owned stores decreased by $1,911,000, or 6.9%, to $25,773,000, for calendar year 1995, as compared to aggregate sales of $27,684,000 at Company-owned stores for the same period in 1994, due to the conveyance of the assets of eight Company-owned stores to Franchisees. In addition, the Company changed its employment arrangements with certain of its optometrists from that of a salaried employee to an independent optometrist subleasing the professional office located within the Sterling Store in question. This change in status resulted in the loss of eye examination fee income for the Company, since the independent doctors now collect such fees as part of their income, although this contributed to the decrease in selling expenses described below.

       On a same store basis, aggregate sales generated from the operation of Company-owned stores in operation during the entirety of both of the calendar years 1995 and 1994 increased by $215,000, or 1.1%, to $19,626,000 for calendar year ended December 31, 1995, as compared to $19,411,000 for the same period in 1994.

       Aggregate sales generated by franchised stores increased by $10,001,000, or 13.1%, to $86,485,000 for calendar year ended December 31, 1995, as compared to $76,484,000 for the same period in 1994, due to an increase of the number of franchised stores, as well as higher sales volume per store. On a same store basis, aggregate sales generated by franchised stores increased by $1,722,000, or 2.5%, to $71,540,000 for calendar year ended December 31, 1995, as compared to $69,818,000 for the same period in 1994.

       Average sales generated by Company-owned stores, other than the Benson stores acquired during the fourth quarter of 1995, increased by $22,000, or 3.5%, to $659,000 for calendar year ended December 31, 1995, as compared to $637,000 for the same period in 1994. Average sales generated by franchised stores increased by $14,000, or 2.3%, to $600,000 for calendar year ended December 31, 1995, as compared to $586,000 for the same period in 1994. Aggregate ongoing franchise royalties increased by $970,000, or 16.4%, to $6,891,000 for calendar year ended December 31, 1995, as compared to $5,921,000 for the same period in 1994, due to an increase in the number of franchised stores, as well as an increase in the sales volume per franchised stores. Average ongoing franchise royalties per franchised store increased by $3,000, or

6.7%, to $48,000 for calendar year ended December 31, 1995, as compared to $45,000 for the same period in 1994.

       Net gains on the conveyance of the assets of eight Company-owned stores to franchisees decreased by $1,154,000, or 34.4%, from $2,197,000 for calendar year ended December 31, 1995 (including the gain on the conveyance of one store, in the amount of $1,173,000), as compared to the net gains on the conveyance of assets of 17 Company-owned stores to franchisees, in the aggregate amount of $3,351,000, for the same period in 1994.

       The Company's gross profit margin increased by 2.3 percentage points, to 74.8%, for calendar year ended December 31, 1995, as compared to 72.5% for the same period in 1994. This increase resulted primarily from the Company having discontinued, in the Fall of 1995, two marketing programs: (i) a test program which had changed the product mix in Company-owned stores by increasing the quantities of higher priced/lower margin designer frames and specialty ophthalmic lenses; and (ii) a promotional program in response to certain major competitors of the Company which had offered promotional incentives to their customers. To match such incentives, the Company had offered similar types of promotional programs to its customers, which resulted previously in lower gross profit margins. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competition and promotional incentives.

       Selling expenses decreased by $287,000, or 1.8%, to $16,127,000 for calendar year ended December 31, 1995, as compared to $16,414,000 for the same period in 1994. Although the Company , in connection with the Benson Transaction, acquired an additional 32 stores during the fourth quarter of 1995, this decrease was primarily due to the change in the Company's employment arrangement (as described above) with certain of its optometrists from that of a salaried employee to an independent optometrist subleasing the professional office located within the Sterling Store in question, and the conveyance of the assets of eight Company-owned stores to franchisees during the calendar year ended December 31, 1995.

       General and administrative expenses (including interest expense, depreciation and bad debt expense) decreased by $608,000, or 5.1%, to $11,360,000 for calendar year ended December 31, 1995, as compared to $11,968,000 for the same period in 1994. This decrease was primarily due to a reduction in the Company's provision for doubtful accounts of $1,597,000 (see explanation below) which was partially offset by an increase in administrative costs of approximately $600,000 relating to Insight, the Company's investment (by its wholly owned subsidiary, Sterling Vision of Metro N.Y., Inc.) in National Optical Services, Inc. ("NOS"), an entity engaged in the business of developing and administering third party provider agreements, and the Company's construction and opening of an ophthalmic lens manufacturing facility, each of which had not incurred expenses until 1995, as well as approximately $300,000 in administrative costs related to the Benson Transaction.

       Interest expense, which is included in general and administrative expenses, increased by $184,000, or 28.4%, to $831,000 for calendar year ended December 31, 1995, as compared to $647,000 for the same period in 1994. This increase was due to increased indebtedness incurred by the Company in connection with its acquisition of eight retail optical stores from Pembridge, in 1994, and the leasing, in 1995, of five excimer lasers (which are capital leases and, accordingly, the payments under which are treated as interest expense), as partially offset by lower interest rates resulting from the refinancing, during 1994, of the Company's debt at more favorable interest rates.

       The Company's provision for doubtful accounts, which is included in general and administrative expenses, decreased by $1,597,000, or 89%, to $201,000 as of December 31, 1995, as compared to $1,798,000 for December 31, 1994. This decrease resulted primarily from several factors: (i) the Company's election, in 1994, to reserve an additional $194,000 and $132,000 against the residual value of the corresponding franchise notes held by Sanwa and CIT, respectively; (ii) the Company's election to reserve $391,000 against the cash collateral held by CIT (see "Liquidity and Capital Resources"); (iii) as part of the franchise system restructuring commenced by the Company in the latter part of 1992, the Company wrote off, in 1994, $280,000 against certain franchise notes receivable which were subject to forgiveness upon a franchisee's compliance with certain financial covenants; and (iv) based upon historical performance, the Company reduced its reserve against accounts and notes receivable by approximately $600,000.

       The Company's income before extraordinary item and income taxes increased by $144,000, or 5.2%, to $2,896,000 for calendar year ended December 31, 1995, as compared to $2,752,000 for the same period in 1994. During 1995, the Company consummated the Benson Transaction and thereby acquired substantially all of the assets and certain continuing expenses of the Sellers; began incurring costs in anticipation of establishing its Insight Laser Center business; invested capital in NOS; and opened an ophthalmic lens manufacturing facility. The Company believes that the costs associated with acquiring and establishing these businesses are nonrecurring. As a result, certain aspects of the Company's operations during 1995 were not comparable to its operation during 1994. Income from the Company's comparable operations increased by $1,156,000, or 42%, to $3,908,000 for calendar year ended December 31, 1995, as compared to $2,752,000 for the same period in 1994, primarily due to the $895,000 decrease in selling, general and administrative expenses, as described above, and the net profit generated from the operations of VCC, in the amount of $212,000. This increase was offset primarily by the following four factors: (i) the Company incurred a $520,000 loss from the operation of the Benson stores during the fourth quarter of 1995, primarily due to losses generated by the 66 stores the Company ultimately closed and the costs incurred in maintaining Benson's administrative office and warehouse facilities, which were eventually closed in the first quarter of 1996; (ii) the Company incurred a $193,000 loss in establishing the operations of Insight, which has yet to generate revenues, although it incurred payroll costs and interest expense with respect to its leasing of five (5) excimer lasers; (iii) the Company incurred a $192,000 loss from the operation of NOS, including the Company's election to write-off the $50,000 balance of its investment in such entity; and (iv) the Company incurred expenses in the amount of $107,000 in connection with the initial operations of its lens manufacturing facility.


Liquidity and Capital Resources

       The Company is a party to a Term Loan and Revolving Credit Agreement (the "Credit Agreement") with the Bank which, as of December 31, 1996, provided for term loans totaling an aggregate principal amount of $4,640,448 and a $2,375,000 revolving line of credit.

       The term loans are divided into two separate classes or tranches (collectively, the "Tranches"). Tranche A was in the original principal amount of $5,000,000 and is being amortized over five years with equal monthly payments of principal. Interest is fixed at 8.07% per annum on the outstanding balance and is payable monthly. Tranche B was in the original principal amount of $2,500,000 and is being amortized over five years with equal monthly payments of principal. Interest is calculated on the outstanding balance at 3/4% over the prime rate in effect from time to time and is payable monthly. As of December 31, 1996, the outstanding principal balance of Tranche A was $2,333,344, and the outstanding principal balance of Tranche B was $1,166,656. In addition, on November 30, 1995, the Bank converted an existing demand loan into a term loan to be repaid over the remaining term of the Tranches, with interest payable monthly at a fixed rate of 7.9% per annum. Such loan, in the original amount of $1,670,000, was incurred by the Company to fund the Benson Transaction. As of December 31, 1996, the outstanding principal balance of such loan was $1,140,484.

       In addition to the term loans mentioned above, the Bank initially also provided a $1,000,000 revolving line of credit. The Company is required to pay 1/4% per annum on the unused portion of this line of credit, regardless of whether any actual borrowings occur. On November 30, 1995, the Bank: (i) converted an existing bridge loan, in the principal amount of $1,670,000, into the term loan mentioned above, which will be amortized over the remaining term of the Tranches; (ii) increased the Company's line of credit by an additional $1,500,000, of which $2,375,000 was outstanding as of December 31, 1996; and
(iii) extended the maturity date of the line of credit to April 5, 1997. On February 26, 1997, the Bank amended the Credit Agreement (as explained below) which included, in part, a $1,000,000 payment and permanent reduction in the amount of the line of credit and an extension of the maturity date of such line of credit until May 30, 1997. Loans outstanding under the line of credit bear interest at the prime rate in effect from time to time.

       Pursuant to the terms of the Credit Agreement, the Company must comply with certain financial covenants relating to: (i) the ratio of total assets to total revenues; (ii) minimum net worth plus subordinated indebtedness; (iii) the ratio of total unsubordinated liabilities to net worth;
(iv) its current ratio; (v) its debt service coverage ratio; (vi) maximum net loss; and (vii) the ratio of funded debt to net operating cash flow, all as such terms are defined in the Credit Agreement. Except for the quarter ended March 31, 1996, the Company was not in compliance with certain of these financial covenants for the quarters ended June 30, 1996, September 30, 1996 and December 31, 1996, although, in each instance, the Company was able to secure a waiver of such non-compliance from the Bank. At June 30, 1996, the Company was not in compliance with the covenants described in (v) and (vii) above, primarily due to the decrease in net income before taxes for the six months ended June 30, 1996 as compared to the same period in 1995, and an increase in the Company's then short-term debt incurred as a result of the Banks issuance of a $4,150,000 letter of credit in connection with the VCA Transaction, which was completed during the quarter ended June 30, 1996; at September 30, 1996, the Company was not in compliance with the covenants described in (v) and (vii) above, primarily due to the decrease in net income before taxes for the nine months ended September 30, 1996 as compared to the same period in 1995; and, at December 31, 1996, the Company was not in compliance with any of the financial covenants described above primarily due to the net loss before tax provision incurred for the calendar year ended December 31, 1996. Unless waived, such defaults would give the Bank the right to accelerate the payment of the then outstanding balance under the Company's term loans and line of credit.

       On November 29, 1996, the Company borrowed from each of Drs. Robert Cohen, Alan Cohen and Edward Cohen (collectively, the "Cohen Brothers") the sum of $666,666.66 each of which loans was for a term of ninety (90) days and bears interest at a rate of 1.0% above the Banks prime rate, in effect, from time to time. As a condition to the Company borrowings such funds, the Bank amended the Credit Agreement which: (i) permitted the Company to borrow such funds from the Cohen Brothers; (ii) placed additional restrictions on the Company's ability to acquire other retail optical chains without the Bank's approval; (iii) expanded the default provisions contained in the Credit Agreement; and (iv) placed additional restrictions on the Company's ability to sell its excess franchisee promissory notes. As of December 31, 1996, the aggregate outstanding principal balance of such loans was $2,000,000. On February 26, 1997, the Company repaid $1,000 of such loams together with the interest accrued to date thereof, and the Cohen Brothers orally agreed to extend the maturity date of the balance of such loans to May 30, 1997.

       On February 26, 1997, the Company entered into Convertible Debenture and Warrants Subscription Agreements (see Note 18 - Subsequent Events) with certain investors in connection with the private placement of units consisting of an aggregate of $8,000,000 principal amount of convertible debentures (collectively, the "Debentures") and an aggregate of 800,000 warrants (collectively, the "Warrants"), which Warrants entitle the holders thereof to purchase a maximum number of 1.2 million shares of the Company's Common Stock"). The Company intends to use the net proceeds (approximately $7,500,000) of the private placement: (i) to repay a $1,000,000 portion of the loans made to it by the Cohen Brothers as discussed above, together with thereon, in the approximate amount of $50,000; (ii) to pay down the Company's revolving line of credit with the Bank ($1,000,000): (iii) The balance of such proceeds is intended to be used by the Company for general corporate purposes. The Debentures bear no interest and mature on August 25, 1998.

       In connection with the Company's acquisition, which occurred in May 1996, of substantially all of the assets of VCA, the Company delivered to Norwest, the Seller, a ninety (90) day direct pay letter of credit, in the amount of $4,150,000, representing the purchase price for such assets, which letter of credit was drawn upon by Norwest in the ordinary course of business.

       In connection with the IPCO Acquisition, the Company acquired IPCO's right to cash collateral and certain franchise promissory notes pledged to, and securing loans made to, IPCO and CIT. The residual value of such franchise notes receivable (i.e., the sums remaining payable on such franchise notes after payment, in full, of the indebtedness owed to CIT and Sanwa, which obligations were not assumed by the Company) represent notes acquired from IPCO and are currently being held by Sanwa and CIT as collateral against obligations incurred by IPCO. The indebtedness payable to CIT is scheduled to be repaid on or about July 2000, at which time it is anticipated that the cash collateral and franchise notes pledged to CIT will be returned to the Company. However, the Company's residual value of the cash collateral underlying the franchise notes pledged to CIT has been reduced as a result of the application, by CIT, of such collateral to offset certain franchisee note forgiveness. The Company's right to the return of the notes pledged to Sanwa (after payment of the indebtedness incurred by IPCO and subject to which the Company acquired such notes) is the subject of litigation between Sanwa and the Company. The Company maintains that it is entitled to a return of the franchise notes held by Sanwa upon the repayment of the indebtedness owed to Sanwa, based upon the advice given to it by its outside counsel. The residual value of the franchise notes, net of reserves of $562,000, held by Sanwa and CIT as of December 31, 1996 was $1,325,000 and $325,000, respectively.

       Franchise and other accounts receivable increased by $4,541,000, or 134.8%, to $7,911,000 as of December 31, 1996, as compared to $3,370,000 as of
December 31, 1995, due primarily to slower collections of certain amounts owed to the Company by a number of its franchisees, as well as an increase in royalties generated by an increase in the number of franchised stores acquired in the VCA Transaction

The Company is working with these franchisees in an attempt to obtain collection of outstanding receivables through the following means: (i) restructuring of the repayment of such obligations; or (ii) if necessary, exercising its rights under the various documents pursuant to which each such franchisee occupies its Sterling Store, including the possible termination of the applicable Franchise Agreement.

       Franchise and other notes receivable as of December 31, 1996 were $19,588,000, which includes approximately $5,400,000 of franchise notes acquired in connection with the VCA Transaction. In addition, such amount consists of approximately $3,900,000 of new franchise notes generated from the conveyance of Company-owned assets to franchisees, and is partially offset by approximately $2,000,000 of principal payments collected during the calendar year ended December 31, 1996. The Company believes that the underlying value of the collateral securing its franchise accounts and notes receivable together, in most cases, with the personal guarantees of the principal owners of each of the Company's franchised stores, will be sufficient to support the collectibility of these receivables.

       Inventories at Company-owned stores decreased by $424,000, or 10.4%, to $3,678,000 as of December 31, 1996, as compared to $4,102,000 as of December 31, 1995. This decrease was due primarily to the conveyance, during the calendar year ended December 31, 1996, of the assets of 20 Company-owned stores to franchisees.


       As of December 31, 1996, Insight had leased, with $1.00 purchase options, six excimer lasers. Aggregate lease payments pursuant to such leases will approximate $1,029,000, $1,029,000, $1,015,000, $767,000 and $218,700 for the
years ended December 31, 1997, 1998, 1999, 2000 and 2001, respectively.

       In December, 1995, the Company completed the Offering and raised approximately $14,791,000, net of commissions and expenses, from the sale of 2,200,000 shares of its Common Stock at a price of $7.50 per share. In January, 1996, the Company raised approximately $625,000, net of commissions and expenses, from the sale of an additional 100,000 shares of its Common Stock at $7.50 per share pursuant to an over-allotment option granted the Underwriters in connection with the Offering. As of December 31, 1996 and December 31, 1995, the Company had $(3,803,000) and $16,312,000, respectively, in working capital, and $868,000 and $15,493,000, respectively, of cash and cash equivalents. As of the date hereof, the Company has ceased the construction of any new Insight Laser Centers, including the one in San Francisco, California (which was anticipated to open during the first quarter of 1997). During the twelve months ending December 31, 1997, the Company anticipates having the following capital requirements: renovating of six existing Company-owned stores, and the continuing upgrade of the Company's management information system in conjunction with the POS systems being installed in its Company-owned stores, in the aggregate, approximate amount of $750,000; acquiring retail optical stores, subject to the availability of qualified opportunities and which would require the approval of the Bank, in furtherance of the Company's business strategy, in amounts that cannot be projected by the Company at this time, (except for a $300,000 loan to be made by Sterling in connection with a proposed acquisition (see Note 18 - Subsequent Events); and opening new retail optical stores in furtherance of the Company's business strategy, also in amounts that cannot be projected by the Company at this time.

       The Company experienced negative cash flow during the calendar year ended December 31, 1996 resulting, primarily, from losses attributable to the stores acquired in the Benson Transaction (the "Benson Stores") and the operations of Insight. By the end of 1996, the following measures were taken by the Company which management believes will reduce the magnitude of the losses it sustained during 1996 and improve the Company's operations and cash flow in 1997: (i) closing nine Benson Stores, some of which were unprofitable or where leases for which were not renewed: (ii) franchising eleven Benson Stores which are currently producing royalty income; (iii) eliminating virtually all administrative overhead in connection with Insight; (iv) reducing overhead at the Company's Insight Laser Center; and (v) reduced general and administrative expenses, exclusive of those incurred by Insight, by approximately $1,000,000. Although the Company also anticipates a positive cash flow from its retail optical store operations, it nevertheless anticipates that Insight will continue to operate at a loss for the twelve months ended December 31, 1997, therefore the Company believes that such operating cash flow will be insufficient to result in a positive cash flow for the Company for the twelve months ended December 31, 1997. However, in February 1997, the Company entered into a Convertible Debentures and Warrants Subscription Agreement (see Note 18
- Subsequent Events) which provided net proceeds of approximately $7,500,000 to the Company. Except for approximately $2,050,000 of such amount, which was utilized to repay a portion of the Company's debt, approximately

$5,400,000 will be available to the Company for general corporate purposes. Although the Company believes that its financial condition will improve for the twelve months ended December 31, 1997, the Company also anticipates that it may not be in compliance with certain of its existing financial covenants as contained in its Credit Agreement with the Bank. Consequently, the Company is required for the calendar year ended December 31, 1997, to reclassify, as a current liability, the long-term portion of its debt to the Bank. In the event of a default, the Bank has the right to accelerate the payment of the then outstanding principal under the Company's term loans and line of credit. In any event, the line of credit and loans due to the Cohen Brothers are due to mature on May 30, 1997 and two notes, in connection with the Pembridge Transaction, are due to mature in August 1997. Accordingly, the Company believes that its current cash resources and cashflow from operations would be sufficient to fund its anticipated capital expenditures in 1997, unless the Bank exercises its right to accelerate the repayment of the aforementioned term loans. Further, the Credit Agreement currently restricts the Company's ability to obtain additional financing except in certain circumstances. However, in the event of such acceleration of such term loans, the Company believes it could meet its needs through either additional borrowings, the sale of franchise notes receivable or additional sales of equity, although there can be no assurance that the Company would be successful in obtaining any such additional borrowings, selling any of its franchise notes receivable and/or selling additional equity, or on what terms such transactions could be effected. In addition, the Company: (i) is currently negotiating with a financial institution to finance its franchise notes receivable; (ii) is currently negotiating with its creditors to repay that portion of its short-term debt, in connection with the Pembridge Transaction, in stock rather than in cash; (iii) intends to negotiate with the Bank an extension renewal of the maturity date of its line of credit; and (iv) will request, from the Cohen Brothers, an extension of time to repay such loans, although there can be no assurance that any of such transactions will be consummated.

IMPACT OF INFLATION AND CHANGING PRICES

       Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on results of operations.

RECENT ACCOUNTING REQUIREMENTS

       The Company has not completed the process of evaluating the impact that will result from adopting SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilty". The Company is therefore unable to disclose the impact that adopting SFAS 125, will have on its financial position and results of operations when such statement is adopted.

       The Company has not completed the process of evaluating the impact that will result from adopting SFAS 128, "Earnings Per Share." The Company is therefore unable to disclose the impact that adopting SFAS 128 will have on its financial position and results of operations when such statement is adopted.

Item 8.  Financial Statements and Supplementary Data

                     STERLING VISION, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE THREE YEARS ENDED
                              DECEMBER 31, 1996 AND
                          INDEPENDENT AUDITORS' REPORTS

                                TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----
INDEPENDENT AUDITORS' REPORT
    Deloitte & Touche, LLP                                                               28
    Janover Rubinroit, LLC                                                               29

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets as of December 31, 1996 and 1995                           30
  Consolidated Statements of Operations for the years ended December 31, 1996,
    1995 and 1994                                                                        31

  Consolidated Statements of Shareholders' Equity for the years ended
    December 31, 1996, 1995 and 1994                                                     32

  Consolidated Statements of Cash Flows for the years ended December 31, 1996,
    1995 and 1994                                                                        33

  Notes to Consolidated Financial Statements                                             36

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
  Sterling Vision, Inc. and Subsidiaries
East Meadow, New York

We have audited the accompanying consolidated balance sheets of Sterling Vision, Inc. and Subsidiaries (the "Company") as of December 31, 1996 and December 1995 and the related statements of operations, shareholders' equity, and cash flows for the years then ended. Our audit also included the financial statement schedules listed in the index at Item 14(a)2. These financial statements and the financial statements schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 1996 and 1995 consolidated financial statements present fairly, in all material respects, the financial position of Sterling Vision, Inc. and Subsidiaries as of December 31, 1996 and December 31, 1995 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
New York, New York
March 31, 1997

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
   Sterling Vision, Inc. and Subsidiaries:

       We have audited the accompanying consolidated statements of shareholders' equity, income, and cash flows of Sterling Vision, Inc. and subsidiaries for the year ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

       We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Sterling Vision, Inc. and subsidiaries for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

                                                          JANOVER RUBINROIT, LLC


April 19, 1995

                     STERLING VISION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                                           December 31,
                                                                                       1996          1995
                                                                                       ----          ----
      A S S E T S
      -----------

Current assets:
  Cash and cash equivalents                                                          $    868       $ 15,493
  Accounts receivable, net of allowance for
    doubtful accounts of $557 and $422, respectively                                    7,911          3,370
  Franchise and other notes receivable - current                                        3,375          3,326
  Inventories                                                                           3,678          4,102
  Due from related parties - current                                                      124            176
  Prepaid expenses and other current assets                                               883            405
                                                                                     --------       --------
      Total current assets                                                             16,839         26,872

Property and equipment, net                                                            10,818          7,815

Franchise and other notes receivable - net of allowance

       for doubtful accounts of $562 and $712, respectively                            16,089          9,294

Due from related parties                                                                -                295

Other assets                                                                            2,523          2,179
                                                                                     --------       --------

                                                                                     $ 46,269       $ 46,455
                                                                                     ========       ========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
Current liabilities:
  Current portion of long-term debt                                                  $  9,151       $  2,511
  Notes Payable - Shareholders and Directors                                            2,000              -
  Accounts payable and accrued liabilities                                              8,267          6,824
  Franchise related obligations - current                                               1,224            824
  Deferred income taxes payable - current                                                   -            401
                                                                                     --------       --------
      Total current liabilities                                                        20,642         10,560

Long-term debt                                                                          4,033         11,389
Deferred income taxes payable                                                               -          1,681
Deferred franchise income                                                                 328              -
Excess of fair value of assets acquired over cost                                       1,709              -

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value per share;

    authorized 5,000,000 shares                                                             -              -
  Common stock, $.01 par value per share; authorized
    28,000,000 shares; issued 12,387,535 in 1996 and
    12,207,495 in 1996 and 1995, respectively                                             124            122
  Additional paid-in capital                                                           24,982         23,762
  Deficit                                                                              (5,549)        (1,059)
                                                                                     --------       --------
                                                                                       19,557         22,825
                                                                                     --------       --------
                                                                                     $ 46,269       $ 46,455
                                                                                     ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)



                                                                                                        For the year ended
                                                                                                        ------------------
                                                                                                           December 31,
                                                                                          1996           1995        1994
                                                                                          ----           ----         ----
Systemwide sales                                                                        $ 131,593     $ 112,258    $ 104,168
                                                                                        =========     =========    =========
Revenues:
   Net sales - Company-owned stores                                                     $  28,477     $  25,773    $  27,684
   Franchise royalties                                                                      7,616         6,891        5,921
   Net gains and fees from the conveyance of Company-owned
     assets to franchisees -
            -  unrelated parties                                                            1,963         2,197        2,832
            -  related parties                                                                  -             -          519
     Other income                                                                           2,287         2,017        1,768
                                                                                        ---------     ---------    ---------
Total Revenue                                                                              40,343        36,878       38,724
                                                                                        ---------     ---------    ---------

Costs and expenses:

    Cost of sales                                                                           8,851         6,495        7,590
    Selling expenses                                                                       19,943        16,127       16,414
    General and administrative expenses                                                    16,743        10,529       11,321
    Interest expense                                                                        1,297           831          647
                                                                                        ---------     ---------    ---------
Total Costs and Expenses                                                                   46,834        33,982       35,972
                                                                                        ---------     ---------    ---------

Net income (loss) before extraordinary item and provision for
 (benefit from) income taxes                                                               (6,491)        2,896        2,752
Provision for  (benefit from) income taxes                                                 (2,001)        2,129          127
                                                                                        ---------     ---------    ---------
Net income (loss) before extraordinary item                                                (4,490)          767        2,625
Extraordinary item -  gain on early retirement of debt,
  net of income taxes of $30                                                                    -             -          653
                                                                                        ---------     ---------    ---------
Net income (loss)                                                                       $  (4,490)    $     767    $   3,278
                                                                                        =========     =========    =========

Weighted average number of common shares and
  common share equivalents outstanding                                                     12,341        10,031        9,963
                                                                                        =========     =========    =========
Earnings (loss) per common shares and common share equivalents                               (.36)          .08          .33
                                                                                        =========     =========    =========

Pro forma statement of operations data (unaudited)
Net income before extraordinary item and provision for
 income taxes                                                                                         $   2,896     $   2,752
Provision for income taxes                                                                                1,158         1,101

Net income before provision for extraordinary item                                                        1,738         1,651
Extraordinary item-gain on early retirement of debt, net of
 income taxes                                                                                              -              410
                                                                                                      ---------     ---------
Net income                                                                                            $   1,738     $   2,061
                                                                                                      =========     =========

Weighted average number of common shares and
  common share equivalents outstanding                                                                   10,031        10,031
                                                                                                      =========     =========
Earnings  per common shares and common shares
  equivalents before extraordinary item                                                                     .17           .16
                                                                                                      =========     =========
 Extraordinary earnings per common shares and common
 shares equivalents
                                                                                                              -          .04
                                                                                                      =========     =========
Earnings per common shares and common equivalents                                                           .17           .20
                                                                                                      =========     =========

The accompanying notes are an integral part of the consolidated financial statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                 (Dollars in Thousands, Except Number of Shares)

                                                                            Capital
                                                                             Stock       Additional     Retained         Total
                                                          Common          Subscription     Paid-In      Earnings     Shareholders'
                                                  Shares        Stock       Receivable     Capital     (Deficit)        Equity
                                                ----------     --------         ------     --------     --------       --------

Balance - January 1, 1994                            2,211      $ 1,192          $ (37)    $  5,398     $  4,333       $ 10,886
Payment of capital - stock
   subscription to Sterling
   Vision of California                                  -            -              -        2,500            -          2,500
Additional capital contributed
   by shareholders                                       -            -               -          40            -             40
Capitalization of additional
   corporations                                          -           19            (19)           -            -              -
Distributions                                            -            -              -            -       (6,187)        (6,187)
Net income                                               -            -              -            -        3,278          3,278
                                                ----------     --------         ------     --------     --------       --------

Balance - December 31, 1994                          2,211        1,211            (56)       7,938        1,424         10,517

Capitalization of additional
   corporations                                                       6             (6)           -            -              -
Stock split                                      9,961,284       (1,055)             -        1,055            -              -
Contribution of subsidiaries                                        (62)            62            -            -              -
Issuance of 2,200,000 common
   shares in a public offering and
   44,000 shares to legal
   consultants                                   2,244,000           22              -       14,769            -         14,791


Distributions                                            -            -              -            -       (3,250)        (3,250)
Net income                                               -            -              -            -          767            767
                                                ----------     --------         ------     --------     --------       --------

Balance - December 31, 1995                     12,207,495      $   122         $    -     $ 23,762     $ (1,059)      $ 22,825
                                                ==========     ========         ======     ========      =======       ========

Issuance of 100,000 common shares
in an over-allotment from the public
offering and 80,040 shares to
Franchisees                                        180,040            2              -        1,220            -          1,222

Net loss                                                 -            -              -            -       (4,490)        (4,490)
                                                ----------     --------         ------     --------     --------       --------

Balance - December 31, 1996                     12,387,535      $   124              -     $ 24,982     $ (5,549)      $ 19,557
                                                ==========     ========         ======     ========      =======       ========


The accompanying notes are an integral part of the consolidated financial statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)


                                                                                             For the year ended
                                                                                             ------------------
                                                                                                 December 31,
                                                                                       1996           1995           1994
                                                                                     ------          ------         -----

Cash flows from operating activities:
   Net income (loss)                                                               $ (4,490)        $  767        $ 3,278
   Adjustments to reconcile net income to net
       cash (used in) provided by operating  activities:
          Depreciation and amortization                                               1,481            793            762
          Extraordinary gain on early
             retirement of debt                                                           -              -           (653)
          Allowance for doubtful accounts                                               928            584          1,700
          Net gain from the conveyance
             of Company-owned assets
             to franchisees                                                          (1,610)        (1,907)        (2,911)
          Deferred income taxes payable                                              (2,082)         1,968            (50)
          Accrued interest                                                              121              -              -
          Amortization of fair value of assets acquired over cost                      (231)             -              -
          Changes in assets and liabilities:
             Accounts receivable                                                     (4,541)        (1,400)          (181)
             Inventories                                                              1,168           (957)           188
             Prepaid expenses and other
               current assets                                                          (478)          (238)            58
             Other assets                                                                50           (666)           546
             Accounts payable and accrued liabilities                                   778          2,012            529
             Franchise related obligations                                              400            202           (136)
             Deferred franchise income                                                  328              -              -
                                                                                     -------        -------        ------

Net cash (used in) provided by operating activities                                  (8,178)         1,158          3,130
                                                                                     -------        -------        ------
Cash flows from investing activities:
   Acquisition, net of cash acquired                                                 (4,150)        (2,396)        (1,822)
   Franchise notes receivable issued                                                 (3,901)        (4,764)        (6,308)
   Repayment of franchise and other notes receivable                                  1,887          2,319          4,751
   Purchase of property and equipment                                                (5,607)        (4,187)          (497)
   Conveyance of property and equipment                                               3,536          2,548          4,230
                                                                                     -------        -------        ------

Net cash (used in) provided by investing activities                                  (8,235)        (6,480)           354
                                                                                     -------        -------        ------


The accompanying notes are an integral part of the consolidated financial statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in Thousands)


                                                                                              For the year ended
                                                                                                 December 31,
                                                                                        1996          1995         1994
                                                                                      -------        ------       -----

Cash flows from financing activities:
   Sale of common stock and other
       capital contributions                                                           625           14,791        2,540
   Repayments on secured promissory
       note payable                                                                      -                -       (6,149)
   Borrowings on revolving credit note                                                 225            2,575          250
   Repayment of revolving credit note                                                    -             (300)        (650)
   Payments on other debt                                                           (2,984)          (1,838)      (1,005)
   Borrowings of other debt                                                          3,922            5,342        8,984
   Distributions to shareholders                                                         -           (3,250)      (6,187)
                                                                                  --------         --------      -------

Net cash provided by (used in)
   financing activities                                                              1,788           17,320       (2,217)
                                                                                  --------         --------      -------

Net decrease (increase) in cash and
   cash equivalents                                                                (14,625)          11,998        1,267

Cash and cash equivalents -
   beginning of period                                                            $ 15,493            3,495        2,228
                                                                                  --------         --------      -------

Cash and cash equivalents -
   end of period                                                                  $    868         $ 15,493      $ 3,495
                                                                                  ========         ========      =======

Supplemental disclosure of cash flow information:

Cash paid during the period for:
   Interest                                                                       $  1,232         $    753      $   640
                                                                                  =========        ========      =======

   Taxes                                                                          $    579         $    274      $   372
                                                                                  ========         ========      =======

Acquisitions, net of cash acquired:
   Working capital, other than cash                                               $    807         $  1,227      $   203
   Property, plant and equipment                                                       600              800          664
   Excess of cost of assets acquired over fair value                                  -                -             497
   Excess of fair value of assets acquired over cost                                (1,940)            -             -
   Other assets                                                                       -                 369          458
    Franchise Notes                                                                  4,683             -            -
                                                                                  --------         --------      -------
       Acquisitions, net of cash acquired                                         $  4,150         $  2,396      $ 1,822
                                                                                  ========         ========      =======


The accompanying notes are an integral part of the consolidated financial statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (In Thousands, Except Number of Shares, Number of Stores, and Per Share Data)

NOTE 1  - BUSINESS ORGANIZATION:

       Sterling Vision, Inc. and its subsidiaries ("SVI" or the Company), are engaged in operating and franchising retail optical stores. Substantially, all revenues result from the sale of optical products or the rendering of eye examinations as store locations operated by the Company or franchisees. In June, 1996, the Company commenced the operations of Insight.

       On August 26, 1994, the Company entered into an agreement with Pembridge Optical Partners, Inc. ("Pembridge") pursuant to which Pembridge sold certain assets to the Company. These assets consisted of eight retail optical store locations and their related assets including leasehold improvements, furniture and fixtures, machinery, equipment and inventory. The purchase price of the assets was $1,217,000. This transaction has been accounted for as a purchase in accordance with Accounting Principles Board Pronouncements ("APB") 16 and 17, with allocations made based upon the estimated fair market value of the assets acquired.

       On November 7, 1995, Sterling Vision BOS, Inc. ("BOS"), a subsidiary of the Company, acquired, pursuant to a United States Bankruptcy Court order, substantially all of the assets of OCA Acquisition Corp., Benson Optical Co., Inc., and Superior Optical Company, Inc. (collectively, "Benson") consisting principally of store cash, account receivable, inventory, furniture and fixtures, equipment and store leases for 98 locations, for a price of approximately $2,396,000 (the "Benson Transaction"), subject to its right, in its sole discretion, to reject the lease for any such location on or before December 6, 1995; provided that any such rejection would not result in any purchase price adjustment. As of December 6, 1995, BOS rejected the leases for 66 of such locations and assumed the leases for the remaining 32 locations. Payment of the purchase price consisted of approximately $1,570,000 in cash, as well as the forgiveness of all sums then due by Benson to Benson Eyecare Corporation ("BEC"), which the Company purchased from BEC in exchange for a Subordinated Debenture (see Footnote 15 - Shareholders Equity) in the original principal amount of $5,900,000 and then having a discounted present value of approximately $826,000. The sums forgiven represent the notes receivable and accounts receivable in favor of BEC and acquired by the Company from BEC in exchange for said Convertible Debenture. On November 15, 1995, the Company entered into a one year non-compete and consulting agreement with one of the principals of Benson for aggregate consideration of $150,000 which was included in the purchase price. This transaction has been accounted for as a purchase, in accordance with APB 16 and 17, with allocations made based upon the estimated fair market value of the assets acquired.


       On May 30, 1996, the Company, through its wholly-owned subsidiary, Sterling Vision DKM, Inc. ("DKM") acquired all of the retail optical assets, other than leases (which such leases were assigned to the Company in three separate agreements), of Vision Centers of America, Ltd., D & K Optical, Inc., Monfried Corporation and Duling Finance Corporation (collectively, "VCA"), which assets were subject to a lien in favor of Norwest Investment Services, Inc. ("Norwest") (the "VCA Transaction"). Norwest was entitled to exercise its rights as a secured creditor of VCA as a result of VCA's default with respect to its obligations to Norwest. The assets acquired consisted primarily of inventory, the fixed assets of 13 company-owned and operated retail optical centers, the fixed assets of an ophthalmic lens manufacturing facility and assets located at several warehouses, general intangibles (other than store leases) including franchise agreements, promissory notes and accounts receivable related to approximately 75 franchised retail optical stores. DKM purchased the assets at a private foreclosure sale subject to certain liens, claims and encumbrances; however, Norwest indemnified DKM for certain of such liens, claims and encumbrances. The purchase price of the assets was $4,150,000, which was paid by DKM's delivery of a ninety (90) day , direct pay letter of credit of Norwest. In addition, VCA assigned to DKM all of this right, title and interest in and to each of the leases in exchange for DKM's payment to VCA of $50,000 and the assumption of all of the obligations under the company store leases, only subject to DKM's right, at its sole discretion, to reject the lease for any such locations on or before September 30, 1996. DKM also subsequently purchased from a bank, in the approximate sum of $111,000, all of its right, title and interest in and to certain additional prior liens, held by such bank, against VCA's inventory, accounts receivable and franchise agreements. This transaction has been accounted for as a purchase in accordance with APB 16 and 17, with allocations made based upon the estimated fair market value of the assets acquired.

       The following is a summary of the operations of DKM since the acquisition in May, 1996 and BOS since January 1996 included in the results of operation of the Company for the year ended December 31, 1996:


               Revenue                                          $8,272
                                                                ======
               Net Loss before extraordinary items              (1,199)
                                                                ======
               Net Loss                                         (1,199)
                                                                ======
               Loss per share                                    (. 10)
                                                                ======

       Effective with its acquisition in November 1995, the operations of BOS included in the results of operations of the Company for the calendar year ended December 31, 1996 are as follows:



               Revenue                                            $570
                                                                  ====
               Net Loss before extraordinary items                (520)
                                                                  ====
               Net Loss                                           (520)
                                                                  ====
               Loss per share                                     (.05)
                                                                  ====

       Information is not available to present the operations of DKM and BOS prior to their respective acquisitions.

NOTE 2  - INITIAL PUBLIC OFFERING:

       Reorganization

       In December, 1995, the Company issued 2,200,000 shares of its Common Stock at $7.50 per share in an initial public offering (the "Offering"). Proceeds from the Offering as of December 31, 1995, net of commissions and other related expenses totaling $1,855,000 were $14,791,000.

       Immediately, prior to the Offering, the Company effected a 4,506.33:1 stock split subject to rounding upward in the case of any fractional shares held by any shareholder, in the form of a Common Stock dividend. In addition, the shareholders of the Company approved an amendment to SVI's Certificate of Incorporation to increase the number of shares of Common Stock authorized from 5,000, no par value, to 33,000,000 shares of which 28,000,000 are Common Stock, par value $.01 per share, and 5,000,000 are Preferred Stock, par value $.01 per share. All share and per share data included in this annual report have been restated to reflect the stock split.

       As part of the Offering, the Company issued 44,000 shares of Common Stock to certain legal consultants to the Company in consideration for past services rendered to the Company in connection with the Company's 1992 acquisition of the Debtor. The Company capitalized the sums not previously expressed, in the amount of $175,000 and which is being amortized over seven years.

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

       During the calendar year ended December 31, 1996, the Company issued 80,040 shares of its Common Stock to certain of the franchisees of those franchised stores in existence on the date of the consummation of the Offering, in consideration of future performance in accordance with the terms of their respective Franchise Agreements. The fair value of such shares is being amortized over the vesting period of three years.

NOTE 3  - SIGNIFICANT ACCOUNTING POLICIES:

       Principles of Consolidation

       The consolidated financial statements include the accounts of SVI and its subsidiaries, all of which are wholly owned .

       All significant intercompany balances and transactions have been eliminated in consolidation.

       Revenue recognition

       Except in limited circumstances, the Company charges each franchisee a nonrefundable initial franchise fee. This fee is used, in part, to defray certain costs and expenses incurred by the Company in connection with its franchising activities. Initial franchise fees are recognized at the time all material services required to be provided by the Company have been substantially performed. Franchise royalties are based upon the gross revenues of each location and are recorded as earned.

       Interest earned on franchise notes receivable is recorded as earned. Gains or losses from the conveyance of Company-owned assets to franchisees are recognized upon closing, net of applicable reserves for collectibility.

       Allowance for possible losses

       The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan", for the year ending December 31, 1995. SFAS 114 defines impairment as the probability that all amounts due under a loan agreement will not be collected according to the contractual terms, and requires the valuation of impaired loans based on either the present value of expected future cash flows, discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. The Company measures the impairment of its notes receivable upon the fair market value of the underlying collateral, which is determined on an individual note basis. In arriving at the fair market value of the collateral, numerous factors are considered, including market evaluations of the underlying collateral and franchise fees collected from the franchisee, less selling costs, discounted at market discount rates. If, upon completion of the valuations, the fair value of the underlying collateral securing the impaired note is less than the recorded investment in the note, an allowance is created with a corresponding charge to expense. The adequacy of the allowance is predicated on the assumption that the Company will be able to hold these assets, dispose of them, and realize the fair market value of these assets in the ordinary course of business. Adjustments may be necessary in the event that effective interest rates, future performance, economic conditions or other relevant factors vary significantly from those assumed in estimating the allowance for possible losses. The existing allowances will be either increased or decreased based upon future valuations, with a corresponding increase or reduction in the provision for note losses.


       Since the Company had previously evaluated impaired notes at the lower of recorded investment or fair value, the adoption of SFAS 114 did not have a material impact on the Company's financial statements.

       Cash and cash equivalents

       Cash and cash equivalents includes cash and any investment with a maturity of 90 days or less.

       Fair value of financial instruments

       At December 31, 1996 and 1995, the carrying value of financial instruments such as cash and cash equivalents, accounts receivables, credit facilities, long-term debt and accounts payable approximated their fair values, based on the short-term maturities of these instruments.

       Inventories

       Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value, and consist primarily of contact lenses, ophthalmic lenses, eyeglass frames and sunglasses.

       Earnings per share

       The computation of earnings per share is based on the weighted average number of outstanding common shares and common share equivalents (stock options). Under the treasury stock method, stock options and the assumed conversion of the Benson Debenture are not dilutive and are excluded from the computation of weighted average common shares and common share equivalents outstanding.

       Property and equipment

       Property and equipment acquired in an acquisition are recorded at their fair market value as of the date of acquisition. Other fixed asset acquisitions are carried at cost. Stores reacquired by the Company are recorded at the lower of their fair market value or the book value of the assets exchanged for the store in question. Depreciation is provided on a straight-line basis over the estimated life of the respective classes of assets.

       Income taxes

       The Company accounts for income taxes in accordance with SFAS 109, "Accounting for Income Taxes". Under SFAS 109, a deferred tax liability or asset is recognized for the estimated future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases.


       Accounting estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

       Amortization of intangibles

       Included in other assets are intangible assets amortized over various periods on a straight-line basis. Closing costs are amortized over the life of the applicable financing agreement. Goodwill is amortized over periods not to exceed 40 years. Deferred lease costs are amortized over the remaining life of the lease. The covenant not to compete is amortized over its life.

       Pro forma financial information (unaudited)

       The unaudited pro forma income tax provision presented for the years ended December 31, 1995 and 1994 have been prepared assuming an effective combined federal and state tax rate of 40%.

       The pro forma tax expense consists of the following:

                                                            For the year ended
                                                               December 31,
                                                               ------------
                                                             1995         1994
                                                             ----         ----

               Current provision for income taxes          $1,179         1835
               Deferred provision for income taxes            (21)        (734)
                                                           ------       ------
                                                           $1,158       $1,101
                                                           ======       ======
       Accounting for long-lived assets

       For the calendar year ended December 31, 1996, the Company has adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and determined that no adjustment for impairment was required.

       Recent Accounting Requirements

       The Company has not completed the process of evaluating the impact that will result from adopting SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liability". The Company is therefore unable to disclose the impact that adopting SFAS 125, will have on its financial position and results of operations when such statement is adopted.

       The Company has not completed the process of evaluating the impact that will result from adopting SFAS 128, "Earnings Per Share." The Company is therefore unable to disclose the impact that adopting SFAS 128 will have on its financial position and results of operations when such statement is adopted.

NOTE 4 - INCOME TAXES:

       For periods prior to the Offering, the Company was an S Corporation for federal tax purposes and in certain state tax jurisdictions. The Company's income for such periods was included in the individual income tax returns of the shareholders. Accordingly, the tax provisions for such periods reflect only state and local taxes in those jurisdictions not recognizing S Corporation status.

       The Company's status as an S Corporation was terminated as a result of the Offering. Consequently, in accordance with SFAS 109, a deferred tax liability was recognized for the estimated future tax effect of temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases. Such taxes, which prior to the offering would have been paid by the shareholders, became a future obligation of the Company. Substantially all the tax provision for 1995 is attributable to this deferred tax liability.

       A reconciliation of the income tax expense (benefit) is as follows:

                                      1996             1995             1994
                                      ----             ----             ----
             Current:

                 Federal           $     -          $     -            $   -

                 State and Local        81              161              177
                                   -------          -------            -----

                                        81              161              177
                                   -------          -------            -----
             Deferred:

                 Federal            (1,770)           1,770                -

                 State and Local      (312)             198              (50)

                                    (2,082)           1,968              (50)
                                   -------          -------            -----

                   Total           $(2,001)         $ 2,129            $ 127
                                   =======          =======            =====

       The appropriate tax effect of each type of temporary difference and carryforward that gives rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                           1996          1995
                                                           ----          ----
Deferred tax asset:

   Net operating loss                                     $ 2,856       $     -
   Other temporary differences                                481            85
                                                          -------       -------
   Subtotal                                                 3,337            85
   Valuation allowance                                       (905)            0
                                                          -------       -------
                                                            2,432            85
                                                          =======       =======
Deferred tax liability:
   Deferred gain on conveyance of assets to franchisees     2,432         2,167
                                                          -------       -------
                                                            2,432         2,167
                                                          -------       -------
Net deferred tax asset/(liability)                        $     0       $(2,082)
                                                          =======       ========

       Under SFAS 109, the Company cannot recognize a deferred tax asset for the future benefit of the net operating loss carryfowards unless it concludes that it is "more likely than not" that the deferred tax asset would be realized. Although the Company believes it has taken measures to improve the financial performance of the Company in 1997, the Company has recorded a full valuation allowance against its otherwise recognizable deferred tax asset until such time that the Company demonstrates profitability which would enable it to realize such deferred tax asset.

       At December 31, 1996, the Company had a net operating loss carryforward of approximately $7,142,000 available to offset future taxable income. The net operating loss carryforwards expire in varying amounts through 2011 and may be limited in certain circumstances.

       A reconciliation between the statutory Federal income tax rate and the effective income tax rate based on continuing operations is as follows:

                                                      1996      1995      1994
                                                      ----      ----      ----

        Statutory Federal income tax rate             (34)%       34%       34%

        State and local income taxes, net of
           Federal tax benefit                         (5)         6         6

        Reduction in tax liability due to status as Subchapter S Corporation for

           Federal and certain state taxes              -        (35)      (35)

        Change in the effective tax rates
           applicable to the recognition of
           a deferred tax liability due to term-
           ination of Subchapter Selection in
           conjunction with the Offering                -         69         -

        Valuation Allowance                             8          -         -
                                                      ---         --        --
        Effective income tax rate                     (31)%       74%        5%
                                                      ===         ==        ==

NOTE 5 - NOTES RECEIVABLE:

       Notes receivable consist of three components:

       a)      Franchise notes receivable held by the Company;

       b) The residual value of franchise notes receivable that are currently being held as collateral by secured creditors of an acquired business;. and,

       c)      Other notes receivable.

       Company held franchise notes receivable consist primarily of purchase money notes relating to Company-financed conveyances of store facilities, fixed assets, inventories, and leasehold improvements to franchisees, as well as certain franchise notes receivable acquired by the Company, and are secured by the underlying assets of the franchised store and, in most instances, personal guarantees of the principal owners of the franchise. Interest is charged at various rates, commensurate with the year of issue. Complete collection of these receivables is expected by September 2003.

       The residual value of franchise notes receivable represent notes acquired from the Debtor and are currently being held as collateral by Sanwa Business Credit Corp. ("Sanwa") and The C.I.T. Group/Equipment Financing Inc. ("C.I.T.") securing obligations incurred by the IPCO, which obligations the Company did not assume. The collateral, held by C.I.T., was scheduled to be returned to the Company on or about July 2000. However, the Company's residual value of the cash collateral and franchise notes pledged to CIT have been reduced due to the application, by CIT, of such collateral to offset certain franchise note forgiveness. The collateral held by Sanwa is the subject of litigation between Sanwa and the Company. The Company maintains that it is entitled to the residual value. However, such litigation makes the Company unable to estimate the date, if any, that any such residual value will be returned to it. Notes are shown net of applicable reserves of $562,000 and $712,000 as of December 31, 1996 and 1995, respectively.


       Notes receivable consist of the following:

                                                        As of December 31,
                                                      1996              1995
                                                      ----             -----
Franchise notes held by the Company,
    - includes franchise inventory notes and
    franchisee fixed asset notes at interest rates
    ranging from 9.5% to 12%                         $17,938          $10,866

Sanwa notes - net residual on franchise notes held
    as collateral which, in the Company's opinion,
    are to be returned by Sanwa                        1,325            1,325

C.I.T. notes to be returned to the Company -
    accumulating  interest at 9.50%,
                                                         325              395

Other notes receivable                                     -               34
                                                     -------          -------

                                                      19,588           12,620

    Less current portion                              (3,499)          (3,326)
                                                     -------          -------
                                                     $16,089          $ 9,294
                                                     =======          =======

NOTE 6  -      PROPERTY AND EQUIPMENT:

               Property and equipment consist of the following:

                                            As of                Estimated
                                          December 31,             Useful
                                       1996          1995          Lives
                                       ----          ----          -----
Furniture and fixtures                $ 1,383      $ 1,602         7 years

Machinery and equipment                 8,889        4,806         5 years - 7 years

Leasehold improvements                  3,234        3,397        10 years*
                                     --------      -------

                                       13,506        9,805

  Less accumulated depreciation        (2,688)      (1,990)
                                     --------      -------

                                      $10,818      $ 7,815
                                     ========      =======


*Useful lives of leasehold improvements are the lesser of the asset's useful life or the term of the lease.

NOTE 6  -      PROPERTY AND EQUIPMENT: (Continued)

       Effective for the calendar year ended December 31, 1996, the Company adopted SFAS 121 "Accounting Standards 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires that long-lived assets and certain identifiable intangibles, to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The operating losses of Insight since its startup in 1995 were indicators of potential impairment of the long-lived assets related to Insight. During the latter half of 1996, the Company began an intensive review of its Insight operations and has implemented several cost-saving procedures related to such operations although losses are anticipated in 1997. Because of the relatively short time period in which Insight division has been in operation, the Company's estimate of future cash flows believes an impairment of longlived assets related to Insight has not occurred.

NOTE 7  -     OTHER ASSETS:

       Other assets consist of the following components:

                                                                   As of
                                                                December 31,
                                                             1996         1995
                                                            -----         -----

             Deposits and escrows                            $ 456        $ 238
             Patient records, net                              245          382
             Unamortized covenant not to compete                28           70
             Unamortized capitalized debt closing
               costs                                            58           84
             Unamortized deferred lease costs                   99          121
             Unamortized goodwill                              594          654
             Restricted cash                                    50          335
             Other                                             993          295
                                                            ------       ------

                                                            $2,523       $2,179
                                                            ======       ======


NOTE 8  -     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

       Accounts payable and accrued liabilities consist of the following:

                                                            1996           1995
                                                           ------         -----


               Accounts payable                            $6,742        $4,923
               Accrued rent                                   408           545
               Accrued payroll and fringe benefits            417           345
               Other accrued expenses                         700         1,011
                                                           ------       -------

                                                           $8,267        $6,824
                                                           ======        ======

NOTE 9 - DEBT:

       Principal payments due on the Company's notes payable, as of December 31, 1996, are as follows:

                           Bank      Shareholders
        For the Years      Credit       and        Capital
      Ending December 31, Agreements  Directors    Leases  Other Notes  Amount
      ------------------- ----------  ---------    ------  -----------  ------

           1997             $ 7,015     $2,000    $  954      $1,182    $11,151
           1998                 -          -         994         184      1,078
           1999                 -          -         935          13        948
           2000                 -          -         758          14        772
           2001                 -          -         218          16        234
           Thereafter           -          -          -        1,001     1,.001
                            -------     ------    ------      ------    -------
                            $ 7,015     $2,000    $3,859      $2,310    $15,184
                            =======     ======    ======      ======    =======

       As of December 31, 1996, the Company was the lessee of six excimer lasers and ancillary equipment under capital leases expiring in various years through 2001. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset.

       On April 6, 1994, the Company entered into a Credit Agreement with the Bank that provided term loans totaling $7,500,000. The loans are divided into two separate parts or Tranches. Tranche A is for $5,000,000 and is being amortized over five years with equal monthly payments of principal. Interest is fixed at 8.07% per annum on the outstanding balance. Tranche B is for $2,500,000 and is being amortized over 5 years with equal monthly payments of principal. Interest is calculated on the outstanding balance at 3/4 of one percent over the prime rate (approximately 8 1/2% at December 31, 1996) then in effect from time to time. The Company anticipates non-compliance during the next twelve-month period, with certain of its existing covenants as contained in the Credit Agreement with the Bank and has classified, as a current liability, the long-term portion of its debt to the Bank. As of December 31, 1996 the outstanding principal balances of Tranche A and Tranche B are $2,333,344 and $1,166,656 respectively.


       As of December 31, 1996, $2,375,000 was outstanding on a revolving line of credit with the Bank. The maturity date of the line of credit has been extended to May 30, 1997 (see Note 18 - Subsequent Events). The Company is required to pay 1/4 of one percent per annum on any unused portion of the line of credit regardless of whether any actual borrowings occur. Loans outstanding under the line of credit bear interest at the prime rate in effect from time to time.

       In November 1995, the Company entered into a term note of $1,670,000 with the bank. The note is being amortized over 5 years with equal monthly payments of principal. Interest is 7.9% per annum on the outstanding balance.

       The above mentioned financing by the Bank is secured by substantially all of the Company's assets except for approximately franchise $8,500,000 of franchise notes receivable. The financing requires that the Company adhere to certain restrictive covenants, including maintaining a minimum tangible net worth. At December 31, 1996 and December 31, 1995, the Company was not in compliance with certain of its financial covenants; however, the Company secured a waiver of such non-compliance from the Bank.

       In November 1996, the Company borrowed from certain of its principal shareholders and directors, the aggregate sum of $2,000,000 for a term of ninety days and which bears interest at a rate of one percent over the prime interest rate, in effect, from time to time. In February 1997, the maturity date of such loan was extended until May 30, 1997. In addition, as additional consideration for such loans, the Company will, (subject to shareholder approval at the Company's next Annual Meeting of Shareholders) grant to the lenders, options to purchase an aggregate of 200,000 shares of the Company's Common Stock at an exercise price equal to the closing bid price of said Common Stock on November 19, 1996.

       As part of the Benson Transaction, the Company issued a non-negotiable, subordinated convertible debenture (the "Benson Debenture") in the principal amount of $5,900,000 subject to reduction and payable, without interest, on September 15, 2015. The Benson Debenture is subordinated to all existing and future indebtedness, debts and obligations of the Company. The Company had a right of offset against the principal amount of the Benson Debenture in the event the Company did not retain at least 40 of the 98 Benson stores acquired by the Company in the Benson Transaction, which right of offset was equal to $147,000 for each store less than 40 that the Company retained. In December 1995, the Company elected to assume the leases for 32 stores and, consequently, was entitled to reduce the principal amount of the Benson Debenture by the sum of $1,176,000 from $5,900,000 to

$4,724.000. The Benson Debenture is included in long-term debt is recorded at its present value of $969,000 using an imputed internal interest rate of 8.5%. (See Footnote 15 - Shareholders' Equity.)

       The remainder of the purchase price to the Company for the retail optical assets of Pembridge which will be paid pursuant to two notes of $1,050,000 and $200,000 less a $108,000 reduction in principal (see Note 1 - Business Organization), are due in full in 1997. These notes bear interest at one and 1/2 percent over the prime interest rate, with interest being paid monthly.

       Minimum future lease payments under capital leases as of December 31, 1996 are as follows:

                 Year Ended
                December 31,
                ------------
                    1997                                         $1,340
                    1998                                          1,270
                    1999                                          1,053
                    2000                                            767
                    2001                                            219
                                                                -------
                    Total minimum lease payments                  4,649
                      Less: Amount representing interest           (790)
                                                                -------
                    Present value of net minimum lease payment   $3,859
                                                                 ======

       Net book value of assets held under capital leases included in property and equipment amounted to $3,898,000 and $2,874,000 (net of accumulated depreciation of $729,000 and $49,000) for the years ended December 31, 1996 and 1995, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

       The Company is, from time to time, a party to litigation arising in the ordinary course of its business. In the opinion of management, there are no significant claims outstanding that are likely to have a material adverse effect upon the consolidated financial statements of the Company.

       The Company leases locations for the majority of both its operated and franchised stores. Minimum future rental payments as of December 31, 1996 for Company operated stores and stores subleased to franchisees, for five years and thereafter, in the aggregate, are approximately:

              For the
            Periods Ending              Total             Sublease       Net
             December 31,               Amount            Rentals       Rentals
             ------------               ------            --------      -------

             1997                      $ 9,345             $ 6,837      $ 2,508
             1998                        8,513               6,135        2,378
             1999                        7,720               5,468        2,252
             2000                        6,326               4,458        1,868
             2001                        4,973               3,297        1,676
             Thereafter                 11,291               6,783        4,508
                                       -------             -------      -------

                                       $48,168             $32,978      $15,190


                                       =======             =======      =======

       The Company holds the master lease on substantially all franchised locations and, as part of the franchise agreement, sublets the subject premises to the franchisee. Most master leases are subject to common area charges and additional rent based upon sales volume. As is required by SFAS 13 "Accounting for Leases", the Company amortizes its rent expense on a straight-line basis over the life of the related lease. Rent expense was $5,185,000, $3,810,000 and $3,853,000, net of sublease rentals of approximately $9,279,000, $8,052,000 and $7,569,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Such rent expense includes additional rent expense, based upon sales volume of $108,000, $117,000, and $125,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

       The Company is a guarantor of indebtedness of a loan by a franchisee to a third party lender in the principal amount of $425,000.

NOTE 11  - CONCENTRATION OF RISK:

       The Company operates retail optical stores in North America, predominantly in the United States. Profitability of the Company and collectibility of all receivables from franchisees is contingent upon the financial condition of the industry, as well as the overall economic environment.

       In June 1996, the Company commenced the operations of Insight. For information regarding the risks associated with that business, See Note 6--Property and Equipment and Note 19--Results of Operations and Management Plans.

       In addition, as of December 31, 1996, the Company had deposits in banks that are in excess of the $100,000 of depository insurance provided by the Federal Depository Insurance Corporation.

NOTE 12 - SYSTEMWIDE SALES (UNAUDITED):

       Systemwide sales represent the combined retail sales of Company owned and franchised stores, as well as revenues generated by the Company's health maintenance organization, Vision Care of California.

NOTE 13 - RETAIL  OUTLET  COMPOSITION (UNAUDITED):

       The number of Company-owned and franchised stores was as follows:

                                                     As of December 31,

                                              1996         1995         1994
                                              ----         ----         ----

Company-owned                                   62           71           40
Franchised                                     257          150          141
                                               ---          ---          ---
                                               319          221          181
                                               ===          ===          ===

       The Company has an option, but not an obligation, to reacquire a franchised store upon the occurrence of a default under the applicable Franchise Agreement. The Company reacquired the assets of eight, four and six franchised stores in 1996, 1995 and 1994, respectively. Of these, three of the stores reacquired in 1994 were refranchised in the same year. Losses of approximately $101,000, 98,000 and $74,000 were recognized in 1996, 1995 and 1994 respectively, on these reacquired stores due to the write-off of accounts receivable from the franchisees. In addition, as of December 31, 1996, the Company is managing seven franchised stores on behalf of such franchisees

NOTE 14 - RELATED PARTY TRANSACTIONS:

       Included in indebtedness from related parties are $124,000 and $130,000, in loans to an officer of the Company at December 31, 1996 and 1995, respectively, bearing interest at the prime rate.

       During 1994, a franchise was conveyed to the husband of a shareholder of the Company. A gain of approximately $75,000 and franchise fee income of $20,000 was recognized on this transaction and a non-recourse note receivable, at terms otherwise equivalent to those given to unrelated parties, for approximately $116,000 is included in indebtedness from related parties at December 31, 1995. As part of this conveyance, an agreement was entered into whereby the Company manages this franchise for a fee.

       In 1994, gains on conveyances of Company store assets to franchisees of approximately $384,000 and franchise fee income of $40,000 were recognized on the conveyance of two locations, in separate transactions, to two corporations owned by two officers of SVI and their wives. The Company believes that these conveyance of stores to related parties were at prices that would have been charged to unrelated parties and the gains reported on the conveyance to related parties were not less than would have been achieved upon conveyance to an unrelated party. In addition, included in due from related parties at December 31, 1995 is approximately $225,000 representing the principal balance of a note, at terms equivalent to those given to unrelated parties, related to one of these store conveyances.

       On October 31, 1995, as a condition of the contemplated Offering, the Company agreed to require three franchises previously conveyed to related parties, as mentioned above, to be reconveyed to independent franchisees and the related party franchisees agreed to such reconveyance. During 1996, the Company reconveyed one store, one related party franchisee sold his store and the Company continued to manage another store for an officer of the Company. The franchisee of the Company managed store has agreed to be liable for any cash losses up to their equity in the franchise as of the date of reconveyance.

       In November 1996, certain of the Company's principal shareholders provided short-term financing to the Company (see Note 9 - Debt).

       The Company shares an office building with a retail optical company, both of which are owned by certain of the principal shareholders and directors of the Company. Occupancy costs are appropriately allocated based upon the applicable square footage leased by the respective tenant.

NOTE 15 - SHAREHOLDERS' EQUITY:

       In April 1995, the Company adopted a Stock Incentive Plan (the "Plan") which permits the issuance of options to selected employees of, and consultants to, the Company. The Plan reserves 1,239,241 shares, after giving effect to the 4,506.33:1 stock split, of Common Stock for grant and provides that the term of each award be determined by the Compensation Committee of the Board of Directors (the "Committee") charged with administering the Plan. Under the terms of the Plan, options are non-qualified and are granted at an exercise price determined by the Committee.

       In April, 1995, 851,696 stock options, after giving effect to the 4,506.33:1 stock split, were granted at $6.00 per share, the estimated fair market value of the Company's Common Stock at such date. These options vest at various dates and, in the case of employees, are contingent upon still being in the Company's employ as of the applicable vesting date.

       In November 1995, the Company entered into a written employment agreement with a new employee and an oral agreement with a new director designee whereby the Company had agreed to grant them each options to purchase 10,000 shares (after giving effect to the stock split) at an exercise price equal to the Offering price. In March 1996, the Company elected to terminate the employee and, in accordance with the terms of the employment agreement, such options have expired.

       In December 1995, the Company issued 143,000 stock options under the Plan to certain employees of the Company. These options are exercisable at $7.50 per share, the estimated fair market value of the Company's Common Stock at such date, for a ten year period beginning on January 5, 1997. These options vest one-third in December 1996, one-third in December 1997, and one-third in December 1998. Vesting is contingent upon the employee still being in the employ of the Company at the vesting date.

       In August 1994, Sterling and the former President of the Company entered into a Settlement Agreement whereby the Company provided certain severance payments and benefit reimbursements. In addition, the Company agreed to grant the former executive stock options to purchase such number of shares of Common Stock having a value of $435,000, based upon, and with an exercise price equal to, the Offering price of $7.50, was conditional upon the consummation of the Offering. Such stock options have a five year term and vested immediately upon the consummation of the Offering.

       As of December 31, 1996, no options have been exercised and 10,000 options were canceled.


       At any time prior to the maturity date of the Benson Debenture, the Company may, upon 30 days' prior written notice to Benson, exchange the Benson Debenture for shares of its Common Stock at a ratio equal to the then principal amount of the Benson Debenture, which as of December 31, 1996 was $970,000, divided by the average of the previous 20 days trading price of the Common Stock. In the event that the average trading price of the Common Stock is 350% or greater than the initial public offering price in the Offering for a period in excess of 60 consecutive business days, Benson may, upon 30 days prior written notice to the Company, thereafter convert the Benson Debenture into Common Stock of the Company based upon the above described ratios. In addition, the Benson Debenture affords Benson certain "piggyback" registration rights covering the Common Stock into which the Benson Debenture may be convertible, (see Note 9 - Debt).

Additional Stock Plan Information

       The Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB 25, "Accounting for Stock Issued to Employees" and it related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

       SFAS 123, "Accounting for Stock-Based Compensation", requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 60 months following vesting; stock volatility, 21% in 1996, risk free interest rates, 6% and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the award had been amortized to expense over the vesting period of the awards, the pro forma net income(loss) and earnings (loss) for common shares for the calendar years ended December 31, 1996 and 1995, would have been ($4,947,000) or ($.41) and $1,250,000 or $.13, respectively.




NOTE 16 - 401(K) EMPLOYEE SAVINGS PLANS:

       On December 28, 1994, by unanimous written consent of the Board of

Directors of each of Sterling Vision, Inc., Sterling Vision of California, Inc. and VisionCare of California, each such Company separately approved and adopted, effective January 1, 1995, a 401(k) Employee Savings Plan (the "401(k) Plan") to provide all qualified employees of these entities with retirement benefits. Presently, each Company pays the administrative costs of each such 401(k) Plan, but does not provide any matching contributions to any participants in any of the 401(k) Plans. It is the opinion of management that the 401(k) Plan is in compliance with all ERISA regulations.

NOTE 17 - INDUSTRY SEGMENTS:

       For the calendar year ended December 31, 1996, the Company's operations were classified into two principal industry segments: (i) the retail optical segment whereby the Company owns and operates and franchises a retail chain of optical stores which offer eyecare products and services such as prescription and non-prescription eyeglasses, eyeglass frames, ophthalmic lenses, contact lenses, sunglasses and a broad range of ancillary items; and (ii) the Insight Laser segment whereby the Company owns and operates a laser surgery center and provides access, for a fee, to affiliated ophthalmologists to utilize the Company's excimer lasers so as to offer PRK, a procedure performed with such laser for the correction of certain degrees of myopia. Prior to 1996, the Company's operations were limited to the retail optical segment.

       There were no intersegment sales for the calendar year ended December 31, 1996. No single customer represented more than ten percent of consolidated sales for the calendar year ended December 31, 1996.

                                           December 31, 1996
                                           -----------------

Income (loss) from operations:                 $  4,158
    Retail Optical                               (3,331)
    Insight Laser                                (7,318)
    General and Administrative                 --------

    (Loss) before tax provision,
    as reported in the accompanying
    income statements                          $ (6,491)
                                               ========

    Identifiable assets:
    Retail Optical                             $ 36,392
    Insight Laser                                 4,270
    General corporate assets                      5,607
                                               --------

    Total Assets as reported in the
    accompanying balance sheet                 $ 46,269

                                               ========
    Capital Expenditures:
    Retail Optical                             $  3,467
    Insight Laser                                 1,883
    Corporate                                       257
                                               --------

    Total capital expenditures                 $  5,607
                                               ========

    Depreciation:
    Retail Optical                             $    792
    Insight Laser                                   490
    Corporate                                       173
                                               --------
    Total Depreciation                         $  1,455
                                               ========

       Loss from operations represents net sales less operating expenses and those general and administrative expenses that can be specifically identified as pertaining to each segment, but excluding general and administrative expenses that are general in nature or cannot be specifically attributed to a particular segment. Identifiable assets by segment are those assets that are used in the Company's operations within the particular segment. General corporate assets consist primarily of cash, goodwill and the residual of franchise notes held by CIT and Sanwa.

NOTE 18 - SUBSEQUENT EVENTS:

       On February 19, 1997, the Company entered into a certain Agreement and Plan of Reorganization with the owners (collectively, the "Shareholders") of all of the issued and outstanding capital stock of Singer Specs, Inc. ("Singer"), a Delaware corporation which is the: (i) operator of four retail optical stores;
(ii) the franchisor of an additional, approximately twenty-six other retail optical stores, all of which company operated and franchised stores are located in the States of Pennsylvania, Delaware, New Jersey and Virginia, and a store that will be opened in the U.S. Virgin Islands; and (iii) owner of a commercial building located in Philadelphia, Pennsylvania.

       The Singer Agreement provides for such Shareholders to convey all of said capital stock to the Company, free and clear of any and all claims, liens and/or encumbrances, in exchange for that number of shares of the Company's Common Stock having a market value of $2,510,000, subject to possible adjustment as set fourth therein.

       In addition, the Agreement requires the Company to contribute to the capital of Singer (or lend to Singer) the aggregate sum of $300,000, to be used to pay a portion of Singer's liabilities existing as of the Singer closing, the balance of which liabilities will be assumed by corporations owned by the Shareholders, who will each personally guaranty the repayment of same.

       In addition to the foregoing, the Singer Agreement provides for the following: (i) the requirement that the assets for each of the four retail optical stores currently being operated by Singer be conveyed to corporations owned by one or more of the Shareholders, which entities will, simultaneously with the Singer closing, enter into a Sterling Optical Center Franchise Agreement for each of the same; (ii) that the Company file with the Securities and Exchange Commission a Registration Statement seeking registration of the Common Stock to be issued to the Shareholders; (iii) the pledge, by the Shareholders, of all of their shares of the Company's Common Stock to be issued to them, to secure their obligations under the Agreement; (iv) the Shareholders being restricted from selling a portion of their shares of said Common Stock, all as more particularly set forth in the Agreement; and (v) the requirement that the Company pay to the Shareholders the difference between the market price of its Common Stock (upon which the purchase price was calculated) and the gross selling price of any such shares sold by such Shareholders. The Company intends to account for this transaction as a purchase and the closing is anticipated to occur on or about March 31, 1997.

       On February 26, 1997, the Company entered into Convertible Debentures and Warrants Subscription Agreements with certain investors in connection with the private placement of units consisting of an aggregate of $8,000,000 principal amount of Debentures and an aggregate of 800,000 Warrants), which Warrants entitle the holders thereof to purchase from the Company a maximum number of 1.2 million shares of the Company's Common Stock, par value $.01 per share at a predetermined price per share. The Company used the net proceeds (approximately $7,500,000) of the private placement: (i) to repay a portion of the loans made to it by certain principal shareholders of the Company ($1,000,000 together with interest thereon in the approximate amount of $50,000); (ii) to pay down the Company's revolving line of credit with the Bank ($1,000,000); and (iii) anticipates using the balance for general corporate purposes.

       The Debentures bear no interest and mature on August 25, 1998. They are convertible at a price per share (the "Conversion Price") equal to the lessor of $6.50 or 85% of the average closing bid price of the Common Stock as reported on the Nasdaq National Market System for the 5 trading days immediately preceding the date of conversion; provided, however, that the Company has the right to redeem that portion of the Debentures requested to be converted in the event the Conversion Price is $6.00 or less. In such event, the redemption price will be equal to 115% of the face amount of that portion of the Debentures requested to be converted. The Debentures are convertible subject to the following limitations: 25% of the original principal amount is convertible beginning on the date of issuance provided a registration statement (the "Registration Statement") with respect to the underlying Common Stock is then in effect; 50% of the original principal amount is convertible beginning three months after the date of issuance; 85% of the original principal amount is convertible beginning six months after the date of issuance; and the entire original principal amount is convertible beginning nine months after the date of issuance. Notwithstanding the foregoing, if, at any time, the intra-day bid price of the Common Stock (as reported on the Nasdaq Market System) equals or exceeds $10, the entire principal amount of the Debentures will be convertible at any time thereafter.

At maturity, provided no event of default exists under the Debentures and a Registration Statement covering the underlying Common Stock is then effective, any outstanding Debentures will be converted into shares of Common Stock.

       The Warrants entitle the holders thereof to purchase an aggregate of 800,000 shares of Common Stock at an exercise price per share equal to the lower of $6.50 or the average of the Conversion Price of any Debentures converted, by the holder, prior to the date of exercise. The Warrants are exercisable until February 26, 2000. If a holder of a Warrant exercises a Warrant at any time during the 2 year period after the Registration Statement has been declared effective, then the holder will receive an additional Bonus Warrant which shall entitle the holder to purchase one share of Common Stock for each two Warrants previously exercised. The Bonus Warrants have an exercise price of $7.50 per share and a term of 3 years from the date of grant.

       The Company has agreed to file a Registration Statement no later than April 30, 1997, on behalf of the holders with respect to all of the shares of Common Stock underlying the Debentures, the Warrants and the Bonus Warrants, not to exceed, in any event, an aggregate amount equal to 19.999% of the number of shares of Common Stock issued and outstanding on February 26, 1997; and the Company has agreed to maintain the effectiveness of such Registration Statement until the earlier of: (i) 3 years; and (ii) the date all the shares underlying the Debentures have been sold and the Warrants and the Bonus Warrants have been exercised.

       The Company was required to obtain the consent of the Bank to complete the aforementioned Debenture and Warrant Transaction. As such, the Bank amended and waived certain provisions of the Credit Agreement. On February 26, 1997, the Bank (i) extended the maturity date of the Company's line of credit to May 30, 1997; (ii) required a $1,000,000 pay down of the line of credit; (iii) permanently reduced the line of credit by such amount; (iv) granted waivers, with respect to the Company's anticipated non-compliance with certain financial covenants contained in the Credit Agreement through February 26, 1997; and (v) amended, for the period ended December 31, 1997, certain financial covenants contained in the Credit Agreement.

       The proforma effect on the results of financial operations of the Company had the Company entered into the Convertible Debentures and Warrant Subscription Agreements at the beginning of 1996 is immaterial.

NOTE 19 - RESULTS OF OPERATIONS AND MANAGEMENT PLANS:

       For the calendar ended December 31, 1996 the Company incurred a loss of $6,491,000 which was primarily due to: (i) a loss of $2,312,000 from the operation of the stores acquired in the Benson Transaction; (ii) a loss of $3,330,000 from the operations of Insight; (iii) approximately $400,000 in occupancy and moving costs related to the Company's administrative office relocation; (iv) approximately $475,000 in costs related to operating as a publicly held company; and, (v) and a $466,000 increase in interest expense due to an increase in the Company's debt.

       The Company has taken the following measures which it believes will improve its operations and cash flow in 1997: (i) closed nine Benson stores, some of which were unprofitable or where leases were not renewed; (ii) franchised eleven Benson stores which are now producing royalty income; (iii) eliminated virtually all administrative overhead in connection with Insight;
(iv) reduced overhead at the Company's Insight Laser Center; and, (v) reduced general and administrative expenses, exclusive of Insight, by approximately $1,000,000.

       The Company has formulated a new business strategy for its Insight operation, which the Company believes: (i) should dramatically reduce the Company's losses attributable to Insight; and (ii) is consistent with the Company's plan to become a full-service eyecare company. Accordingly, the Company has developed affiliations with refractive laser surgeons, whereby such surgeons pay the Company a laser access fee to utilize the Company's excimer laser, as well as a fee to utilize the Company's existing Insight Laser Center facility located in New York City. Moreover, the Company plans to place certain of its existing excimer lasers into various ophthamological centers, at little or no risk to the Company, whereby the Company will receive a laser access fee (from such ophthalmologists utilizing such excimer lasers to perform PRK procedures) for each procedure performed with the Company's excimer lasers. Notwithstanding the changes noted above, the Company anticipates that Insight will continue to operate at a loss for the twelve months ended December 31, 1997.



       Although the Company believes that its financial condition will improve for the twelve months ended December 31, 1997, the Company also anticipates that it may not be in compliance with certain of its existing financial covenants as contained in its Credit Agreement with the Bank. In the event of a default, the Bank has the right to accelerate the payment of the then outstanding principal under the Loan Agreement. The Company believes it could meet such demands through either additional borrowings, the sale of franchise notes receivable or additional sales of equity, although there can be no assurance that the Company could effect any of such transactions.

       In February 1997, the Company entered into a Convertible Debentures and Warrants Subscription Agreement which provided net proceeds of approximately $7,500,000 to the Company (See Note 18.) Except for approximately $2,050,000 which was utilized to repay a portion of the company's debt, approximately $5,400,000 will be available to the Company for general corporate purposes.

       In addition, the Company is: (i) currently negotiating with a financial institution to finance its franchise notes receivable; (ii) negotiating with Pembridge to repay its short-term debt in stock rather than cash; (iii) intending to negotiate with the Bank to renew its line of credit; and, (iv) requesting, from certain shareholders and directors, an extension of time to repay its short-term debt. However, there can be no assurance that any such transactions could be effected.

                     STERLING VISION, INC. AND SUBSIDIARIES
                                   SCHEDULE I
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)


      Column A                             Column B        Column C - Additions               Column D             Column E
-------------------------                  ---------       ------------------------          -----------           --------
                                           Balance            (1)            (2)                                    Balance
                                             at           Charged to     Charged to                                    at
                                          beginning       costs and        other                                       end
        Description                       of period        expenses        accounts          Deductions             of period
        -----------                       ---------        --------        --------          ----------             ---------

For the period ended December 31, 1996 -

Allowance for doubtful
  accounts receivable                       $   422            572             -                   437 (a)          $  557
                                            =======                                                                 ======

Reserve for uncollectible
   notes receivable                         $   712              -             -                   150 (a)          $  562
                                            =======                                                ---              ======


For the period ended December 31, 1995 -

Allowance for doubtful
  accounts receivable                       $   356            267             -                   201 (a)          $  422
                                            =======                                                                 ======

Reserve for uncollectible
   notes receivable                          $3,612            584             -                 3,484 (a)          $  712
                                             ======                                                                 ======


For the period ended December 31, 1994 -

Allowance for doubtful
  accounts receivable                       $   406             94             -                   144 (a)          $  356
                                            =======                                                                 =======

Reserve for uncollectible
  notes receivable                          $ 2,437          1,700             -                   525 (a)          $3,612
                                            =======                                                                 ======


(a) These items represent the permanent write-off of the receivable against the reserve.

                     STERLING VISION, INC. AND SUBSIDIARIES
                                   SCHEDULE II

                 COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
                      (In Thousands, Except Per Share Data)

                                                      1996     1995     1994
                                                   -------- --------  ------
PRIMARY EARNINGS (LOSS)

   Net income (loss)                               $(4,490) $   767   $3,278
                                                   =======  =======   ======

   Weighted average number of common
      shares outstanding                            12,341   10,031    9,963

   Incremental shares based on the treasury
     stock method for stock options, using
     the average market price                            0        0       -
                                                   -------  -------   -----

   Weighted average number of common share
     and common share equivalents outstanding       12,341   10,031    9,963
                                                   =======  =======   ======

  Primary earnings (loss) per common share         $  (.36) $   .08   $  .33
                                                   =======  =======   ======

FULLY DILUTED EARNINGS (LOSS)*

   Net income (loss)                               $(4,490) $   767   $3,278
                                                   =======  =======   ======

   Weighted average number of common
      shares outstanding                            12,341   10,031    9,963

   Incremental shares based on the treasury
     stock method for stock options, using
     the average market price                            -       81        -
                                                   -------  -------   ------

   Weighted average number of common share
     and common share equivalents outstanding       12,341   10,112    9,963
                                                   =======  =======   ======

   Fully diluted earnings (loss) per common share  $ ( .36) $   .08   $  .33
                                                   =======  =======   ======


* This calculation is submitted in accordance with Security Exchange Act of 1934 Release No. 9083 although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       Janover Rubinroit, LLC ("Janover Rubinroit") was previously the principal accountant for the Company that audited the Company's financial statements. In connection with the Company's Offering, the Company and its Underwriters agreed that it would be in the best interests of the Company to retain a "big six" accounting firm as the Company's principal accountants, effective for the audit of the Company's financial statements for the fiscal year ended December 31, 1995. Accordingly, the Audit Committee of the Company's Board of Directors, on February 23, 1996, determined to engage Deloitte & Touche LLP ("Deloitte"). On March 4, 1996, Janover Rubinroit's appointment as principal accountant was terminated by the Company and Deloitte was engaged as the Company's principal accountants, although Janover Rubinroit will continue to provide certain tax and advisory services to the Company.

       In connection with the audit for the year ended December 31, 1994, the Janover Rubinroit report contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. For the last two fiscal years ended December 31, 1995 and the subsequent period ended March 4, 1996 there were no disagreements with Janover Rubinroit on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of Janover Rubinroit, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

                                    PART III

       Certain information required by Part III is omitted from this Report in that the Registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

Item 10.  Directors and Executive Officers of the Registrant

       The information required by this Item regarding Directors, Executive Officers, Promoters and Control Persons is set forth in Part I of this Report under the heading "Executive Officers of the Registrant". The additional information required by this Item will be set forth in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 11.  Executive Compensation

       The information required by this Item will be set forth in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference, excluding the Stock Price Performance Graph and the Compensation Committee Report on Executive Compensation.


Item 12. Security Ownership of Certain Beneficial Owners and Management

       The information required by this Item will be set forth in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

       The information required by this Item will be set forth in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, financial Statement Schedules and Reports on Form 8-K

       (a) The following documents are filed as a part of this Report:

1.  Financial Statements.

         Consolidated Balance Sheets as of December 31, 1996 and 1995

         Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

         Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements

2.  Financial Statement Schedules:

         Schedule I - Valuation of Qualifying Accounts

         Schedule II - Computations of Earnings (Loss) per Common Share

       Schedules not listed above have been omitted because they are not applicable, are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3.  Exhibits

                                  EXHIBIT INDEX


Exhibit
Number

3.1 - Amended and Restated Certificate of Incorporation of Sterling Vision, Inc., dated December 18, 1995 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10K/A for the calendar year ended December 31, 1995, File No. 1-14128).

3.2 - Amended and Restated By-Laws of Sterling Vision, Inc., dated December 18, 1995 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10K/A for the calendar year ended December 31, 1995, File No. 1-14128).

4.1 - Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement
         No. 33-98368).

10.1 - Credit Agreement between Sterling Vision, Inc. and Chemical Bank, dated as of April 5, 1994 (the "Credit Agreement") (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement No. 33-98368).

10.2 - Sterling Vision, Inc.'s 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement No. 33-98368).

10.3 - Form of Sterling Vision, Inc.'s Franchise Agreement (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement No. 33-98368).

10.4 - Settlement Agreement between Sterling Vision, Inc. and Neal Polan, dated as of August 31, 1994 (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement No. 33-98368)

10.5 - Lease Agreements between Neptune Technology Leasing Corp. and Sterling Vision, Inc., Sterling Vision of California, Inc. and Sterling Vision, Inc., as successor in interest to CFO (incorporated by reference to Exhibit 10.5 to the Company's Registration
         Statement No. 33-98368).

10.6 - Assignment and Assumption of Equipment Lease by and between Cohen Fashion Optical, Inc. and Sterling Vision, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement No. 33-98368).

10.7   - Form of Purchase Order between Summit Technology, Inc. and
         Sterling Vision, Inc. (incorporated by reference to
         Exhibit 10.7 to the Company's Registration Statement No. 33-98368).

----------------------------------------

   *     Constitutes a management contract or compensatory plan or arrangement

10.8 - Form of Summit Laser Patent License Agreement (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement No. 33-98368).

10.9 - Lease of 10 Peninsula Blvd., Lynbrook, N.Y. (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement No. 33-98368).

10.10 - Underwriters' Warrant Agreement, including form of Warrant (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement No. 33-98368).

10.11 - Referral Agreement between Cohen Fashion Optical, Inc. and Sterling Vision, Inc. (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement No. 33-98368).

10.12 - Robert Greenberg Promissory Notes, dated August 19, 1994, as amended, August 19, 1994, and August 31, 1994, respectively (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement No. 33-98368).

10.13 - Purchase Agreement between Sterling Vision, Inc. and RJL Optical, Inc. and Franchise Agreement related thereto (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement No. 33-98368).

10.14 - Purchase Agreement between Sterling Vision, Inc. and Dani-Marc Optical, Inc. and Franchise Agreement related thereto
         (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement No. 33-98368).

10.15 - Purchase Agreement between Sterling Vision, Inc. and Jeffrey Rubin, and Franchise Agreement and Management Agreement related thereto (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement No. 33-98368).

10.16* - Management Agreement, dated October 31, 1995, between Sterling
         Vision, Inc. and RJL Optical, Inc. (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement
         No. 33-98368).

10.17* - Amended and Restated Management Agreement, dated October 31, 1995, between Sterling Vision, Inc. and Jeffrey Rubin (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement No. 33-98368).

10.18* - Employment Agreement, dated November 27, 1995, between Sterling
         Vision, Inc. and Joseph Silver (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement
         No. 33-98368).

----------------------------------------


   *     Constitutes a management contract or compensatory plan or arrangement

10.19* - Employment Agreement, dated November 18, 1995, between Sterling
         Vision, Inc. and Kevin Cambra (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement
         No. 33-98368).

10.20* - Employment Agreement, dated November 18, 1995, between Sterling
         Vision, Inc. and Sebastian Giordano (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement
         No. 33-98368).

10.21* - Employment Agreement, dated November 27, 1995, between Sterling
         Vision, Inc. and Jerry Darnell (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement
         No. 33-98368).

10.22* - Employment Agreement, dated November 27, 1995, between Sterling
         Vision, Inc. and Robert Greenberg (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement
         No. 33-98368).

10.23* - Legal Fee Retainer Agreement, dated November 27, 1995, between
         Sterling Vision BOS, Inc. and Sterling Vision of California, Inc., and Joseph Silver (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement No. 33-98368).

10.24 - Seventh Amendment to the Credit Agreement between Sterling Vision, Inc. Chemical Bank (incorporated by reference to Exhibit
         10.24 to the Company's Registration Statement No. 33-98368).

10.25 - Waiver, dated as of November 28, 1995, to the Credit Agreement, between Sterling Vision, Inc. and Chemical Bank (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement No. 33-98368).

10.26 - Sixth Amendment, dated as of October 24, 1995, to the Credit Agreement between Sterling Vision, Inc. and Chemical Bank (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement No. 33-98368).

10.27 - Fifth Amendment and Waiver, dated as of September 15, 1995, to the Credit Agreement between Sterling Vision, Inc. and Chemical Bank (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement No. 33-98368).

10.28  - Waiver, dated as of August 8, 1995, to the Credit
         Agreement between Sterling Vision, Inc. and Chemical Bank (incorporated by reference to Exhibit 10.28 to the Company's

         Registration Statement No. 33-98368).

----------------------------------------

   *     Constitutes a management contract or compensatory plan or arrangement

10.29 - Fourth Agreement and Waiver, dated as of April 25, 1995, to the Credit Agreement between Sterling Vision, Inc. and Chemical Bank (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement No. 33-98368).

10.30  - Third Amendment and Waiver, dated as of March 30, 1995, to the Credit Agreement between Sterling Vision, Inc. and Chemical Bank (incorporated by reference to Exhibit 10.30 to the Company's Registration Statement No. 33-98368).

10.31 - Second Amendment and Waiver, dated as of September 30, 1994, to the Credit Agreement between Sterling Vision, Inc. and Chemical Bank (incorporated by reference to Exhibit 10.31 to the Company's Registration Statement No. 33-98368).

10.32 - First Amendment and Waiver, dated as of July 26, 1994, to the Credit Agreement between Sterling Vision, Inc. and Chemical Bank (incorporated by reference to Exhibit 10.32 to the Company's Registration Statement No. 33-98368).

10.33 - Schedule No. 2 to Master Lease Agreement No. 1580, dated as of August 31, 1995, between BLT Leasing Corp. and Sterling Vision, Inc. (incorporated by reference to Exhibit 10.33 to the Company's Registration Statement No. 33-98368).

10.34 - Order (1) Approving Sale of Assets and (2) Granting Related Relief in Re: OCA Acquisition, Inc. Case No. 395-35856-RCM 11 and Benson Optical Co., Inc. Case NO. 395-35857-SAF-11 and Superior Optical Company, Inc. Case No. 395-36572-SAF 11, Jointly Administered under Case No. 395-35856-RCM-11, filed November 6, 1995 in the Bankruptcy Court for the Northern District of Texas, Dallas Division (incorporated by reference to Exhibit 10.34 to the Company's Registration Statement No. 33-98368).

10.35 - Asset Purchase Agreement, dated August 26, 1994, between Pembridge Optical Partners, Inc. and Sterling Vision, Inc. (incorporated by reference to Exhibit 10.35 to the Company's Registration Statement No. 33-98368).

10.36 - Asset Purchase Agreement, dated October 24, 1995, between Sterling Vision BOS, Inc. and Benson Optical Co., Inc., OCA Acquisition, Inc. n/k/a Optical Corporation of America, and Superior Optical Company, Inc. (incorporated by reference to Exhibit 10.36 to the Company's Registration Statement No. 33-98368).


10.37 - Convertible, Callable, Subordinated Debenture Due September 15, 2015, made by Sterling Vision, Inc. and payable to Benson Eyecare Corp. (incorporated by reference to Exhibit 10.37 to the Company's Registration Statement No. 33-98368).

----------------------------------------

   *     Constitutes a management contract or compensatory plan or arrangement

10.38 - Assignment, by Benson Eyecare Corp. to Sterling Vision, Inc., of that certain Security Agreement, dated October 20, 1994, between Benson Eyecare Corp. and OCA Acquisition, Inc., dated September 15, 1995 (incorporated by reference to Exhibit 10.38 to the Company's Registration Statement No. 33-98368).

10.39 - Assignment, dated September 15, 1995, by Benson Eyecare Corporation to Sterling Vision, Inc. of that certain Revolving Credit Note (incorporated by reference to Exhibit 10.39 to the Company's Registration Statement No. 33-98368).

10.40 - Assignment, dated September 15, 1995, by Benson Eyecare Corporation to Sterling Vision, Inc. of that certain Subordinated Promissory Note made by OCA Acquisition Inc. (incorporated by reference to Exhibit 10.40 to the Company's Registration Statement No. 33-98368).

10.41 - Assignment, dated September 15, 1995, by Benson Eyecare Corporation to Sterling Vision, Inc. of Benson Eyecare Corporation's rights, title and interest in certain trade receivables (incorporated by reference to Exhibit 10.41 to the Company's Registration Statement No. 33-98368).

10.42 - Note Purchase Agreement, dated September 15, 1995, between Benson Eyecare Corporation and Sterling Vision, Inc. (incorporated by reference to Exhibit 10.42 to the Company's Registration Statement No. 33-98368).

10.43* - Employment Agreement, dated as of April 1, 1994, between VisionCare of California and Martin J. Shoman, as amended by a Letter Agreement, dated May 12, 1994 (incorporated by reference to Exhibit 10.44 to the Company's Registration Statement
         No. 33-98368).

10.44 - Eighth Amendment and Waiver, dated as of December 19, 1995, to the Credit Agreement, between Sterling Vision, Inc. and Chemical
         Bank (incorporated by reference to Exhibit 10.45 to the Company's Registration Statement No. 33-98368).

10.45 - Tax Agreement, dated as of December 19, 1995, between Sterling Vision, Inc. and the shareholders of Sterling Vision, Inc.

         (incorporated by reference to Exhibit 10.46 to the Company's Registration Statement No. 33-98368).

10.46 - Form of Franchisee Stockholder Agreement to be entered into between Sterling Vision, Inc. and certain of its Franchisees (incorporated by reference to Exhibit 10.47 to the Company's Registration Statement No. 33-98368).

10.47 - Non-Qualified Stock Option Agreement between Sterling Vision, Inc. and Neal Polan (incorporated by reference to Exhibit 10.48 to the Company's Registration Statement No. 33-98368).

----------------------------------------

   *     Constitutes a management contract or compensatory plan or arrangement

10.48* - Stock Purchase Agreement, dated as of December 18, 1995, between
         Sterling Vision, Inc. and Robert Cohen, Alan Cohen, Edward Cohen, Stefanie Cohen Rubin, Allyson Cohen, Jeffrey Cohen, Richard Cohen, Abby Cohen May, Jennifer Cohen, Meryl Cohen a/c/f Gabrielle Cohen and Meryl Cohen a/c/f Jaclyn Cohen (incorporated by reference to Exhibit 10.49 to the Company's Registration Statement No. 33-98368).

10.50 - Stock Purchase Agreement, dated as of December 18, 1995, between Sterling Vision, Inc. and Neal Polan (incorporated by reference to
         Exhibit 10.51 to the Company's Registration Statement No. 33-98368).

10.51 - Multiple Franchise Agreement, dated February 7, 1996, between Leonard Vainio and the Company (incorporated by reference to Exhibit
         10.51 to the Company's Annual Report on Form 10K/A for the calendar year ended December 31, 1995, File No. 1-14128).

10.52 - Sublease, dated November 29, 1995, as amended, between Conopco, Inc. and the Company with respect to the Insight Laser Center to be located at 725 Fifth Avenue, New York, New York (incorporated by reference to
         Exhibit 10.52 to the Company's Annual Report on Form 10K/A for the calendar year ended December 31, 1995, File No. 1-14128).

10.53 - Sublease, dated February 27, 1996, between 1500 Hempstead Tpke., L.L.C. and the Company with respect to the Company's new office facilities to be located at 1500 Hempstead Turnpike, East Meadow, New York (incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10 K/A for the calendar year ended December 31, 1995, File No. 1-14128).

10.54 - Sales Agreement, dated January 31, 1996, between Insight Laser Centers, Inc. and VISX Incorporated, together with the form of VISX Patent and Software License Agreement to be entered into in connection therewith (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10K/A for the calendar year ended December 31, 1995,

         File No. 1-14128).

10.55 - Waiver, dated as of March 25, 1996, to the Credit Agreement between Sterling Vision, Inc. and Chemical Bank (incorporated by reference to
         Exhibit 10.55 to the Company's Annual Report on Form 10K/A for the calendar year ended December 31, 1995, File No. 1-14128).

10.56* - Employment Agreement, dated March 8, 1996, between Sterling Vision,
         Inc. and Mr. Ali Akbar (incorporated by reference to Exhibit 10.56 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No. 1-14128).

10.57 - Employment Agreement, dated March 29, 1996, between Sterling Vision, Inc., Insight Laser Centers, Inc. and Dr. Francis A. L'Esperance, Jr., M.D. (Incorporated by reference to Exhibit 10.57 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No. 1-14128).

----------------------------------------

   *     Constitutes a management contract or compensatory plan or arrangement

10.58 - Laser Access Agreement, dated March 28, 1996, between Insight Laser Centers, Inc. and Nassau Ophthalmic Services, P.C. (incorporated by reference to Exhibit 10.58 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No. 1-14128).

10.59 - Assignment and Assumption of Lease Agreement ("VCA" Company Store Leases"), dated June 7, 1996, between VCA and certain of its affiliates and DKM (incorporated by reference to Exhibit 10.59 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File No. 1-14128).

10.60 - Assignment and Assumption of Lease Agreement ("VCA" Company Store Leases"), as amended by a Letter Agreement, dated June 10, 1996, between VCA and certain of its affiliates and DKM (incorporated by reference by to Exhibit 10.60 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File No. 1-14128).

10.61 - Assignment and Assumption of Lease Agreement ("VCA Franchised Store Leases") as amended by a Letter Agreement, dated July 11, 1996 (incorporated by reference to Exhibit 10.61 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File No. 1-14128).

10.62 - Assignment, dated June 19, 1996, by Bank One Kentucky, N.A. (Assignor") to DKM, all of Assignor's right, title and interest in and to that certain Revolving Credit Loan Agreement and Security Agreement, dated January 10, 1992, between the Assignor and Duling Optical Corporation, et. al. (incorporated by reference to Exhibit 10.62 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File

         No. 1-14128).

10.63 - First Amendment to the Company's 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.63 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File No. 1-14128).

10.64 - Purchase and Sale Agreement, dated September 30, 1996, between Eye Site (Ontario) Ltd. And the Company (incorporated by reference to Exhibit
         10.64 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 , File No. 1-14128).

10.65 - Master Franchise Agreement, dated September 30, 1996, between Eye Site, Inc., and Eye Site (Ontario) Ltd. and the Company (incorporated by reference to Exhibit 10.65 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-14128).

10.66 - Form of Promissory Notes, dated November 29, 1996, between the Company and each of Drs. Edward, Robert and Alan Cohen.

10.67 - Ninth Amendment, dated November 29, 1996, to the Credit Agreement between the Company and Chase Manhattan Bank.

----------------------------------------

   *     Constitutes a management contract or compensatory plan or arrangement

10.68 - Tenth Amendment and Waiver, dated February 26, 1997, to the Credit Agreement between the Company and Chase Manhattan Bank.

10.69 - Form of Convertible Debentures and Warrants Subscription Agreement, dated February 26, 1997 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 5, 1997).

16.1 - Letter, dated March 4, 1996, from Janover Rubinroit LLC, the former independent certified public accountant for the Company (incorporated by reference to Exhibit 16 to the Company's Current Report on Form 8-K dated March 7, 1996).

21     - List of Subsidiaries.

27     - Financial Data Schedule.

----------------------------------------

   *     Constitutes a management contract or compensatory plan or arrangement

         (b)  Reports on Form 8-K.

              1) On March 7, 1996, the Company filed a Report on Form 8-K with respect to a change in its Certifying Accountants.

              2) On May 30, 1996, the Company filed a Report on Form 8-K with respect to the transactions embodied in DKM's Asset Purchase Agreement with Norwest and a series of other arrangements which resulted in DKM's acquisition of substantially all of the retail optical assets of VCA.

              3) On November 29, 1996, the Company filed a Report on Form 8-K with respect to a loan agreement whereby certain principal shareholders of the Company provided short-term financing to the Company. In addition, the Company reported the expiration and termination of an agreement related to Insight and an affiliated ophthalmologist.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  STERLING VISION, INC.

                                  By: /s/ Robert Greenberg
                                     ------------------------
                                  Robert Greenberg
                                  President and Chief Executive Officer

                                  Date: March 28, 1997

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                                                           Title                                      Date
---------                                                           -----                                      ----

/s/ Robert Cohen                                              Chairman of the Board                       March 28, 1997
------------------------------------------------------        of Directors
Robert Cohen


/s/ Alan Cohen                                                Vice-Chairman of the                        March 28, 1997
-----------------------------------------------------         Board of Directors
Alan Cohen


/s/ Robert Greenberg                                          Chief Executive Officer                     March 28, 1997
-----------------------------------------------------         President and Director
Robert Greenberg                                              (Principal Executive Officer)


/s/ Sebastian Giordana                                        Chief Financial Officer,                    March 28, 1997
-----------------------------------------------------         Executive Vice-President Finance
Sebastian Giordano                                            and Treasurer (Principal Financial
                                                              and Accounting Officer)

/s/ Edward Cohen                                              Director                                    March     , 1997
----------------------------------------------------
Edward Cohen

/s/ Joel Gold                                                 Director                                    March     , 1997
----------------------------------------------------
Joel Gold

/s/ Francis L'Esperance, Jr.                                  Director                                    March     , 1997
----------------------------------------------------
Francis L'Esperance, Jr.

/s/ Jay Fabrikant                                             Director                                    March 28, 1997
----------------------------------------------------
Jay Fabrikant