Form 10-Q
period 1997-03-31
STERLING VISION INC
filed 1997-05-15
CIK 1002554

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark one)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997.

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

                                 (516) 390-2100
              (Registrant's telephone number, including area code)


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

      Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes               No
    ---              ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      There were 12,693,282 shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of May 8, 1997.

Item 1.   Financial Statements

                     STERLING VISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                           March 31,  December 31,
                                                             1997        1996
                                                          (Unaudited)
                                                           --------    --------
      A S S E T S
Current assets:
  Cash and cash equivalents                                $  2,410    $    868
  Accounts receivable - net of allowance for
    doubtful accounts of $637 and $557, respectively          8,674       7,911
  Franchise and other notes receivable - current              3,437       3,375
  Inventories                                                 3,438       3,678
  Due from related parties - current                            123         124
  Prepaid expenses and other current assets                     946         883
                                                           --------    --------
      Total current assets                                   19,028      16,839

Property and equipment - net of accumulated depreciation     10,315      10,818

Franchise and other notes receivable - net of allowance
       for doubtful accounts of $562                         16,480      16,089

Other assets                                                  2,461       2,523
                                                           --------    --------

                                                           $ 48,284    $ 46,269
                                                           ========    ========
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                        $  7,633    $  9,151
  Notes Payable - Shareholders and Directors                  1,000       2,000
  Accounts payable and accrued liabilities                    5,482       8,267
  Franchise related obligations - current                     1,075       1,224
  Deferred income taxes payable - current                      --          --
                                                           --------    --------
      Total current liabilities                              15,190      20,642

Long-term debt                                                3,850       4,033
Deferred franchise income                                       228         328
Excess of fair value of assets acquired over cost             1,612       1,709
Commitments and contingencies

Shareholders' equity:


  Preferred stock, $.01 par value per share;
    authorized 5,000,000 shares                                --          --
  Common stock, $.01 par value per share; authorized
    28,000,000 shares; issued 12,387,535                        124         124
Common Stock to be issued - net of costs of issuance
    of $480                                                   7,520        --
Additional paid-in capital                                   24,982      24,982
(Deficit)                                                    (5,222)     (5,549)
                                                           --------    --------
                                                             27,404      19,557
                                                           --------    --------

                                                           $ 48,284    $ 46,269
                                                           ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

                                                        For the Three Months Ended
                                                                  March 31,
                                                               1997      1996
                                                             -------   -------
Systemwide sales                                             $36,658   $30,885
                                                             =======   =======
Revenues:
   Net sales - Company-owned stores                          $ 6,004   $ 7,273
   Franchise royalties                                         2,113     1,830
   Net gains and fees from the conveyance of Company-owned
     assets to franchisees                                       810       534
     Other income                                                547       390
                                                             -------   -------
Total Revenue                                                  9,474    10,027
                                                             -------   -------

Costs and expenses:
    Cost of sales                                              1,621     1,891
    Selling expenses                                           3,849     4,817
    General and administrative expenses                        3,344     2,736
    Interest expense                                             334       320
                                                             -------   -------
Total Costs and Expenses                                       9,148     9,764
                                                             -------   -------

Net income before provision for income taxes                     326       263
Provision for income taxes                                      --         105
                                                             -------   -------
Net income                                                   $   326   $   158
                                                             =======   =======

Weighted average number of common shares and
  common share equivalents outstanding                        13,239    12,381
                                                             =======   =======
Earnings per common shares and common share equivalents      $   .02   $   .01
                                                             =======   =======

The accompanying notes are an integral part of the consolidated financial statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                  For the Three Months Ended
                                                                            March 31,
                                                                  1997                 1996
                                                                  --------------------------
Cash flows from operating activities:

   Net income

   Adjustments to reconcile net income to net                     $   326              $   158
       cash (used in) operating activities:
          Depreciation and amortization                               408                  317
          Allowance for doubtful accounts                              91                   --
          Net gain from the conveyance
             of Company-owned assets
             to franchisees                                          (700)                (465)
          Deferred income taxes payable                                --                   69
          Accrued interest                                             21                   --
          Amortization of fair value of assets acquired over cost     (97)                  --

          Changes in assets and liabilities:
             Accounts receivable                                     (825)                (951)
             Inventories                                              240                   91
             Prepaid expenses and other
               current assets                                         (63)                 (27)
             Other assets                                              21                 (277)
             Accounts payable and accrued liabilities              (2,785)                (988)
             Franchise related obligations                           (149)                  18
             Deferred franchise income                               (100)                  --
                                                                    -------            -------

Net cash (used in) operating activities                              (3,612)             (2,055)
                                                                    -------    -------

Cash flows from investing activities:
   Franchise notes receivable issued                                   (982)      (955)
   Repayment of franchise and other notes receivable                    502        450
   Purchase of property and equipment                                  (205)      (594)
   Conveyance of property and equipment                               1,041        664
                                                                    -------    -------

Net cash provided by (used in) investing activities                   356         (435)
                                                                  -------      -------

                             Continued on next page

The accompanying notes are an integral part of the consolidated financial statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)
                             (Dollars in Thousands)

                                                 For the Three Months Ended
                                                           March 31,
                                                      1997         1996
                                                    --------    --------
Cash flows from financing activities:
   Sale of common stock and other
       capital contributions                           7,520         625
   Repayments of term loans                             (498)       (498)
   Borrowings on revolving credit note                  --           225
   Repayment of revolving credit note                 (1,000)       --
   Payments on other debt                             (1,224)        (61)
   Borrowings of other debt                             --
   Distributions to shareholders                        --          --
                                                    --------    --------

Net cash provided by financing activities:             4,798         291
                                                    --------    --------

Net increase (decrease) in cash and
   cash equivalents                                    1,542      (2,199)

Cash and cash equivalents -
   beginning of period                                   868      15,493
                                                    --------    --------

Cash and cash equivalents -
   end of period                                    $  2,410    $ 13,294
                                                    ========    ========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
   Interest                                         $    334    $    314
                                                    ========    ========

   Taxes                                            $     43    $     38
                                                    ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1

      The accompanying Consolidated Condensed Financial Statements of Sterling Vision, Inc. (the "Registrant") and Subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996. There have been no changes in significant accounting policies since December 31, 1996.

NOTE 2

      Income tax provisions are based on estimated annual effective tax rates. The effective income tax rate used for the three months ended March 31, 1997 was approximately 40%.

      A reconciliation between the statutory Federal income tax rate and the effective income tax rate based on continuing operations for the three months ended March 31, 1997 is as follows:

                                                   1997    1996
                                                   ----    ----
      Statutory Federal income tax rate             34%     34%

      State and local income tax rate, net of
         Federal income tax benefit                  6       6

      Reduction in tax rate due to net operating
        loss carry forward                         (40)    --
                                                   ===     ===

      Effective income tax rate                      0%     40%
                                                   ===     ===

NOTE 3

      As part of the initial public offering (the "Offering") of its common stock, par value $.01 per share (the "Common Stock") in December 1995, the Registrant granted the underwriters (the "Underwriters") a 30-day option to purchase up to an aggregate of 330,000 additional shares of Common Stock, on the terms and conditions set forth in the Company's Prospectus, dated December 20, 1995, to cover over-allotments, if any. In January 1996, the Registrant issued to the Underwriters an additional 100,000 shares of its Common Stock at $7.50 per share pursuant to such over-allotment option. Proceeds, net of commissions and expenses totaling approximately $125,000, were approximately $625,000.

      During the calendar year ended December 31, 1996, the Registrant issued 80,040 shares of its Common Stock to certain of the franchisees of those franchised stores in existence on the date of the consummation of the Offering, in consideration of their future performance of, and compliance with, the terms of their respective Franchise Agreements. The fair value of such shares is being amortized over the vesting period of three years.

NOTE 4

      On February 26, 1997, the Company entered into Convertible Debentures and Warrants Subscription Agreements with certain investors in connection with the private placement (the "Private Placement") of units consisting of an aggregate of $8,000,000 principal amount of Convertible Debentures (collectively, the "Debentures") and an aggregate of 800,000 warrants (collectively, the "Warrants"), each Warrant entitling the holder thereof to purchase one share of Common Stock at a price to be determined in accordance with a specified formula and, for each two Warrants exercised within a specified period of time, an additional warrant (collectively, the "Bonus Warrants") to purchase one additional share of the Common Stock at a price of $7.50 per share. The Company used the net proceeds (approximately $7,500,000) of the Private Placement to: (i) repay a portion of the loans made to it by certain principal shareholders of the Company ($1,000,000, together with interest thereon, in the approximate amount of $50,000); and (ii) pay down the Company's revolving line of credit ($1,000,000) with The Chase Manhattan Bank (the "Bank").

      The Debentures bear no interest and mature on August 25, 1998. They are convertible at a price per share (the "Conversion Price") equal to the lesser of $6.50 or 85% of the average closing bid price of the Common Stock as reported on the Nasdaq National Market System ("Nasdaq") for the 5 trading days immediately preceding the date of conversion; provided, however, that the Company has the right to redeem that portion of the Debentures requested to be converted in the event the Conversion Price is $6.00 or less. In such event, the redemption price will be equal to 115% of the face amount of that portion of the Debentures requested to be converted. The Debentures are convertible subject to the following limitations: 25% of the original principal amount is convertible beginning on the date of issuance provided a registration statement, pursuant to which the underlying shares of Common Stock will be registered under the

Securities Act of 1933, as amended (the "Act"), is then in effect; 50% of the original principal amount is convertible beginning three months after the date of issuance; 75% of the original principal amount is convertible beginning six months after the date of issuance; and the entire original principal amount is convertible beginning nine months after the date of issuance. Notwithstanding the foregoing, if, at any time, the intra-day bid price of the Common Stock (as reported on Nasdaq) equals or exceeds $10, the entire principal amount of the Debentures will be convertible at any time thereafter.

      In addition to the foregoing, the Debentures provide for the automatic conversion of any Debentures not previously converted as of the maturity date, provided that, as of such date: (i) the Company's registration statement with respect to the underlying shares continues to be effective; and (ii) no Event of Default exists under the Debentures. In the event that the Company does not have a registration statement with respect to the underlying shares or an Event of Default exists under the Debentures, the holders of the Debentures would be entitled to a cash payment, (in lieu of shares of the Company's Common
Stock) in an amount equal to the aggregate principal of those Debentures not previously converted. The Debentures are classified on the Company's Consolidated Condensed Balance Sheet as Common Stock to be issued, net of costs of issuance of approximately $480,000, because the Company believes the likelihood that the Debentures will not be converted to Common Stock is remote.

      The Warrants entitle the holders thereof to purchase an aggregate of 800,000 shares of Common Stock at an exercise price per share equal to the lower of $6.50 or the average of the Conversion Price of any Debentures converted, by the holder, prior to the date of exercise. The Warrants are exercisable until February 26, 2000. If a holder of a Warrant exercises a Warrant at any time during the 2 year period following the effectiveness of the registration statement, such holder will receive, for each two Warrants exercised within such time, an additional Bonus Warrant entitling the holder thereof to purchase one additional share of Common Stock at an exercise price of $7.50 per share, which Bonus Warrants have a term of 3 years from the date of grant.

      The Company has filed a registration statement on behalf of the holders of the Debentures with respect to all of the shares of Common Stock underlying the Debentures, the Warrants and the Bonus Warrants, not to exceed, in any event, an aggregate amount equal to 19.999% of the number of shares of Common Stock issued and outstanding on February 26, 1997; and the Company has agreed to maintain the effectiveness of such registration statement until the earlier of: (i) 3 years; and (ii) the date all of the shares underlying the Debentures have been sold and the Warrants and the Bonus Warrants have been exercised.

      The Company was required to obtain the consent of the Bank to complete the Private Placement and, in connection therewith, the Bank, on February 26, 1997, amended the Company's Term Loan and Revolving Credit Agreement, dated April 5, 1994, as amended, (the "Credit Agreement") by: (i) extending the maturity date of the Company's line of credit to May 30, 1997; (ii) requiring a $1,000,000 pay down of the line of credit; (iii) permanently reducing the line of credit by such amount; (iv) granting waivers with respect to the Company's anticipated non-compliance with certain financial covenants contained in the Credit

Agreement through February 26, 1997; and (v) amending, for the period ending December 31, 1997, certain financial covenants contained in the Credit Agreement.

NOTE 5

      On April 1, 1997, the Company acquired all of the issued and outstanding shares of the capital stock of Singer Specs, Inc. ("Singer"), a Delaware corporation, pursuant to the terms of a certain Agreement and Plan of Reorganization, dated February 19, 1997 (the "Singer Agreement"), between the Company and the owners (collectively, the "Shareholders") of all of the capital stock of Singer. As of the closing, Singer was the: (i) operator of four retail optical stores (collectively, the "Company Stores"); (ii) franchisor of an additional, approximately 27 other retail optical stores, all of which company operated and franchised stores are located in the States of Pennsylvania, Delaware, New Jersey and Virginia, and a store that will be opened in the U.S. Virgin Islands; and (iii) owner of a commercial building located in Philadelphia, Pennsylvania.

      The Singer Agreement provided for such Shareholders to convey all of said capital stock to the Company, free and clear of any and all claims, liens and/or encumbrances, in exchange for 305,747 shares of the Company's Common Stock.

      In addition, pursuant to the Singer Agreement, the Company, immediately after the closing, lent to the shareholders of Singer the aggregate sum of $300,000, which was used to repay a portion of Singer's liabilities existing as of the closing date (April 1, 1997), the balance of which liabilities were assumed by corporations owned by the Shareholders, who each personally guaranteed the repayment of same.

      The Singer Agreement provides: (i) that the assets of each of the Company Stores be conveyed to corporations owned by one or more of the Shareholders, which entities, simultaneously with the closing, each entered into a Sterling Optical Center Franchise Agreement; (ii) that the Company file, with the Securities and Exchange Commission ("SEC"), a registration statement seeking registration of the Common Stock issued to the Shareholders, as discussed below;
(iii) the pledge, by the Shareholders, of all of their shares of the Common Stock, to secure their obligations under the Singer Agreement; (iv) the Shareholders being restricted from selling a portion of their shares of said Common Stock, all as more particularly set forth in the Singer Agreement; and
(v) the requirement that the Company, under certain circumstances, pay to the Shareholders the difference between the market price of its Common Stock (upon which the purchase price was calculated) and the selling price (net of 50% of commissions) of any such shares sold by such Shareholders. This transaction, which is not reflected on the Company's Consolidated Condensed Financial Statements as of March 31, 1997, will be accounted for as a purchase, effective April 1, 1997, in accordance with Accounting Principle Board Pronouncements ("APB") 16 and 17, with allocations made based upon the estimated, fair market value of the assets acquired.


      The Company was required to obtain the consent of the Bank to complete the aforesaid transactions and, in connection therewith, the Bank, on April 1, 1997, amended the Credit Agreement by: (i) extending the maturity date of the line of credit to November 15, 1998; (ii) requiring that such line of credit be further reduced by the sum of $75,000 per month, commencing April 15, 1997 and continuing until the maturity date; and (iii) granting a waiver, permitting the Company to purchase all of the issued and outstanding capital stock of Singer.

      On April 21, 1997, the Company entered in a Note Amendment and Conversion Agreement (the "BEC Agreement") with BEC Group, Inc. ("BEC"), the holder of two promissory notes (each having a term of 25 months and in the original principal amount of $1,050,000 and $200,000, respectively) issued by the Company in connection with its acquisition (the "Pembridge Transaction"), on August 26, 1994, from Pembridge Optical Partners, Inc., of the assets of eight retail optical stores. Pursuant to the BEC Agreement: (i) the Company is afforded the right to prepay the principal balance of (but not accrued interest on) each of said promissory notes in registered shares of its Common Stock; and (ii) the Company, in certain circumstances, may be required to pay to BEC the difference between market price of its Common Stock (upon which the number of shares to be used to BEC was calculated) and the selling price of any such shares sold by BEC.

      On May 9, 1997, the Company filed, with the SEC, a registration statement on Form S-3 seeking registration, under the Act, of an aggregate of 3,213,464 shares of its Common Stock, as follows: (i) 2,477,506 shares being registered on behalf of the investors in the Private Placement (see Note 4); (ii) 305,747 shares being registered on behalf of the Shareholders, as discussed above; (iii) 152,211 shares being registered on behalf of BEC, as discussed above; and (iv) 278,000 shares being registered on behalf of the holders of certain options granted to the former President of the Company and certain warrants issued to the Underwriters.

NOTE 6

      In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 changes the computational guidelines for earnings per share information. The Company will adopt the provisions of SFAS 128 in its December 31, 1997 consolidated financial statements. SFAS 128 will eliminate the presentation of primary earnings per share and replace it with basic earnings per share. Basic earnings per share differs from primary earnings per share because common stock equivalents are not considered in computing basic earnings per share. Fully diluted earnings per share will be replaced with diluted earnings per share. Diluted earnings per share is similar to fully diluted earnings per share, except in determining the number of dilutive shares outstanding for options and warrants, in that the proceeds that would be received upon the conversion of all dilutive options and warrants, are assumed to be used to repurchase the Company's Common Stock at the average market price of such stock during the period. For fully diluted earnings per share, the higher of the average market price or closing market price is used. If SFAS 128 had been in effect, the Company would have reported basic earnings per share of $.03 and diluted earnings per share of $.02 for the three month period ended March 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


      All statements contained herein which are not historical facts including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations and the operations of Insight Laser Centers, Inc. ("Insight"), and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: competition in the retail optical and managed care industries; the ability of the Company to acquire, at favorable prices, retail optical chains; the uncertainty of the acceptance of Photorefractive Keractectomy ("PRK"); the availability of new and better ophthalmic laser technologies or other technologies that serve the same purpose as PRK; the ability of the Company to finalize favorable affiliation agreements with ophthalmologists offering PRK; cost over-runs; the failure of the Bank to grant waivers under the Credit Agreement and the possible defaults related therefrom; and general business and economic conditions.

Results of Operations

For the Three Months Ended March 31, 1997 compared to March 31, 1996

      Systemwide sales represent combined retail sales generated by Company-owned and franchised stores, as well as revenues generated by VisionCare of California ("VCC"), a wholly-owned subsidiary of the Company licensed by the California Department of Corporations as a specialized health maintenance organization, and Insight. There were 309 and 231 Sterling Stores in operation as of March 31, 1997 and March 31, 1996, respectively, of which 256 and 160, respectively, were franchised. Such stores operate under various tradenames including Sterling Optical, Site for Sore Eyes, IPCO Optical, Benson Optical, Superior Optical, Southern Optical, Nevada Optical, Duling Optical, Monfried Optical and Kindy Optical. Systemwide sales increased by $5,773,000, or 18.7%, to $36,658,000 for the three months ended March 31, 1997, as compared to $30,885,000 for the same period in 1996. On a same store basis (for stores that operated as either a Company-owned or franchised store during the entirety of both of the three month periods ended March 31, 1997 and 1996), systemwide sales decreased by $996,000, or 3.9%, to $24,413,000 for the three months ended March 31, 1997, as compared to $25,409,000 for the same period in 1996. The Company believes that such decrease resulted, in part, from general business conditions. There were 167 stores that operated as either a Company-owned or franchised store during the entirety of both of the three month periods ended March 31, 1997 and 1996.

      Aggregate sales generated from the operation of Company-owned stores decreased by $1,269,000, or 17.5%, to $6,004,000 for the three months ended

March 31, 1997, as compared to $7,273,000 for the same period in 1996. Such decrease was primarily due to the conveyance of the assets of Company-owned stores to franchisees. Historical comparisons of aggregate sales generated by Company-owned stores can become distorted due to the conveyance of Company-owned store assets to franchisees. When Company-owned store assets are conveyed to franchisees, sales generated by such franchised store are no longer reflected in Company-owned store sales; however, the Company receives on-going royalties based upon a percentage of the sales generated by such franchised stores. On a same store basis, aggregate sales generated by Company-owned stores in operation during the entirety of both of the three month periods ended March 31, 1997 and 1996, decreased by $365,000, or 8.7%, to $3,842,000 for the three months ended March 31, 1997, as compared to $4,207,000 for the same period in 1996.

      Aggregate sales generated from the operation of franchised stores increased by $7,042,000, or 29.8%, to $30,654,000 for the three months ended March 31, 1997, as compared to $23,612,000 for the same period in 1996, due primarily to an increase in the number of Company-owned stores conveyed to franchisees, as well as certain franchised stores acquired, on May 30, 1996, from Vision Centers of America, Ltd. ("VCA") and its affiliates (the "VCA Transaction"). On a same store basis, aggregate sales generated by franchised stores in operation during the entirety of both of the three month periods ended March 31, 1997 and 1996, decreased by $632,000, or 3.0%, to $20,570,000 for the three month period ended March 31, 1997, as compared to $21,202,000 for the same period in 1996.

      Aggregate ongoing franchise royalties increased by $283,000, or 15.5%, to $2,113,000 for the three months ended March 31, 1997, as compared to $1,830,000 for the same period in 1996, due primarily to an increase in the number of Company-owned stores conveyed to franchisees and the acquisition of certain franchised stores acquired in the VCA Transaction.

      Net gains on the conveyance of the assets of six Company-owned stores to franchisees increased by $276,000, or 51.2%, to $810,000 for the three months ended March 31, 1997, as compared to net gains on the conveyance of the assets of two Company-owned stores to franchisees, in the aggregate amount of $534,000 for the same period in 1996.

      The Company's gross profit margin decreased by 1 percentage point, to 73%, for the three months ended March 31, 1997, as compared to 74% for the same period in 1996. This decrease resulted primarily from the Company having instituted, in the Fall of 1996, a promotional program in response to certain promotional incentives offered by certain major competitors of the Company. To match such incentives, the Company offered similar types of promotional programs to its customers, which resulted in lower gross profit margins. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in

Company-owned stores, competition and promotional incentives.

      Selling expenses decreased by $968,000, or 20.1%, to $3,849,000 for the three months ended March 31, 1997, as compared to $4,817,000 for the same period in 1996, due primarily to the conveyance of the assets of Company-owned stores to franchisees.

      General and administrative expenses (including interest expense, depreciation and bad debt expense) increased by $622,000, or 20.4%, to $3,678,000 for the three months ended March 31, 1997, as compared to $3,056,000 for the same period in 1996. This increase was due primarily to the following four factors: (i) an increase in administrative costs of approximately $125,000 related to the business of Insight; (ii) approximately $235,000 in administrative costs and legal fees related to the stores acquired in the VCA Transaction; (iii) approximately $70,000 in higher occupancy expenses related in the Company's relocation, in the second quarter of 1996, of its administrative offices; and (iv) approximately $74,000 in costs related to operating as a publicly held company. Interest expense, which is included in general and administrative expenses, increased by $14,000, or 4.4%, to $334,000 for the three months ended March 31, 1997, as compared to $320,000 for the same period in 1996. The Company's provision for doubtful accounts, which is included in general and administrative expenses, increased by $70,600, or 346.1%, to $91,000 for the three months ended March 31, 1997, as compared to $20,400 for the same period in 1996.

      The Company's income before income taxes increased by $63,000, or 24.0%, to $326,000 for the three months ended March 31, 1997, as compared to $263,000 for the same period in 1996. During the second quarter of 1996, the Company consummated the VCA Transaction and, as a result, certain aspects of the Company's operations during the three months ended March 31, 1997 were not comparable to its operations for the same period in 1996. Income from the Company's operations (excluding income applicable to the operation of the stores acquired in the VCA Transaction) decreased by $1,044,000, or 396.9%, to a loss of $781,000 for the three months ended March 31, 1997, as compared to income of $263,000 for the same period in 1996. This decrease was primarily due to the increase in general and administrative expenses (including interest expense, depreciation and bad debt expense), as explained above, (excluding such expenses applicable to the operation of the stores acquired in the VCA Transaction) and a decrease in the net gains on the conveyance of the assets of Company-owned stores to franchisees (excluding such gains applicable to the conveyance of the assets of five Company-owned stores acquired in the VCA Transaction).

Liquidity and Capital Resources

      The Company is a party to the Credit Agreement with the Bank which, as of March 31, 1997, provided for term loans, in the aggregate principal amount of $4,143,285, and a $1,375,000 revolving line of credit.

      The term loans are divided into two separate classes or tranches (collectively, the "Tranches"). Tranche A was in the original principal amount of $5,000,000 and is being amortized over five years with equal monthly payments of principal. Interest is fixed at 8.07% per annum on the outstanding balance and is payable monthly. Tranche B was in the original principal amount of $2,500,000 and is being amortized over five years with equal monthly payments of principal. Interest is calculated on the outstanding balance at 3/4% over the prime rate in effect from time to time and is payable monthly. As of March 31, 1997, the outstanding principal balance of Tranche A was $2,083,342, and the outstanding principal balance of Tranche B was $1,041,655. In addition, on November 30, 1995, the Bank converted an existing demand loan into a term loan to be repaid over the remaining term of the Tranches, with interest payable monthly at a fixed rate of 7.9% per annum. Such loan, in the original amount of $1,670,000, was incurred by the Company to fund the acquisition of substantially all of the assets of Benson Optical Co., Inc., OCA Acquisition Corp. and Superior Optical Company, Inc. ("the Benson Transaction"). As of March 31, 1997, the outstanding principal balance of such loan was $1,018,288.

      In addition to the term loans mentioned above, the Bank initially also provided a $1,000,000 revolving line of credit. The Company is required to pay 1/4% per annum on the unused portion of this line of credit, regardless of whether any actual borrowings occur. On November 30, 1995, the Bank: (i) converted an existing bridge loan, in the principal amount of $1,670,000, into the term loan mentioned above, which will be amortized over the remaining term of the Tranches; (ii) increased the Company's line of credit by an additional $1,500,000, of which $1,375,000 was outstanding as of March 31, 1997; and (iii) extended the maturity date of the line of credit to April 5, 1997. On February 26, 1997, the Bank amended the Credit Agreement (as explained above) which required, in part, a $1,000,000 payment and permanent reduction in the amount of the line of credit, and included an extension of the maturity date of such line of credit to May 30, 1997. Loans outstanding under the line of credit bear interest at the prime rate in effect from time to time.

      Pursuant to the terms of the Credit Agreement, the Company must comply with certain financial covenants relating to: (i) the ratio of total assets to total revenues; (ii) minimum net worth plus subordinated indebtedness; (iii) the ratio of total unsubordinated liabilities to net worth; (iv) its current ratio;
(v) its debt service coverage ratio; (vi) maximum net loss; and (vii) the ratio of funded debt to net operating cash flow, all as such terms are defined in the Credit Agreement. For the three months ended March 31, 1997, the Company did not maintain the required ratios described in (iv), (v) and (vii) above, primarily due to the: (i) net loss, before tax benefit, incurred for the calendar year ended December 31, 1996; (ii) increase in the Company's short-term debt, in the amount of $2,000,000, of amounts borrowed from certain of the Company's principal shareholders (as discussed below) the aggregate outstanding principal balance which, as of March 31, 1997, was $1,000,000; and (iii) classification, as a current liability, of the long-term portion of the Company's debt to the Bank, in the amount of $2,154,501. The Company has requested a waiver from the Bank with respect to such non-compliance with the Credit Agreement; and although the Company anticipates receiving such waiver from the Bank subsequent to the filing of this Form 10-Q, there can be no assurance that the Bank will issue such waiver to the Company. Such default gives the Bank the right to accelerate the payment of the then outstanding balance of the Company's term loans and line of credit. In the event of such acceleration of such term loans and line of credit, the Company, in all likelihood, would not have adequate cash available to repay such loans. In such event, the Company would attempt to meet such needs through either additional borrowings, sale of franchise notes receivable or additional sales of equity, although there can be no assurance that the Company would be successful in obtaining any such additional borrowings, selling any of its franchise notes receivable and/or selling additional equity, or on what terms such transactions could be effected.

      On November 29, 1996, the Company borrowed from each of Drs. Robert Cohen, Alan Cohen and Edward Cohen (collectively, the "Cohen Brothers") the sum of $666,666.66, each of which loans was for a term of ninety (90) days and bears interest at a rate of 1.0% above the Bank's prime rate, in effect, from time to time. As a condition to the Company borrowing such funds, the Bank amended the Credit Agreement to: (i) permit the Company to borrow such funds from the Cohen Brothers; (ii) place additional restrictions on the Company's ability to acquire other retail optical chains without the Bank's approval; (iii) expand the default provisions contained in the Credit Agreement; and (iv) place additional restrictions on the Company's ability to sell its excess franchisee promissory notes. As of March 31, 1997, the aggregate outstanding principal balance of such loans was $1,000,000. The Cohen Brothers orally agreed to extend the maturity date of the balance of such loans to May 30, 1997.

      On February 26, 1997, the Company entered into Convertible Debentures and Warrants Subscription Agreements (see Note 4) with certain investors in connection with the Private Placement. The Company utilized the net proceeds (approximately $7,500,000) of the Private Placement to: (i) repay $1,000,000 of the loans made to it by the Cohen Brothers, as discussed above, together with interest thereon, in the approximate amount of $50,000; and, (ii) pay down the Company's revolving line of credit with the Bank ($1,000,000). In addition, the Company intends to use the balance of such proceeds for general corporate purposes.

       As of March 31, 1997 and December 31, 1996, the Company had $3,838,000 and $(3,803,000), respectively, in working capital, and $2,410,000 and $868,000, respectively, of cash and cash equivalents. As of the date hereof, the Company has ceased the construction of any new Insight Laser Centers, including the one in San Francisco, California (which was anticipated to open during the first quarter of 1997). During the twelve months ending December 31, 1997, the Company anticipates having the following capital requirements: renovating six existing Company-owned stores; the continuing upgrade of the Company's management information system in conjunction with the point-of-sale computer systems being installed in its Company-owned stores, in the aggregate, approximate amount of $250,000; acquiring retail optical stores, subject to the availability of qualified opportunities and which would require the approval of the Bank, in furtherance of the Company's business strategy, in amounts that cannot be projected by the Company at this time, (except for a $300,000 loan which was made by the Company in connection with the Singer Transaction (see Note 5); and opening new retail optical stores in furtherance of the Company's business strategy, also in amounts that cannot be projected by the Company at this time.

      The Company experienced negative cash flow during the three months ended

March 31, 1997 resulting, primarily, from losses attributable to the operations of Insight and a substantial reduction in the Company's accounts payable. By the end of 1996, the following measures were taken by the Company, which management believes will reduce the magnitude of the losses it sustained for the calendar year ended December 31, 1996 and improve the Company's operations and cash flow in 1997: (i) closed or failed to renew the leases for nine of the stores acquired from Benson Optical Co., Inc. in November 1995 (collectively, the "Benson Stores"), some of which were unprofitable; (ii) franchised eleven Benson Stores which are currently producing royalty income; (iii) eliminated virtually all administrative overhead in connection with Insight; (iv) reduced overhead at the Company's Insight Laser Center located in New York City; and (v) reduced general and administrative expenses, exclusive of those incurred by Insight, by approximately $1,000,000.

 Although the Company anticipates a positive cash flow, for 1997, from its retail optical store operations, it nevertheless anticipates that Insight will continue to operate at a loss for the twelve months ending December 31, 1997 and, therefore, the Company believes that such operating cash flow will be insufficient to result in a positive cash flow for the Company for this period. As of the date of the filing of this Form 10-Q, the following additional measures have been taken by the Company, which management believes will improve the Company's operations and cash flow in 1997: (i) completed the Private Placement (see Note 4) which provided net proceeds of approximately $7,500,000 to the Company, of which, approximately $5,400,000 will be available to the Company for general corporate purposes; (ii) entered into an agreement to repay, in the form of registered shares of its Common Stock (in lieu of cash) that portion of its short-term debt incurred in connection with the Pembridge Transaction (see Note 5); (iii) amended the Credit Agreement with the Bank which extended the maturity date of the line of credit and provided for a monthly repayment of such credit line (see Note 5); (iv) hired a new President and Chief Operating Officer, with over thirty years experience in the international eyecare industry; and (v) expanded the Company's managed care department which recently finalized an agreement with the nation's largest provider based network, whereby the Company will be the exclusive optical provider for its 4.6 million member group. The Company anticipates that this agreement and similar types of agreements, which the Company is presently negotiating, should increase sales at both Company-owned and franchised stores. Although the Company believes that its financial condition will improve for the twelve months ending December 31, 1997, the Company also anticipates that it may not be in compliance with certain of its existing financial covenants as contained in its Credit Agreement with the Bank. Consequently, the Company was required, as of December 31, 1996, to reclassify, as a current liability, the long-term portion of its debt to the Bank. In the event of a default, the Bank has the right to accelerate the payment of the then outstanding principal balances of the Company's term loans and line of credit. In any event, the loans due to the Cohen Brothers are due to mature on May 30, 1997. Accordingly, the

Company believes that its current cash resources and cash flow from operations would be sufficient to fund its anticipated capital expenditures in 1997, unless the Bank exercises its right to accelerate the repayment of the aforementioned term loans and line of credit. Further, the Credit Agreement currently restricts the Company's ability to obtain additional financing except in certain circumstances. In the event of such acceleration of such term loans and line of credit, the Company, in all likelihood, would not have adequate cash available to repay such loans; however, the Company, in such event, would attempt to meet such needs through either additional borrowings, the sale of franchise notes receivable or additional sales of equity, although there can be no assurance that the Company would be successful in obtaining any such additional borrowings, selling any of its franchise notes receivable and/or selling additional equity, or on what terms such transactions could be effected. In addition, the Company: (i) is currently negotiating with a financial institution to finance its franchise notes receivable; (ii) is currently negotiating with the Bank to amend certain of its existing financial covenants as contained in the Credit Agreement; and (iii) will request, from the Cohen Brothers, an extension of time to repay the outstanding principal balances of such loans, although there can be no assurance that any of such transactions will be consummated.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings.   Not applicable.

Item 2. Changes in Securities.   Not applicable.

Item 3. Defaults Upon Senior Securities.  Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.  Not applicable.

Item 5. Other Information.  Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

a.) Exhibits

                                  EXHIBIT INDEX

Exhibit
Number
------
10.70                            Eleventh Amendment and Waiver, dated April 1, 1997, to the Credit Agreement between the
                                 Company and Chase Manhattan Bank (incorporated by reference to Exhibit 10.70 to the Company's
                                 Current Report on Form 8-K, dated April 7, 1997).

10.71                            Agreement and Plan of Reorganization, dated February 19, 1997, as amended, among the
                                 Company and Messrs., David, Alan and Sidney Singer (incorporated by reference to Exhibit
                                 10.71 to the Company's Current Report on Form 8-K, dated April 7, 1997).

11                               Computation of Earnings Per Common Share.

27                               Financial Data Schedule.

b.) Reports on Form 8-K

    1) On February 26, 1997, the Company filed a Report on Form 8-K with respect to its Private Placement.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               STERLING VISION, INC.
                                                  (Registrant)

                                               BY:   /s/Sebastian Giordano

                                                     Sebastian Giordano
                                                     Chief Financial Officer,
                                                     Executive Vice President-
                                                     Finance and Treasurer


                                                     Signing on behalf of
                                                     the Registrant as
                                                     its Principal Financial
                                                     Officer.

                                                     Date: May 15, 1997