Form 10-Q
period 1997-06-30
STERLING VISION INC
filed 1997-08-14
CIK 1002554

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q

(Mark one)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

Yes                        No
    ---                       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 13,356,107 shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of August 11, 1997.

Item 1. Financial Statements
----------------------------

                     STERLING VISION, INC. AND SUBSIDIARIES
                     --------------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
                             (Dollars In Thousands)



                                                              June 30,     December 31,
                                                                1997           1996
                                                            (Unaudited)
                                                            -----------    ------------

ASSETS
------

Current Assets:
   Cash and cash equivalents                                $     2,590    $        868
   Accounts receivable - net of allowance for
         doubtful accounts of $559 and $557, respectively         8,084           7,911
   Franchise and other notes receivable - current                 3,092           3,375
   Inventories                                                    3,488           3,678
   Due from related parties - current                               120             124
   Prepaid expenses and other current assets                      1,131             883
                                                            -----------    ------------
         Total Current Assets                                    18,505          16,839

Property and equipment - net of
         accumulated depreciation                                11,205          10,818
Franchise and other notes receivable - net of allowance
         for doubtful accounts of $562                           16,672          16,089

Other assets                                                      5,752           2,523
                                                            -----------    ------------

         Total Assets                                       $    52,134    $     46,269
                                                            ===========    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:
   Current portion of long-term debt                        $     1,998    $      9,151
   Notes payable - Shareholders and Directors                      --             2,000
   Accounts payable and accrued liabilities                       3,800           8,267
   Franchise related obligations - current                          848           1,224

   Deferred income taxes payable - current                         --              --
                                                            -----------    ------------
         Total Current Liabilities                                6,646          20,642

Long term debt                                                   12,961           4,033
Deferred franchise income                                           172             328
Excess of fair value of assets acquired over cost                 1,515           1,709
Commitments and contingencies

Shareholders' Equity:
   Preferred stock, $.01 par value per share;
         authorized 5,000,000 shares                               --              --
   Common stock, $.01 par value per share; authorized
         28,000,000 shares; issued 12,928,092                       129             124
   Common stock to be issued - net of costs of issuance
         of $480                                                  6,520            --
   Additional paid-in capital                                    29,309          24,982
   (Deficit)                                                     (5,118)         (5,549)
                                                            -----------    ------------

         Total Shareholders' Equity                              30,840          19,557
                                                            -----------    ------------

         Total Liabilities and Shareholders' Equity         $    52,134    $     46,269
                                                            ===========    ============

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                     --------------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)
                                   -----------
                  (Dollars In Thousands, Except Per Share Data)

                                               Three Months Ended      Six Months Ended
                                               June 30,   June 30,    June 30,   June 30,
                                                 1997       1996        1997       1996
                                               --------   --------    --------   --------

Systemwide sales                               $ 36,279   $ 32,621    $ 72,937   $ 63,506
                                               ========   ========    ========   ========


Revenues:
   Net sales - Company stores                  $  5,753   $  7,104    $ 11,757   $ 14,377
   Franchise royalties                            2,555      1,930       4,668      3,760
   Net gains and fees from the conveyance of
         Company-owned assets to franchisees         68      1,028         878      1,562
   Other income                                     670        307       1,217        697
                                               --------   --------    --------   --------
Total Revenues                                    9,046     10,369      18,520     20,396
                                               --------   --------    --------   --------

Costs and expenses:
   Cost of sales                                  1,552      1,849       3,173      3,740
   Selling expenses                               3,516      5,058       7,365      9,875
   General and Administrative expenses            3,586      3,424       6,930      6,160
   Interest expense                                 287        283         621        603
                                               --------   --------    --------   --------
Total Costs and Expenses                          8,941     10,614      18,089     20,378
                                               --------   --------    --------   --------


Net income (loss) before provision for
         income taxes                               105       (245)        431         18
Provision (benefit) for income taxes               --          (98)       --            7
                                               --------   --------    --------   --------
Net income (loss)                              $    105   $   (147)   $    431   $     11
                                               ========   ========    ========   ========
Weighted average number of common
         shares outstanding                      13,915     12,294      13,915     12,294
                                               ========   ========    ========   ========

Earnings (loss) per common share                    .01       (.01)        .03          0
                                               ========   ========    ========   ========


The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                     --------------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)
                                   -----------
                             (Dollars In Thousands)

                                                             For the Six Months Ended
                                                                     June 30,
                                                                1997          1996
                                                             ------------------------
Cash flow from operating activities:
   Net income                                                $      431    $       11
   Adjustments to reconcile net income to net
         cash provided by operating activities:
                  Depreciation and amortization                     929           436
                  Allowance for doubtful accounts                   879           110
                  Net gain from the conveyance
                     of Company-owned assets
                     to franchisees                                (757)       (1,371)
                  Deferred income taxes payable                    --             334
                  Accrued interest                                   42          --
                  Amortization of fair value of assets
                     acquired over cost                            (194)         --
                  Changes in assets and liabilities:
                  Accounts receivable                              (115)       (1,853)
                  Inventories                                       190            82
                  Prepaid expenses and other
                     current assets                                (240)         (814)
                  Other assets                                   (1,332)         (380)
                  Accounts payable and accrued liabilities       (4,767)       (1,698)
                  Franchise related obligations                    (376)           78
                  Deferred franchise income                        (156)         --
                                                             ----------    ----------

Net cash (used in) operating activities                      $   (5,466)   $   (5,065)
                                                             ----------    ----------

Cash flows from investing activities:
   Acquisition, net of cash acquired                               --          (4,715)
   Franchise notes receivable issued                             (2,583)       (2,494)
Repayment of franchise notes receivable                           1,411         1,121
   Purchase of property and equipment                              (405)       (1,398)
Conveyance of property and equipment                                690         2,369
                                                             ----------    ----------

Net cash (used in) investing activities                            (887)       (5,117)
                                                             ----------    ----------


Cash flows from financing activities:
   Sale of common stock and other
         capital contributions                                    8,802           625
   Borrowing on revolving credit note                              --             225
   Payments on other debt                                        (9,727)       (1,328)
   Restricted cash related to acquisition                          --          (4,150)
   Borrowings related to acquisition of a
         retail optical chain                                      --           4,311
   Borrowings under franchise notes
         receivable Loan Agreement                               10,000          --
   Repayment of revolving credit note                            (1,000)         --
                                                             ----------    ----------

Net cash provided by (used in) financing activities               8,075          (317)
                                                             ----------    ----------
Net increase (decrease) in cash and cash equivalents              1,722       (10,499)
Cash and cash equivalents - beginning of year                       868        15,493
                                                             ----------    ----------
Cash and cash equivalents - end of period                    $    2,590    $    4,994
                                                             ==========    ==========
Supplemental disclosure of cash flow information:

Cash paid during the period for:
   Interest                                                  $      579    $      603
                                                             ==========    ==========
   Taxes                                                     $       47    $      423
                                                             ==========    ==========
   Acquisition, net of cash acquired:
         Working capital, other than cash                          (231)        1,324
         Property, plant and equipment                              600           600
         Other assets                                              --           2,791
         Goodwill                                                 2,141          --
         Less: Common Stock issued                               (2,510)         --
                                                             ----------    ----------
         Acquisition, net of cash acquired                   $        0    $    4,715
                                                             ==========    ==========

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                     --------------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)
                                   -----------

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

NOTE 2

         Income tax provisions are based on estimated annual effective tax rates. The effective income tax rate (before a reduction due to a net operating loss carryforward) used for the six months ended June 30, 1997 was approximately 40%.

         A reconciliation between the statutory Federal income tax rate and the effective income tax rate based on continuing operations for the six months ended June 30, 1997 is as follows:

                                                           1997    1996
                                                           ----    ----
         Statutory Federal income tax rate                  34%     34%

         State and local income tax rate, net of
            Federal income tax benefit                       6       6

         Reduction in tax rate due to net operating
            loss carryforward                              (40)    --
                                                           ===     ===

         Effective income tax rate                           0%     40%
                                                           ===     ===

NOTE 3


         During the calendar year ended December 31, 1996, the Registrant issued 80,040 shares of its Common Stock to certain of the franchisees of those franchised stores in existence on the date of the consummation of the Company's inital public offering (the "Offering"), in consideration of their future performance of, and compliance with, the terms of their respective Franchise Agreements. The fair value of such shares is being amortized over the vesting period of three years.

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

         In addition to the foregoing, the Debentures provide for the automatic conversion of any Debentures not previously converted as of the maturity date, provided that, as of such date: (i) the Company's registration statement with respect to the underlying shares continues to be effective; and (ii) no Event of Default exists under the Debentures. In the event that the Company does not have a registration statement with respect to the underlying shares or an event of default exists under the Debentures, the holders of the Debentures would be entitled to a cash payment, (in lieu of shares of the Company's Common Stock) in an amount equal to the aggregate principal of those Debentures not previously converted. The Debentures are classified on the Company's Consolidated Condensed Balance Sheet as Common Stock to be issued, net of costs of issuance of approximately $500,000, because the Company believes the likelihood that the Debentures will not be converted to Common Stock is remote (see Note 8).

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

         The Company has filed, and the U.S. Securities and Exchange Commission (the "SEC") has declared effective, a registration statement on behalf of the holders of the Debentures with respect to all of the shares of Common Stock underlying the Debentures, the Warrants and the Bonus Warrants, not to exceed, in any event, an aggregate amount equal to 19.999% of the number of shares of Common Stock issued and outstanding on February 26, 1997; and the Company has agreed to maintain the effectiveness of such registration statement until the earlier of: (i) 3 years; and (ii) the date all of the shares underlying the Debentures have been sold and the Warrants and the Bonus Warrants have been exercised.

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

NOTE 5

         On April 1, 1997, the Company acquired all of the issued and outstanding shares of the capital stock of Singer Specs, Inc., a Delaware corporation, and certain of its wholly-owned subsidiaries (collectively, "Singer"), pursuant to the terms of a certain Agreement and Plan of Reorganization, dated February 19, 1997 (the "Singer Agreement"), between the Company and the owners (collectively, the "Shareholders") of all of such capital stock of Singer Specs, Inc. As of the closing, Singer was the: (i) operator of four retail optical stores (collectively, the "Company Stores"); (ii) franchisor of an additional, approximately 27 other retail optical stores, all of which company operated and franchised stores are located in the States of Pennsylvania, Delaware, New Jersey and Virginia, and a store that opened in the U.S. Virgin Islands in July 1997; and (iii) owner of a commercial building located in Philadelphia, Pennsylvania (collectively, the "Singer Transaction").

         The Singer Agreement provided for the Shareholders to convey all of said capital stock to the Company, free and clear of any and all claims, liens and/or encumbrances, in exchange for 305,747 shares of the Company's Common Stock.

         In addition, pursuant to the Singer Agreement, the Company, immediately after the closing, lent to Singer the aggregate sum of $300,000, which was used to repay a portion of Singer's liabilities existing as of the closing date (April 1, 1997), the balance of which liabilities were assumed by corporations owned by the Shareholders, who each personally guaranteed the repayment of same.

         The Singer Agreement provided: (i) that the assets of each of the Company Stores be conveyed to corporations owned by one or more of the Shareholders, which entities, simultaneously with the closing, each entered into a Sterling Optical Center Franchise Agreement; (ii) that the Company file, with the SEC, a registration statement seeking registration of the Common Stock issued to the Shareholders, as discussed below; (iii) for the pledge, by the Shareholders, of all of their shares of the Common Stock, to secure their obligations under the Singer Agreement; (iv) that the Shareholders being restricted from selling a portion of their shares of said Common Stock, all as more particularly set forth in the Singer Agreement; and (v) the requirement that the Company, under certain circumstances, pay to the Shareholders the difference between the market price of its Common Stock (upon which the purchase price was calculated) and the selling price (net of 50% of commissions) of any such shares sold by the Shareholders (see Note 8). This transaction has been accounted for as a purchase, effective April 1, 1997, in accordance with Accounting Principle Board Pronouncements ("APB") 16 and 17, with allocations made based upon the estimated, fair market value of the assets acquired. Franchise Agreements of approximately $2,100,000 areis being amortized over a period of seven years.


         Effective with its acquisition in April 1997, the operations of Singer included in the results of operations of the Company for the six months ended June 30, 1997, are as follows:

                          Revenue                                         217
                                                                          ===
                          Net income before extraordinary items           190
                                                                          ===
                          Net income                                      190
                                                                          ===
                          Earnings per share                              .01
                                                                          ===

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

         On April 21, 1997, the Company entered in a Note Amendment and Conversion Agreement (the "BEC Agreement") with BEC Group, Inc. ("BEC"), the holder of two promissory notes (each having an original term of 25 months and in the original principal amounts of $1,050,000 and $200,000, respectively) issued by the Company in connection with its acquisition (the "Pembridge Transaction"), on August 26, 1994, from Pembridge Optical Partners, Inc., of the assets of eight retail optical stores. Pursuant to the BEC Agreement: (i) the Company, on June 9, 1997, prepaid the principal balance of (but not accrued interest on) each of said promissory notes in registered shares of its Common Stock; and (ii) the Company, in certain circumstances, will be required to pay to BEC the difference between the market price of its Common Stock (upon which the number of shares issued to BEC was calculated) and the selling price of any such shares sold by BEC (see Note 8).

         On May 9, 1997, the Company filed, with the SEC, a registration statement on Form S-3 seeking registration, under the Act, of an aggregate of 3,213,464 shares of its Common Stock, as follows: (i) 2,477,506 shares being registered on behalf of the investors in the Private Placement (see Note 4);
(ii) 305,747 shares being registered on behalf of the Shareholders, as discussed above; (iii) 152,211 shares being registered on behalf of BEC, as discussed above; and (iv) 278,000 shares being registered on behalf of the holders of certain options granted to the former President of the Company and certain warrants issued to the underwriters of the Offering.

NOTE 6

         On June 30, 1997, the Company entered into a loan agreement (the "Loan

Agreement") with STI Credit Corporation ("STI") that: (i) established, in favor of the Company, a $20,000,000 credit facility to finance a portion of the Company's currently existing and future franchise promissory notes receivable; and, (ii) funded $10,000,000 of such credit facility (less a facility fee equal to two percent of the amount of the loan). 65% of the funded amount is to be repaid by the Company, together with interest payable at the rate of 10.25% per annum, over a term of 60 months, with a final balloon payment at the expiration of the sixty-first month of the term of said loan. The Company granted to STI a first priority, continuing security interest in a substantial portion of its franchise notes and the proceeds related to such notes. A portion of the net proceeds (approximately $6,100,000) of the loan was used to satisfy, pay and discharge, in full, all amounts due by the Company to: (i) the Bank ($5,035,000, together with accrued interest thereon, in the approximate amount of $37,000); and (ii) certain principal shareholders of the Company ($1,000,000, together with accrued interest thereon, in the approximate amount of $9,000). As a result of the foregoing: (i) the Bank's lien upon, and security interest in, substantially all of the Company's assets (previously securing the Bank's various loans to the Company) was discharged; and (ii) restrictions previously imposed upon the Company (pursuant to the Credit Agreement) are no longer applicable.

         Pursuant to the terms of the Loan Agreement, the Company must comply with certain financial covenants relating to its: (i) annual net income; (ii) tangible net worth; (iii) working capital, all as such terms are defined in the Loan Agreement. At June 30, 1997, the Company was in compliance with all of such covenants.

NOTE 7

         In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 changes the computational guidelines for earnings per share information. The Company will adopt the provisions of SFAS 128 in its December 31, 1997 consolidated financial statements. SFAS 128 will eliminate the presentation of primary earnings per share and replace it with basic earnings per share. Basic earnings per share differs from primary earnings per share because common stock equivalents are not considered in computing basic earnings per share. Fully diluted earnings per share will be replaced with diluted earnings per share. Diluted earnings per share is similar to fully diluted earnings per share, except in determining the number of dilutive shares outstanding for options and warrants, in that the proceeds that would be received upon the conversion of all dilutive options and warrants, are assumed to be used to repurchase the Company's Common Stock at the average market price of such stock during the period. For fully diluted earnings per share, the higher of the average market price or closing market price is used. If SFAS 128 had been in effect, basic earnings per share would have approximated primary earnings per share and fully diluted earnings per share for the six month period ended June 30, 1997.

NOTE 8


         On July 2, 1997, the Company entered into a letter agreement with the former Shareholders of Singer Specs, Inc. whereby such Shareholders, in consideration of a loan (the "First Advance") by the Company to the Shareholders, in an amount equal to $400,000 plus the amount required (approximately $105,000) to pay off their debt to a bank holding a first mortgage on the building owned by Singer (and acquired by the Company in connection with the Singer Transaction), agreed that they would not sell or offer to sell, without the prior written consent of the Company, any of their remaining Initial Sale Shares (as defined in the Singer Agreement) for a period of thirty (30) days, expiring July 31, 1997 (the "First Standstill Period").

         The agreement further provides that, upon the expiration of the First Standstill Period, the Company would have the option, which the Company did not exercise, to extend the period of time during which the Shareholders would refrain from selling any of their remaining Initial Sale Shares without the prior, written consent of the Company, for an additional period of three (3) months, expiring October 31, 1997 (the "Second Standstill Period"), in exchange for a "Second Advance" equal to the difference between (i) $820,940 and (ii) the sum of (A) the First Advance and (B) the gross proceeds (less 50% of any commissions payable to broker agents, underwriters, etc.) realized from all sales of the Initial Sale Shares theretofore consummated or in the process of being consummated.

         The First Advance is evidenced by a Note, accruing no interest and providing for the payment of the principal amount thereof, only out of the first proceeds received by any of the Shareholders from their sale of the remaining Initial Sale Shares.

         In July 1997, the Company was required, under the terms of the BEC Agreement (see Note 5), to pay to BEC approximately $67,000, which represented the difference between the market price of its Common Stock (upon which the number of shares issued to BEC, in prepayment of the promissory notes discussed above, was calculated) and the selling price of a portion of such shares issued to BEC.

         In July 1997, the Company was required, under the terms of the Singer Agreement (see Note 5), to pay to the Shareholders approximately $32,000, which represented the difference between the market price of its Common Stock (upon which the purchase price for the capital stock of Singer Specs, Inc. was calculated) and the selling price (net of 50% of commissions) generated from the sale of approximately 20,000 shares by the Shareholders.

         In July 1997, the Company elected, in connection with its Private Placement (see Note 4), to pay to one of its Debenture holders $460,000, which represented the redemption price for the conversion of $400,000 principal amount of Debentures.


NOTE 9

         The Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

         SFAS 123, "Accounting for Stock-Based Compensation", requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted aver assumptions: expected life 60 months following vesting; stock volatility, 20% in 1996, risk free interest rates, 6% and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the award had been amortized to expense over the vesting period of the awards, the pro forma net income (loss) and earnings (loss) for common shares for the three months and six months ended June 30, 1997, would have been ($216,000) or (.02) and $110,000 or .01, respectively.

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

Results of Operations

For the Six Months Ended June 30, 1997 compared to June 30, 1996


         Systemwide sales represent combined retail sales generated by Company-owned and franchised stores, as well as revenues generated by VisionCare of California ("VCC"), a wholly-owned subsidiary of the Company licensed by the California Department of Corporations as a specialized health maintenance organization, and Insight. There were 339 and 317 Sterling Stores in operation as of June 30, 1997 and June 30, 1996, respectively, of which 228 and 242, respectively, were franchised. Such stores operate under various tradenames including Sterling Optical, Site for Sore Eyes, IPCO Optical, Benson Optical, Superior Optical, Southern Optical, Nevada Optical, Duling Optical, Monfried Optical, Kindy Optical and Singer Specs. Systemwide sales increased by $9,431,000, or 14.9%, to $72,937,000 for the six months ended June 30, 1997, as compared to $63,506,000 for the same period in 1996. On a same store basis (for stores that operated as either a Company-owned or franchised store during the entirety of both of the six month periods ended June 30, 1997 and 1996), systemwide sales decreased by $996,000, or 3.9%, to $24,413,000 for the six months ended June 30, 1997, as compared to $25,409,000 for the same period in 1996. The Company believes that such decrease resulted, in part, from general business conditions. There were 186 stores that operated as either a Company-owned or franchised store during the entirety of both of the six month periods ended June 30, 1997 and 1996.

         Aggregate sales generated from the operation of Company-owned stores decreased by $2,620,000, or 18.2%, to $11,757,000 for the six months ended June 30, 1997, as compared to $14,377,000 for the same period in 1996. Such decrease was primarily due to the conveyance of the assets of Company-owned stores to franchisees. Historical comparisons of aggregate sales generated by Company-owned stores can become distorted due to the conveyance of Company-owned store assets to franchisees. When Company-owned store assets are conveyed to franchisees, sales generated by such franchised store are no longer reflected in Company-owned store sales; however, the Company receives on-going royalties based upon a percentage of the sales generated by such franchised stores. On a same store basis, aggregate sales generated by Company-owned stores in operation during the entirety of both of the six month periods ended June 30, 1997 and 1996, decreased by $715,600, or 8.6%, to $7,577,000 for the six months ended June 30, 1997, as compared to $8,292,000 for the same period in 1996.

         Aggregate sales generated from the operation of franchised stores increased by $12,051,000, or 24.5%, to $61,180,000 for the six months ended June 30, 1997, as compared to $49,129,000 for the same period in 1996, due primarily to the acquisition of certain franchised stores on:(i) May 30, 1996, from Vision Centers of America, Ltd. ("VCA") and its affiliates (the "VCA Transaction"); and
(ii) April 1, 1997, in connection with the Singer Transaction. On a same store basis, aggregate sales generated by franchised stores in operation during the entirety of both of the six month periods ended June 30, 1997 and 1996, decreased by $1,636,000, or 3.9%, to $40,907,000 for the six month period ended June 30, 1997, as compared to $42,543,000 for the same period in 1996.


         Aggregate ongoing franchise royalties increased by $908,000, or 24.2%, to $4,668,000 for the six months ended June 30, 1997, as compared to $3,760,000 for the same period in 1996, due primarily to the acquisition of certain franchised stores in connection with the VCA and Singer Transactions.

         Net gains on the conveyance of the assets of seven Company-owned stores to franchisees decreased by $684,000, or 43.8%, to $878,000 for the six months ended June 30, 1997, as compared to net gains on the conveyance of the assets of seven Company-owned stores to franchisees, in the aggregate amount of $1,562,000 for the same period in 1996.

         The Company's gross profit margin decreased by one percentage point, to 73.0, for the six months ended June 30, 1997, as compared to 74% for the same period in 1996. This decrease resulted primarily from the continuation of promotional programs, instituted in the Fall of 1996, in response to certain promotional incentives offered by certain major competitors of the Company. To match such incentives, the Company offered similar types of promotional programs to its customers, which resulted in lower gross profit margins. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competition and promotional incentives.

         Selling expenses decreased by $2,510,000 or 25.4%, to $7,365,000 for the six months ended June 30, 1997, as compared to $9,875,000 for the same period in 1996, due primarily to the conveyance of the assets of Company-owned stores to franchisees.

         General and administrative expenses (including interest expense, depreciation and bad debt expense) increased by $788,000, or 11.7%, to $7,551,000 for the six months ended June 30, 1997, as compared to $6,763,000 for the same period in 1996. This increase was due primarily to the following five factors: (i) approximately $325,000 in administrative costs and legal fees related to the stores acquired in the VCA Transaction; (ii) approximately $140,000 in higher occupancy expenses related to the Company's relocation, in the second quarter of 1996, of its administrative offices; (iii) approximately $100,000 in higher costs related to operating as a publicly-held company; (iv) approximately $85,000 in costs related to stock options granted to certain consultants to the Company; and (v) approximately $113,000 in costs related to compensation paid to the Company's new President and Chief Operating Officer, and consulting fees paid to a company owned by two of the Company's principal shareholders. Interest expense, which is included in general and administrative expenses, increased by $18,000, or 3.0%, to $621,000 for the six months ended June 30, 1997, as compared to $603,000 for the same period in 1996. The Company's provision for doubtful accounts, which is included in general and administrative expenses, decreased by $131,000, or 56.7%, to $100,000 for the six months ended June 30, 1997, as compared to $231,000 for the same period in 1996.

         The Company's income before income taxes increased by $413,000, or 2294.4%, to $431,000 for the six months ended June 30, 1997 as compared to $18,000 for the same period in 1996. During the second quarter of 1996, the Company consummated the VCA Transaction and, as a result, certain aspects of the Company's operations during the six months ended June 30, 1997 were not comparable to its operations for the same period in 1996. Losses from the

Company's operations (excluding income applicable to the operation of the stores acquired in the VCA Transaction) increased by $1,106,000, or 256%, to a loss of $1,538,000 for the six months ended June 30, 1997, as compared to a loss of $432,000 for the same period in 1996. This increase was primarily due to the increase in general and administrative expenses (including interest expense, depreciation and bad debt expense), as explained above, (excluding such expenses applicable to the operation of the stores acquired in the VCA Transaction) and a decrease in the net gains on the conveyance of the assets of Company-owned stores to franchisees (excluding such gains applicable to the conveyance of the assets of five Company-owned stores acquired in the VCA Transaction).

Liquidity and Capital Resources

         On February 26, 1997, the Company entered into Convertible Debentures and Warrants Subscription Agreements (see Note 4) with certain investors in connection with the Private Placement. The Company utilized the net proceeds (approximately $7,500,000) of the Private Placement to: (i) repay $1,000,000 of the loans made to it by certain principal shareholders of the Company, as discussed above, together with interest thereon, in the approximate amount of $50,000; and (ii) pay down the Company's revolving line of credit with the Bank ($1,000,000). The balance of such proceeds were utilized for general corporate purposes.

         On June 30, 1997, the Company entered into a Loan Agreement (see Note
6) with STI to finance a portion of its existing and future franchise promissory notes receivable. The Company utilized a portion of the net proceeds (approximately $6,100,000) of the loan to repay the balance of all outstanding amounts due to: (i) the Bank ($5,035,000, together with interest thereon, in the approximate amount of $37,000); and (ii) certain principal shareholders of the Company ($1,000,000, together with interest thereon, in the approximate amount of $9,000). The Company intends to use the balance of such proceeds for general corporate purposes.

         As of June 30, 1997 and December 31, 1996, the Company had $11,859,000 and $(3,803,000), respectively, in working capital, and $2,590,000 and $868,000, respectively, of cash and cash equivalents. As of the date hereof, the Company has ceased the construction of any new Insight Laser Centers, including the one in San Francisco, California (which was anticipated to open during the first quarter of 1997). During the twelve months ending December 31, 1997, the Company anticipates having the following capital requirements: renovating six existing Company-owned stores; the continuing upgrade of the Company's management information system in conjunction with the point-of-sale computer systems being installed in its Company-owned stores, in the aggregate, approximate amount of $250,000; acquiring retail optical stores, subject to the availability of qualified opportunities in furtherance of the Company's business strategy, in amounts that cannot be projected by the Company at this time, and opening new retail optical stores in furtherance of the Company's business strategy, also in amounts that cannot be projected by the Company at this time.

         The Company experienced negative cash flow from its operations during the six months ended June 30, 1997 resulting, primarily, from losses attributable to the operations of Insight and a substantial reduction in the Company's accounts payable. By the end of 1996, the following measures were taken by the Company, which management believes will reduce the magnitude of the losses it sustained for the calendar year ended December 31, 1996, as well as improve the Company's operations and cash flow in 1997: (i) closed or failed to renew the leases for nine of the stores acquired from Benson Optical Co., Inc. in November 1995 (collectively, the "Benson Stores"), some of which were unprofitable; (ii) franchised eleven Benson Stores which are currently producing royalty income; (iii) eliminated virtually all administrative overhead in connection with Insight; and (iv) reduced overhead at the Company's Insight Laser Center located in New York City. Although the Company anticipates a positive cash flow, for 1997, from its retail optical store operations, it nevertheless anticipates that Insight will continue to operate at a loss for the twelve months ending December 31, 1997 and, therefore, the Company believes that such store operating cash flow will be insufficient to result in a positive cash flow from operations for the Company for this period. However, the Company believes that it can meet its cash requirements through either additional borrowings, financing future franchise notes receivable under the terms of the Loan Agreement, or additional sales of equity, although there can be no assurance that the Company would be successful in obtaining any such additional borrowings, financing future franchise notes receivable and/or selling additional equity, or on what terms such transactions could be effected. In addition, the Company is currently finalizing an agreement with the Bank for a new short-term line of credit which the Bank offered to the Company subsequent to the Company's repayment of all outstanding sums due to the Bank, although there can be no assurance that such transaction will be consummated.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.   Not applicable.
--------------------------

Item 2. Changes in Securities.   Not applicable.
------------------------------

Item 3. Defaults Upon Senior Securities.  Not applicable.
----------------------------------------

Item 4. Submission of Matter to a Vote of Security Holders.
-----------------------------------------------------------

         (a) The second Annual Meeting of Shareholders of the Company was held on June 20, 1997.

         (c)

                  (i) The election of the nominees for three Class II Directors who will serve for a term to expire at the 1998 Annual Meetings of Shareholders or until each of their respective successors shall have been duly elected and qualified was voted on by the shareholders. The three Class II nominees, all of whom were elected, were Robert Cohen, Alan Cohen and Joel Gold. The Inspectors of Election certified the following vote tabulations with respect thereto:


                           Class I Director         For           Withheld
                           ----------------         ---           --------
                           Robert Cohen          10,759,628       281,843
                           Alan Cohen            10,759,628       281,843
                           Joel Gold             10,919,004       122,467

                  (ii) A proposal to approve Amendment No. 2 to the Company's 1995 Stock Incentive Plan was approved by the shareholders. The Inspectors of Election certified the following vote tabulations:

                                                                Broker
                              For      Against    Abstain      Non-Votes
                              ---      -------    -------      ---------
                           7,425,553   393,152     23,450      3,199,316

                  (iii) A proposal to approve Amendment No. 3 to the Company's 1995 Stock Incentive Plan was approved by the shareholders. The Inspectors of Election certified the following vote tabulations:

                                                                Broker

                              For      Against    Abstain      Non-Votes
                              ---      -------    -------      ---------
                             899,250   388,519     23,950      3,199,316

                  (iv) A proposal to approve the granting, to each Drs. Robert, Alan and Edward Cohen, of options to purchase shares of the Company's Common Stock was approved by the shareholders. The Inspectors of Election certified the following vote tabulations:

                                                                Broker
                              For      Against    Abstain      Non-Votes
                              ---      -------    -------      ---------
                           5,453,623   268,576     185,976     3,199,316

                  (v) A proposal to approve the granting, to Jay Fabrikant, of options to purchase shares of the Company's Common Stock was approved by the shareholders. The Inspectors of Election certified the following vote tabulations:

                                                                Broker
                              For      Against    Abstain      Non-Votes
                              ---      -------    -------      ---------
                            7,351,502  466,253     23,400      3,200,316

                  (vi) A proposal to approve the granting to Meadows Management, LLC, a limited liability company owned by Drs. Robert and Alan Cohen, of options to purchase shares of the Company's Common Stock was approved by the shareholders. The Inspectors of Election certified the following vote tabulations:

                                                                Broker
                              For      Against    Abstain      Non-Votes
                              ---      -------    -------      ---------
                            5,442,639  442,936     22,600      3,199,316

                  (vii) A proposal to approve the reappointment of Deloitte & Touche LLP, independent certified public accountants, as the Company's auditors for the calendar year ending December 31, 1997, was approved by the shareholders. The Inspectors of Election certified the following vote tabulations:

                                                                Broker
                              For      Against    Abstain      Non-Votes
                              ---      -------    -------      ---------
                           10,939,171  88,950      13,350        - 0 -


Item 5. Other Information.  Not applicable.
--------------------------

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

a.) Exhibits
    --------

                                  EXHIBIT INDEX

Exhibit
Number

10.72 Loan Agreement, dated June 30, 1997, between the Company and STI Credit Corporation (incorporated by reference to Exhibit 10.72 to the Company's Current Report on Form 8-K, dated June 30, 1997).

10.73 Letter Agreement, dated July 2, 1997, among the Company and Messrs. Sidney, Alan and David Singer.

10.74 Form of Non-Negotiable Judgment Note, dated July 1, 1997, among the Company and Messrs. Sidney, Alan and David Singer.

11       Computation of Earnings Per Common Share.


27       Financial Data Schedule.

b.) Reports on Form 8-K
    -------------------

         1) On June 30, 1997, the Company filed a Report on Form 8-K with respect to the Loan Agreement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    STERLING VISION, INC.
                                    (Registrant)

                                    BY: /s/Sebastian Giordano
                                        ---------------------------
                                        Sebastian Giordano
                                        Chief Financial Officer,
                                        Executive Vice President-
                                        Finance and Treasurer

                                        Signing on behalf of the
                                        Registrant as its Principal
                                        Financial Officer.

                                        Date: August 14, 1997