Form 10-Q
period 1997-09-30
STERLING VISION INC
filed 1997-11-14
CIK 1002554

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q

(Mark one)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

Yes               No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 13,842,406 shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of October 27, 1997.

Item 1.  Financial Statements

                     STERLING VISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars In Thousands)

                                                      September 30, December 31,
                                                          1997         1996
                                                       (Unaudited)
ASSETS

Current Assets:
   Cash and cash equivalents                           $    682    $    868
   Accounts receivable - net of allowance for
         doubtful accounts of $715 and $557,
         respectively                                     7,939       7,911
   Franchise and other notes receivable - current         3,206       3,375
   Inventories                                            3,641       3,678
   Due from related parties - current                       114         124
   Prepaid expenses and other current assets              1,234         883
         Total Current Assets                            16,816      16,839

Property and equipment - net of
         accumulated depreciation

                                                         11,080      10,818
Franchise and other notes receivable - net of
         allowance for doubtful accounts of $562         16,484      16,089
Excess of cost, net of assets acquired                    3,200         594
Restricted cash                                           1,050          50
Other noncurrent assets                                   1,901       1,879


         Total Assets                                  $ 50,531    $ 46,269

                                                       ========    ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

   Current portion of long-term debt                       $  1,998    $  9,151
   Notes payable - Shareholders and Directors                  --         2,000
   Accounts payable and accrued liabilities                   3,754       8,267
   Franchise related obligations - current                      805       1,224
         Total Current Liabilities                            6,557      20,642

Long term debt                                               11,626       4,033
Deferred franchise income                                       168         328
Excess of fair value of assets acquired over cost             1,425       1,709
Commitments and contingencies

Shareholders' Equity:
   Preferred stock, $.01 par value per share;
         authorized 5,000,000 shares                           --          --
   Common stock, $.01 par value per share; authorized
         28,000,000 shares; issued 13,712,585                   137         124
   Common stock to be issued - net of costs of issuance
         of $480                                              2,831        --
   Additional paid-in capital                                33,305      24,982
   (Deficit)                                                 (5,518)     (5,549)

         Total Shareholders' Equity                          30,755      19,557

         Total Liabilities and Shareholders' Equity        $ 50,531    $ 46,269
                                                           ========    ========



The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Dollars In Thousands, Except Per Share Data)




                                                   Three Months Ended           Nine Months Ended
                                                   Sept. 30, Sept. 30,         Sept. 30, Sept. 30,
                                                    1997      1996               1997        1996
Systemwide sales                                  $ 42,013  $ 33,593           $114,950    $ 96,815
                                                  ========  ========           ========    ========


Revenues:

   Net sales - Company stores                     $  6,027  $  7,770           $ 17,784    $ 22,147
   Franchise royalties                               2,263     2,023              6,931       5,783
   Net gains and fees from the conveyance of
         Company-owned assets to franchisees           414       665              1,293       2,227
   Other income                                        840       842              2,056       1,539
Total Revenues                                       9,544    11,300             28,064      31,696

Costs and expenses:
   Cost of sales                                     1,622     1,937              4,796       5,677
   Selling expenses                                  3,831     5,221             11,196      15,096
   General and Administrative expenses               4,189     5,107             11,118      11,267
   Interest expense                                    301       301                923         904
Total Costs and Expenses                             9,943    12,566             28,033      32,944


Net income (loss) before provision for
         income taxes                                 (399)   (1,266)                31      (1,248)
Provision (benefit) for income taxes                  --        (506)              --          (499)
Net income (loss)                                 $   (399) $   (760)          $     31    $   (749)
                                                  ========  ========           ========    ========
Weighted average number of common
         shares outstanding                         13,713    12,325             13,713      12,325
                                                  ========  ========           ========    ========

Earnings (loss) per common share                      (.03)     (.06)               .00        (.06)
                                                  ========  ========           ========    ========




The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                             (Dollars In Thousands)

                                                       For the Nine Months Ended
                                                              September 30,
                                                               1997        1996

Cash flow from operating activities:
   Net income                                              $     31    $   (749)
   Adjustments to reconcile net income to net
         cash provided by operating activities:
                  Depreciation and amortization               1,614         802
                  Allowance for doubtful accounts               625         679
                  Net gain from the conveyance
                     of Company-owned assets
                     to franchisees                          (1,053)     (1,913)
                  Deferred gain on the conveyance of
                     Company stores assets to franchisees                   328
                  Deferred income taxes payable                --          (165)
                  Accrued interest                               63        --
                  Amortization of fair value of assets
                     acquired over cost                        (284)       --
                  Changes in assets and liabilities:
                  Accounts receivable                            30      (2,460)
                  Inventories                                    37         446
                  Prepaid expenses and other
                     current assets                            (343)       (782)
                  Other assets                               (1,506)       (647)
                  Accounts payable and accrued
                    liabilities                              (4,813)     (2,283)
                  Franchise related obligations                (419)        (76)
                  Deferred franchise income                    (160)       --
Net cash (used in) operating activities                    $ (6,178)   $ (6,820)

Cash flows from investing activities:
   Acquisition, net of cash acquired                           --        (4,150)
   Franchise notes receivable issued                         (2,945)     (4,038)
   Repayment of franchise notes receivable                    2,107       1,522
   Purchase of property and equipment                        (1,331)     (3,080)
   Conveyance of property and equipment                       1,127       2,944
Net cash (used in) investing activities                      (1,042)     (6,802)

Cash flows from financing activities:
   Sale of common stock and other
         capital contributions                                7,515         625
   Borrowing on revolving credit note                          --           225

   Payments on other debt                                    (9,481)     (1,651)
   Restricted cash related to acquisition                      --          --
   Borrowings under franchise notes
         receivable Loan Agreement                           10,000        --
   Repayment of revolving credit note                        (1,000)       --

Net cash provided by (used in) financing activities           7,034        (801)
Net increase (decrease) in cash and cash equivalents           (186)    (14,423)
Cash and cash equivalents - beginning of year                   868      15,493
Cash and cash equivalents - end of period                  $    682    $  1,070
                                                           ========    ========
Supplemental disclosure of cash flow information:

Cash paid during the period for:
   Interest                                                $    860    $    945
                                                           ========    ========
   Taxes                                                   $     47    $    566
                                                           ========    ========
   Acquisition, net of cash acquired:
         Working capital, other than cash                      (231)        759
         Property, plant and equipment                          200         600
         Other assets                                          --         2,791
         Goodwill                                             2,541        --
         Less: Common Stock issued                           (2,510)       --
         Acquisition, net of cash acquired                 $      0    $  4,150
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

NOTE 2

      Income tax provisions are based on estimated annual effective tax rates. The effective income tax rate (before a reduction due to a net operating loss carryforward) used for the nine months ended September 30, 1997 was approximately 40%.

      A reconciliation between the statutory Federal income tax rate and the effective income tax rate based on continuing operations for the nine months ended September 30, 1997 is as follows:

                                                          1997        1996
      Statutory Federal income tax rate                    34%         34%

      State and local income tax rate, net of
         Federal income tax benefit                         6           6

      Reduction in tax rate due to net operating
         loss carryforward                                (40)         -
                                                          ===         ==

      Effective income tax rate                             0%         40%
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

NOTE 4

      On February 26, 1997, the Company entered into Convertible Debentures and Warrants Subscription Agreements with certain investors in connection with the private placement (the "Private Placement") of units consisting of an aggregate of $8,000,000 principal amount of Convertible Debentures (collectively, the "Debentures") and an aggregate of 800,000 warrants (collectively, the "Warrants"), each Warrant entitling the holder thereof to purchase one share of the Registrant's Common Stock, par value $.01 per share (the "Common Stock"), at a price to be determined in accordance with a specified formula and, for each two Warrants exercised within a specified period of time, an additional warrant (collectively, the "Bonus Warrants") to purchase one additional share of Common Stock at a price of $7.50 per share. The Company used the net proceeds

(approximately $7,500,000) of the Private Placement to: (i) repay a portion of the loans made to it by certain principal shareholders of the Company ($1,000,000, together with interest thereon, in the approximate amount of $50,000), and (ii) pay down the Company's revolving line of credit ($1,000,000) with the Chase Manhattan Bank (the "Bank").

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

      In addition to the foregoing, the Debentures provide for the automatic conversion of any Debentures not previously converted as of the maturity date, provided that, as of such date: (i) the Company's registration statement with respect to the underlying shares of Common Stock continues to be effective; and
(ii) no Event of Default exists under the Debentures. In the event that the Company does not have a registration statement with respect to the underlying shares or an Event of Default exists under the Debentures, the holders of the Debentures would be entitled to a cash payment, (in lieu of shares of the Company's Common Stock) in an amount equal to the aggregate principal of those Debentures not previously converted. The Debentures are classified on the Company's Consolidated Condensed Balance Sheet as Common Stock to be issued, net of costs of issuance of approximately $500,000, because the Company believes the likelihood that the Debentures will not be converted to Common Stock is remote. As of September 30, 1997, approximately $4,800,000 of the Debentures have been converted to Common Stock.


      In July 1997, the Company elected, in connection with its Private Placement, to pay to one of its Debenture holders $460,000, which represented the redemption price for the conversion of $400,000 principal amount of Debentures.

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

      The Company was required to obtain the consent of the Bank to complete the Private Placement and, in connection therewith, the Bank, on February 26, 1997, amended the Company's Term Loan and Revolving Credit Agreement, dated April 5, 1994, as amended, (the "Credit Agreement" which, as of the date of this Report, has been satisfied in full) by: (i) extending the maturity date of the Company's line of credit to May 30, 1997; (ii) requiring a $1,000,000 pay down of the line of credit; (iii) permanently reducing the line of credit by such amount; (iv) granting waivers with respect to the Company's anticipated non-compliance with certain financial covenants contained in the Credit Agreement through February 26, 1997; and (v) amending, for the period ending December 31, 1997, certain financial covenants contained in the Credit Agreement.

NOTE 5

      On April 1, 1997, the Company acquired all of the issued and outstanding shares of the capital stock of Singer Specs, Inc., a Delaware corporation, and certain of its wholly-owned subsidiaries (collectively, "Singer"), pursuant to the terms of a certain Agreement and Plan of Reorganization, dated February 19, 1997 (the "Singer Agreement"), between the Company and the owners (collectively, the "Shareholders") of all of such capital stock of Singer Specs, Inc. As of the closing, Singer was the: (i) operator of four retail optical stores (collectively, the "Company Stores"); (ii) franchisor of an additional, approximately 27 other retail optical stores, all of which company operated and franchised stores are located in the States of Pennsylvania, Delaware, New Jersey and Virginia, and a store that opened in the U.S. Virgin Islands in July 1997; and (iii) owner of a commercial building (the "Building") located in Philadelphia, Pennsylvania (collectively, the "Singer Transaction").

      The Singer Agreement provided for the Shareholders to convey all of said capital stock to the Company, free and clear of any and all claims, liens and/or encumbrances, in exchange for 305,747 shares of the Company's Common Stock, subject to certain post closing adjustments.

      In addition, pursuant to the Singer Agreement, the Company, immediately after the closing, lent to Singer the aggregate sum of $300,000, which was used to repay a portion of Singer's liabilities existing as of the closing date (April 1, 1997), the balance of which liabilities were assumed by corporations owned by the Shareholders, who each personally guaranteed the repayment of same.

      The Singer Agreement provided: (i) that the assets of each of the Company Stores be conveyed to corporations owned by one or more of the Shareholders, which entities, simultaneously with the closing, each entered into a Sterling Optical Center Franchise Agreement; (ii) for the pledge, by the Shareholders, of all of their shares of the Common Stock, to secure their obligations under the Singer Agreement; (iii) that the Shareholders be restricted from selling a portion of their shares of said Common Stock, all as more particularly set forth in the Singer Agreement; and (iv) for the requirement that the Company, under certain circumstances, pay to the Shareholders the difference between the market price of its Common Stock (upon which the purchase price was calculated) and the selling price (net of 50% of commissions) of any such shares sold by the Shareholders (see Note 8). This transaction has been accounted for as a purchase, effective April 1, 1997, in accordance with Accounting Principle Board Pronouncements ("APB") 16 and 17, with allocations made based upon the estimated, fair market value of the assets acquired. Franchise Agreements are being amortized over a period of ten years.

      On July 2, 1997, the Company entered into a letter agreement with the former Shareholders of Singer whereby such Shareholders, in consideration of a loan by the Company to the Shareholders, agreed that they would delay their sale of their remaining Initial Sale Shares (as defined in the Singer Agreement) for a specified period of time.

      The Company was required, under the terms of the Singer Agreement, to pay to the Shareholders approximately $143,000, which represented the difference between the market price of its Common Stock (upon which the purchase price for the capital stock of Singer was calculated) and the selling price (net of 50% of commissions) generated from the sale of approximately 100,000 shares by the Shareholders.

      The following table reflects the unaudited pro forma combined results of operations of the Company assuming the acquisition of Singer and Vision Centers of America ("VCA"), acquired in May 1996, had taken place on January 1, 1996. However, information is not available to present the operations of VCA prior to its acquisition:

(Dollars in thousands, except per
      common share amounts)

                                                       Nine Months Ended
                                                         September 30,
                                                        1997        1996

Systemwide sales                                     $ 117,530   $ 104,501
                                                     =========   =========
Revenues:
   Net sales - Company stores                        $  17,784   $  22,147
   Franchise royalties                                   7,137       6,398
   Net gains and fees from the conveyance of
      Company-owned assets to franchisees                1,293       2,227
   Other income                                          2,056       1,539
Total Revenues                                          28,270      32,311
Costs and expenses:
   Cost of sales                                         4,796       5,677
   Selling expenses                                     11,196      15,096
   General and Administrative expenses                  11,122      11,293
   Interest expense                                        923         904
Total Costs and Expenses                                28,037      32,970
Net income (loss) before provision for
      income taxes                                         233        (659)
Provision (benefit) for income taxes                      --          (264)
Net income (loss)                                    $     233   $    (395)
                                                     =========   =========
Weighted average number of common
      shares outstanding                                13,713      12,325
                                                     =========   =========

Earnings (loss) per common share                           .02        (.03)
                                                     =========   =========


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


      On April 21, 1997, the Company entered in a Note Amendment and Conversion Agreement (the "BEC Agreement") with BEC Group, Inc. ("BEC"), the holder of two promissory notes (each having an original term of 25 months and in the original principal amounts of $1,050,000 and $200,000, respectively) issued by the Company in connection with its acquisition (the "Pembridge Transaction"), on August 26, 1994, from Pembridge Optical Partners, Inc., of the assets of eight retail optical stores. Pursuant to the BEC Agreement: (i) the Company, on June 9, 1997, prepaid the principal balance of (but not

NOTE 5 (Continued)

accrued interest on) each of said promissory notes in registered shares of its Common Stock; and (ii) the Company, in certain circumstances, will be required to pay to BEC the difference between the market price of its Common Stock (upon which the number of shares issued to BEC was calculated) and the selling price of any such shares sold by BEC.

      The Company is required, under the terms of the BEC Agreement, to pay to BEC approximately $167,000, which represents the difference between the market price of its Common Stock (upon which the number of shares issued to BEC, in prepayment of the promissory notes discussed above, was calculated) and the selling price of a portion of such shares issued to BEC.

      On May 9, 1997, the Company filed, with the SEC, a registration statement on Form S-3 seeking registration, under the Act, of an aggregate of 3,213,464 shares of its Common Stock, as follows: (i) 2,477,506 shares being registered on behalf of the investors in the Private Placement (see Note 4); (ii) 305,747 shares being registered on behalf of the Shareholders; (iii) 152,211 shares being registered on behalf of BEC, as discussed above; and (iv) 278,000 shares being registered on behalf of the holders of certain options granted to the former President of the Company and certain warrants issued to the underwriters of the Offering.

NOTE 6

      On June 30, 1997, the Company entered into a loan agreement (the "Loan Agreement") with STI Credit Corporation ("STI") that: (i) established, in favor of the Company, a $20,000,000 credit facility to finance a portion of the Company's currently existing and future franchise promissory notes receivable; and, (ii) funded $10,000,000, (although $1,000,000 [the "Additional Funds"] of the funded amount was withheld pending disbursement and will be disbursed promptly after the Company's satisfaction of a required collateral ratio - see note 8), of such credit facility (less a facility fee equal to two percent of the amount of the loan). Sixty-five percent (65%) of the funded amount is to be repaid by the Company, over a term of 60 months, with a final balloon payment at the expiration of the sixty-first month of the term of said loan. The Company granted to STI a first priority, continuing security interest in a substantial portion of its franchise notes and the proceeds related to such notes. A portion of the net proceeds (approximately $6,100,000) of the loan was used to satisfy, pay and discharge, in full, all amounts due by the Company to: (i) the Bank ($5,035,000, together with accrued interest thereon, in the approximate amount of $37,000); and (ii) certain principal shareholders of the Company ($1,000,000, together with accrued interest thereon, in the approximate amount of $9,000). As a result of the foregoing: (i) the Bank's lien upon, and security interest in, substantially all of the Company's assets (previously securing the Bank's various loans to the Company) was discharged; and (ii) restrictions previously imposed upon the Company (pursuant to the Credit Agreement) are no longer applicable.

      Pursuant to the terms of the Loan Agreement, the Company must comply with certain financial covenants. At September 30, 1997, the Company was in compliance with all of such covenants and the outstanding principal balance on the STI note was approximately $9,400,000 (see Note 8 below).

NOTE 7

      In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 changes the computational guidelines for earnings per share information. The Company will adopt the provisions of SFAS 128 in its December 31, 1997 consolidated financial statements. SFAS 128 will eliminate the presentation of primary earnings per share and replace it with basic earnings per share. Basic earnings per share differs from primary earnings per share because common stock equivalents are not considered in computing basic earnings per share. Fully diluted earnings per share will be replaced with diluted earnings per share. Diluted earnings per share is similar to fully diluted

NOTE 7 (Continued)

earnings per share, except in determining the number of dilutive shares outstanding for options and warrants, in that the proceeds that would be received upon the conversion of all dilutive options and warrants, are assumed to be used to repurchase the Company's Common Stock at the average market price of such stock during the period. For fully diluted earnings per share, the higher of the average market price or closing market price is used. If SFAS 128 had been in effect, basic earnings per share would have approximated primary earnings per share and fully diluted earnings per share for the nine month period ended September 30, 1997.

NOTE 8

      On August 13, 1997, each of Drs. Robert, Alan and Edward Cohen and Mr. Jay Fabrikant relinquished any and all of their rights to receive options to purchase 66,667, 66,667, 66,667 and 200,000 shares, respectively, of the Company's Common Stock, which was previously approved at the Annual Meeting of Shareholders of the Company held on June 20, 1997.

      On October 9, 1997, STI amended the Loan Agreement and, disbursed a portion of the Additional Funds to the Company.

      On November 6, 1997, the Company entered into a Master Grid Note ("Grid Note") with the Bank that provided the Company with a short-term loan of up to $1,000,000. The maturity date of the Grid Note is February 6, 1998. Interest is calculated on the outstanding balance at 3/4 of one percent over the prime rate (approximately 8 1/2% at November 1, 1997) then in effect from time to time. As of the date of the filing of this Form 10-Q, the outstanding principal balance of the Grid Note was $750,000.

NOTE 9

      The Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the Financial Statements for employee stock arrangements.

      SFAS 123, "Accounting for Stock-Based Compensation", requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of the 1996 calendar year. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the terms of a substantial portion of the options previously awarded by the Company pursuant to its Employee Stock Optical Plan. These models also require subjective assumptions, including future stock price volatility and expected times to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black- Scholes option pricing model with the following weighted aver assumptions: expected life 60 months following vesting; stock volatility, 20% in 1996; risk free interest rates, 6% and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach with forfeitures being recognized as they occur. If the computed fair values of the options (previously awarded by the Company) had been amortized to expense over the vesting period of the options, the pro forma net income (loss) and earnings (loss) for common shares for the three month and nine month periods ended September 30, 1997, would have been ($424,000) or (.03) and ($315,000) or (.02), respectively.

Item  2.   Management's Discussion and Analysis of Financial Condition and
                 Results of Operations

      All statements contained herein which are not historical facts including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations and the operations of Insight Laser Centers, Inc. ("Insight"), as well as any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: competition in the retail optical and managed care industries; the ability of the Company to acquire, at favorable prices, retail optical chains; the uncertainty of the acceptance of Photorefractive Keractectomy ("PRK"); the availability of new and better ophthalmic laser technologies or other technologies that serve the same purpose as PRK; the ability of the Company to finalize favorable affiliation agreements with ophthalmologists offering PRK; cost over-runs; and general business and economic conditions.

Results of Operations

For the Nine Months Ended September 30, 1997 compared to September 30, 1996

      Systemwide sales represent combined retail sales generated by Company-owned and franchised stores, as well as revenues generated by VisionCare of California ("VCC"), a wholly-owned subsidiary of the Company licensed by the California Department of Corporations as a specialized health maintenance organization, and Insight. There were 317 and 322 Sterling Stores in operation as of September 30, 1997 and September 30, 1996, respectively, of which 267 and 251, respectively, were franchised. Such stores operate under various tradenames including Sterling Optical, Site for Sore Eyes, IPCO Optical, Benson Optical, Superior Optical, Southern Optical, Nevada Optical, Duling Optical, Monfried Optical, Kindy Optical and Singer Specs. Systemwide sales increased by $18,135,000, or 18.7%, to $114,950,000 for the nine months ended September 30, 1997, as compared to $96,815,000 for the same period in 1996. On a same store basis (for stores that operated as either a Company-owned or franchised store during the entirety of both of the nine month periods ended September 30, 1997 and 1996), systemwide sales decreased by $3,258,000, or 3.7%, to $83,728,000 for the nine months ended September 30, 1997, as compared to $86,986,000 for the same period in 1996. The Company believes that such decrease resulted, in part, from general business conditions. There were 197 stores that operated as either a Company-owned or franchised store during the entirety of both of the nine month periods ended September 30, 1997 and 1996.

      Aggregate sales generated from the operation of Company-owned stores decreased by $4,363,000, or 19.7%, to $17,784,000 for the nine months ended September 30, 1997, as compared to $22,147,000 for the same period in 1996. Such decrease was primarily due to the conveyance of the assets of Company-owned stores to franchisees. Historical comparisons of aggregate sales generated by Company-owned stores can become distorted due to the conveyance of Company-owned store assets to franchisees. When Company-owned store assets are conveyed to franchisees, sales generated by such franchised store are no longer reflected in Company-owned store sales; however, the Company receives on-going royalties based upon a percentage of the sales generated by such franchised stores. On a same store basis, aggregate sales generated by Company-owned stores in operation during the entirety of both of the nine month periods ended September 30, 1997 and 1996, decreased by $376,000, or 2.7%, to $13,663,000 for the nine months ended September 30, 1997, as compared to $14,039,000 for the same period in 1996.

      Aggregate sales generated from the operation of franchised stores increased by $22,498,000, or 30.1%, to $97,166,000 for the nine months ended September 30, 1997, as compared to $74,668,000 for the same period in 1996, due primarily to the acquisition of certain franchised stores on:(i) May 30, 1996, from Vision Centers of America, Ltd. ("VCA") and its affiliates (the "VCA Transaction"); and (ii) April 1, 1997, in connection with the Singer Transaction. On a same store basis, aggregate sales generated by franchised stores in operation during the entirety of both of the nine month periods ended September 30, 1997 and 1996, decreased by $1,853,000, or 3.0%, to

$60,937,000 for the nine month period ended September 30, 1997, as compared to $62,790,000 for the same period in 1996.

      Aggregate ongoing franchise royalties increased by $1,148,000, or 19.9%, to $6,931,000 for the nine months ended September 30, 1997, as compared to $5,783,000 for the same period in 1996, due primarily to the acquisition of certain franchised stores in connection with the VCA and Singer Transactions.

      Net gains on the conveyance of the assets of eight Company-owned stores to franchisees decreased by $934,000, or 41.9%, to $1,293,000 for the nine months ended September 30, 1997, as compared to net gains on the conveyance of the assets of twelve Company-owned stores to franchisees, in the aggregate amount of $2,227,000, for the same period in 1996. Net gains on the conveyance of the assets of Company-owned stores to franchisees vary depending upon the number of stores conveyed to franchisees, the consideration paid for the assets of each such stores and the Company's basis (net book value) in the assets of the stores conveyed.

      The Company's gross profit margin decreased by 1.4 percentage points, to 73.0, for the nine months ended September 30, 1997, as compared to 74.4% for the same period in 1996. This decrease resulted primarily from the continuation of promotional programs, instituted in the Fall of 1996, in response to certain promotional incentives offered by certain major competitors of the Company. To match such incentives, the Company offered similar types of promotional programs to its customers, which resulted in lower gross profit margins. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competition and promotional incentives.


      Selling expenses decreased by $3,900,000 or 25.8%, to $11,196,000 for the nine months ended September 30, 1997, as compared to $15,096,000 for the same period in 1996, due primarily to the conveyance of the assets of Company-owned stores to franchisees.

      General and administrative expenses (including interest expense, depreciation and bad debt expense) decreased by $130,000, or 1.1%, to $12,041,000 for the nine months ended September 30, 1997, as compared to $12,171,000 for the same period in 1996. This decrease was due primarily to a reduction in administrative costs of approximately $560,000 related to the business of Insight and a reduction of the Company's provision for doubtful accounts, which is included in general and administrative expenses of $121,000, or 29.2%, to $293,000 for the nine months ended September 30, 1997, as compared to $414,000 for the same period in 1996. This decrease was offset by an increase in administrative expenses of approximately $500,000, which related primarily to: (i)approximately $140,000 in higher occupancy expenses in connection with the Company's relocation, in the second quarter of 1996, of its administrative offices; (ii) approximately $100,000 in higher costs related to operating as a publicly-held company; (iii) approximately $85,000 in costs related to stock options granted to certain consultants to the Company; and (iv) approximately $137,000 in costs related to compensation paid to the Company's new President and Chief Operating Officer, and (v) approximately $151,000 in consulting fees paid to a company owned by two of the Company's principal shareholders. Interest expense, which is included in general and administrative expenses, increased by $19,000, or 2.1%, to $923,000 for the nine months ended September 30, 1997, as compared to $904,000 for the same period in 1996.

      The Company's income before income taxes increased by $1,279,000, to $31,000 for the nine months ended September 30, 1997 as compared to $1,248,000 loss for the same period in 1996. The Company consummated the VCA Transaction and the Singer Transaction during the second quarter of 1996 and the second quarter of 1997, respectively. As a result, certain aspects of the Company's operations during the nine months ended September 30, 1997 were not comparable to its operations for the same period in 1996. Losses from the Company's operations increased by $217,000, or 10.9%, to a loss of $2,217,000 for the nine months ended September 30, 1997, as compared to a loss of $2,000,000 for the same period in 1996. This increase was primarily due to the decrease in general and administrative expenses (including interest expense, depreciation and bad debt expense), as explained above, which was offset by a decrease in the net gains on the conveyance of the assets of Company-owned stores to franchisees.

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

      On June 30, 1997, the Company entered into the Loan Agreement (see Note 6) with STI to finance a portion of its existing and future franchise promissory notes receivable. The Company utilized a portion of the net proceeds (approximately $6,100,000) of the loan to repay the balance of all outstanding amounts due to: (i) the Bank ($5,035,000, together with interest thereon, in the approximate amount of $37,000); and (ii) certain principal shareholders of the Company ($1,000,000, together with interest thereon, in the approximate amount of $9,000). The Company used the balance of such proceeds for general corporate purposes.

      As of September 30, 1997 and December 31, 1996, the Company had $10,339,000 and $(3,803,000), respectively, in working capital, and $682,000 and $868,000, respectively, of cash and cash equivalents. As of the date hereof, the Company has ceased the construction of any new Insight Laser Centers, including the one in San Francisco, California (which was anticipated to open during the first quarter of 1997). During the twelve months ending December 31, 1997, the Company anticipates having the following capital requirements: renovating six existing Company-owned stores; the continuing upgrade of the Company's management information system in conjunction with the point-of-sale computer systems being installed in its Company-owned stores, in the aggregate, approximate amount of $250,000; and acquiring retail optical stores, subject to the availability of qualified opportunities in furtherance of the Company's business strategy, in amounts that cannot be projected by the Company at this time.

      The Company experienced negative cash flow from its operations during the nine months ended September 30, 1997 resulting, primarily, from losses attributable to the operations of Insight and a substantial reduction in the Company's accounts payable. By the end of 1996, the following measures were taken by the Company, which management believes will reduce, in the future, the magnitude of the losses it sustained for the calendar year ended December 31, 1996, as well as improve the Company's operations and cash flow: (i) closed or failed to renew the leases for nine of the stores acquired from Benson Optical Co., Inc. in November 1995 (collectively, the "Benson Stores"), some of which were unprofitable; (ii) franchised eleven Benson Stores which are currently producing royalty income; (iii) eliminated virtually all administrative overhead in connection with Insight; and (iv) reduced overhead at the Company's Insight Laser Center located in New York City. Although the Company anticipates a positive cash flow, for 1997, from its retail optical store operations, it nevertheless anticipates that Insight will continue to operate at a loss for the twelve months ending December 31, 1997 and, therefore, the Company believes that its retail optical store operating cash flow will be insufficient to result in a positive cash flow from operations for the Company for this period. However, the Company believes that it can meet its cash requirements through either additional borrowings, financing future franchise notes receivable under the terms of the Loan Agreement, or additional sales of equity, although there can be no assurance that the Company would be successful in obtaining any such additional borrowings, financing future franchise notes receivable and/or selling additional equity, or on what terms such transactions could be effected.

In November 1997, the Company finalized an agreement with the Bank pursuant to which it agreed to advance to the Company up to $1,000,000 on a short-term basis (see Note 8).

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      On June 19, 1997, a former employee of Sterling Vision of California, Inc. ("SVCI") filed a complaint, seeking an undetermined sum of damages, against the Registrant and SVCI (hereinafter collectively referred to as "Sterling") for unlawful discrimination, intentional infliction of emotional distress, fraud, negligent misrepresentation, breach of implied contract, and breach of covenant of good faith and fair dealing. Based upon advice given to Sterling by its special litigation counsel, Sterling is of the opinion that it has a meritorious defense to said action. At the present time, the parties are conducting discovery proceedings.

Item 2. Changes in Securities.   Not applicable.

Item 3. Defaults Upon Senior Securities.  Not applicable.

Item 4. Submission of Matter to a Vote of Security Holders.  Not applicable.

Item 5. Other Information.  Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

a.) Exhibits


Exhibit
Number

10.75 First Amendment to Loan Agreement, dated October 9, 1997, between the Company and STI Credit Corporation.

10.76 Stock Option Recision Letters, dated August 13, 1997, from each of Drs. Robert, Alan and Edward Cohen and Mr. Jay Fabrikant.

11            Computation of Earnings Per Common Share.


27            Financial Data Schedule.

b.) Reports on Form 8-K

      1) On August 11, 1997, the Company filed a Report on Form 8-K with respect to the Private Placement, the Singer Transaction and the

              BEC Agreement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   STERLING VISION, INC.

                                                   (Registrant)

                                                   BY: /s/ Sebastian Giordano
                                                       ------------------------
                                                       Sebastian Giordano
                                                       Chief Financial Officer,
                                                       Executive Vice President-
                                                       Finance and Treasurer

                                                       Signing on behalf of the
                                                       Registrant as its
                                                       Principal Financial
                                                       Officer.

                                                       Date: November 14, 1997