Form 10-K
period 1997-12-31
STERLING VISION INC
filed 1998-04-15
CIK 1002554

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                            ---------------------


                                   FORM 10-K


                            ---------------------

(Mark One)

  X    Annual Report pursuant to Section 13 or 15(d) of the Securities
 ___   Exchange Act of 1934 For the Fiscal Year ended December 31, 1997.

 ___ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                            ---------------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                  TITLE                             Exchange

Common Stock, par value $.01 per share        Nasdaq National Market System

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the Registrant's Common Stock, par value $.01 per share (the "Common Stock") held by nonaffiliates of the Registrant as of March 20, 1998, (based upon the closing price of $6.4375 per share as quoted on the Nasdaq National Market System) was approximately $42,000,000. For purposes of this computation, the shares of Common Stock held by directors, executive officers and principal shareholders owning more than 5% of the Registrant's outstanding Common Stock and for which a Schedule 13G was filed, were deemed to be stock held by affiliates. As of March 20, 1998, there were 6,533,771 outstanding shares of Common Stock held by nonaffiliates.

      As of March 20, 1998, there were 14,322,863 shares of the Registrant's Common Stock outstanding.

      The Company's Proxy Statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference to Part III of this Annual Report on Form 10-K.

Item 1.  Business

         All statements contained herein that are not historical facts including, but not limited to, statements regarding the future development plans of Sterling Vision, Inc. (the "Registrant" and, together with its wholly-owned subsidiaries, collectively referred to as "Sterling" or the "Company") and the Company's ability to generate cash from its operations, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward- looking statements are the following: competition in the retail optical industry; the ability of the Company to enter into third party, managed care provider agreements on favorable terms; the ability of the Company to acquire, at favorable prices, retail optical chains; the uncertainty of the acceptance of Photorefractive Keratectomy ("PRK"); the availability of new and better ophthalmic laser technologies or other technologies that serve the same purpose as PRK; the inability of the Company to finalize favorable agreements with ophthalmologists to utilize the Company's excimer lasers to perform PRK procedures; competition in the PRK market; the Company's ability to successfully operate an ambulatory surgery center which the Company is under negotiations to acquire; and general business and economic conditions.

General

       The Company is one of the largest chains of retail optical stores and the second largest franchised optical chain in the United States based upon domestic sales and number of locations of Company-owned and franchised stores (collectively referred to herein as "Sterling Stores").

       As of December 31, 1997, there were 313 Sterling Stores in operation, consisting of 50 Company-owned stores and 263 franchised stores. The Company continually seeks to expand both its Company-owned and franchised store operations. As of December 31, 1997, Sterling was constructing two additional franchised stores, and had received commitments from existing franchisees to develop an additional fourteen franchised Sterling Stores. Sterling Stores are located in 27 states, the District of Columbia, Ontario, Canada, and the U.S. Virgin Islands.

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

       Sterling views its Company-owned stores as "inventory" to be strategically sold to qualified franchisees. By selling Company- owned Sterling Stores to franchisees, the Company hopes to achieve two goals: to recognize a gain on the conveyance of the assets of such stores, and to create a stream of royalty payments based upon a percentage of the gross revenues of the franchised locations. Sterling currently derives its revenues principally from: the sale of eyecare products and services at Company-owned stores; ongoing royalties based upon a percentage of gross revenues of franchised stores; and the conveyance of Company-owned store assets to existing and new franchisees.

       While most Sterling Stores presently operate under one of the tradenames "Sterling Optical," "IPCO Optical," "Site For Sore Eyes," "Benson Optical", "Southern Optical", "Superior Optical", "Nevada Optical", "Duling Optical", Monfried Optical", "Kindly Optical", and "Singer Specs", the Company is presently formulating plans to change the tradename of most Sterling Stores to "Sterling Optical".


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

       The Company also affiliates with health care providers (ophthalmologists) in offering PRK, a procedure performed with an excimer laser for the correction of certain degrees of myopia (near-sightedness). In connection therewith, the Company and such ophthalmologists enter into agreements pursuant to which such ophthalmologists pay to the Company a fee for each PRK procedure performed using an excimer laser installed by Insight Laser Centers, Inc. ("Insight"), a wholly-owned subsidiary of the Company, into offices utilized by such ophthalmologists. As of December 31, 1997, the Company had leased six excimer lasers, each with a purchase option for nominal consideration. The Company currently owns and operates one Insight Laser Center located in New York City and has placed its additional five excimer lasers into ophthalmological offices located in New York, California, Pennsylvania, Delaware and New Jersey.

Background of the Company

       Sterling was incorporated under the laws of the State of New York in January 1992 and, in February 1992, purchased substantially all of the assets (the "IPCO Acquisition") of Sterling Optical Corp., f/k/a IPCO Corporation ("IPCO"), a New York corporation then a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code. Subsequent to the IPCO Acquisition, the Company, in October 1993, acquired, through a merger, 26 retail optical stores (both company operated and franchised) operating under the name "Site For Sore Eyes" ("SFSE") and located in Northern California (the "SFSE Merger"). In connection with the SFSE Merger, the Company also acquired VCC, a specialized health care maintenance organization licensed by the California Department of Corporations under the California Knox Keene Health Care Service Plan Act of 1975. In addition, the Company: (i) in August 1994, purchased the assets of eight additional retail optical stores located in New York and New Jersey (the "Pembridge Transaction") from Pembridge Optical Partners, Inc. ("Pembridge");
(ii) in November 1995, acquired, through one of its wholly-owned subsidiaries, substantially all of the retail optical assets of Benson Optical Co., Inc., OCA Acquisition Corp. and Superior Optical Company, Inc. (the "Benson Transaction"), including the assets located in approximately 70 retail optical store locations, a substantial number of which were subsequently closed by the Company; (iii) in May 1996 acquired, through one of its wholly-owned subsidiaries sale (the "VCA Transaction"), substantially all of the retail optical assets of Vision Centers of America, Ltd., D & K Optical, Inc., Monfried Corporation and Duling Finance Corporation (collectively, "VCA") including the assets located in approximately 13 company- operated stores and franchise agreements, together with related agreements, with respect to approximately 75 additional franchised stores; and
(iv) in April 1997, acquired, in exchange for shares of its Common Stock, all of the issued and outstanding capital stock of Singer Specs, Inc., a chain of approximately 30 franchised retail optical stores (the "Singer Transaction").

    The following chart sets forth the breakdown of the Company's Sterling Stores as of December 31, 1997:


                                                  STERLING STORES
                                              AS OF DECEMBER 31, 1997

I.  COMPANY-OWNED STORES:

       Total Stores in Operation...................... 50

       Stores Under Construction......................  0

       Leases Under Negotiation........................ 3

                  Total..............................  53

       Existing store locations: California (17), Illinois (2), Iowa (1), Kentucky (3), Michigan (2), Nevada (1), New Jersey (3), New York (16), Pennsylvania (3), and West Virginia (2).

II. FRANCHISED STORES:

       Total Stores in Operation........................................... 263

       Stores Under Construction...........................................   2


                                    Total..................................  265

       Existing store locations: California (21), Colorado (2), Connecticut
       (2), Delaware (6), Florida (1), Iowa (6), Illinois (8), Indiana (1), Kentucky (7), Maryland (16), Massachusetts (1), Michigan (4), Minnesota
       (21), Missouri (8), Montana (2), Nebraska (2), New Hampshire (1), New Jersey (9), New York (49), North Carolina (4), North Dakota (6), Pennsylvania (23), South Dakota (4), Virginia (10), Washington, D.C.

       (1), West Virginia (3), Wisconsin (32), Ontario, Canada (12), and U.S. Virgin Islands (1).

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

       Most Sterling Stores offer a full line of prescription and non-prescription eyeglasses, sunglasses and contact lenses, and, if permitted under applicable law, professional eye examinations which are performed by employed or affiliated optometrists. In response to the eyewear market becoming increasingly fashion-oriented during the past decade, most Sterling Stores carry a large selection of designer eyeglass frames. The Company continually test-markets various brands of sunglasses, ophthalmic lenses, contact lenses and designer frames in an attempt to maximize systemwide sales and profits from these categories of merchandise. Small quantities of these items are usually purchased for selected stores that test customer response and interest and, if a product test is successful, the Company attempts to negotiate a systemwide preferred vendor discount for such product, which discount is then made available to the Company's franchisees. In addition, a full line of eyeglass and contact lens accessories is also available at most Sterling Stores. For the year ended December 31, 1997, net sales at Company-owned stores were approximately $24,449,000.

       Most Sterling Stores maintain a working inventory of the most often prescribed contact and ophthalmic lenses and an on-site facility for cutting and edging ophthalmic lenses to fit into eyeglass frames, which enables most Sterling Stores to offer same-day or next-day service for a majority of customers ordering prescription eyeglasses.

Franchise Operations

       As of December 31, 1997, the Company had 263 franchised stores, as compared to 257 franchised stores as of December 31, 1996. An integral part of the Company's franchising system includes providing what the Company believes to be a high level of marketing, financial, training and administrative support to its franchisees. The Company provides "grand opening" assistance for each new franchised location by consulting with its franchisees with respect to store design, fixture and equipment requirements and sources, inventory selection and initial marketing and promotional programs. Specifically, the Company's grand opening assistance (i) helps to establish business plans and budgets; (ii) provides preliminary store designs and plan approval prior to construction of a franchised store; and (iii) provides initial training, an operations manual and a comprehensive business review to aid the franchisee in attempting to maximize its sales and profitability. In addition, the Company generally restricts itself from operating or franchising other Sterling Stores within a specified radius of each existing franchised store. Furthermore, the Company, on an ongoing basis, provides training through regional seminars and an annual convention, offers assistance in marketing and advertising programs and promotions, and consults with its franchisees as to their management and operational strategies and business plans.

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

       (b) Initial Fees. Generally, all franchisees (except for any franchisees converting their existing retail optical store to a Sterling Store [a "Converted Store"] and those entering into agreements for more than one location), must pay to the Company a non-recurring, initial franchise fee of $20,000. The Company charges each franchisee of a Converted Store, a non-recurring, initial franchise fee of $10,000 per location; and, for each franchisee entering into agreements for more than one location, the Company charges a non-recurring, initial franchise fee of $15,000 for the second location, and $10,000 for each location in excess of two. Initial fees collected by the Company for the year ended December 31, 1997 were approximately $331,000.

       (c) Ongoing Royalties. Typically, all franchisees are obligated to pay to the Company ongoing royalties in an amount equal to a percentage, generally eight percent (8%), of the gross revenues of their Sterling Store. Franchisees of Converted Stores, however, pay ongoing royalties on their store's historical average base sales at reduced rates increasing, in most cases, from two percent (2%) to six percent (6%) for the first four years of the term of the Franchise Agreement. In addition, most of the franchise agreements acquired by the Company in the Singer Transaction (the "Singer Franchise Agreements") provide for ongoing royalty fees calculated at seven percent (7%) of gross revenues. Franchise Agreements entered into prior to January 1994 provide for the payment of ongoing royalties on a monthly basis, while those entered into after January 1994 provide for their payment on a weekly basis, in each case, based upon the gross revenues for the preceding period. Gross revenues generally include all revenues generated from the operation of the Sterling Store in question, except for refunds to customers, sales taxes, a limited amount of bad debts, and, to the extent required by state law, fees charged by independent optometrists. Ongoing royalty fees paid by franchisees to the Company for the year ended December 31, 1997 were approximately $9,550,000.

       (d) Advertising Fund Contributions. Most franchisees must make ongoing contributions to one of three advertising funds (the "Advertising Funds") equal to a percentage of the store's gross revenues. Except for the Singer Franchise Agreements, which generally provide for contributions equal to seven percent (7%) of gross revenues, for Franchise Agreements entered into prior to August 1993, the rate of contribution is generally four percent (4%) of the store's gross revenues, while Franchise Agreements entered into after August 1993 generally provide for contributions equal to six percent (6%) of the store's gross revenues. For the year ended December 31, 1997, the Company received approximately $3,825,000 in Advertising Fund contributions from franchisees.

       (e) Financing. Company-owned store assets are sold for cash although, in most cases, the Company provides purchase money financing for all, or a portion of, the purchase price thereof. The Company does not generally finance the initial, non-recurring franchise fee or rent security deposits, which are generally required under a franchisee's sublease. The purchase price is generally based upon the historical and projected cash flow of the Sterling Store in question and, in 1997, ranged from approximately $80,000 to $390,000. The Company generally has financed up to 90% of the acquisition price, to be repaid over a period of seven years, together with interest computed at the rate of 12% per annum. However, the Company has, on occasion, financed, and may, in the future, finance, up to 100% of the acquisition price of a franchised store. Substantially all such financing is personally guaranteed by the franchisee (or, if a corporation, by the principals owning in excess of 25% thereof) and is generally secured by all assets conveyed, as well as all proceeds thereof. From time to time, certain franchisees obtain financing from third parties. In such event, the Company generally subordinates its security interest in the assets of the franchised location to the security interests granted to the provider of such financing.

       (f) Termination. Franchise Agreements may be terminated if the franchisee has defaulted in its payment of monies due the Company or in its performance of the other terms and conditions of the Franchise Agreement. During 1997, 16 franchised stores were closed, an additional 4 franchised stores and substantially all of the assets located therein were voluntarily surrendered and transferred back to the Company in connection with the termination of the Franchise Agreements related thereto, and the Franchise Agreements for an additional 26 franchised stores were terminated (due to defaults by the franchisees thereunder) although the Company is presently negotiating the reinstatement of 11 of such agreements. The Company has, in many such instances, reconveyed the assets of certain of such stores to a new franchisee, which new franchisee thereupon enters into Sterling's then current form of Franchise Agreement.

New Acquisitions

       On April 1, 1997, the Registrant acquired all of the issued and outstanding shares of the capital stock of Singer Specs, Inc., a Delaware corporation, and certain of its wholly-owned subsidiaries (collectively, "Singer"), pursuant to the terms of a certain Agreement and Plan of Reorganization, dated February 19, 1997 (the "Singer Agreement"), between the Registrant and the owners (collectively, the "Singer Shareholders") of all of such capital stock of Singer Specs, Inc. As of the closing, Singer was the:
(i)operator of four retail optical stores (collectively, the "Singer Company Stores"); (ii) franchisor of an additional, approximately 27 other retail optical stores, all of which company operated and franchised stores are located in the States of Pennsylvania, Delaware, New Jersey and Virginia, and a store that opened in the U.S. Virgin Islands in July 1997; and (iii) owner of a commercial building located in Philadelphia, Pennsylvania.

       The Singer Agreement provided for the Shareholders to convey all of said capital stock to the Registrant, free and clear of any and all claims, liens and/or encumbrances, in exchange for shares of the Company's Common Stock.

       The Singer Agreement provided: (i) that the assets of each of the Singer Company Stores be conveyed to corporations owned by one or more of the Singer Shareholders, which entities, simultaneously with the closing, each entered into a Franchise Agreement for each such Singer Company Store; (ii) that the Registrant file, with the SEC, a registration statement seeking registration of the Common Stock issued to the Singer Shareholders, as discussed below; (iii) for the pledge, by the Singer Shareholders, of all of their shares of the Registrant's Common Stock, to secure their obligations under the Singer Agreement; (iv) that the Singer Shareholders being restricted from selling a portion of their shares of said Common Stock, all as more particularly set forth in the Singer Agreement; (v) the Company be required to pay to the Singer Shareholders the difference between the market price of the Registrant's Common Stock (upon which the purchase price was calculated) and the selling price (net of 50% of commissions) of any such shares sold by the Singer Shareholders; and (vi) for the possible recapture, by the Company, of up to 12,182 shares of the Common Stock issued to the Singer Shareholders in the event all of the Singer franchisees did not, within a specified period of time after the closing, convert their existing Singer Franchise Agreement to the Company's then current form of Franchise Agreement.


Insight Laser Centers

       An integral part of the Company's business strategy of becoming a full-service eyecare company originally included developing and/or managing, a chain of eyecare centers under the tradename "Insight Laser," offering PRK. Published reports indicated that there are at least 50 million Americans who are myopic (near-sighted). Management believes that some of these individuals would prefer to correct their vision without a corrective appliance. PRK is an outpatient procedure to be performed by ophthalmologists trained to perform the procedure. During the PRK process, the shape of the cornea (the clear outermost layer of the eye) is altered by a high-precision, computer controlled excimer laser which ablates microscopic layers of corneal tissue in a predetermined pattern to reshape the cornea in a manner that allows it to focus light properly, thereby correcting, or treating, specific refractive conditions. In 1995 and 1996, the United States Food and Drug Administration ("FDA") approved the use, in the United States, of excimer lasers manufactured by Summit Technology, Inc. ("Summit") and VISX, Incorporated ("VISX"), respectively, for use in connection with the PRK procedure to correct certain degrees of myopia. Both Summit and VISX charge a royalty fee based on each procedure performed utilizing their respective excimer lasers, which royalty fee is currently $250 per procedure.

       During 1995, the Company leased five excimer lasers manufactured by Summit, which were delivered to the Company during the third quarter of 1995, and, in 1996, the Company leased one additional laser manufactured by VISX and entered into two purchase orders to acquire one additional laser from each of VISX and Summit. All of such leases contain a purchase option for nominal consideration. During 1996, the Company opened a Company-owned Insight Laser Center in New York City and installed an additional laser in San Francisco, California; and, in 1997, the Company placed its four remaining excimer lasers in ophthalmologist's offices located in Long

Island, New York, Newark, New Jersey, Doylestown, Pennsylvania and Wilmington, Delaware under agreements with such ophthalmologists that they pay, to the Company, a fee for each procedure performed with the excimer laser installed by the Company in such ophthalmologists's offices.

       The Company initially believed that it was well positioned to successfully develop its Insight Laser Centers by reason of, among other things: (i) Sterling's and its franchisees' combined customer base, some of which may be candidates for the PRK procedure; (ii) Sterling's access to excimer lasers for performing the PRK procedure; and (iii) Sterling's extensive experience in marketing eyecare products and services. Accordingly, the Company created an internal organization and staff to develop, operate and expand its Insight Laser Center business and, in connection therewith, from time to time, offered educational programs to the optometrists employed by, or affiliated with, Sterling Stores and stores operated and franchised by Cohen Fashion Optical, Inc. ("CFO"), a retail optical chain owned by certain of the Company's shareholders, as well as to unaffiliated ophthalmologists, on the benefits of PRK.

       Because of the collective customer base of the Company and its franchisees, the Company initially believed that its Insight Laser Centers would have a competitive advantage as compared with other companies formed specifically for this purpose. The Company was aware that the following companies operate or plan to operate laser surgery centers in the United
States: American Laser Vision, Beacon Eye Institute, Eye Shaper Laser Centers, Global Vision, Inc., Laser Focus, Inc., Refractive Laser Centers, Inc., The Laser Center, Inc., Vision Correction Group, Inc., Vision Sculpting, 20/20 Laser Centers, Inc., Laser Vision Centers, Inc., Lasersight Centers, Inc., New Vision Technology, Inc., LCA-Vision Inc., Summit and VISX. In addition, the Company was also aware that numerous medical offices and hospitals located throughout the United States had already installed, and/or were in the process of installing, excimer lasers for performing the PRK procedure. Based upon the Company's growth strategy, it was anticipated that the Company would derive a substantial portion of its revenues from the following two businesses: (i) the management and administration of its Insight Laser Centers; and, (ii) the management of ophthalmological practices. However, revenues at such centers have grown modestly and were predominately in the form of laser access (usage) fees. Such fees were paid by ophthalmologists who utilized the Company's excimer lasers to perform PRK procedures. During the latter part of 1996, published reports concluded that consumer acceptance of PRK, as a vision correction alternative, was below industry expectations despite aggressive marketing and advertising programs conducted by the Company and other such laser surgery companies.

       In 1997, the Company formulated a new business strategy for its Insight operations, which the Company believes: (i) will continue to reduce the Company's losses attributable to Insight; and (ii) is consistent with the Company's plan to become a full-service eyecare company. Accordingly, the Company has developed affiliations with refractive laser surgeons, whereby such surgeons pay to the Company a laser access fee to utilize the Company's excimer lasers, as well as a fee to utilize the Company's existing Insight laser Center facility located in New York City. Moreover, the Company has placed certain of its existing excimer lasers into various ophthamological centers, at little or no risk to the Company, whereby the Company receives laser access fees (from such ophthalmologists utilizing such excimer lasers to perform PRK procedures) for each procedure performed with the Company's excimer lasers. Notwithstanding the changes noted above, the Company anticipates that Insight will continue to operate at a loss for the twelve months ended December 31, 1998, however, at an amount substantially below that for the year ended December 31, 1997.

       In October 1996, the Company and an ophthalmologist located in Long Island, New York entered into various agreements which provided for, among other things, the acquisition, by the Company, of such ophthalmologist's medical practices and ambulatory surgery center; and in April, 1997, the Company commenced litigation, against such ophthalmologist, seeking specific performance of such agreements and/or damages in lieu thereof. As of the date hereof, the Company has reached an agreement, in principle, with the estate of such ophthalmologist, pursuant to which one of the Company's subsidiaries will purchase such ophthalmologist's ambulatory surgery center located in Long Island, New York and, in connection therewith, settle its action against the estate of such individual.

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

       The Company believes that the principal competitive factors in its retail optical business are convenience of location, the on-site availability of professional eye examinations, quality and consistency of product and service, price, product warranties, a broad selection of merchandise, and the participation in third party, managed care provider agreements, and it believes that it competes favorably in each of these respects.

       As of December 31, 1997, the Company owned and operated one Insight Laser Center and had five excimer lasers placed in affiliated ophthalmological offices. The Company believes that such Center and ophthalmological offices experience competition from the various other companies noted above (see "Insight Laser Centers") that have entered the business, in addition to many existing ophthalmological offices and hospitals that are equipped with excimer lasers that are adapted to perform the PRK procedure.

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


       The Company continually prepares and revises in-store point of purchase displays, which provide various promotional messages to customers upon arrival at Sterling Stores. Both Company-owned Sterling Stores and most franchised stores participate in such advertising and in-store promotions, which include visual merchandising techniques to draw attention to products displayed in Sterling Stores. The Company, in many instances, also employs direct mail advertising to reach prospective, as well as existing consumers.

       The Company annually budgets approximately 4% to 6% of systemwide sales for advertising and promotional expenditures. Franchisees are obligated to contribute a percentage of their stores' gross revenues to the Company's segregated advertising fund accounts, which the Company maintains for such advertising, promotions and public relations programs, fifty percent of which, in most cases, the Company may expend, as it directly deems necessary or appropriate, to advertise and promote all Sterling Stores.

Management Information Systems

       Over the past few years, management had conducted research into the availability and development of a point-of-sale computer system (the "POS System" or the "System"). The Company tested several existing systems available in the marketplace, as well as developed and installed, on a trial basis, its own Windows-based POS System. During 1995, as a result of this research, the Company undertook the installation of ADD-POWER, a UNIX-based POS System (the "A-P System"), that is presently utilized by various retail optical chains in approximately 600 retail optical stores nationwide, to provide, among other features, inventory and patient database management. The Company has commenced utilization of the A-P System and anticipates that it will take between one and two additional years to install the A-P System in all existing Company-owned stores. As of December 31, 1997, the Company had installed twenty such A-P Systems in existing Company-owned stores.

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

       The Company is also subject to certain regulations adopted under the Federal Occupational Safety and Health Act with respect to its in-store laboratory operations. The Company believes that it is in material compliance with all such applicable laws and regulations.

       As a franchisor, the Company is subject to various registrations and disclosure requirements imposed by the Federal Trade Commission and by many states in which the Company conducts franchising operations. The Company believes that it is in material compliance with all such applicable laws and regulations.

Environmental Regulation

       The Company's business activities are not significantly affected by environmental regulations, and no material expenditures are anticipated in order for the Company to comply with environmental regulations. However, the Company is subject to certain regulations promulgated under the Federal Environmental Protection Act ("EPA") with respect to the grinding, tinting, edging and disposal of ophthalmic lenses and solutions. In addition, the Company is subject to additional EPA regulations as a result of its use of the excimer laser approved by the FDA, the impact of which regulations have not been determined at this time.

Seasonality

       The Company's retail optical and laser correction businesses are not seasonal.

Patents and Trademarks

       The Company has registered the following trademarks and/or servicemarks with the United States Patent and Trademark Office and the Canadian Registrar of Trademarks: "Sterling Optical," "IPCO Optical," and "Site For Sore Eyes". The Company believes that these trademarks and servicemarks have acquired significant commercial value and have helped to promote the Company's reputation, although the Company intends to change the tradename of most Sterling Stores to "Sterling Optical". In connection with the Benson, VCA and Singer Transactions, the Company acquired several additional trademarks, certain of which the Company continues to utilize in connection with the operation of its Sterling Stores.

Employees

       As of December 31, 1997, the Company employed approximately 500 individuals, of which approximately 85% were employed on a full-time basis. No employees are covered by any collective bargaining agreement. The Company considers its labor relations with its employees to be good and has not experienced any interruption of its operations due to disagreements.

Item 2.  Properties.

       The Company's headquarters are comprised of approximately 21,950 square feet (approximately 60%) located in an office building situated in East Meadow, New York (which building is owned by certain of the Company's principal shareholders), under a sublease which expires in 2006. This facility houses the Company's principal executive and administrative offices.

       In April 1997, the Company, in connection with the Singer Transaction, acquired a commercial building located in Philadelphia, Pennsylvania, which building is suited for retail/office occupancy, is currently vacant, and is being offered for sale by the Company.


       The Company leases the space occupied by all of its Company-owed stores and the majority of its franchised stores. The balance of the leases for the Sterling Stores are held in the name of the individual franchisee.

       Sterling Stores are generally located in commercial areas, including major shopping malls, strip centers, free-standing buildings and other areas conducive to retail trade. Certain Sterling Stores, not located in commercial areas, are located in professional optometric offices, clinics and hospitals.

       The Company leases approximately 4,500 square feet of space in an office building located in Trump Tower, New York, New York under a sublease which expires on May 30, 2000, which houses the Company's Insight Laser Center.

Item 3.  Legal Proceedings.

       As part of the IPCO Acquisition, Sterling acquired all of IPCO's franchise notes receivable, some of which were subject to a pledge in favor of Sanwa Business Credit Corporation ("Sanwa"). The Company is of the opinion that, after payment of the indebtedness owed to Sanwa, it is entitled to a return of such franchise notes, the residual value of which the Company estimated to be approximately $883,000 as of December 31, 1997. Sanwa has contested such claim by the Company and contends that it is not obligated to return to Sterling the franchise notes remaining after Sanwa has been paid in full. On January 9, 1995, Sterling filed a complaint in the United States Bankruptcy Court, Southern District of New York (Case No. 91 B15944 (JLG)) seeking a judgment of the Court directing Sanwa to render an accounting of all monies paid to Sanwa under such franchise notes and to declare the Company's rights in such franchise notes receivable. Although management believes that it will be successful in this action, no assurance can be given as to the outcome thereof, and in the event such claim is denied by the Court, such denial will result in a decrease of the Company's assets (as set forth in the Company's Consolidated Financial Statements) for the full amount of such estimated residual value of such franchise notes receivable pledged to Sanwa.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

       There were no matters submitted to a vote by the Company's shareholders during the fourth quarter ended December 31, 1997.

       Executive Officers of the Registrant

       As of March 30, 1998, the executive officers and directors of the

Company were as follows:

     Name                                 Age        Position
     ----                                 ---        --------
Robert Cohen, O.D.                        54         Chairman of the Board of Directors
Alan Cohen, O.D.                          47         Vice-Chairman of the Board of Directors
Jerry G. Lewis                            52         Chief Executive Officer, Chief Operating Officer and President
William J. Young                          48         Chief Financial Officer
Joseph Silver                             51         Executive Vice President, Secretary and General Counsel
Jerry R. Darnell                          47         Executive Vice President - Franchising
Edward Cohen, O.D.                        58         Director
Joel L. Gold                              56         Director
Jay Fabrikant                             41         Director
Nicholas Shashati O.D.                    38         President - VisionCare of California
Charles Raab                              49         Chief Financial Officer - Insight Laser Centers, Inc.

       Dr. Robert Cohen has served as Chairman of the Board of Directors of the Registrant since its inception. He also served as Chief Executive Officer of Sterling from inception until October 1995. His principal office is located at the Company's executive offices in East Meadow, New York. Dr. Robert Cohen and his brothers, Drs. Edward Cohen and Alan Cohen, together with certain members of their immediate families, are the principal shareholders of Sterling. In addition, Dr. Robert Cohen, together with his brother, Dr. Alan Cohen, are the sole members of Meadows Management, LLC ("Meadows") which, in 1997, rendered consulting services to the Company. From 1968 to the present, Dr. Robert Cohen has been engaged in the retail and wholesale optical business. For more than 10 years, Dr. Cohen has also served as President and a director of CFO, which currently maintains its principal office in the Company's executive offices in East Meadow, New York. Dr. Cohen and his brothers, Drs. Edward Cohen and Alan Cohen, together with certain members of their immediate families, also are the sole shareholders of CFO. CFO engages in the operation and franchising of retail optical stores similar to those operated and franchised by the Company. Dr. Cohen is a director of, and, together with Dr. Alan Cohen and certain members of their respective immediate families, is a shareholder of Fast Cast Corporation, f/k/a Rapid Cast ("Rapid Cast") which offers for sale equipment and supplies to produce ophthalmic lenses. Additionally, he, together with Jay Fabrikant, is a director of National Health Plan Plus, Inc., a multi-state health, life, disability and managed care Company, as well as a director of Daleen Technology, a computer software company. Dr. Cohen is also an officer and a director of several management and real estate companies and numerous other businesses.


       Dr. Alan Cohen has served as a Director of Sterling since its inception. He also served as Chief Operating Officer of Sterling from 1992 until October, 1995, when he became Vice-Chairman of the Board of Directors of Sterling. His principal office is located at the Company's executive offices in East Meadow, New York. Dr. Alan Cohen and his brothers, Drs. Edward Cohen and Robert Cohen, together with certain members of their immediate families, are the principal shareholders of Sterling. In addition, Dr. Alan Cohen, together with his brother, Dr. Robert Cohen, are the sole members of Meadows which, in 1997, provided consulting services to the Company. From 1974 to the present, Dr. Alan Cohen has been engaged in the retail and wholesale optical business. For more than 10 years, Dr. Cohen has also been a director, principal shareholder and officer of CFO. Dr. Cohen is a director of, and, together with Dr. Robert Cohen and certain members of their respective immediate families, is a shareholder of Rapid Cast. He is also an officer and a director of several management and real estate companies and numerous other businesses.

       Jerry G. Lewis was appointed President and Chief Operating Officer of Sterling in May 1997, and Chief Executive Officer in January 1998. From 1990 through 1997, Mr. Lewis served as Managing Director of SpecSavers Optical Superstores, a retail optical group doing business in the UK and Ireland. Mr. Lewis is a qualified Optician, and previously held senior management positions with Bausch & Lomb, Inc. and American Optical, Inc., both in the USA. During his twenty years with both companies, he worked in most international markets and was responsible for individual country operations for both sales and manufacturing. Mr. Lewis has belonged to several professional organizations in Europe and has been a speaker at International Optical Symposia. He directed the Annual European Research Symposium on Contact Lenses, for Bausch & Lomb, in 1984 and 1985.

       William J. Young was appointed Chief Financial Officer of the Company as of March 30, 1998. From January 1988 through March 1998, Mr. Young served in various capacities with Sbarro, Inc., a 700 store restaurant chain, first, as its Director of Internal Audit, thereafter, as its Controller, and, finally, as its Director of Corporate Finance. Mr. Young is a graduate of the Adelphi University School of Business and is a member of the American Institute of Certified Public Accountants.

       Joseph Silver has served as Executive Vice President and Secretary of, and General Counsel to, the Company since March 1992. From May 1985 to December 1991, Mr. Silver served as General Counsel to The Trump Organization, located in New York, New York. Mr. Silver is a member of the New York State Bar, and received a Juris Doctorate degree from Brooklyn Law School in 1969. In addition to the services which Mr. Silver provides to the Company, he also provided legal services to other persons or entities, including persons and entities which are affiliates of the Company, although such legal services (except with respect to two wholly-owned subsidiaries of the Company and except for legal services rendered for no consideration) ceased upon consummation of the Company's initial public offering. Mr. Silver, together with his wife, are the principal stockholders of RJL Optical, Inc., the franchisee of the Sterling Store located in Great Neck, New York, which is presently being managed by the Company.

       Jerry Darnell has served as Sterling's Executive Vice President -

Franchising since July 1992. From February 1990 through December 1991, Mr. Darnell served as Director of Franchise Development for Physicians Weight Loss Centers, Inc., located in Akron, Ohio. From July 1989 to February 1990, he was Senior Vice President of Formu-3 International, Inc., a company operating company owned and franchised weight loss centers, located in Canton, Ohio. From August 1988 to July 1989, Mr. Darnell was Vice President of Franchise Development of Medicine Shoppe International, Inc., a company in the business of franchising retail pharmaceutical stores, located in St. Louis, Missouri, having first been associated with that company, as a consultant, in November 1987. Mr. Darnell is a member of the International Franchise Association, served as Chairman of its trade show exhibit committee and has served as a franchise consultant to many franchise organizations where he has been a seminar leader. He has also been a keynote speaker for national sales and business organizations.

       Dr. Edward Cohen has served as a Director of Sterling since July 1992. He also served as Vice President of Sterling from July 1992 until October 1995. Dr. Edward Cohen and his brothers, Drs. Robert Cohen and Alan Cohen, together with certain members of their immediate families, are principal shareholders of Sterling. For more than 16 years, Dr. Edward Cohen has also been a director, shareholder and officer of CFO. Dr. Cohen is also an officer and a director of several management and real estate companies and numerous other businesses.

       Joel L. Gold has served as a Director of Sterling since December 1995. He is currently a Senior Managing Director of Interbank Capital Group, LLC, an investment banking firm located in New York City. From April, 1996 to September, 1997, Mr. Gold was an Executive Vice President of LT Lawrence & Co., and from March, 1995 to April, 1996, a Managing Director of Fechtor, Detwiler & Co., Inc., a representative of the underwriters for the Company's initial public offering. Mr. Gold was a Managing Director of Furman Selz Incorporated from January 1992 until March 1995. From April 1990 until January 1992, Mr. Gold was a Managing Director of Bear Stearns and Co., Inc. ("Bear Stearns"). For approximately 20 years before he became affiliated with Bear Stearns, he held various positions with Drexel Burnham Lambert, Inc. He is currently a director of Concord Camera Corp., a manufacturer and distributor of cameras ("Concord"); Life Medical Sciences, a biotechnological company ("Life"); BCAM Corporation, a provider of ergonometric services ("BCAM"); and PMCC Financial Corp., a specialty, consumer finance company. He currently serves on the Compensation Committee of each of Concord, Life and BCAM.

       Jay Fabrikant has been actively engaged in the health care field for over 15 years. Mr. Fabrikant, since 1983, has been the President of Medical Development Systems, Inc., a health care consulting firm. Mr. Fabrikant has been the Chairman and Chief Executive Officer of Total Health Systems, a

NASDAQ (NMS) traded firm, Chairman and Chief Executive Officer of Advanced Healthcare Systems, Inc., a New Jersey State Certified Managed Care Organization, President of The New York Health Plan, Inc., and the founder and initial Chairman and Chief Executive Officer of National Health Plan Plus, Inc., a multi-state health, life, disability, and managed care company.
Mr. Fabrikant has also been on several governmental panels for health care regulation.

       Dr. Nicholas Shashati has been the Director of Professional Services of the Company since July, 1992 and, since March 1, 1998, President of VCC. Dr. Shashati earned a Doctor of Optometry degree from Pacific University of California in 1984 and received a Bachelor of Science degree from Pacific University and a Bachelor Science in Biology degree from San Diego State University. Dr. Shashati is licensed as an optometrist in the States of New York, California, Arizona and Oregon. He is Chairperson for the Quality Assurance Committee of the Company, as well as a Practice Management Consultant.

       Charles Raab has been employed by Insight since February 1996 and, in March 1996, was elected as its Chief Financial Officer. Prior to joining Insight, Mr. Raab served as President of Empire Fiscal Management, Inc., since 1986. Prior to Empire, he held CFO positions over a twelve year period with the Osteopathic Hospital and Clinic in Queens, New York and the New York Medical College/Flower Fifth Avenue Hospital in New York City. Mr. Raab holds a Masters Degree in Accounting, a Graduate Degree in Public Health Administration, and an Undergraduate Degree in International Business and Finance.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

       The Registrant's Common Stock has been listed on the Nasdaq National Market System ("Nasdaq") under the trading symbol "ISEE" since December 25, 1995. For the year ended December 31, 1997, the high and low sales prices for the Registrant's Common Stock, as reported on Nasdaq, were $10.88 and $4.50, respectively.

       The approximate number of recordholders of the Registrant's Common Stock at March 20, 1998 was 400.

       Prior to its initial public offering (the "Offering"), the Company was a Subchapter S corporation. In 1992, 1993, 1994, and 1995, the Company paid cash dividends to its shareholders in the aggregate amounts of $124,000, $3,943,000, $6,187,000, and $1,800,000, respectively, and immediately prior to the consummation of its Offering, the Company authorized and declared the payment of a dividend, in the aggregate amount of $1,450,000, to the individuals who were shareholders of the Company immediately prior to the Offering.

       The following table sets forth certain selected information with regard to the high and low trading prices of the Registrant's Common Stock during the year ended December 31, 1997:

                                                      Trading Prices

                                                   High             Low

         Year ended December 31, 1997:

         Quarter ended March 31, 1997              $10.88           $4.50

         Quarter ended June 30, 1997               $ 8.88           $6.25

         Quarter ended September 30, 1997          $ 8.63           $5.63

         Quarter ended December 31, 1997           $ 7.88           $5.50


       The Company has no intention to pay dividends in the foreseeable future.

Item 6.  Selected Financial Data

              SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

       The selected consolidated financial data set forth below for the years ended December 31, 1993, 1994, 1995, 1996, and 1997 were derived from the audited consolidated financial statements of the Company. Systemwide sales and Sterling Store Data is derived from the Company's records and is unaudited. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes appearing elsewhere.

                                                                                        Year Ended
                                                                                        December 31,
                                                          ----------------------------------------------------------------
                                                               1997         1996          1995       1994            1993
                                                              ------       ------         -----      -----           ----
Statement of Operations Data: (1)                              (In thousands except per share data and number of stores)
  Systemwide sales (2)                                       $ 146,333      $131,593     $112,258     $104,16 8     $84,272
                                                             =========      =========    ========     ========      =======
  Net sales - Company-owned stores                           $  24,449      $ 28,477     $ 25,773     $ 27,684      $22,820

  Franchise royalties                                            9,550         7,616        6,891        5,921        4,659
  Net gains and fees from the conveyance of
    Company-owned store assets to
    Franchisees that are:

      Unrelated parties                                          1,462         1,963        2,197        2,832        3,044
      Related parties                                                           -            -             519         -
  Other income (3)                                               2,578         2,287        2,017        1,768        1,468
                                                            ----------    ----------   ----------    ---------    ---------
    Total revenues                                              38,039        40,343       36,878       38,724       31,991
                                                             ---------     ---------    ---------     --------     --------

  Cost of sales                                                  7,524         8,851        6,495        7,590        5,870
  Selling expenses                                              17,965        19,943       16,127       16,414       12,975
  General and administrative expenses                           17,859        16,743       10,529       11,321        6,155
  Provision for Store closings                                   1,336         -            -            -            -
   Amortization of Debt Discount                                 5,916         -            -            -            -
  Interest expense                                               1,601         1,297          831          647          786
                                                             ----------       ---------    --------    -------      -------
          Total costs and expenses                              52,201        46,834       33,982       35,972       25,786
                                                             ----------       ---------    --------    -------      -------
  Income (loss) before provision for income taxes
    and extraordinary item                                     (14,162)       (6,491)       2,896        2,752        6,205
  Provision (benefit) for income taxes (4)                           -        (2,001)       2,129          127          259
                                                             ----------       --------     --------   --------     --------
  Income (loss) before extraordinary item                    $ (14,162)      $(4,490)      $  767      $ 2,625      $ 5,946
                                                             ----------       --------     --------    -------      -------
  Income (loss) per share of common
    stock -  basic and diluted)                               $(  1.02)      $(  .36)      $  .08      $   .26      $   .60
  Weighted average common shares -
     basic and diluted (6)                                      13,883        12,341       10,031        9,963        9,963
                                                             ----------       ---------    --------    -------      -------

Pro forma statement of operations data (unaudited):(1)(5)
  Income before provision for income
    taxes and extraordinary item                                                          $ 2,896      $ 2,752      $ 6,205
  Pro forma provision for income taxes                                                      1,158        1,101        2,482
                                                                                        ---------       ------    ---------
  Pro forma net income before extraordinary item                                          $ 1,738      $ 1,651      $ 3,723
  Pro forma income per share of common
    stock - basic and diluted                                                            $    .17      $    .16     $   .37
  Weighted average common shares -
     basic and diluted  (6)                                                                10,031        10,031      10,031



                                                                     Year Ended
                                                                     December 31,

                                                 1997      1996         1995         1994       1993
                                                ------    -------      ------       ------     -----
                                            (In thousands except per share data and number of stores)
Sterling Store Data:

Company-owned stores bought, opened
  or reacquired                                      7          24          39          14          18
Company-owned stores sold or closed                (19)        (33)         (8)        (19)        (16)
Company-owned stores owned at end of period         50          62          71          40          45
Franchised stores at end of period                 263         257         150         141         126
Same store sales:(7)                              --          --          --          --          --
  Company-owned stores -                      $ 16,801    $ 17,441        --          --          --
                                                   --     $ 15,513     $ 16,050        --          --
                                                   --          --      $ 19,626    $ 19,411        --
                                                   --          --          --      $ 15,903    $ 15,520
  Franchised stores -                         $ 78,734    $ 80,216         --          --          --
                                                   --     $ 73,664     $ 74,453        --          --
                                                   --         --       $ 71,450    $ 69,818        --
                                                                                   $ 52,284    $ 50,378

Average sales per store: (8) (9)

  Company-owned stores                        $    424    $    395    $    659    $    637    $    594
  Franchised stores                           $    478    $    392    $    600    $    586    $    545
Average franchise royalties per franchised
  store (8)                                   $     37    $     43    $     48    $     45    $     41


                                                                                December 31,

Balance Sheet Data :(1)                              1997             1996         1995         1994       1993
                                                   -------          -------      ---------    --------   ------
    Working capital (deficit)                       $ 3,472         $(3,803)     $16,312      $ 1,750    $ 2,653
    Total assets                                     45,843          46,269       46,455       24,186     25,998
    Total debt                                       15,378          15,184       13,900        8,121      7,335
    Shareholders' Equity                             21,271          19,557       22,825       10,517     13,326

--------------------------------

(1) The financial data contained herein does not include information regarding stores previously licensed by IPCO (until such stores were acquired by the Company) since the Company believes that the information pertaining to such stores was not, and is not, material to the Company's results of operations.

(2)  Systemwide sales are unaudited and represent the combined retail sales of

     Company-owned and franchised stores, as well as revenues generated by VCC.

(3) Other income consists primarily of interest income on franchise notes receivable and funds provided by certain Preferred Vendors for the Company's annual convention and regional seminars.

(4) From May 1, 1992, until the consummation of the Company's Offering, the Company operated as an S Corporation for federal and state income tax purposes. As a result, the Company's 1992, 1993, 1994 and 1995 earnings through December 19, 1995, the day prior to the completion of the Company's Offering (at which date the Company's S Corporation status terminated), have been taxed, with certain exceptions, for federal and certain state income tax purposes, directly to the individuals who were shareholders of the Company immediately prior to the consummation of the Offering. The Company authorized and declared the payment of a dividend of $1,450,000, based upon the net income of the Company for the period January 1, 1995 to December 19, 1995, to such individuals immediately prior to the Offering.

(5) Pro Forma Income Statement Data reflect adjustments to the historical income statement data assuming the Company had not elected S Corporation status for income tax purposes. The provision for federal and state income taxes assumes an effective tax rate of 40% for each of the following years: 1992, 1993, 1994 and 1995.

(6) Assumes, as outstanding during the years ended 1993 and 1994, 9,963,495 shares of Common Stock reflecting the 4,506.31-to-one stock split of the Company's outstanding Common Stock as of the date of the Offering; and 12,207,495 shares of Common Stock, reflecting the stock split, for the year ended December 31, 1995. In accordance with FASB #128, as a result of losses from operations for the years ended December 31, 1997 and 1996, the inclusion of employee stock options were anti-dilutive and, therefore, were not utilized in the computation of dilutive earnings per share.

(7) Same store sales represent sales generated by VCC and Company-owned or franchised stores which were open during the entirety of the one-year periods compared and are not necessarily comparable as between one-year periods.

(8) Average sales per store and average franchise royalties per franchised store are computed based upon the weighted average number of Company-owned and franchised stores, respectively, for each of the specified periods. For periods less than a year, the averages have been annualized.


(9) The decline in average sales per store for Company-owned and franchised stores was primarily from the impact of the Benson and DKM stores, which sales volumes were substantially lower than the typical Sterling Store. Excluding the Benson and DKM stores, average sales per store for Sterling Company-owned and franchised stores were $620,000 and $613,000, respectively, for the calendar year ended December 31, 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       All statements contained herein (other than historical facts) including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations, including the operations of the Registrant's subsidiary, Insight, and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. Generally, the words "anticipate", "believe", "estimate", "expects" and similar expressions, as they relate to the Company and/or its management, are intended to identify forward looking statements. Among the factors that could cause actual results to differ materially are the following: [the inability of the Company to obtain a waiver from STI of its failure to comply with certain covenants under its Loan Agreement]; the inability of the Company to enter into third party, managed care provider agreements on favorable terms; the inability of the Company to obtain additional financing to meet its capital needs; competition in the retail optical industry; the ability of the Company to acquire, at favorable prices, retail optical chains; the uncertainty of the acceptance of PRK, a procedure being offered by Insight to correct the vision of individuals experiencing certain degrees of myopia; the availability of new and/or better ophthalmic laser technologies or other technologies that serve the same purpose as PRK; the inability of the Company to finalize favorable agreements with ophthalmologists to utilize the Company's excimer lasers to perform PRK procedures; competition in the PRK market; the Company's ability to successfully operate an ambulatory surgery center which the Company is under negotiation to acquire; and general business and economic conditions.

General Overview

       In July 1992, the Company commenced operations by acquiring substantially all of the assets comprising the retail optical business of IPCO, including the assets then located in 58 company-owned stores, as well as franchise agreements and related documents pertaining to 80 stores then franchised by IPCO.

       The expansion of the Company's franchise system was primarily attributable to the conveyance to franchisees, by the end of 1993, of the assets of 31 of the 58 initially acquired Company-owned stores and the acquisition, in April, 1997, of 30 franchised stores in connection with the Singer Transaction. In October 1993, August 1994, November 1995, and May 1996, respectively, the Company replenished its inventory of Company-owned stores with the acquisition of 16 Company-owned stores as part of the SFSE Merger (which 16 stores were in addition to ten stores then franchised by SFSE), the acquisition of eight of the stores previously licensed by IPCO to Pembridge, the acquisition of 32 Company-owned stores in connection with the Benson Transaction, and the acquisition of 13 Company- owned stores (which 13 stores were in addition to the 75 stores then franchised by VCA) in connection with the VCA Transaction.

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

       Same store sales represent sales generated by Company-owned or franchised stores which were in operation during the entirety of the one-year periods compared.

       Net gains on the conveyance of the assets of Company-owned stores to franchisees vary depending upon the number of stores conveyed to franchisees, the consideration paid for the assets of each such store and the Company's basis (net book value) in the assets of the stores conveyed.

Results of Operations

For the Calendar-Year Ended December 31, 1997 compared to December 31, 1996

         Systemwide sales, which represent combined retail sales generated by Company-owned and franchised stores, as well as revenues generated by VCC, increased by $14,740,000, or 11.2%, to $146,333,000 for the calendar year ended December 31, 1997, as compared to $131,593,000 for the same period in 1996. On a same store basis (for stores that operated as either a Company-owned or franchised store during the entirety of both of the calendar years ended December 31, 1997 and 1996), systemwide sales decreased by $2,773,000, or 2.5%, to $108,094,000 for the calendar year ended December 31, 1997, as compared to $110,867,000 for the same period in 1996. There were 193 stores that operated as either a Company-owned or franchised store during the entirety of both of the calendar years ended December 31, 1997 and 1996.

       Aggregate sales generated from the operation of Company-owned stores decreased by $4,028,000, or 14.1%, to $24,449,000 for the calendar year ended December 31, 1997, as compared to $28,477,000 for the same period in 1996. Such decrease was primarily due to the conveyance of the assets of Company-owned stores to franchisees, as well as the closing of certain Company-owned stores. Historical comparisons of aggregate sales generated by Company-owned stores can become distorted due to the conveyance of Company-owned store assets to franchisees. When Company-owned store assets are conveyed to franchisees, sales generated by such franchised store are no longer reflected in Company-owned store sales; however, the Company receives on-going royalties based upon a percentage of the sales generated by such franchised stores. On a same store basis, aggregate sales generated by Company-owned stores in operation during the entirety of both of the calendar years ended December 31, 1997 and 1996, decreased by $640,000, or 3.7%, to $16,801,000 for the calendar year ended December 31, 1997, as compared to $17,441,000 for the same period in 1996.

       Aggregate sales generated from the operation of franchised stores increased by $18,768,000, or 18.2% to $121,884,000 for the calendar year ended December 31, 1997, as compared to $103,116,000 for the same period in 1996, due primarily to the acquisition of certain franchised stores on: (i) May 30, 1996, from VCA and (ii) April 1, 1997 in connection with the Singer Transaction. On a same store basis, aggregate sales generated by franchised stores in operation during the entirety of both of the calendar years ended December 31, 1997 and 1996, decreased by $1,482,000, or 1.8%, to $78,734,000 for the calendar year ended December 31, 1997, as compared to $80,216,000 for the same period in 1996.

       Aggregate ongoing franchise royalties increased by $1,934,000, or 25.4%, to $9,550,000 for the calendar year ended December 31, 1997, as compared to $7,616,000 for the same period in 1996, due primarily to an increase in the number of Company-owned stores conveyed to franchisees and certain franchised stores acquired in the VCA and Singer Transactions.

       Net gains on the conveyance of the assets of nine Company-owned stores to franchisees decreased by $501,000, or 25.5%, to $1,462,000 for the calendar year ended December 31, 1997, as compared to net gains on the conveyance of the assets of 20 Company- owned stores to franchisees, in the aggregate amount of $1,963,000 for the same period in 1996. Net gains on the conveyance of the assets of Company-owned stores to franchisees vary depending upon the number of stores conveyed to franchisees, the consideration paid for the assets of such stores and the Company's basis (net book value) in the assets of the stores conveyed.

       The Company's gross profit margin increased by .3 percentage points, to 69.2%, for the year ended December 31, 1997, as compared to 68.9% for the same period in 1996. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competition and promotional incentives.

       Selling expenses decreased by $1,978,000, or 9.9%, to $17,965,000 for the calendar year ended December 31, 1997, as compared to $19,943,000 for the same period in 1996, due primarily from the conveyance of the assets of Company-owned stores to franchisees, as well as the closure of certain Company-owned stores.

       General and administrative expenses (including depreciation and provision for doubtful accounts) increased by $1,116,000 or 6.7%, to $17,859,000 for the calendar year ended December 31, 1997, as compared to $16,743,000 for the same period in 1996. This increase was primarily due to the following seven factors: (i) approximately $160,000 in higher occupancy expenses in connection with the Company's relocation, in the second quarter of 1996, of its administrative offices; (ii) approximately $380,000 in costs related to stock options granted to certain consultants to the Company; (iii) approximately $188,000 in costs related to compensation paid to the Company's new President and Chief Operating Officer; (iv) approximately $188,000 in consulting fees paid to a company owned by two of the Company's principal shareholders; (v) approximately $200,000 in costs related to severance compensation paid to three former executives of the Company; (vi) approximately $400,000 in amortization costs related to the Singer Transaction and the shares of Common Stock issued to franchisees during 1996 and 1997; and (vii) an increase in the Company's provision for doubtful accounts, as discussed below. This increase was partially offset by a decrease in administrative costs of approximately $1,300,000 related to the business of Insight. Interest expense, which is included in general and administrative expenses, increased by approximately $304,000, or 23.4%, to $1,601,000 for the calendar year ended December 31, 1997, as compared to $1,297,000 for the same period in 1996, substantially due to the costs related to stock options granted as consideration of certain loans made to the Company by certain of its principal shareholders. The Company's provision for doubtful accounts, which is included in general and administrative expenses, increased by approximately $270,000, or 29.1%, to $1,198,000 for the calendar year ended December 31, 1997, as compared to $928,000 for the same period in 1996, was due primarily to the reduction of the residual value of franchisee notes pledged to Sanwa.

       The Company's loss before income taxes benefit increased by $7,671,000, or 118.2%, to a loss of $14,162,000 for the calendar year ended December 31, 1997, as compared to a loss of $6,491,000 for the same period in 1996. This increase was primarily due to the following five factors:(i) a charge against earnings, in the approximate amount of $5,916,000, the non cash portion which is $5,436,000 as a result of the Company's issuance and sale, in February, 1997, of its Convertible Debentures Due August 25, 1998, which charge is being credited to the Company's paid-in-capital (Shareholders' Equity) over the period of time that the holders thereof actually convert the Debentures into shares of the Company's Common Stock (See Note 15, "Shareholders' Equity"); (ii) approximately $772,000 in lease termination costs related to the closure of eleven Company-owned stores;
(iii) the reduction in the net gains on the conveyance of Company-owned store assets to franchisees; (iv) the increase in general and administrative costs as discussed above; and (v) approximately $564,000 in asset impairment costs. This increase was partially offset by the decrease in selling expenses and the decrease in administrative costs related to the business of Insight.

For the Calendar-Year Ended December 31, 1996 compared to December 31, 1995

         Systemwide sales, which represent combined retail sales generated by Company-owned and franchised stores, as well as revenues generated by VCC, increased by $19,335,000, or 17.2%, to $131,593,000 for the calendar year ended December 31, 1996, as compared to $112,258,000 for the same period in 1995. On a same store basis (for stores that operated as either a Company-owned or franchised store during the entirety of both of the calendar years ended December 31, 1996 and 1995), systemwide sales decreased by $2,459,000, or 2.3%, to $105,630,000 for the calendar year ended December 31, 1996, as compared to $108,089,000 for the same period in 1995. There were 171 stores that operated as either a Company-owned or franchised store during the entirety of both of the calendar years ended December 31, 1996 and 1995.

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

       Net gains on the conveyance of the assets of 20 Company-owned stores to franchisees decreased by $234,000, or 10.7%, to $1,963,000 for the calendar year ended December 31, 1996, as compared to net gains on the conveyance of the assets of eight Company- owned stores to franchisees in the aggregate amount of $2,197,000 for the same period in 1995 (which included the gain on the conveyance of the assets of one store, in the amount of $1,173,000).

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

Liquidity and Capital Resources

       On February 26, 1997, the Registrant entered into Convertible
Debentures and Warrants Subscription Agreements with certain investors in connection with the private placement (the "Private Placement") of units (collectively, the "Units") consisting of an aggregate of $8,000,000 principal amount of Convertible Debentures (collectively, the "1997 Debentures") and an aggregate of 800,000 warrants (collectively, the "Warrants"), each Warrant entitling the holder thereof to purchase one share of the Registrant's Common Stock at a price to be determined in accordance with a specified formula and, for each two Warrants exercised within a specified period of time, an additional warrant (collectively, the "Bonus Warrants") to purchase one additional share of Common Stock at a price of $7.50 per share. The Company used the net proceeds (approximately $7,500,000) of the Private Placement to: (i) repay a portion of the loans made to it by certain principal shareholders of the Company ($1,000,000, together with interest thereon, in the approximate amount of $50,000), and (ii) pay down the Company's revolving line of credit ($1,000,000) with the Chase Manhattan Bank (the "Bank").

       The 1997 Debentures bear no interest and mature on August 25, 1998, at which time, subject to certain conditions, all 1997 Debentures not previously converted and/or redeemed, shall automatically be converted into registered shares of Common Stock. They are convertible at a price per share (the "Conversion Price") equal to the lesser of $6.50 or 85% of the average closing bid price of the Common Stock as reported on Nasdaq for the 5 trading days immediately preceding the date of conversion; provided, however, that the Company has the right to redeem that portion of the Debentures requested to be converted in the event the Conversion Price is $6.00 or less. In such event, the redemption price will be equal to 115% of the face amount of that portion of the 1997 Debentures requested to be converted. The 1997 Debentures were convertible subject to the following limitations: 25% of the original principal amount became convertible beginning on the date of issuance; 50% of the original principal amount became convertible beginning three months after the date of issuance; 75% of the original principal amount became convertible beginning six months after the date of issuance; and the entire original principal amount became convertible beginning nine months after the date of issuance.

       The 1997 Debentures are classified on the Company's Consolidated Condensed Balance Sheet as a current liability. As of December 31, 1997, all of the 1997 Debentures, except those with a carrying amount of $1,652,000, had been converted to Common Stock by the holders thereof; and, as of March 31, 1998, the remaining balance of such 1997 Debentures had been converted.

       Utilizing the conversion terms most beneficial to the purchasers of the Units, the Company has recorded in the accompanying financial statements amortization of debt discount of approximately $5,916,000, which discount is being credited to the Company's paid-in-capital (Shareholders' Equity) over the period of time the holders of the 1997 Debentures actually convert the same to Common Stock. The non-cash portion of the discount is $5,436,000. Accordingly, once all of the 1997 Debentures have been so converted by the holders thereof (March, 1998), such discount will have no effect on the Company's Shareholders' Equity. This amount represents the intrinsic value of the beneficial conversion feature inherent in the conversion rights of the 1997 Debenture, together with the fair market value of the Warrants (with an assumed exercise price of $6.50) and the Bonus Warrants (with an assumed exercise price of $7.50), both applied to the market price of the Company's Common Stock, on the date of issuance, of $8.00 per share, together with the issuance costs of the issuance of the Units. This discount is being amortized, as additional interest expense, over 270 days, the period of the "phase-in" of the conversion period.

       In July 1997, the Company elected, in connection with its Private Placement, to pay to one of the holders of its 1997 Debentures the sum of $460,000, which represented the redemption price for the conversion of $400,000 principal amount of Debentures.

       The Warrants entitle the holders thereof to purchase an aggregate of 800,000 shares of Common Stock at an exercise price per share equal to the lower of $6.50 or the average of the Conversion Price of any 1997 Debentures converted, by the holder, prior to the date of exercise. The Warrants are exercisable until February 26, 2000. If a holder of a Warrant exercises a Warrant at any time during the 2 year period following the effectiveness of the registration statement (referred to below), such holder will receive, for each two Warrants exercised within such time, an additional Bonus Warrant entitling the holder thereof to purchase one additional share of Common Stock at an exercise price of $7.50 per share, which Bonus Warrants will have a term of three years from the date of grant.

       In July 1997, the Company elected, in connection with its Private Placement, to pay one of the holders of its 1997 Debentures the sum of

$460,000 which represented the redemption price for the conversion of $400,000 principal amount of Debentures.

       The Company has filed, and the U.S. Securities and Exchange Commission (the "SEC") has declared effective, a registration statement on behalf of the holders of the 1997 Debentures with respect to all of the shares of Common Stock underlying the 1997 Debentures, the Warrants and the Bonus Warrants, not to exceed, in any event, an aggregate amount equal to 19.999% of the number of shares of Common Stock issued and outstanding on February 26, 1997; and the Company has agreed to maintain the effectiveness of such registration statement until the earlier of: (i) 3 years; and (ii) the date all of the shares underlying the 1997 Debentures have been sold and the Warrants and the Bonus Warrants have been exercised.

       The Company was required to obtain the consent of the Bank to complete the Private Placement and, in connection therewith, the Bank, on February 26, 1997, amended the Company's Term Loan and Revolving Credit Agreement, dated April 5, 1994, as amended, (the "Credit Agreement" which, as of the date of this Annual Report, has been satisfied in full) by: (i) extending the maturity date of the Company's line of credit to May 30, 1997; (ii) requiring a $1,000,000 pay down of the line of credit; (iii) permanently reducing the line of credit by such amount; (iv) granting waivers with respect to the Company's anticipated non-compliance with certain financial covenants contained in the Credit Agreement through February 26, 1997; and (v) amending, for the period ending December 31, 1997, certain financial covenants contained in the Credit Agreement.

       On June 30, 1997, the Company entered into a loan agreement (the "Loan Agreement") with STI Credit Corporation ("STI") that: (i) established, in favor of the Company, a $20,000,000 credit facility to finance a portion of the Company's then existing and future franchise promissory notes receivable; and (ii) funded $10,000,000, (although $1,000,000 [the "Additional Funds"] of the funded amount was withheld pending disbursement and will be disbursed promptly after the Company's satisfaction of a required collateral ratio with respect to such credit facility (less a facility fee equal to two percent of the amount of the loan). Sixty-five percent (65%) of the funded amount is to be repaid by the Company over a term of 60 months, with a final balloon payment at the expiration of the sixty-first month of the term of said loan. The Company granted to STI a first priority, continuing security interest in a substantial portion of its franchise notes and the proceeds related to such notes. A portion of the net proceeds (approximately $6,100,000) of the loan was used to satisfy, pay and discharge, in full, all amounts then due by the Company to: (i) the Bank ($5,035,000, together with accrued interest thereon, in the approximate amount of $37,000); and (ii) certain principal shareholders of the Company ($1,000,000, together with accrued interest thereon, in the approximate amount of $9,000). As a result of the foregoing: (i) the Bank's lien upon, and security interest in, substantially all of the Company's assets

(previously securing the Bank's various loans to the Company) was discharged; and (ii) restrictions previously imposed upon the Company (pursuant to the Credit Agreement) are no longer applicable.

       On October 9, 1997, STI amended the Loan Agreement and disbursed a portion of the Additional Funds to the Company. As of December 31, 1997, the outstanding principal balance of such loan was approximately $8,600,000. Pursuant to the terms of the Loan Agreement, the Company must comply with the following financial covenants: (i) the maintenance of positive, annual net income for each of its calendar years; (ii) working capital of not less than $2 million; (iii) shareholders' equity of not less than $26 million; and (iv) from and after June 30, 1998, a collateral ratio of 1.2 to 1.0. As of December 31, 1997, the Company was not in compliance with the financial covenants described in clauses (i) and (iii) above, although STI subsequently waived such non-compliance in exchange for the Company's agreement to, which Waiver amended the Loan Agreement so as to: (i) waive the Company's compliance with all of its financial covenants until December 31, 1998; (ii) reduced such shareholders' equity requirement to $25 million; (iii) provide for a prepayment penalty of $500,000; and (iv) require the Company to provide certain additional documents to STI, as well as pay certain fees to STI, in the aggregate amount of $70,000.

       On November 6, 1997, The Company entered into a Master Grid Note ("Grid Note") with the Bank that provided the Company with a short-term loan of up to $1,000,000. The maturity date of the Grid Note was February 6, 1998; however, such maturity date was extended, by the Bank, to March 9, 1998, and was paid by the Company on such date (see Note 20 of Notes to Consolidated Financial Statements-Subsequent Events). Interest is calculated on the outstanding principal balance at 3/4 of one percent over the prime rate (approximately 8 1/2% at December 31, 1997) then in effect from time to time. As of December 31, 1997, the outstanding principal balance of the Grid Note was $1,000,000.

       As of December 31, 1997 and December 31, 1996, the Company had $3,472,000 and $(3,803,000), respectively, in working capital, and $334,000 and $868,000, respectively, of cash and cash equivalents. During the twelve months ending December 31, 1998, the Company anticipates having the following capital requirements: renovating one existing Company-owned store; the continuing upgrade of the Company's management information system in conjunction with the A-P Systems being installed in its Company-owned stores, in the aggregate, approximate amount of $250,000; acquiring retail optical stores, subject to the availability of qualified opportunities in furtherance of the Company's business strategy, in amounts that cannot be projected by the Company at this time; and acquiring an ambulatory surgery center, subject to the Company's ability to finalize an agreement to acquire such center.

       The Company experienced negative cash flow from operations during the twelve months ended December 31, 1997 resulting, primarily, from losses attributable to the operations of Insight and a substantial reduction in the Company's accounts payable earlier in the year. By the end of 1997, the following measures were taken by the Company, which management believes will reduce, in the future, the magnitude of the losses it sustained for the calendar year ended December 31, 1997, as well as improve the Company's operations and cash flow: (i) closed or did not renew the leases for 10 of its Company-owned stores; and (ii) reduced a substantial amount of administrative overhead expenses. Based, in part, upon the anticipated financial impact of such measures on the Company's results of operations for the twelve months ending December 31, 1998, the Company anticipates a positive cash flow for such period, although there can be no assurance that such positive cash flow will be obtained.

        In February , 1998, the Company entered into Convertible Debentures and Warrants Subscription Agreements with certain investors in connection with the private placement of units consisting of an aggregate of $3.5 million principal amount of convertible debentures (as amended on March 25, 1998, collectively, the "1998 Debentures") and an aggregate of 700,000 warrants (collectively, the "1998 Warrants"), which 1998 Warrants entitled the holders thereof to purchase up to 700,000 shares of the Company's Common Stock, at a price of $5.00 per share. The Company used the net proceeds (approximately $3.3 million) of the private placement: (i) to repay certain loans previously made to it ($1,700,000), together with interest thereon; and (ii) the balance for general corporate purposes.

       Subsequently to the date of the Company's issuance and sale of the 1998 Debentures and 1998 Warrants, the Company and the Holders thereof (collectively, the "Original Holders"), determined that the issuance and sale of such 1998 Debentures and 1998 Warrants was based upon a certain mutual mistake of the Company and the Original Holders. Accordingly, on April 14,1998, the Company and the Original Holders entered into an Exchange Agreement, effective as of February 17, 1998, pursuant to which the 1998 Debentures were exchanged for $3.5 million Stated Value of a series of the Company's Preferred Stock, par value $.01 per share (the "Stock") and the 1998 Warrants were exchanged for new warrants (the "Warrants"), entitling holders thereof to purchase up to 700,000 shares of Common Stock at a price of $5.00 per share (the "Conversion Price"), until February 17, 2001.

       The Preferred Stock: (i) requires the Company to pay quarterly dividends thereon, commencing May 17, 1998, calculated at the rate of ten (10%) percent per annum; (ii) permits the Company to pay such dividends in registered shares of its Common Stock; (iii) permits the holders thereof, at any time prior to redemption by the Company, to convert all or a portion of the same into shares of Common Stock based upon the Conversion Price: (iv) requires the Company to redeem, in either cash or registered shares of its CommonStock, at the Company's option, all (but not less than all) of the Debentures (at 105% of the then, outstanding Stated Value thereof, based upon the Conversion Price; hereinafter the "Redemption Amount") at any time from and after February 17, 1999 that a registration statement (pursuant to which the Common Stock [into which the Preferred Stock may be converted] has been registered) is effective; (v) permits the Company to redeem all (but not less than all) of the Debentures, in cash and at the Redemption Amount, at any time from and after February 17, 1999; and (vi) provides that from and after February 18, 1999, the Company will be required to pay dividends thereon, until the same are redeemed by the Company, at the rate of twenty-four (24%) per annum.

       Although the Company believes that its financial condition will improve for the twelve months ended December 31, 1998, there can be no assurance that its financial condition will so improve. The Company was not in compliance with certain of its existing financial covenants as contained in its Loan Agreement with STI as of December 31, 1997, although the Company subsequently received a waiver thereof. Although the Company believes that it will be in compliance with such covenants by the end of 1998, there can be no assurance that it will be able to do so and, in such event, STI will have the right to accelerate the payment of the then outstanding principal amount then due under the Company's Loan Agreement with STI. Accordingly, the Company believes that its current cash resources and cash flow from operations would be sufficient to fund its anticipated capital expenditures in 1998.

Impact of Inflation and Changing Prices

       Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe that inflation has had a material effect on sales or results of operations.

Recent Accounting Requirements

       In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement is effective for financial statements issued for periods beginning after December 15, 1997. Management is presently evaluating the effect on the Company's financial reporting form the adoption of this statement and does not expect it to have any material effect.

       In June 1997, the FASB issued SFAS No. 131, "Disclosure about
Segments of an Enterprise and Related Information," SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to the corresponding amounts in the general purpose financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company's operations are presently classified into two principal industry segments:(i) the retail optical segment, whereby the Company owns and operates, as well as franchises a retail chain of optical stores which offer eyecare products and services such as prescription and non-prescription eyeglasses, eyeglass frames, ophthalmic lenses, contact lenses, sunglasses and a broad range of ancillary items; and (ii) the Insight Laser segment, whereby the Company owns and operates a laser surgery center and provides access, for a fee, to affiliated ophthalmologists who utilize Insight's excimer lasers in offering PRK, a procedure performed with such lasers for the correction of certain degrees of myopia. Management is presently evaluating the impact on the Company's financial reporting from the adoption of this statement.

Impact of the Year 2000 Issue

       The Year 2000 Issue is the result of potential problems with computer systems and/or any equipment with computer chips that use dates, where the date has been stored as just two digits (e.g. 97 for 1997). On January 1, 2000, any clock or date recording mechanism (including date sensitive software) which uses only two digits to represent the year, may recognize a date using 00 as the year 1900, rather than the year 2000. This could result in a system failure or miscalculations, causing disruption of operations as such systems may be unable to accurately process certain date-based information.

       The Company has reviewed the Year 2000 Issue with its Management Information Systems's providers and consultants. The Company believes that the Year 2000 Issue will not have a material impact on the operations of the Company since its computer programs were written utilizing four digits to define the applicable year. The Company, however, cannot determine, as of the date hereof, the impact of the Year 2000 Issue on any of its vendors and/or franchisees, which might materially impact the operations of the Company.

Item 8.  Financial Statements and Supplementary Data

                    STERLING VISION, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE YEARS ENDED
                             DECEMBER 31, 1997 AND
                         INDEPENDENT AUDITOR'S REPORT

                               TABLE OF CONTENTS



                                                                                                           PAGE
INDEPENDENT AUDITOR'S REPORT                                                                                27

CONSOLIDATED FINANCIAL STATEMENTS


    Consolidated Balance Sheets as of December 31, 1997 and 1996                                            28

    Consolidated Statements of Operations for the Years Ended December 31, 1997,
    1996 and 1995                                                                                           29

    Consolidated Statements of Shareholders' Equity for the Years Ended
    December 31, 1997, 1996 and 1995                                                                        30

    Consolidated Statements of Cash Flows for the Years Ended December 31, 1997,
    1996 and 1995                                                                                           31

    Notes to Consolidated Financial Statements                                                              33

                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of Sterling Vision, Inc. and Subsidiaries

East Meadow, New York

We have audited the accompanying consolidated balance sheets of Sterling Vision, Inc. and Subsidiaries (the "Company") as of December 31, 1997 and December 1996 and the related statements of operations, shareholders' equity, and cash flows for the three years ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sterling Vision, Inc. and Subsidiaries as of December 31, 1997 and December 31, 1996 and the results of its operations and its cash flows for the three years ended December 31, 1997, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
New York, New York


April 15, 1998

                    STERLING VISION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                                          December 31,
                                                                                        1997          1996
                                                                                       ------        -----
      A S S E T S

Current assets:

  Cash and cash equivalents                                                           $   334      $     868
  Accounts receivable, net of allowance for
    doubtful accounts of $514 and $557, respectively                                    8,446          7,911
  Franchise and other notes receivable - current                                        3,301          3,375
  Inventories                                                                           3,310          3,678
  Due from related parties - current                                                      110            124
  Prepaid expenses and other current assets                                               516            883
                                                                                  -----------      ---------
      Total current assets                                                             16,017         16,839

Property and equipment, net                                                             9,903         10,818

Franchise and other notes receivable - net of allowance

       for doubtful accounts of $562 for 1997 and 1996                                 14,884         16,089

Excess of cost over fair value of assets acquired                                       2,957            594
Restricted cash                                                                           550             50

Other assets                                                                            1,532          1,879
                                                                                   ----------       --------

        TOTAL                                                                         $45,843        $46,269
                                                                                      =======        =======

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:


  Current portion of long-term debt                                                   $ 3,477        $ 9,151
  Convertible debentures due August 25, 1998                                            1,652           -
  Notes Payable - shareholders and directors                                             -             2,000
  Accounts payable and accrued liabilities                                              6,579          8,267
  Franchise related obligations - current                                                 837          1,224
                                                                                   ----------        -------
      Total current liabilities                                                        12,545         20,642

Long-term debt                                                                         10,249          4,033
Deferred franchise income                                                                  96            328
Excess of fair value of assets acquired over cost                                       1,362          1,709
Lease termination costs                                                                   320          -

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value per share;
    authorized 5,000,000 shares                                                            -            -
  Common stock, $.01 par value per share; authorized
   28,000,000 shares; issued 13,927,227 in 1997 and
   12,387,535 in 1996                                                                     139            124
  Additional paid-in capital                                                           40,843         24,982
  (Deficit)                                                                           (19,711)        (5,549)
                                                                                   -----------      ---------
                                                                                   $   21,271        $19,557
                                                                                   ----------        =======

      TOTAL                                                                          $ 45,843         $46,269
                                                                                     ========         =======


The accompanying notes are an integral part of the consolidated financial statements.

                    STERLING VISION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands, Except Per Share Data)

                                                                      For the year ended
                                                                        December 31,

                                                                1997         1996         1995
                                                             ---------    ---------   ----------

Systemwide sales (Unaudited-See Note 12)                     $ 146,333    $ 131,593    $ 112,258
                                                             =========    =========    =========
Revenues:
   Net sales - Company owned stores                          $  24,449    $  28,477    $  25,773
   Franchise royalties                                           9,550        7,616        6,891
   Net gains and fees from the conveyance of Company-owned
     assets to franchisees                                       1,462        1,963        2,197
     Other income                                                2,578        2,287        2,017
                                                             ---------    ---------   ----------
Total Revenue                                                $  38,039    $  40,343    $  36,878
                                                             ---------    ---------   ----------

Costs and expenses:

    Cost of sales                                                7,524        8,851        6,495
    Selling expenses                                            17,965       19,943       16,127
    General and administrative expenses                         17,859       16,743       10,529
    Provision for store closings                                 1,336         --           --
    Interest expense                                             1,601        1,297          831
   Amortization of debt discount                                 5,916         --           --
                                                             ---------    ---------   ----------
Total Costs and Expenses                                        52,201       46,834       33,982
                                                             ---------    ---------   ----------

(Loss) income before (benefit from) provision for
    income taxes                                               (14,162)      (6,491)       2,896
(Benefit from) provision for  income taxes                        --         (2,001)       2,129
                                                             ---------    ---------   ----------

Net (loss) income                                            $ (14,162)   $  (4,490)   $     767
                                                             =========    =========   ==========


Net  (loss) income per common share - basic and diluted      $   (1.02)   $    (.36)  $      .08
                                                             =========    =========   ==========

Pro forma statement of operations data (unaudited):
Income before provision for
 income taxes                                                                         $    2,896
Provision for income taxes                                                                 1,158

Net income                                                                            $    1,738
                                                                                      ==========

Earnings per common share- basic and diluted                                           $    .17
                                                                                       ========


The accompanying notes are an integral part of the consolidated financial statements.

                    STERLING VISION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (Dollars in Thousands, Except Number of Shares)

                                                                            Stock       Additional     Retained       Total
                                                 Common Stock           Subscription      Paid-In      Earnings   Shareholders'
                                              Shares         Amount       Receivable       Capital     (Deficit)     Equity
                                              ------         ------     ------------    ----------     --------   --------------
Balance - December 31, 1994                      2,211        1,211    $      (56)   $    7,938    $    1,424    $   10,517
Capitalization of additional corporations                         6            (6)         --            --            --
Stock Split                                  9,961,284       (1,055)                      1,055          --            --
Contribution of subsidiaries                                    (62)          --           --            --            --
Issuance of 2,200,000 common
   Shares in a public offering and
   44,000 shares to legal consultants        2,244,000           22          --          14,791                      14,791

Distributions                                     --           --            --            --          (3,250)       (3,250)
Net income                                        --           --            --            --             767           767
                                            ----------   ----------    ----------    ----------    ----------    ----------

Balance - December 31, 1995                 12,207,495   $      122    $     --      $   23,762    $   (1,059)   $   22,825
                                            ==========   ==========    ==========    ==========    ==========    ==========

Issuance of 100,000 common shares
in an over-allotment from the public
offering and 80,040 shares to
Franchisees                                    180,040            2          --           1,220          --          1,222
Net loss                                          --           --            --            --         (4,490)       (4,490)
                                            ----------   ----------    ----------    ----------    ----------    ----------
Balance - December 31, 1996                 12,387,535   $      124          --      $   24,982    $  (5,549)    $  19,557
                                            ==========   ==========    ==========    ==========    ==========    ==========

Issuance of  common
shares in exchange for debt                    144,916            1          --             973        --              974
Issuance of common shares
related to an acquisition                      305,747            3          --           2,293        --            2,296
Issuance of common shares
to franchisees                                   4,002         --            --              30        --               30
Issuance of shares upon
conversion of debentures                     1,085,027           11          --           6,348        --            6,359
Debt discount                                     --           --                         5,436        --            5,436
Non-employee stock options                        --           --            --             781        --              781
Net Loss                                          --           --         (14,162)                   (14,162)      (14,162)

                                            ----------   ----------    ----------    ----------    ----------    ----------
Balance - December 31, 1997                 13,927,227   $      139          --      $   40,843    $  (19,711)   $   21,271
                                            ==========   ==========    ==========    ==========    ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

                    STERLING VISION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                                 For the year ended
                                                                                    December 31,

                                                                          1997      1996         1995
                                                                        -------   ---------     ------
Cash flows from operating activities:

   Net (loss) income                                                  $(14,162)   $ (4,490)    $   767

   Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

          Depreciation and amortization                                  2,310       1,481         793
          Allowance for doubtful accounts                                1,198         928         584
          Net gain from the conveyance
          of Company-owned assets
             to franchisees                                             (1,131)     (1,610)     (1,907)
          Deferred income taxes payable                                   --        (2,082)      1,968
          Accrued interest                                                  84         121        --
          Amortization of fair value of assets acquired over cost         (347)       (231)       --
          Amortization of debt discount                                  5,436        --          --
          Stock options charged to expense                                 781        --          --
   Changes in certain assets and liabilities:

             Accounts receivable                                          (477)     (4,541)     (1,400)
             Inventories                                                   368       1,168        (957)
             Prepaid expenses and other
               current assets                                              375        (478)       (238)
             Other assets                                                  223          50        (666)
             Accounts payable and accrued liabilities                   (1,988)        778       2,012
             Franchise related obligations                                (387)        400         202
             Deferred franchise income                                    (232)        328        --
             Reserve for store closings                                    320        --          --

                                                                      --------    --------    --------
Net cash (used in) provided by operating activities                   $ (7,629)   $ (8,178)   $  1,158
                                                                      --------    --------    --------
Cash flows from investing activities:
   Acquisition, net of cash acquired                                      --        (4,150)     (2,396)
   Franchise notes receivable issued                                    (2,658)     (3,901)     (4,764)
   Repayment of franchise and other notes receivable                     2,756       1,887       2,319
   Purchase of property and equipment                                   (1,992)     (5,607)     (4,187)
   Conveyance of property and equipment                                  2,517       3,536       2,548
                                                                      --------    --------    --------
Net cash provided by (used in) investing activities                   $    623    $ (8,235)   $ (6,480)
                                                                      --------    --------    --------


                                                       Continued on next page

The accompanying notes are an integral part of the consolidated financial statements.

                    STERLING VISION, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                            (Dollars in Thousands)

                                                               For the year ended
                                                                   December 31,
                                                           1997        1996        1995
                                                         --------    --------    --------
Cash flows from financing activities:
   Sale of common stock and other capital contributions         0    $    625    $ 14,791
   Borrowings under STI Loan Agreement                      9,500        --          --
   Repayment on STI Loan Agreement                         (1,380)       --          --
   Borrowings under Chase Credit Agreement                  1,000         225       2,575
   Repayment on Chase Credit Agreement                     (7,015)       --          --
   Payments on other debt                                  (3,173)     (2,984)     (2,138)
   Issuance of convertible debenture                        7,540        --          --

Borrowings of other debt                                     --         3,922       5,342
   Distributions to shareholders                             --          --        (3,250)
                                                         --------    --------    --------

Net cash provided by (used in) financing activities      $  6,472    $  1,788    $(17,320)
                                                         --------    --------    --------


Net (decrease) increase in cash and
   cash equivalents                                          (534)    (14,625)     11,998

Cash and cash equivalents -
   beginning of period                                        868      15,493       3,495
                                                         --------    --------    --------

Cash and cash equivalents -
   end of period                                         $    334    $    868    $ 15,493
                                                         ========    ========    ========

Supplemental disclosure of cash flow information:

Cash paid during the period for:

   Interest                                              $  1,226    $  1,232    $    753
                                                         ========    ========    ========

   Taxes                                                 $     57    $    579    $    274
                                                         ========    ========    ========

Acquisitions, net of cash acquired:

   Working capital, other than cash                      $   (231)   $    807    $  1,227
   Property, plant and equipment                              200         600         800
   Excess of cost of assets acquired over fair value        2,541        --          --
     Excess of fair value of assets acquired over cost       --        (1,940)       --
   Other assets                                              --          --           369
    Franchise Notes                                          --         4,683        --
   Common Stock Issued                                     (2,510)       --          --
                                                         --------    --------    --------
   Acquisitions, net of cash acquired                           0    $  4,150    $  2,396
                                                         ========    ========    ========


The accompanying notes are an integral part of the consolidated financial statements.






                    STERLING VISION, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (In Thousands, Except Number of Shares, Number of Stores, and Per Share Data)

NOTE 1  - BUSINESS ORGANIZATION:

        Sterling Vision, Inc. ("SVI") was incorporated under the laws of the State of New York in January 1992 and , in February 1992, purchased substantially all of the assets (the "IPCO Acquisition") of Sterling Optical
Corp., f/k/a IPCO Corporation ("IPCO"), a New York corporation then a debtor-in-possession under Chapter 11 of the U. S. Bankruptcy Code.

       Sterling Vision, Inc. ("SVI") and its subsidiaries (collectively, the
"Company"), are engaged in operating and franchising retail optical stores.
Substantially all revenues result from the sale of optical products or the rendering of eye examinations at store locations operated by the Company or its franchisees. In June 1996, the Company commenced the operations of Insight
Laser Centers, Inc. ("Insight") to develop and/or manage a chain of eyecare centers offering Photorefractive Keratectomy ("PRK").

       In October 1993, SVI acquired, through a merger, 26 retail optical stores (both company operated and franchised) operating under the name "Site for Sore Eyes" ("SFSE") and located in Northern California (the "SFSE
Merger"). In connection with the SFSE merger, the Company also acquired
VisionCare of California (" VCC"), a specialized health care maintenance organization licensed by the California Department of Corporations under the California Knox Keene Health Care Service Plan Act of 1975.

       On November 7, 1995, Sterling Vision BOS, Inc. ("BOS"), a subsidiary of
SVI, acquired, pursuant to a United States Bankruptcy Court Order, substantially all of the assets of OCA Acquisition Corp., Benson Optical Co., Inc., and Superior Optical Company, Inc. (collectively, "Benson") consisting principally of store cash, account receivable, inventory, furniture and fixtures, equipment and store leases for 98 locations (the "Benson
Transaction"), subject to its right, in its sole discretion, to reject the lease for any such location on or before December 6, 1995; provided that any such rejection would not result in any purchase price adjustment. As of December 6, 1995, BOS rejected the leases for 66 of such locations and assumed the leases for the remaining 32 locations. Payment of the purchase price consisted of approximately $1,570,000 in cash, as well as the forgiveness of all sums then due by Benson to Benson Eyecare Corporation ("BEC"), which the Company purchased from BEC in exchange for a Subordinated Debenture (see
Footnote 15 Shareholders Equity) in the original principal amount of $5,900,000 and then having a discounted present value of approximately
$826,000. The sums forgiven represent the notes receivable and accounts receivable in favor of BEC and acquired by the Company from BEC in exchange for said Convertible Debenture. On November 15, 1995, the Company entered into a one year non-compete and consulting agreement with one of the principals of Benson for aggregate consideration of $150,000 which was included in the purchase price. This transaction has been accounted for as a purchase, in accordance with APB 16 and 17, with allocations made based upon the estimated fair market value of the assets acquired.

       On May 30, 1996, SVI, through its wholly-owned subsidiary, Sterling
Vision DKM, Inc. ("DKM"), acquired all of the retail optical assets, other than leases (which leases were assigned to the Company in three separate agreements), of Vision Centers of America, Ltd., D & K Optical, Inc., Monfried
Corporation and Duling Finance Corporation (collectively, "VCA"), which assets were subject to a lien in favor of Norwest Investment Services, Inc.
("Norwest") (the "VCA Transaction"). Norwest was entitled to exercise its rights as a secured creditor of VCA as a result of VCA's default with respect to its obligations to Norwest. The assets acquired consisted primarily of inventory, the fixed assets of 13 company-owned and operated retail optical stores, the fixed assets of an ophthalmic lens manufacturing facility and the assets located at several warehouses, general intangibles (other than store leases) including franchise agreements, promissory notes and accounts receivable related to approximately 75 franchised retail optical storses.

 DKM purchased the assets at a private foreclosure sale subject to certain liens, claims and encumbrances; however, Norwest indemnified DKM for certain of such liens, claims and encumbrances. In addition, VCA assigned to DKM all of its right, title and interest in and to each of the store leases in exchange for DKM's payment to VCA of $50,000 and the assumption of all of the obligations under such store leases, subject to DKM's right, in its sole discretion, to reject the lease for any such locations on or before September
30, 1996. DKM also subsequently purchased from a bank, for the approximate sum of $111,000, all of such bank's right, title and interest in and to certain additional prior liens, held by such bank, against VCA's inventory, accounts receivable and franchise agreements. This transaction has been accounted for as a purchase in accordance with APB 16 and 17, with allocations made based upon the estimated fair market value of the assets acquired.

       On April 1, 1997, SVI acquired all of the issued and outstanding shares of the capital stock of Singer Specs, Inc., a Delaware corporation, and certain of its wholly-owned subsidiaries (collectively, "Singer"), pursuant to the terms of a certain Agreement and Plan of Reorganization, dated February
19, 1997 (the "Singer Agreement"), between the Company and the owners
(collectively, the "Singer






Shareholders") of all of such capital stock of Singer Specs, Inc. As of the closing, Singer was the: (i) operator of four retail optical stores
(collectively, the "Singer Company Stores"); (ii) franchisor of an additional, approximately27 other retail optical stores, all of which company operated and franchised stores are located in the States of Pennsylvania, Delaware, New
Jersey and Virginia, and a store that opened in the U.S. Virgin Islands in July 1997; and (iii) owner of a commercial building (the "Building") located in Philadelphia, Pennsylvania (collectively, the "Singer Transaction").

       The Singer Agreement provided for the Singer Shareholders to convey all of said capital stock to the Company, free and clear of any and all claims, liens and/or encumbrances, in exchange for shares of the Company's Common
Stock, subject to certain post closing adjustments.

       The Singer Agreement provided: (i) that the assets of each of the Singer Company Stores be conveyed to corporations owned by one or more of the Singer Shareholders, which entities, simultaneously with the closing, each entered into a Sterling Optical Center Franchise Agreement; (ii) for the pledge, by the Singer Shareholders, of all of their shares of Common Stock, to secure their obligations under the Singer Agreement; (iii) that the Singer

Shareholders be restricted from selling a portion of their shares of said
Common Stock, all as more particularly set forth in the Singer Agreement; (iv) for the requirement that the Company, under certain circumstances, pay to the Singer Shareholders the difference between the market price of its Common
Stock (upon which the purchase price was calculated) and the selling price
(net of 50% of commissions) of any such shares sold by the Singer
Shareholders; and (v) the possible recapture, by the Company, of up to 12,192 shares of the Common Stock issued to the Singer Shareholders in the event all of the Singer franchisees did not, within a specified period of time after the closing, convert their existing Singer Franchise Agreement to the Company's then current form of Franchise Agreement. This transaction has been accounted for as a purchase, effective April 1, 1997, in accordance with APB 16 and 17, with allocations made based upon the estimated, fair market value of the assets acquired. Franchise agreements are being amortized over a period of ten years.

       The Company, under the terms of the Singer Agreement, paid to the Singer Shareholders approximately $143,000, which represented the difference between the market price of its Common Stock (upon which the purchase price for the capital stock of Singer was calculated) and the selling price (net of 50% of commissions) generated from their sale of approximately 100,000 shares of the Company's Common Stock.

       The following table reflects the unaudited pro forma combined results of operations of the Company, assuming that the acquisition of Singer had taken place on January 1, 1996.

(Dollars in thousands, except per
      common share amounts)


                                                                      Twelve Months Ended
                                                                         December 31,

                                                                      1997             1996
                                                                     -----             ----
Revenues                                                           $38,240          $41,141
                                                                  =========         ========
Loss before provision for
   income taxes and extraordinary item                            $(14,029)         $(5,927)
Benefit from income taxes                                            -               (2,001)
Net loss                                                          $(14,029)         $(3,926)
                                                                  =========         ========
Net loss per Common Share-basic and undiluted                   $    (1.01)       $    (.32)
                                                                ===========       ==========


NOTE 2  - INITIAL PUBLIC OFFERING:

          Reorganization


          In December 1995, SVI issued 2,200,000 shares of its Common Stock at
$7.50 per share in an initial public offering (the "Offering"). Proceeds from the Offering as of December 31, 1995, net of commissions and other related expenses totaling






$1,855,000, were $14,791,000.

           Immediately prior to the Offering, the Company effected a 4,506.33:1 stock split (subject to rounding upward in the case of any fractional shares held by any shareholder) in the form of a Common Stock dividend. In addition, the shareholders of the Company approved an amendment to SVI's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 5,000, no par value, to 33,000,000 shares, of which 28,000,000 are Common Stock, par value $.01 per share, and 5,000,000 shares are Preferred Stock, par value $.01 per share. All share and per share data included in these financial statements have been restated to reflect the stock split.

           As part of the Offering, the Company issued 44,000 shares of Common
Stock to certain legal consultants to the Company in consideration for past services rendered to the Company in connection with the Company's 1992 acquisition of IPCO Corporation ("IPCO). The Company capitalized the sums not previously expressed, in the amount of $175,000, which sum is being amortized over seven years.

           The Company issued 4,002 and 80,040 shares of its Common Stock during the calendar years ended December 31, 1997 and December 31, 1996, respectively, to the franchisees of those franchised stores in existence on the date of the consummation of the Offering, in consideration of future performance in accordance with the terms of their respective Franchise
Agreements. The fair value of such shares is being amortized over the vesting period of three years.

NOTE 3  - SIGNIFICANT ACCOUNTING POLICIES:

          Principles of Consolidation

          The consolidated financial statements include the accounts of SVI and its subsidiaries, all of which are wholly owned.

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

         Interest earned on franchise notes receivable is recorded as earned and is included in other income. Gains or losses from the conveyance of Company-owned store assets to franchisees are recognized upon closing, net of applicable reserves for collectibility.

          Allowance for possible losses

        The Company follows Statement of Financial Accounting Standards
("SFAS") No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a
Loan". SFAS 114 defines impairment as the probability that all amounts due under a loan agreement will not be collected according to the contractual terms, and requires the valuation of impaired loans based on either the present value of expected future cash flows, discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. The Company measures the impairment of its notes receivable based upon the fair market value of the underlying collateral, which is determined on an individual note basis. In arriving at the fair market value of the collateral, numerous factors are considered, including market evaluations of the underlying collateral and franchise fees collected from the franchisee, less selling costs, discounted at market discount rates.
If, upon completion of the valuations, the fair market value of the underlying collateral securing the impaired note is less than the recorded investment in the note, an allowance is created with a corresponding charge to expense. The adequacy of the allowance is predicated on the assumption that the Company will be able to hold these assets, dispose of them, and realize the fair market value of these assets in the ordinary course of business. Adjustments may be necessary in the event that effective interest rates, future performance, economic conditions or other relevant factors vary significantly from those assumed in estimating the allowance for possible losses. The existing allowances will be either increased or decreased based upon future valuations, with a corresponding increase or reduction in the provision for note losses.

           Cash and cash equivalents

           Cash and cash equivalents includes cash and any investment with a maturity of 90 days or less.

           Fair value of financial instruments


           At December 31, 1997 and 1996, the carrying value of financial instruments, such as cash and cash equivalents, accounts receivables and credit facilities, approximated their fair value, based on the short-term maturities of these instruments.

           Inventories

           Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value, and consist primarily of contact lenses, ophthalmic lenses, eyeglass frames and sunglasses.

           Earnings per share

           Effective December 15, 1997, the Financial Accounting Standards
Board issued Statement No. 128, "Earnings per Share". Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will be excluded from basic earnings per share but included in the computation of diluted earnings per share. All earnings per share amounts have been restated so as to comply with Statement No. 128.

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

           Income taxes

           The Company accounts for income taxes in accordance with SFAS
109, "Accounting for Income Taxes". Under SFAS 109, a deferred tax liability or asset is recognized for the estimated future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements, and their respective tax bases.

           Accounting estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

           Amortization of debt discount

           At the March 13, 1997 meeting of the Emerging Issues Task Force, the staff of the Securities and Exchange Commission (the "SEC") issued an announcement regarding accounting for the issuance of convertible debt securities. The announcement dealt with, among other things, the belief, by the SEC, that any beneficial conversion features on future conversions of debt securities increase the effective interest rate of the securities and should, therefor, be reflected as a charge to earnings. During the quarter ended March
31, 1997, the Company issued $8 million principal amount of its Convertible
Debentures Due August 25, 1998 (the "Debentures"), which Debentures provide for conversion features that permit the holders thereof to convert their Debentures to shares of the Company's Common Stock at a discount from the market price at the time the Debentures were issued (see Note 15). Although the date of this pronouncement was subsequent to the Company's issuance of the Debentures, it is the Company's opinion that the SEC intended this announcement to apply retroactively.








           Amortization of intangibles

           Debt issuance costs are amortized over the life of the applicable financing agreement. Excess of cost over net assets acquired, in the approximate amount of $2,500,000, is being amortized over ten years. Deferred leasing costs are amortized over the remaining life of the lease. Excess of fair value of assets acquired over cost is being amortized over five years.
All amortization is on a straight line basis.

       Pro forma tax provision  (unaudited)

       The unaudited pro forma income tax provision presented for the year ended December 31, 1995 was prepared assuming an effective combined federal and state tax rate of 40%.

       Accounting for long-lived assets

       Effective for the calendar year ended December 31, 1996, the Company adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The Company has recorded an asset impairment loss for the year ended December 31, 1997 (see Note 6 -
Property and Equipment).

       Recent Accounting Requirements

       In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive
Income." This statement is effective for financial statements issued for periods beginning after December 15, 1997. Management is presently evaluating the effect on the Company's financial reporting requirements from the adoption of this statement, and does not expect that it will have any material effect.

       In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information, "SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to the corresponding amounts in the general purpose financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management is presently evaluating the impact on the Company's financial reporting requirements from the adoption of this statement.

       Reclassifications

       Certain reclassifications have been made to the prior period financial statements in order to maintain consistency for comparative purposes. These reclassifications had no effect on the net income for any period.

NOTE 4 - INCOME TAXES:

       For periods prior to the Offering, the Company was an S Corporation for federal tax purposes and in certain state tax jurisdictions. The Company's income for such periods was included in the individual income tax returns of the Company's shareholders. Accordingly, the tax provisions for such periods reflect only state and local taxes in those jurisdictions not recognizing S
Corporation status.

       The Company's status as an S Corporation was terminated as a result of the Offering. Consequently, in accordance with SFAS 109, a deferred tax liability was recognized for the estimated future tax effect of temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases. Such taxes, which prior to the Offering would have been paid by such shareholders, became a future obligation of the Company. Substantially all of the tax provision for the calendar year ended December 31, 1995 is attributable to this deferred tax liability.








       A reconciliation of the income tax expense (benefit) is as follows:

                                                                         1997               1996               1995
                                                                         ----               ----               ----
             Current:

                 Federal                                         $       0             $      -             $    -

                 State and Local                                         0                    81                161
                                                                   ----------          ---------             ------


                                                                         0                    81                161
                                                                   ----------          ---------             ------

             Deferred:

                 Federal                                                 0                 (1,770)             1,770

                 State and Local                                         0                   (312)               198
                                                                    ---------            --------            -------
                                                                         0                 (2,082)             1,968
                                                                   ----------            --------            -------

                   Total                                            $    0                $(2,001)            $2,129
                                                                    =========             =======             ======

       The appropriate tax effect of each type of temporary difference and carryforward that gives rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                                         1997               1996
                                                                         ----               ----
Deferred tax asset:
   Net operating loss                                                $  6,322            $ 2,856
   Other temporary differences                                            585                481
                                                                     --------            -------
   Subtotal                                                             6,907              3,337
   Valuation allowance                                                 (4,195)              (905)
                                                                      --------           --------

                                                                        2,712              2,432
                                                                     ========            =======
Deferred tax liability:
Deferred gain on conveyance of assets to franchisees                  $ 2,712            $ 2,432
                                                                     --------            -------

                                                                        2,712              2,432
                                                                      -------              -----
Net deferred tax asset / (liability)                                  $    0             $     0
                                                                      =======            =======

       Under SFAS 109, the Company cannot recognize a deferred tax asset for the future benefit of its net operating loss carryfowards unless it concludes that it is "more likely than not" that the deferred tax asset would be realized. Although the Company believes it has taken measures to improve the financial performance of the Company in 1998, the Company has recorded a full valuation allowance against its otherwise recognizable deferred tax asset until such time that the Company demonstrates profitability, which would enable it to realize such deferred tax asset.


       At December 31, 1997 the Company had a net operating loss carryforward of approximately $16,500,000 available to offset future taxable income. The net operating loss carryforward expires in varying amounts through 2,012 and may be limited in certain circumstances.








       A reconciliation between the statutory Federal income tax rate and the effective income tax rate based on continuing operations is as follows:



                                                                            1997         1996        1995
                                                                            ----         ----        ----
               Statutory Federal income tax rate                            (34)%        (34)%         34%

               State and local income taxes, net of
                  Federal tax benefit                                       (5)           (5)           6

               Reduction in tax liability due to status
                  Federal and certain state taxes as
                  Subchapter S Corporation for

                                                                             -            -          (35)

                  Amortization of debt discount                             15            -            -

               Change in the effective tax rates applicable to
                  the recognition of a deferred tax liability due
                  to termination of Subchapter S election in
                  conjunction with the Offering                            -             -            69
                                                                          ----         ----           --

               Valuation Allowance                                          24            8           -
                                                                           ---          ---          --

                Effective income tax rate                                     0%         (31)%         74%
                                                                             ==          ===           ==


NOTE 5 - NOTES RECEIVABLE:

               Notes receivable consist of the following:



                                                                                       As of
                                                                                     December 31,

                                                                                   1997        1996
Franchise notes held by the Company                                              $17,649    $18,500

Sanwa notes - net residual on franchise notes held
              as collateral                                                          883      1,325

CIT notes accumulating interest at 9.5%                                              325        325

                                                                                  18,857     20,150

               Less allowance for doubtful accounts                                 (562)      (562)
                                                                                ---------  ---------
                                                                                  18,295     19,588
               Less current portion                                               (3,411)    (3,499)
                                                                               ----------   -------
                                                                                $ 14,884    $16,089
                                                                                ========    =======


       Company held franchise notes receivable consist primarily of purchase money notes relating to Company-financed conveyances of Company store asset, to franchisees, as well as certain franchise notes receivable acquired by the Company, and are secured by the underlying assets of the franchised store in question, as well as, in most instances, personal guarantees of the principal owners of the franchise. Interest is charged at various rates, commensurate with the year of issue. Complete collection of these receivables is expected by September 2004.

       The residual value of franchise notes receivable represent notes acquired from IPCO and are currently being held as collateral by Sanwa Business Credit Corporation ("Sanwa") and The CIT Group/Equipment Financing Inc. ("CIT") securing obligations incurred by IPCO, which obligations the Company did not assume. The collateral held by CIT was scheduled to be returned to the Company on or about July 2000. However, the Company's residual value of the cash collateral and franchise notes pledged to CIT have been reduced due to the application, by CIT, of such collateral to offset certain franchise note forgiveness. The collateral held by Sanwa is the subject of litigation between Sanwa and the Company. The Company maintains that it is entitled to the residual value of such franchise notes pledged to Sanwa by IPCO, and that the carrying amount thereof is collectible. However, such litigation makes the Company unable to estimate the date that such residual value will be returned to it.

    Franchise Notes Receivable of approximately $12,400,000, at December 31, 1997, are pledged in connection with the STI Credit Agreement (see Note 9 -
Debt).

Valuation and Qualifying Accounts

    Accounts and Notes Receivable are shown in the Consolidated Balance Sheets net of allowance for doubtful accounts.

    Accounts Receivable

                                                 Years Ended December
                                               1997     1996       1995
                                               ----     ----       ----
    Balance, beginning of year                 $557     $422       $356
    Charged to Expense                          756      928        267
    Reductions, principally write-offs         (799)    (793)      (201)
                                               -----    -----      -----
    Balance, end of year                       $514     $557       $422
                                               ====     ====       ====

    Notes Receivable

                                                 Years Ended December
                                               1997     1996       1995
                                               ----     ----       ----
    Balance, beginning of year                 $562     $712     $3,612
    Charged to Expense                          442     -           584
    Reductions, principally write-offs         (442)    (150)    (3,484)
                                               -----  -------    -------
    Balance, end of year                      $ 562    $ 562       $712
                                             ======   ======      =====

NOTE 6  -     PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                              As of                  Estimated
                                            December 31,               Useful
                                        1997         1996              Lives
                                       -------      ------           ---------

Furniture and fixtures                 $ 1,361      $1,383           7    years

Machinery and equipment                  9,595       8,889           5-7 years

Leasehold improvements                   3,274       3,234           10  years*

                                      --------     -------

                                        14,230      13,506

  Less accumulated depreciation         (4,327)     (2,688)
                                       --------    -------

                                       $ 9,903     $10,818
                                       =======     =======


*Useful lives of leasehold improvements are the lesser of the asset's useful life or the term of the lease of the property in which such leasehold improvements were made.

       Effective for the calendar year ended December 31, 1996, the Company adopted SFAS 121, which requires that long-lived assets and certain identifiable intangibles to be held and used by the Company, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets exceeds the expected cash flows associated with such assets and may not be recoverable.

       As of December 31, 1997, the Company identified certain long-lived assets, principally Company-owned stores, where there has been, or there is expected to be, a change in circumstances which would affect the recoverability of such long-lived assets. The Company has closed or will be closing certain of its Company-owned stores; and, as such, the Company has recorded a provision for closed stores of $1,336,000. Such amount includes $564,000 in asset impairment costs in accordance with SFAS 121, and $772,000 in lease termination costs, of which $452,000 in lease termination costs are included in current liabilities, and $320,000 is included in non- current liabilities. In 1996 and 1995 costs related to closed stores were not significant.

NOTE 7  -     OTHER ASSETS:

       Other assets consist of the following components:

                                                                As of
                                                           December 31,

                                                        1997             1996
                                                       -----            -----

             Deposits and escrows                     $   377      $   456

             Unamortized capitalized debt closing
               costs                                      201           58

             Other                                        954        1,365
                                                     --------   ----------
                                                       $1,532       $1,879
                                                     ========   ==========
NOTE 8  -      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

               Accounts payable and accrued liabilities consist of the following:

                                                       1997           1996
                                                      ------         -----

               Accounts payable                       $4,591         $6,742
               Accrued rent                              418            408
               Accrued payroll and fringe benefits       502            417
               Lease termination costs                   453          -
               Other accrued expenses                    615            700
                                                     -------       --------

                                                      $6,579         $8,267
                                                    ========       ========

NOTE 9 - DEBT:

       Principal payments due on the Company's notes payable, as of December 31, 1997, are as follows:

                                     STI        Chase
                 For the Years       Credit     Credit     Capital
               Ended December 31,  Agreement   Agreement   Leases    Other Notes  Total
               ------------------  ---------   ---------   ------    -----------  -----

                    1998            $ 1,444     $ 1,000   $ 1,002      $    31   $ 3,477
                    1999              1,336           0       939           84     2,359
                    2000              1,479           0       724           14     2,217
                    2001              1,638           0       208           16     1,862
                    2002              2,723           0       --            34     2,757
                 Thereafter                                   --         1,054     1,054
                                    -------     -------   -------      -------   -------
                                    $ 8,620     $ 1,000   $ 2,873      $ 1,233   $13,726
                                    =======     =======   =======      =======   =======



             On November 6, 1997, the Company entered into a Master Grid Note ("Grid Note") with Chase Manhattan Bank (the "Bank") that provided the Company with a short-term loan of up to $1,000,000. The maturity date of the Grid Note was February 6, 1998; however, such maturity date was extended, by the Bank, to March 9, 1998 and was paid by the Company on such date (see Note 19 - Subsequent Events). Interest was calculated on the outstanding principal balance at 3/4 of one percent over the prime rate (approximately 8 1/2 % at December 31, 1997) then in effect from time to time. As of December 31, 1997, the outstanding principal balance of the Grid Note was $1,000,000.

             On June 30, 1997, the Company entered into a loan agreement (the "Loan Agreement") with STI Credit Corporation ("STI") that: (i) established, in favor of the Company, a $20,000,000 credit facility to finance a portion of the Company's currently existing and future franchise promissory notes receivable; and, (ii) funded $10,000,000, although $1,000,000 [the "Additional Funds"] of the funded amount was withheld pending the Company's satisfaction of a required collateral ratio with respect to such credit facility (less a facility fee equal to two percent of the amount of the loan). Sixty-five percent (65%) of the funded amount is to be repaid by the Company over a term of 60 months, with a final balloon payment at the expiration of the sixty-first month of the term of said loan. The Company granted to STI a first priority, continuing security interest in a substantial portion of its franchise notes and the proceeds related to such notes. A portion of the net proceeds (approximately $6,100,000) of the loan was used to satisfy, pay and discharge, in full, all amounts then due by the Company to: (i) the Bank ($5,035,000, together with accrued interest thereon, in the approximate amount of $37,000); and (ii) certain principal shareholders of the Company ($1,000,000, together with accrued interest thereon, in the approximate amount of $9,000). As a result of the foregoing: (i) the Bank's lien upon, and security interest in, substantially all of the Company's assets (previously securing the Bank's various loans to the Company) was discharged; and (ii) restrictions previously imposed upon the Company (pursuant to the Company's Credit Agreement with the Bank) are no longer applicable.

           On October 9, 1997, STI amended the Loan Agreement and disbursed a portion of the Additional Funds to the Company. As of December 31, 1997, the outstanding principal balance of such loan was approximately $8,600,000. Pursuant to the terms of the Loan Agreement, the Company must comply with the following financial covenants: (i) the maintenance of positive, annual net income for each of its calendar years; (ii) working capital of not less than $2 million; (iii) shareholders' equity of not less than $26 million; and (iv) from and after June 30, 1998, a collateral ratio of 1.2 to 1.0. As of December 31, 1997, the Company was not in compliance with the financial covenants described in clauses (i) and (iii) above, although STI subsequently waived such non-compliance in exchange for the Company's agreement to, which Waiver amended the Loan Agreement so as to: (i) waive the Company's compliance with all of its financial covenants until December 31, 1998; (ii) reduced such shareholders' equity requirement to $25 million; (iii) provide for a prepayment penalty of $500,000; and (iv) require the Company to provide certain additional documents to STI, as well as pay certain fees to STI, in the aggregate amount of $70,000.


           As of December 31, 1997, the Company was the lessee of six excimer lasers and ancillary equipment under capital leases expiring in various years through 2001. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset.

       On April 21, 1997, the Company entered in a Note Amendment and Conversion Agreement (the "BEC Agreement") with BEC, the holder of two promissory notes (each having an original term of 25 months and in the original principal amounts of $1,050,000 and $200,000, respectively) issued by the Company in connection with its acquisition (the "Pembridge Transaction"), on August 26, 1994, from Pembridge Optical Partners, Inc. ("Pembridge"), of the assets of eight retail optical stores. Pursuant to the BEC Agreement: (i) the Company, on June 9, 1997, prepaid the principal balance of (but not accrued interest on) each of said promissory notes in registered shares of its Common Stock; and (ii) the Company, was required to pay to BEC the difference between the market price of its Common Stock (upon which the number of shares issued to BEC was calculated) and the selling price of any such shares sold by BEC.

       The Company, under the terms of the BEC Agreement, paid to BEC approximately $167,000, which represents the difference between the market price of its Common Stock (upon which the number of shares issued to BEC, in prepayment of the promissory notes discussed above, was calculated) and the selling price of a portion of such shares issued to BEC.

       As part of the Benson Transaction, the Company issued a non-negotiable, subordinated convertible debenture (the "Benson Debenture") in the principal amount of $5,900,000, subject to reduction and payable, without interest, on September 15, 2015. The Benson Debenture is subordinated to all existing and future indebtedness, debts and obligations of the Company. The Company had a right of offset against the principal amount of the Benson Debenture in the event the Company did not retain at least 40 of the 98 Benson stores acquired by the Company in the Benson Transaction, which right of offset was equal to $147,000 for each store less than 40 that the Company retained. In December 1995, the Company elected to assume the leases for 32 stores and, consequently, was entitled to reduce the principal amount of the Benson Debenture by the sum of $1,176,000 from $5,900,000 to $4,724.000. The Benson Debenture is included in long-term debt is recorded at its present value of $1,053,000 using an imputed internal interest rate of 8.5% (see Footnote 15 - Shareholders' Equity).

       Minimum future lease payments (principally for excimer laser equipment) under capital leases as of December 31, 1997 are as follows:


                 Years Ending
                 December 31,

                    1998                                          $ 1,248
                    1999                                            1,063
                    2000                                              767
                    2001                                              218
                    2002                                              ---
               Total minimum lease payments                         3,296
                 Less: Amount representing interest                  (423)
                                                                   ------

                   Present value of net minimum lease payments    $ 2,873
                                                                  =======


       Net book value of assets held under capital leases included in property and equipment amounted to $3,268,00 and $3,898,000 (net of accumulated depreciation of $1,448,000 and $729,000) for the years ended December 31, 1997 and 1996, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

       The Company is, from time to time, a party to litigation arising in the ordinary course of its business. In the opinion of management, there are no significant claims outstanding that are likely to have a material adverse effect upon the consolidated financial statements of the Company.

       The Company leases locations for the majority of both its operated and franchised stores. Minimum future rental payments as of December 31, 1997 for Company operated stores and stores subleased to franchisees, for five years and thereafter, in the aggregate, are approximately:

       For the
     Years Ending                           Total                  Sublease                 Net
     December 31,                           Amount                 Rentals                Rentals
    -------------                          -------                 --------               -------
        1998                              $ 10,236                 $ 7,860                $ 2.376
        1999                                 9,214                   7,017                  2,197
        2000                                 7,800                   5,999                  1,801
        2001                                 6,424                   4,844                  1,580
        2002                                 5,037                   3,937                  1,100
        Thereafter                          11,397                   8,499                  2,898
                                           --------              ---------              ---------
                                           $50,108                 $38,156                $11,952
                                           =======                 =======               ========


       The Company holds the master lease on substantially all franchised locations and, as part of the franchise agreement, sublets the subject premises to the franchisee. Most master leases are subject to common area charges and additional rent based upon sales volume. As required by SFAS 13 "Accounting for Leases", the Company amortizes its rent expense on a straight-line basis over the life of the related lease. Rent expense was $5,554,000, $5,185,000 and $3,810,000, net of sublease rentals of approximately $8,190,000, $9,279,000 and $8,052,000, for the years ended December 31, 1997, 1996 and 1995, respectively. Such rent expense includes additional rent expense, based upon sales volumes of $52,000, $108,000 and $117,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company is a guarantor of indebtedness of two separate loans by two franchisees to third party lenders in the principal amounts of $425,000 and $250,000, respectively.

NOTE 11  - CONCENTRATION OF RISK:

       The Company operates retail optical stores in North America, predominantly in the United States. Profitability of the Company and collectibility of all receivables from franchisees is contingent upon the financial condition of the industry, as well as the overall economic environment.

       In addition, as of December 31, 1997, the Company had deposits in banks that are in excess of the $100,000 of depository insurance provided by the Federal Depository Insurance Corporation.

NOTE 12 - SYSTEMWIDE SALES (UNAUDITED):

       Systemwide sales represent the combined retail sales of Company owned and franchised stores, as well as revenues generated by the Company's health maintenance organization, Vision Care of California.

NOTE 13 - RETAIL  OUTLET  COMPOSITION (UNAUDITED):

       The number of Company-owned and franchised stores was as follows:


                                                     As of December 31,
                                              1997         1996         1995
                                              ----         ----         ----

Company-owned                                   50           62           71
Franchised                                     263          257          150
                                               ---          ---          ---
                                               313          319          221
                                               ===          ===          ===


       The Company has an option, but not an obligation, to reacquire a franchised store upon the occurrence of a default under the applicable Franchise Agreement. The Company reacquired the assets of four, eight and four franchised stores in 1997, 1996 and 1995, respectively. Losses of approximately $453,000, 101,000 and $98,000 were recognized in 1997, 1996 and 1995, respectively, on these reacquired stores due to the write-off of accounts receivable from the franchisees thereunder. In addition, as of December 31, 1997, the Company is managing six franchised stores on behalf of certain of its franchisees.

NOTE 14 - RELATED PARTY TRANSACTIONS:

       Included in indebtedness from related parties are $110,000 and $124,000, in loans to a former officer of the Company at December 31, 1997 and 1996, respectively, bearing interest at the prime rate.

       On October 31, 1995, as a condition of the contemplated Offering, the Company agreed to require three related party franchisees to reconvey their franchises to independent franchisees, which related party franchisees agreed to do. During 1996, two stores were sold by the related party franchisees thereof, and the Company continues to manage the remaining store for an officer of the Company. The franchisees of this Company managed store have agreed to be liable for any cash losses up to their equity, if any, in the franchise as of the date such franchise may be sold by the Company to an independent franchisee.

       In November 1996, certain of the Company's principal shareholders provided short-term financing to the Company of approximately $2,000,000, which was repaid by the Company (see Note 9 - Debt and Note 15 - Shareholders' Equity). In partial consideration thereof, such principal shareholders received options, under the Company's Stock Incentive Plan, to purchase an aggregate of 200,001 shares of the Company's Common Stock at an exercise price of $6.4375, which options expire on December 31, 2000.

       In March, 1996, the Company entered into an agreement with a director of the Company pursuant to which he agreed to serve as an advisor to, and as the Chairman of the Board of Directors of, Insight, in exchange for annual compensation of $75,000. In connection therewith, the Company granted to such director, under its Stock Incentive Plan, options to purchase up to an aggregate of 310,000 shares of the Company's Common Stock at an exercise price of $6.00, which options have a term of ten years. As of December 31, 1997, 160,000 of such options had vested and, in February, 1998, the balance of such options were cancelled.

       On April 7, 1997, the Company entered into an Option and Consulting Agreement with Meadows Management, LLC, a limited liability company owned by two of the Company's principal shareholders and directors ("Meadows"). Said agreement provided for the Company's payment, to Meadows, of consulting fees of $25,000 per month through the expiration date thereof, December 31, 1997. As additional consideration, the Company also granted to such principal shareholders, under its Stock Incentive Plan, an aggregate of 300,000 qualified stock options, which options have a term of five years and are exercisable at $8.9375.

       On December 12, 1997, the Company granted, under its Stock Incentive Plan, an aggregate of 200,000 options to a director of the Company in exchange for his providing and continuing to provide assistance to the Company with respect to its third party, managed care programs. One third of such options immediately vested, with the balance to vest in November, 1998. The options have a term of five years and are exercisable at $6.4375.

       The Company shares an office building with a retail optical company, both of which are owned by certain of the principal shareholders and directors of the Company. Occupancy costs are appropriately allocated based upon the applicable square footage leased by the respective tenants.

NOTE 15 - SHAREHOLDERS' EQUITY:

       On February 26, 1997, the Company entered into Convertible Debentures and Warrants Subscription Agreements with certain investors in connection with the private placement (the "Private Placement") of units (collectively, the "Units") consisting of an aggregate of $8,000,000 principal amount of the Company's Debentures and an aggregate of 800,000 warrants (collectively, the "Warrants"), each Warrant entitling the holder thereof to purchase one share of SVI's Common Stock, at a price to be determined in accordance with a specified formula and, for each two Warrants exercised within a specified period of time, an additional warrant (collectively, the "Bonus Warrants") to purchase one additional share of Common Stock at a price of $7.50 per share. The Company used the net proceeds (approximately $7,500,000) of the Private Placement to: (i) repay a portion of the loans made to it by certain principal shareholders of the Company ($1,000,000, together with interest thereon, in the approximate amount of $50,000), and (ii) pay down the Company's revolving line of credit ($1,000,000) with the Bank.

       The Debentures bear no interest and mature on August 25, 1998, at which time, subject to certain conditions, all Debentures not previously converted or redeemed, shall automatically be converted into registered shares of Common Stock.

       In July 1997, the Company elected, in connection with its Private Placement, to pay one of the holders of its 1997 Debentures the sum of $460,000, which represented the redemption price for the conversion of $400,000 principal amount of Debentures.

       The Debentures are convertible at a price per share (the
"Conversion Price") equal to the lesser of $6.50 or 85% of the average closing bid price of the Common Stock as reported on the Nasdaq National Market System ("Nasdaq") for the 5 trading days immediately preceding the date of conversion; provided, however, that the Company has the right to redeem that portion of the Debentures requested to be converted in the event the Conversion Price is $6.00 or less. In such event, the redemption price will be equal to 115% of the face amount of that portion of the Debentures requested to be converted. As of December 31, 1997, all of the Debentures, except those with a carrying amount of $1,652,000, were converted by the holders thereof; and, as of March 31, 1998, the remaining balance of such Debentures had been converted.

       The Warrants are exercisable until February 26, 2000. If a holder of a Warrant exercises a Warrant at any time during the 2 year period following the effectiveness of the Company's registration statement with respect thereto, which registration statement was declared effective by the SEC on May 30, 1997, such holder will receive, for each two Warrants exercised within such time, an additional Bonus Warrant entitling the holder thereof to purchase one additional share of Common Stock at an exercise price of $7.50 per share, which Bonus Warrants have a term of 3 years from the date of grant and the Company has agreed to maintain the effectiveness of such registration statement until the earlier of: (i) 3 years; and (ii) the date all of the shares underlying the Debentures have been sold and the Warrants and the Bonus Warrants have been exercised.

       Utilizing the conversion terms most beneficial to the purchasers of the Units, the Company has recorded in the accompanying financial statements amortization of debt discount of approximately $5,916,000, which charge is being credited to the Company's paid-in-capital (Shareholders' Equity) over the period of time that the holders of the Debentures actually convert the same into shares of the Company's Common Stock. The non-cash portion of the discount is $5,436,000. Accordingly, once all of the Debentures have been so converted by the holders thereof (March, 1998) such discount will have no effect on the Company's Shareholders' Equity. This amount represents the intrinsic value of the beneficial conversion feature which is inherent in the conversion term of the Debenture, and the fair value of the Warrants (with an assumed exercise price of $6.50) and the Bonus Warrants (with an assumed exercise price of $7.50), issued with the debentures and the issuance cost of the Units. This discount was amortized, as additional interest expense, over the minimum period the debentures became convertible.

            On May 9, 1997, the Company filed, with the SEC, a registration statement on Form S-3 seeking registration, under the Act, of an aggregate of 3,213,464 shares of its Common Stock, 2,477,506 shares being registered on behalf of the investors in the Private Placement (see Note 4) and the balance being registered on behalf of the holders of the warrants issued to the underwriters of the Offering and to the Company's former president.

            In April 1995, the Company adopted a Stock Incentive Plan (the "Plan") which permits the issuance of options to selected employees of, and consultants to, the Company. The Plan, as amended in 1996 and 1997, reserves
3.5 million shares, of Common Stock for grant and provides that the term of each award be determined by the Compensation Committee of the Board of Directors (the "Committee") charged with administering the Plan. Under the terms of the Plan, options may be qualified or non-qualified and granted at exercise prices and for terms to be determined by the Committee.

            The following information pertains to stock options granted by the Company in 1996 and 1997:

                                Number of  Option Price    Total
                                 Shares     Per Share       Price
                                             (Average)
                                ---------  ------------   ----------

Shares under option at
    December 31, 1995           851,694      $   6.00  $  5,110,164
Granted                         629,500      $   6.27     3,947,500

Exercised                             0          0                0

Forfeited                       (18,500)     $   7.50      (138,750)
                              ---------      --------  ------------

Shares under option at
   December 31, 1996          1,462,694      $   6.10  $  8,918,914
Granted                         952,501      $   7.54     7,279,850

Exercised                             0          0                0
Forfeited                      (239,893)     $   6.15  $ (1,475,108)
                              ---------      --------  ------------

Shares under option at
   December 31, 1997          2,175,302      $   6.76  $ 14,723,656
                           ============      ========  ============

Shares exercisable at
   December 31, 1996            972,341      $   6.15  $  5,976,796
                              ---------      --------  ------------

Shares exercisable at
   December 31, 1997          1,771,181      $   6.93  $ 12,269,792
                           ============      ========  ============

            All outstanding options, except for 300,000, were non-qualified options. During 1997, the Company recognized $755,000 of expense related to its issuance of stock options to certain consultants to the Company and in consideration of certain loans made to the Company by certain of its principal shareholders.

             In addition to stock options, the following outstanding item may effect the number of common shares outstanding in future periods: 800,000 warrants and 400,000 bonus warrants which were issued in connection with the Company's issuance and sale of $8,000,000 principal amount of its Debentures (see Note 15-Shareholders' Equity) and, upon exercise, would result in the issuance of 1,200,000 shares of Common Stock.

            At any time prior to the maturity date of the Benson Debenture, the Company may, upon 30 days' prior written notice to Benson, exchange the Benson Debenture for shares of its Common Stock at a ratio equal to the then principal amount of the Benson Debenture, which, as of December 31, 1997, was $1,054,000, divided by the average of the previous 20 days trading price of the Common Stock. In the event that the average trading price of the Common Stock is 350% or greater than $7.50, for a period in excess of 60 consecutive business days, Benson may, upon 30 days prior written notice to the Company, thereafter convert the Benson Debenture into Common Stock of the Company based upon the above described ratios. In addition, the Benson Debenture affords Benson certain "piggyback" registration rights covering the Common Stock into which the Benson Debenture may be convertible, (see Note 9 - Debt).

Additional Stock Plan Information

            The Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB 25, "Accounting for Stock Issued to Employees" and it related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

            SFAS 123, "Accounting for Stock-Based Compensation", requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of January 1, 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, varying between 36 and 60 months following vesting; stock volatility, 32% and 21% in 1997 and 1996, respectively, risk free interest rates, 6% and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the award had been amortized to expense over the vesting period of the awards, the pro forma net income(loss) and earnings (loss) for common shares for the calendar years ended December 31, 1997 and 1996, would have been $(15,510,000) or $(1.12) per share, basic and diluted, and ($5,229,000) or ($.42) per share, basic and diluted, respectively.


NOTE 16 - 401(K) EMPLOYEE SAVINGS PLANS:

            On December 28, 1994, by unanimous written consent of the Board of Directors of each of Sterling Vision, Inc., Sterling Vision of California, Inc. and VisionCare of California, each such Company separately approved and adopted, effective January 1, 1995, a 401(k) Employee Savings Plan (the "401(k) Plan") to provide all qualified employees of these entities with retirement benefits. Presently, each such company pays the administrative costs of each such 401(k) Plan, but does not provide any matching contributions to any participants in any of the 401(k) Plans. It is the opinion of management that the 401(k) Plan is in compliance with all ERISA regulations.

NOTE 17- SEGMENT INFORMATION:

            For the calendar year ended December 31, 1997, the Company's operations were classified into two principal industry segments: (i) the retail optical segment, whereby the Company owns and operates, as well as franchises a retail chain of optical stores which offer eyecare products and services such as prescription and non-prescription eyeglasses, eyeglass frames, ophthalmic lenses, contact lenses, sunglasses and a broad range of ancillary items; and (ii) the Insight Laser segment, whereby the Company owns and operates a laser surgery center and provides access, for a fee, to affiliated ophthalmologists to utilize Insight's excimer lasers in offering PRK, a procedure performed with such laser for the correction of certain degrees of myopia. Prior to 1996, the Company's operations were limited to the retail optical segment.

            There were no intersegment sales for the calendar years ended December 31, 1997 and December 31, 1996. No single customer represented more than ten percent of consolidated sales for the calendar years ended December 31, 1997 and December 31, 1996.

                                     December      December
                                     31, 1997      31, 1996
                                    ---------     ----------

Income (loss) from operations:
Retail Optical                      $  2,141      $  4,158
Insight Laser                         (1,493)       (3,331)
                                    --------      --------

General and administrative           (14,810)       (7,318)
                                    --------      --------

(Loss) before tax provision,
as reported in the accompanying

income statements                   $(14,162)     $ (6,491)
                                    ========      ========
Identifiable assets:
  Retail Optical                    $ 36,915      $ 36,392
Insight Laser                          4,108         4,270
General corporate assets               4,820         5,607
                                    --------      --------

Total assets as reported in the
accompanying balance sheet          $ 45,843      $ 46,269
                                    ========      ========

Capital expenditures:
Retail Optical                      $  1,668      $  3,467
Insight Laser                             76         1,883
Corporate                                248           257
                                    --------      --------

Total capital expenditures          $  1,992      $  5,607
                                    ========      ========

Depreciation:

    Retail Optical                  $    960      $    792
Insight Laser                            760           490
   Corporate                             590           173
                                    --------      --------

Total Depreciation                  $  2,310      $  1,455
                                    ========      ========



       Loss from operations represents net sales less operating expenses and those general and administrative expenses that can be specifically identified as pertaining to each segment, but excluding general and administrative expenses that are general in nature or cannot be specifically attributed to a particular segment. Identifiable assets by segment are those assets that are used in the Company's operations within the particular segment. General corporate assets consist primarily of cash, goodwill and the residual of franchise notes held by The CIT Group/Equipment Financing, Inc. and Sanwa Business Credit Corporation.

NOTE 18 - EARNINGS PER SHARE:

           The following table sets forth the computation of basic and diluted loss per share:


                                                                  Years Ended
                                                 -------------------------------------------
                                                 December 31,     December 31    December 31,

                                                     1997            1996           1995
                                                 ----------      -----------     ------------
                                                    (in thousands, except share data)






Numerator:

   Net (loss) income from continuing
     operations - numerator for
     Basic and diluted loss per share            $  (14,162)     $    (4,490)     $   767
                                                 ==========      ===========      =======

Denominator:
   Denominator for basic loss
     per share - weighted average shares             13,883           12,342       10,031

Effect of dilutive securities -
    Stock options                                      --               --             33
                                                 ----------      -----------      -------

Denominator for diluted earnings per share -
   Weighted average shares and dilutive
   potential common shares                           13,883           12,342       10,064
                                                 ==========      ===========      =======

Earnings (Loss) per share:

   Basic                                         $    (1.02)     $      (.36)         .08
                                                 ==========      ===========      =======

   Diluted                                       $    (1.02)     $      (.36)         .08
                                                 ==========      ===========      =======

In accordance with FASB No. 128, as a result of losses from continuing operations, the inclusion of employee stock options were antidilutive and, therefore, were not utilized in the computation of diluted earnings per share for the years ended December 31, 1997 and 1996, respectively.

NOTE 19 - SUBSEQUENT EVENTS:

       On February 17, 1998, the Company entered into Convertible Debentures and Warrants Subscription Agreements with certain investors in connection with the private placement of units consisting of an aggregate of $3.5 million principal amount of convertible debentures (as amended on March 25, 1998, collectively, the "1998 Debentures") and an aggregate of 700,000 warrants
(collectively, the" 1998 Warrants"), which 1998 Warrants entitled the holders thereof to purchase up to 700,000 shares of the Company's Common Stock, at a price of $5.00 per share. The Company used the net proceeds (approximately
$3.3 million) of the private placement: (i) to repay certain loans previously made to it ($1,700,000), together with interest thereon; and (ii) the balance for general corporate purposes.

       Subsequent to the date of the Company's issuance and sale of the 1998
Debentures and 1998 Warrants, the Company and the Holders thereof
(collectively, the "Original Holders"), determined that the issuance and sale of such 1998 Debentures and 1998 Warrants was based upon a certain mutual mistake of the Company and the Original Holders. Accordingly, on April 14, 1998, the Company and Original Holders entered into an Exchange Agreement, effective as of February 17, 1998, pursuant to which the 1998 Debentures were exchanged for $3.5 million Stated Value of a series of the Company's Preferred
Stock, par value $.01 per share, (the "Preferred Stock") and the 1998 Warrants were exchanged for new warrants (the "Warrants"), entitling the holders thereof to purchase up to 700,000 shares of Common Stock at a price of $5.00 per share (the "Conversion Price'), until February 17, 2001.

       The Preferred Stock: (i) requires the Company to pay quarterly dividends thereon, commencing May 17, 1998, calculated at the rate of ten
(10%) percent per annum; (ii) permits the Company to pay such dividends in registered shares of its Common Stock; (iii) permits the holders thereof, at any time prior to redemption by the Company, to convert all or a portion of the same into shares of Common Stock based upon the Conversion Price; (iv) requires the Company to redeem in either cash or registered shares of its Common
Stock, at the company's option, all (but not less than all) of the Debentures, all of the same(at 105% of the then, outstanding Stated Value thereof, based upon the Conversion Price; hereinafter, the "Redemption Amount") at any time from and after February 17, 1999 that a registration statement (pursuant to which the Common Stock [into which the Preferred Stock may be converted] has been registered) is effective; (v) permits the Company to redeem all (but not less than all) of the Debentures, in cash and at the Redemption Amount, at any time from and after February 17, 1999; and (vi)provides that from and after February 18, 1999, the Company will be required to pay dividends thereon, until the same are redeemed by the Company, at the rate of twenty-four (24%) percent per annum.






       The Company is required to file with the SEC a Registration Statement on behalf of the holders of the Preferred Stock with respect to all of the shares of Common Stock into which the same may be converted, as well as all of the Common Stock underlying the Warrants;; and the Company has agreed to maintain the effectiveness of such Registration Statement until the earlier of: (i) three years; and (ii) the date that all of the shares of Common Stock
(into which the Preferred Stock may be converted) are sold and the Warrants have been exercised.

       On March 9, 1998, the Company paid, in full, the entire amount
$1,000,000 of the Grid Note due by the Company to the Bank.


NOTE 20 - RESULTS OF OPERATIONS AND MANAGEMENT PLANS:

       For the calendar year ended December 31, 1997, the Company incurred a loss of approximately $14,162,000, which was primarily due to the following eleven factors: (i) a charge against earnings, in the approximate amount of $5,916,000, as a result of the Company's issuance, in February, 1997, of the Debentures, the non-cash portion of which charge ($5,436,000) which discount is being credited to the Company's paid-in-capital (Shareholders' Equity) over the period of time that the holders of the Company's Debentures actually convert the same to shares of the Company's Common Stock (see Note 15); (ii) a loss of approximately $1,400,000 from the operations of Insight which the Company believes will be substantially reduced in 1998; (iii) approximately
$772,000 in lease termination costs related to planned store closings; (iv) approximately $564,00 in asset impairment costs; (v) approximately $850,000 in the writedown of the carrying value of slow moving inventory; (vi) approximately $550,000 in operating losses relating to the Company's management of six stores, previously operated by the franchisees of such stores; (vii) approximately $755,000 in costs related to stock options granted to certain consultants to the Company and in consideration of certain loans made to the Company by certain of its principal shareholders; (viii) approximately $200,000 in costs related to severance compensation paid to three former executives; (ix) approximately $188,000 in consulting fees paid to Meadows; (x) approximately $188,000 in costs related to compensation paid to the Company's new President and Chief Operating Officer; and (xi) approximately $270,000, representing an increase in the Company's provision for doubtful accounts.

       The Company has taken the following measures which it believes will improve its operations and cash flow in 1998: (i) closed five Company-owned underperforming stores and planned to close an additional six Company-owned underperforming stores in the first quarter of 1998; and (ii) reduced or eliminated certain administrative overhead expenses.

       In 1997, the Company formulated a new business strategy for Insight's operations, which the Company believes: (i) will continue to reduce the Company's losses attributable to Insight; and (ii) is consistent with the Company's plan to become a full-service eyecare company. Accordingly, the Company has developed affiliations with refractive laser surgeons, whereby such surgeons pay to the Company a laser access fee to utilize the Company's excimer laser, as well as a fee to utilize the Company's existing Insight
Laser Center facility located in New York City. Notwithstanding such changes, the Company anticipates that Insight will continue to operate at a loss for the twelve months ended December 31, 1998, however at an amount substantially below that for the year ended December 31, 1997.

       Although the Company believes that its financial condition will improve for the twelve months ended December 31, 1998, and anticipates that it will generate a positive cash flow for such period, the Company, as of December 31, 1997, was not in compliance with certain of its existing financial covenants as contained in its Loan Agreement with STI, which defaults were subsequently waived by STI (see Note 9 - Debt).

       In February 1998, the Company entered into a Convertible Preferred
Stock and Warrants Subscription Agreement which provided net proceeds of approximately $3,300,000 to the Company (see Note 19 - Subsequent Events).






Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure

       Janover Rubinroit, LLC ("Janover Rubinroit") was previously the principal accountant for the Company that audited the Company's financial statements. In connection with the Company's Offering, the Company and its Underwriters agreed that it would be in the best interests of the Company to retain a "big six" accounting firm as the Company's principal accountants, effective for the audit of the Company's financial statements for the fiscal year ended December 31, 1995. Accordingly, the Audit Committee of the
Company's Board of Directors, on February 23, 1996, determined to engage
Deloitte & Touche LLP ("Deloitte"). On March 4, 1996, Janover Rubinroit's appointment as principal accountant was terminated by the Company and Deloitte was engaged as the Company's principal accountants, although Janover Rubinroit continues to provide certain tax and advisory services to the Company.

       In connection with the audit for the year ended December 31, 1994, the Janover Rubinroit report contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. For the last two fiscal years ended December 31, 1995 and the subsequent period ended March 4, 1996, there were no disagreements with Janover Rubinroit on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of Janover Rubinroit, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.








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

Item 10.  Directors and Executive Officers of the Registrant


       The information required by this Item regarding Directors, Executive
Officers, Promoters and Control Persons is set forth in Part I of this Report under the heading "Executive Officers of the Registrant". The additional information required by this Item will be set forth in the Company's Proxy
Statement for the 1998 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 11.  Executive Compensation

       The information required by this Item will be set forth in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference, excluding the Stock
Price Performance Graph and the Compensation Committee Report on Executive
Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

       The information required by this Item will be set forth in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

       The information required by this Item will be set forth in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.







                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

       (a) The following documents are filed as a part of this Report:

1.  Financial Statements.

         Consolidated Balance Sheets as of December 31, 1997 and 1996

         Consolidated Statements of Income for the Years Ended December 31, 1997
         1996 and 1995

         Consolidated Statements of Shareholders' Equity for the Years Ended
         December 31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows for the Years Ended December 31,
         1997, 1996 and 1995


         Notes to Consolidated Financial Statements

2.  Financial Statement Schedules:

          All financial statement schedules have been omitted because they are not applicable, are not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

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

10.16'-  Management Agreement, dated October 31, 1995, between Sterling
         Vision, Inc. and RJL Optical, Inc. (incorporated by reference to
         Exhibit 10.16 to the Company's Registration Statement No. 33-98368).

10.17'- Amended and Restated Management Agreement, dated October 31, 1995, between Sterling Vision, Inc. and Jeffrey Rubin (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement
         No. 33-98368).

10.18*-  Employment Agreement, dated November 27, 1995, between Sterling
         Vision, Inc. and Joseph Silver (incorporated by reference to Exhibit
         10.18 to the Company's Registration Statement No. 33-98368).

10.19*-  Employment Agreement, dated November 18, 1995, between Sterling
         Vision, Inc. and Kevin Cambra (incorporated by reference to Exhibit
         10.19 to the Company's Registration Statement No. 33-98368).

10.20*-  Employment Agreement, dated November 18, 1995, between Sterling
         Vision, Inc. and Sebastian Giordano (incorporated by reference to
         Exhibit 10.20 to the Company's Registration Statement No. 33-98368).

10.21*-  Employment Agreement, dated November 27, 1995, between Sterling
         Vision, Inc. and Jerry Darnell (incorporated by reference to Exhibit
         10.21 to the Company's Registration Statement No. 33-98368).

10.22*-  Employment Agreement, dated November 27, 1995, between Sterling
         Vision, Inc. and Robert Greenberg (incorporated by reference to
         Exhibit 10.22 to the Company's Registration Statement No. 33-98368).

10.23*-  Legal Fee Retainer Agreement, dated November 27, 1995, between
         Sterling Vision BOS, Inc. and Sterling Vision of California, Inc., and Joseph Silver (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement No. 33-98368).

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

----------------------------------------

   *     Constitutes a management contract or compensatory plan or arrangement






10.43*- Employment Agreement, dated as of April 1, 1994, between VisionCare of California and Martin J. Shoman, as amended by a Letter Agreement, dated May 12, 1994 (incorporated by reference to Exhibit 10.44 to the Company's Registration Statement No. 33-98368).

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

10.48*-  Stock Purchase Agreement, dated as of December 18, 1995, between
         Sterling Vision, Inc. and Robert Cohen, Alan Cohen, Edward Cohen,
         Stefanie Cohen Rubin, Allyson Cohen, Jeffrey Cohen, Richard Cohen,
         Abby Cohen May, Jennifer Cohen, Meryl Cohen a/c/f Gabrielle Cohen and
         Meryl Cohen a/c/f Jaclyn Cohen (incorporated by reference to Exhibit
         10.49 to the Company's Registration Statement No. 33-98368).

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

10.56*-  Employment Agreement, dated March 8, 1996, between Sterling Vision,
         Inc. and Mr. Ali Akbar (incorporated by reference to Exhibit 10.56 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         March 31, 1996, File No. 1-14128).

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


10.66 - Form of Promissory Notes, dated November 29, 1996, between the Company and each of Drs. Edward, Robert and Alan Cohen.
         (incorporated by reference to the Company's Annual Report on Form
         10-K for the Year Ended December 31, 1996).

10.67 -  Ninth Amendment, dated November 29, 1996, to the Credit
         Agreement between the Company and Chase Manhattan Bank.
         (incorporated by reference to the Company's Current Report on Form
         8-K, dated November 29, 1996).

10.68 -  Tenth Amendment and Waiver, dated February 26, 1997, to the Credit
         Agreement between the Company and Chase Manhattan Bank.
         (incorporated by reference to the Company's Annual Report on Form
         10-K for the Year Ended December 31, 1996).

10.69 - Form of Convertible Debentures and Warrants Subscription Agreement, dated February 26, 1997 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated February 26, 1997).

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

10.73    Letter Agreement, dated July 2, 1997, among the Company and Messrs.
         Sidney, Alan and David Singer (incorporated by referenced to Exhibit
         10.73 to the Company's Current Report on Form 8-K, dated June 30,
         1997).

10.74    Form of Non-Negotiable Judgment Note, dated July 1, 1997, among the
         Company and Messrs. Sidney, Alan and David Singer (incorporated by reference to Exhibit 10.74 to the Company's Current Report on Form
         8-K, dated June 30, 1997).

10.75    First Amendment to Loan Agreement, dated October 9, 1997, between the
         Company and STI Credit Corporation (Incorporated by reference to
         Exhibit 10.75 to the Company's Current Report on Form 8-K, dated
         September 30, 1997).

----------------------------------------


   *  Constitutes a management contract or compensatory plan or arrangement







10.76    Stock Option Recision Letters, dated August 13, 1997, from each of
         Drs. Robert, Alan and Edward Cohen and Mr. Jay Fabrikant
         (Incorporated by reference to Exhibit 10.76 to the Company's Current
         Report on Form 10-Q, dated September 30, 1997).

10.77    Waiver, dated April 14, 1998, to the Company's Loan Agreement, dated
         June 30, 1997, as previously amended  on October 9, 1997.

21        List of Subsidiaries.

27        Financial Data Schedule.

b.) Reports on Form 8-K

    1) On February 26, 1997, the Registrant filed a Report on Form 8-K with respect to its Private Placement.

    2) On June 30, 1997, the Registrant filed a Report on Form 8-K with respect to the Loan Agreement.

    3) On August 11, 1997, the Registrant filed a Report on Form 8-K with respect to the Private Placement, the Singer Transaction and the BEC
        Agreement.



---------------------------------------

   *     Constitutes a management contract or compensatory plan or arrangement




SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     STERLING VISION, INC.

                                                     By: /s/ Jerry Lewis,
                                                         -----------------------
                                                           Jerry Lewis,
                                                           President and Chief
                                                             Executive Officer

                                                     Date: April 15, 1998

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                                       Date

/s/ Robert Cohen                            Chairman of the Board                       April 10, 1998
------------------------                     of Directors
Robert Cohen                                                                            April 10, 1998



/s/ Alan Cohen                              Vice Chairman of the                        April 14, 1998
------------------------                     Board of Directors
Alan Cohen


/s/ Jerry Lewis                             Chief Executive Officer,
------------------------                    Chief Operating Officer,
Jerry Lewis                                 President and Director,
                                            Principal Executive Officer                 April 15, 1998


/s/ Mary Ellen Lyons
--------------------------------
Mary Ellen Lyons                            Controller and Chief Accounting             April 15, 1998
                                            Officer

--------------------------------
Edward Cohen                                Director                                    April   , 1998

--------------------------------
Joel Gold                                   Director                                    April   , 1998

/s/ Jay Fabrikant
--------------------------------
Jay Fabrikant                               Director                                    April 14, 1998


                                                               66




