Form 10-Q/A
period 1997-03-31
STERLING VISION INC
filed 1998-04-16
CIK 1002554

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                 FORM 10-Q/A

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
                      ----------------------------------
            (Exact name of Registrant as specified in its Charter)

       New York                                      11-3096941
------------------------                        -------------------
(State of Incorporation)                        (IRS Employer
                                                Identification No.)

                           1500 Hempstead Turnpike
                            East Meadow, NY 11554
                      ----------------------------------
         (Address of Principal Executive Offices, including Zip Code)

                                (516) 390-2100
                      ----------------------------------
             (Registrant's telephone number, including area code)

                      ----------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X            No
    ---              ----

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes                        No
    -----                     ------

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

         There were 12,693,282 shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of May 8, 1997.

Item 1.   Financial Statements

                    STERLING VISION, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                              March 31,
                                                                                1997                    December 31,
                                                                             (Unaudited)                   1996
                                                                            -------------              --------------
      A S S E T S                                                       (As Restated-See Note 7)
      -----------
Current assets:
  Cash and cash equivalents                                                     $ 2,410                    $   868
  Accounts receivable - net of allowance for
    doubtful accounts of $637 and $557, respectively                              8,674                      7,911
  Franchise and other notes receivable - current                                  3,437                      3,375
  Inventories                                                                     3,438                      3,678
  Due from related parties - current                                                123                        124
  Prepaid expenses and other current assets                                         946                        883
                                                                                --------                   --------
      Total current assets                                                       19,028                     16,839

Property and equipment - net of accumulated depreciation                         10,315                     10,818

Franchise and other notes receivable - net of allowance
       for doubtful accounts of $562                                             16,480                     16,089

Other assets                                                                      2,461                      2,523

                                                                                ---------                  ---------
                                                                                $48,284                    $46,269
                                                                                =========                  ========
      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                             $ 7,633              $ 9,151
  Notes Payable - shareholders and directors                                      1,000                2,000
  Accounts payable and accrued liabilities                                        5,482                8,267
  Franchise related obligations - current                                         1,075                1,224
                                                                                ---------           ---------
      Total current liabilities                                                  15,190               20,642

Long-term debt                                                                    3,850                4,033
Convertible debentures, net of debt discount of $3,895                            4,105                    -
Deferred franchise income                                                           228                  328
Excess of fair value of assets acquired over cost                                 1,612                1,709
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value per share;
    authorized 5,000,000 shares                                                       -                    -
  Common stock, $.01 par value per share; authorized
    28,000,000 shares; issued 12,387,535                                            124                  124
Additional paid-in capital                                                       30,419               24,982
(Deficit)                                                                        (7,244)              (5,549)
                                                                                ---------           ---------
                                                                                 23,299               19,557
                                                                                ---------            --------
                                                                                $48,284              $46,269
                                                                                =========            ========

The accompanying notes are an integral part of the consolidated condensed financial statements.

                    STERLING VISION, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                (Dollars in Thousands, Except Per Share Data)

                                                                                   For the Three Months Ended
                                                                                             March 31,
                                                                          -------------------------------------------------
                                                                                 1997                          1996

                                                                          ------------------------            -------
                                                                          (As Restated-See Note 7)

Systemwide sales (Unaudited)                                                    $36,658                       $30,885
                                                                                ========                      ========
Revenues:
   Net sales - Company-owned stores                                             $ 6,004                       $ 7,273
   Franchise royalties                                                            2,113                         1,830
   Net gains and fees from the conveyance of Company-owned
     assets to franchisees                                                          810                           534
   Other income                                                                     547                           390
                                                                                --------                      --------
Total Revenue                                                                     9,474                        10,027
                                                                                ---------                     --------

Costs and expenses:
    Cost of sales                                                                 1,621                         1,891
    Selling expenses                                                              3,849                         4,817
    General and administrative expenses                                           3,344                         2,736
    Interest expense                                                                334                           320
Amortization of debt discount                                                     2,021                             -
                                                                                ---------                     --------
Total Costs and Expenses                                                         11,169                         9,764
                                                                                ---------                     --------

(Loss) income  before provision for income taxes                                 (1,695)                          263
Provision for income taxes                                                            -                           105
                                                                                --------                      --------
Net (loss) income                                                               $(1,695)                      $   158
                                                                                ========                      ========

Weighted average number of common shares and
  common share equivalents outstanding                                           13,239                        12,381
                                                                                ========                      ========
(Loss) earnings per common shares and common share equivalents                  $  (.13)                      $   .01
                                                                                =========                     ========


The accompanying notes are an integral part of the consolidated condensed financial statements.

                    STERLING VISION, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                            (Dollars in Thousands)

                                                                                     For the Three Months Ended
                                                                                               March 31,
                                                                                   --------------------------------
                                                                                    1997                       1996
                                                                                   -----                      -----
                                                                       (As Restated -See Note 7)

Cash flows from operating activities:
   Net income                                                                   $(1,695)                     $   158
Adjustments to reconcile net income to net
   cash (used in) operating activities:
          Depreciation and amortization                                             408                          317
          Amortization of debt discount                                           2,001                            -
          Allowance for doubtful accounts                                            91                            -
          Net gain from the conveyance
             of Company-owned assets
             to franchisees                                                        (700)                        (465)
          Deferred income taxes payable                                               -                           69
          Accrued interest                                                           21                            -
          Amortization of fair value of assets acquired over cost                   (97)                           -
          Changes in assets and liabilities:
             Accounts receivable                                                   (825)                        (951)
             Inventories                                                            240                           91
             Prepaid expenses and other
               current assets                                                       (63)                         (27)
             Other assets                                                            21                         (277)
             Accounts payable and accrued liabilities                            (2,785)                        (988)
             Franchise related obligations                                         (149)                          18
             Deferred franchise income                                             (100)                           -
                                                                                --------                     --------
Net cash (used in) operating activities                                          (3,632)                      (2,055)
                                                                                --------                     --------

Cash flows from investing activities:
   Franchise notes receivable issued                                               (982)                        (955)
   Repayment of franchise and other notes receivable                                502                          450
   Purchase of property and equipment                                              (205)                        (594)
   Conveyance of property and equipment                                           1,041                          664
                                                                                --------                     --------
Net cash provided by (used in) investing activities                                 356                         (435)
                                                                                --------                     --------

                                                  Continued on next page

The accompanying notes are an integral part of the consolidated condensed financial statements.

                    STERLING VISION, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (Unaudited)
                            (Dollars in Thousands)

                                                                                       For the Three Months Ended
                                                                                                 March 31,
                                                                                 --------------------------------------------
                                                                                    1997                        1996
                                                                                   -----                       ------
                                                                       (As Restated -See Note 7)
Cash flows from financing activities:
   Sale of common stock and other
       capital contributions                                                          -                          625
   Repayments of term loans                                                        (498)                        (498)
   Borrowings on revolving credit note                                                -                          225
   Repayment of revolving credit note                                            (1,000)                           -
   Payments on other debt                                                        (1,224)                         (61)
   Borrowings of other debt                                                           -
   Distributions to shareholders                                                      -                            -
   Issuance of Convertible Debenture                                              7,540                            -
                                                                                --------                     --------
Net cash provided by financing activities:                                        4,818                          291
                                                                                --------                     --------

Net increase (decrease) in cash and
   cash equivalents                                                               1,542                       (2,199)

Cash and cash equivalents -
   beginning of period                                                              868                       15,493
                                                                                --------                     --------

Cash and cash equivalents -
   end of period                                                                $ 2,410                      $13,294
                                                                                ========                     ========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
   Interest                                                                     $   334                      $   314
                                                                                ========                     ========
   Taxes                                                                        $    43                      $    38
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

         A reconciliation between the statutory Federal income tax rate and the effective income tax rate based on continuing operations for the three months ended March 31, 1997 is as follows:

                                                      1997          1996
                                                      ----          ----
      Statutory Federal income tax rate                0%           34%

      State and local income tax rate, net of
         Federal income tax benefit                    0             6

      Reduction in tax rate due to net operating
         loss carry forward                            0             -
                                                     ====           ====

      Effective income tax rate                        0%           40%
                                                     =====          ====

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

         In addition to the foregoing, the Debentures provide for the automatic conversion of any Debentures not previously converted as of the maturity date, provided that, as of such date: (i) the Company's registration statement with respect to the underlying shares continues to be effective; and (ii) no Event of Default exists under the Debentures. In the event that the Company does not have a registration statement with respect to the underlying shares or an event of default exists under the Debentures, the holders of the Debentures would be entitled to a cash payment, (in lieu of shares of the Company's
Common Stock) in an amount equal to the aggregate principal of those Debentures not previously converted. The Debentures are classified on the Company's Consolidated Condensed Balance Sheet as Long Term Debt. (See Note
7).

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

         The Singer Agreement provided for such Shareholders to convey all of said capital stock to the Company, free and clear of any and all claims, liens and/or encumbrances, in exchange for shares of the Company's Common Stock .

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

NOTE 6

         In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 changes the computational guidelines for earnings per share information. The Company will adopt the provisions of SFAS 128 in its December 31, 1997 consolidated financial statements. SFAS 128 will eliminate the presentation of primary earnings per share and replace it with basic earnings per share. Basic earnings per share differs from primary earnings per share because common stock equivalents are not considered in computing basic earnings per share. Fully diluted earnings per share will be replaced with diluted earnings per share. Diluted earnings per share is similar to fully diluted earnings per share, except in determining the number of dilutive shares outstanding for options and warrants, in that the proceeds that would be received upon the conversion of all dilutive options and warrants, are assumed to be used to repurchase the Company's Common Stock at the average market price of such stock during the period. For fully diluted earnings per share, the higher of the average market price or closing market price is used. If SFAS 128 had been in effect, the Company would have reported a basic and diluted loss per share of $.13 for the three month period ended March 31, 1997.

NOTE 7

         At the March 13, 1997 meeting of the Emerging Issues Task Force, the staff of the Securities and Exchange Commission (the "SEC") issued an announcement regarding accounting for the issuance of convertible debt securities. The announcement dealt with, among other things, the belief, by the SEC, that any beneficial conversion features on future conversions of debt securities increase the effective interest rate of the securities and should, therefor, be reflected as a charge to earnings. During the quarter ended March 31, 1997, the Company issued $8 million principal amount of its Convertible Debentures due August 25, 1998 (the "Debentures"), together with Warrants to purchase up to 800,000 shares of the Company's Common Stock, and, for each two Warrants exercised within a specified period of time, one additional Bonus Warrant (collectively, the "Units"). The Debentures provide for conversion features that permit the holders thereof to convert their Debentures to shares of the Company's Common Stock at a discount from the market price at the time the Debentures were issued. Although the date of this pronouncement was subsequent to the Company's issuance of the Debentures, it is the Company's opinion that the SEC intended this announcement to apply retroactively.

         Utilizing the conversion terms most beneficial to the purchasers of the Units, the Company has recorded in the accompanying financial statements amortization of debt discount of approximately $2,021,000, out of a total debt discount, with respect to all of the Debentures, of $5,916,000, which will be credited to the Company's paid-in-capital (Shareholders' Equity) over the period of time that the holders thereof actually convert the same to Common Stock. The non-cash portion of the discount is $5,436,000. Accordingly, once all of the Debentures have been so converted by the holders thereof, such discount will have no effect on the Company's Shareholders' Equity. This amount represents the intrinsic value of the beneficial conversion feature which is inherent in the conversion terms of the Debenture and the fair value of the Warrants (with an assumed exercise price of $6.50) the Bonus Warrants (with an assumed exercise price of $7.50), issued with the Debentures and the issuance cost of the Units. This discount is being amortized over the minimum period the debentures become convertible.

        The Debentures were originally classified on the Company's Consolidated Condensed Balance Sheet as Common Stock to be issued, net of costs of issuance of approximately $500,000, because the Company believed the likelihood that the Debentures would not be converted was remote. Since such date, however, the Company has determined that the Debentures should have been classified on the Company's Consolidated Balance Sheet as Long Term Debt.

         As a result of the foregoing, the Company is restating the financials statements contained in this Quarterly Report on Form 10Q-A for the three month period ended March 31, 1997. The impact of such restatement on the Company's Consolidated Condensed Statement of Operations and Balance Sheet is as follows:

                                                    Three Months Ended
                                                       March 31, 1997
                                               -------------------------------
                                                  As            As Originally
                                               Restated            Reported
                                               --------         --------------

Net (loss) income                             $(1,695,000)         $ 326,000
                                              ===========          =========
Earnings (loss) per common shares and
      common share equivalents                      $(.13)              $.02
                                                    =======             ====

                                                        March 31, 1997
                                               -------------------------------
                                                                As Originally
                                               As Restated        Reported
                                               -----------      --------------
Convertible Debentures                         $  4,105,000                 -
Shareholders' Equity                           $ 23,299,000      $ 27,404,000


NOTE 8 - Commitments and Contingencies

           The Company is, from time to time, a party to litigation arising in the ordinary course of business. In the opinion of management, there are no significant claims outstanding that are likely to have a material adverse effect upon the consolidated financial statements of the Company.

           The Company leases locations for the majority of both its operated and franchised stores. The Company holds the master lease on substantially all franchised locations and, as part of the franchise agreement, sublets the subject premises to the franchisee. Most master lease are subject to common area changes and additional rent based upon sales volume. As is required by SFAS 13 "Accounting for Leases", the Company amortizes its rent expense on a straight-line basis over the life of the related lease.

           The Company is a guarantor of a loan to a franchisee by a third party lender in the principal amount of $425,000.

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

         The Company's income before income taxes decreased by $1,958,000, to a loss of $1,695,000 for the three months ended March 31, 1997, as compared to net income of $263,000 for the same period in 1996, primarily as a result of a non-cash charge against earnings, in the approximate amount of $2,021,000 as a result of the Company's issuance and sale, in February, 1997, of its Convertible Debentures Due August 25, 1998 (See Note 7 of Notes to Financial Statements). During the second quarter of 1996, the Company consummated the VCA Transaction and, as a result, certain aspects of the Company's operations during the three months ended March 31, 1997 were not comparable to its operations for the same period in 1996. Income from the Company's operations (excluding income applicable to the operation of the stores acquired in the VCA Transaction) decreased by $1,044,000, or 396.9%, to a loss of $781,000 for the three months ended March 31, 1997, as compared to income of $263,000 for the same period in 1996. This decrease was primarily due to the increase in general and administrative expenses (including interest expense, depreciation and bad debt expense), as explained above, (excluding such expenses applicable to the operation of the stores acquired in the VCA Transaction) and a decrease in the net gains on the conveyance of the assets of Company-owned stores to franchisees (excluding such gains applicable to the conveyance of the assets of five Company-owned stores acquired in the VCA Transaction).

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

Item 3. Defaults Upon Senior Securities.  Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.  Not applicable.

Item 5. Other Information.  Not applicable.


Item 6. Exhibits and Reports on Form 8-K.

a.) Exhibits

                                EXHIBIT INDEX

Exhibit
Number
--------
10.70 Eleventh Amendment and Waiver, dated April 1, 1997, to the Credit Agreement between the Company and Chase Manhattan Bank (incorporated by reference to Exhibit 10.70 to the Company's Current Report on Form 8-K, dated April 7, 1997).

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

                                             STERLING VISION, INC.
                                             (Registrant)


                                                 /s/ Mary Ellen Lyons
                                             BY: ---------------------------
                                                 Mary Ellen Lyons


                                                 Signing on behalf of the
                                                 Registrant as its Chief
                                                 Accounting Officer.

                                             Date: April 15, 1998