Form 10-Q/A
period 1997-06-30
STERLING VISION INC
filed 1998-04-16
CIK 1002554

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                            -----------------------

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
            -----------------------------------------------------
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

Yes  X                     No
   -----                     -----

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes                        No
   -----                     -----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 13,356,107 shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of August 11, 1997.

Item 1.  Financial Statements

                    STERLING VISION, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars In Thousands)


                                                                                     June 30,      December 31,
                                                                                       1997            1996
                                                                                   (Unaudited)
                                                                                   -----------      -----------
                                                                                   (As Restated-
                                                                                    See Note 10)
ASSETS

Current Assets:

   Cash and cash equivalents                                                            $ 2,590           $   868
   Accounts receivable - net of allowance for
         doubtful accounts of $559 and $557, respectively                                 8,084             7,911
   Franchise and other notes receivable - current                                         3,092             3,375
   Inventories                                                                            3,488             3,678
   Due from related parties - current                                                       120               124
   Prepaid expenses and other current assets                                              1,131               883
                                                                                        -------           -------
         Total Current Assets                                                            18,505            16,839

Property and equipment - net of
         accumulated depreciation
                                                                                         11,205            10,818
Franchise and other notes receivable - net of allowance
         for doubtful accounts of $562                                                   16,672            16,089

Other assets                                                                              5,752             2,523
                                                                                        -------           -------

         Total Assets                                                                   $52,134           $46,269
                                                                                        =======           =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt                                                    $ 1,998           $ 9,151
   Notes payable - shareholders and directors                                               -               2,000
   Accounts payable and accrued liabilities                                               3,800             8,267
   Franchise related obligations - current                                                  848             1,224
   Deferred income taxes payable - current                                                 -                  -
                                                                                       --------           -------
         Total Current Liabilities                                                        6,646            20,642


Long term debt                                                                           12,961             4,033
Convertible debentures net of debt discount of $2,399                                     4,601                -
Deferred franchise income                                                                   172               328
Excess of fair value of assets acquired over cost                                         1,515             1,709
Commitments and contingencies

Shareholders' Equity:
   Preferred stock, $.01 par value per share;
         authorized 5,000,000 shares                                                        -                 -
   Common stock, $.01 par value per share; authorized
         28,000,000 shares; issued 12,928,092                                               129               124
   Additional paid-in capital                                                            34,745            24,982
   (Deficit)                                                                             (8,635)           (5,549)
                                                                                         -------          -------

         Total Shareholders' Equity                                                      $26,239          $19,557
                                                                                        --------          -------

         Total Liabilities and Shareholders' Equity                                      $52,134          $46,269
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

                    STERLING VISION, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                (Dollars In Thousands, Except Per Share Data)

                                                             Three Months Ended                     Six Months Ended
                                                             June 30,  June 30,                     June 30,  June 30,
                                                               1997      1996                         1997       1996
                                                              ------------------                      ----------------
                                                                 (As Restated-                          (As Restated-
                                                                  See Note 10)                          See Note 10)
Systemwide sales (Unaudited)                                    $36,279       $32,621                   $72,937   $63,506
                                                              =======       =======                   =======   =======
Revenues:
   Net sales - Company stores                                 $ 5,753       $ 7,104                   $11,757   $14,377
   Franchise royalties                                          2,555         1,930                     4,668     3,760
   Net gains and fees from the conveyance of
         Company-owned assets to franchisees                       68         1,028                       878     1,562
   Other income                                                   670           307                     1,217       697
                                                              -------       -------                   -------   -------
Total Revenues                                                  9,046        10,369                    18,520    20,396
                                                              -------       -------                   -------   -------
Costs and expenses:
   Cost of sales                                                1,552         1,849                     3,173     3,740
   Selling expenses                                             3,516         5,058                     7,365     9,875
   General and Administrative expenses                          3,586         3,424                     6,930     6,160
   Interest expense                                               287           283                       621       603
   Amortization of debt discount                                1,496           -                       3,517        -
                                                              -------       -------                 ---------     ----

Total Costs and Expenses                                       10,437        10,614                    21,606    20,378
                                                              -------       -------                   -------   -------

(Loss) income before provision for
         income taxes                                          (1,391)         (245)                   (3,086)       18
Provision (benefit) for income taxes                              -             (98)                      -           7
                                                              -------       -------                   -------   -------
Net (loss) income                                             $(1,391)      $  (147)                  $(3,086)   $   11
                                                              ========      =======                   ========   ======


Weighted average number of common
         shares outstanding                                    13,915        12,329                    13,915    12,329
                                                              =======       =======                   =======    ======

Earnings (loss) per common share                              $  (.10)      $  (.01)                  $  (.22)   $    0
                                                              ========      =======                   ========   ======

 The accompanying notes are an integral part of these Consolidated Condensed
                            Financial Statements.

                    STERLING VISION, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                            (Dollars In Thousands)

                                                                                    For the Six Months Ended
                                                                                              June 30,
                                                                                        1997         1996
                                                                                    -------------------------
                                                                                     (As Restated-
                                                                                      See Note 10)
Cash flow from operating activities:
   Net income                                                                           $(3,086)          $    11
   Adjustments to reconcile net income to net
         cash provided by operating activities:
                  Depreciation and amortization                                             929               436
                  Allowance for doubtful accounts                                           879               110
                  Net gain from the conveyance
                     of Company-owned assets
                     to franchisees                                                        (757)           (1,371)
                  Deferred income taxes payable                                             -                 334
                  Accrued interest                                                           42               -
                  Amortization of fair value of assets
                     acquired over cost                                                    (194)              -
                  Issuance of non-employee stock options                                    140               -
                  Amortization of debt discount                                            3,517              -
                  Changes in assets and liabilities:
                  Accounts receivable                                                      (115)           (1,853)
                  Inventories                                                               190                82
                  Prepaid expenses and other
                     current assets                                                        (240)             (814)
                  Other assets                                                           (1,312)             (380)
                  Accounts payable and accrued liabilities                               (4,767)           (1,698)
                  Franchise related obligations                                            (376)               78
                  Deferred franchise income                                                (156)              -

Net cash (used in) operating activities                                                 $(5,306)          $(5,065)
                                                                                        --------          -------
Cash flows from investing activities:
   Acquisition, net of cash acquired                                                        -              (4,715)
   Franchise notes receivable issued                                                     (2,583)           (2,494)
Repayment of franchise notes receivable                                                   1,411             1,121
   Purchase of property and equipment                                                      (405)           (1,398)
Conveyance of property and equipment                                                        690             2,369

Net cash (used in) investing activities                                                    (887)           (5,117)
                                                                                        -------           -------
Cash flows from financing activities:

   Sale of common stock and other
         capital contributions                                                              -                 625
   Borrowing on revolving credit note                                                       -                 225
   Payments on other debt                                                                (8,125)           (1,328)
   Restricted cash related to acquisition                                                   -              (4,150)
   Borrowings related to acquisition of a
         retail optical chain                                                               -               4,311
   Borrowings under franchise notes
         receivable Loan Agreement                                                        9,500               -
   Repayment of revolving credit note                                                    (1,000)              -
   Issuance of convertible debenture                                                      7,540               -
                                                                                         ------           -------
Net cash provided by (used in) financing activities                                       7,915              (317)
                                                                                        -------            -------
Net increase (decrease) in cash and cash equivalents                                      1,722           (10,499)
Cash and cash equivalents - beginning of year                                               868            15,493
                                                                                        -------           -------
Cash and cash equivalents - end of period                                               $ 2,590           $ 4,994
                                                                                        =======           =======
Supplemental disclosure of cash flow information:

Cash paid during the period for:
   Interest                                                                             $   579           $   603
                                                                                        =======           =======

   Taxes                                                                                $    47           $   423
                                                                                        =======           =======
   Acquisition, net of cash acquired:
         Working capital, other than cash                                                  (231)            1,324
         Property, plant and equipment                                                      600               600
         Other assets                                                                       -               2,791
         Goodwill                                                                         2,141                -


         Less: Common Stock issued                                                       (2,510)
                                                                                        -------
         Acquisition, net of cash acquired                                              $     0           $ 4,715
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

      A reconciliation between the statutory Federal income tax rate and the effective income tax rate based on continuing operations for the six months ended June 30, 1997 is as follows:

                                                                                  1997                   1996
                                                                                  ----                   ----
     Statutory Federal income tax rate                                              0%                    34%

      State and local income tax rate, net of
         Federal income tax benefit                                                 0                      6

      Reduction in tax rate due to net operating
         loss carryforward                                                          0                     -
                                                                                  ===                    ==

      Effective income tax rate                                                     0%                    40%
                                                                                  ===                    ===


NOTE 3

      During the calendar year ended December 31, 1996, the Registrant issued 80,040 shares of its Common Stock to certain of the franchisees of those franchised stores in existence on the date of the consummation of the Company's initial public offering (the "Offering"), in consideration of their future performance of, and compliance with, the terms of their respective Franchise Agreements. The fair value of such shares is being amortized over the vesting period of three years.

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

      In addition to the foregoing, the Debentures provide for the automatic conversion of any Debentures not previously converted as of the maturity date, provided that, as of such date: (i) the Company's registration statement with respect to the underlying shares continues to be effective; and (ii) no Event of Default exists under the Debentures. In the event that the Company does not have a registration statement with respect to the underlying shares or an event of default exists under the Debentures, the holders of the Debentures would be entitled to a cash payment, (in lieu of shares of the Company's Common Stock) in an amount equal to the aggregate principal of those Debentures not previously converted. The Debentures are classified on the Company's Consolidated Condensed Balance Sheet as Long Term Debt (See Note
10).

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

      The Singer Agreement provided: (i) that the assets of each of the Company Stores be conveyed to corporations owned by one or more of the Shareholders, which entities, simultaneously with the closing, each entered into a Sterling Optical Center Franchise Agreement; (ii) that the Company file, with the SEC, a registration statement seeking registration of the Common Stock issued to the Shareholders, as discussed below; (iii) for the pledge, by the Shareholders, of all of their shares of the Common Stock, to secure their obligations under the Singer Agreement; (iv) that the Shareholders being restricted from selling a portion of their shares of said Common Stock, all as more particularly set forth in the Singer Agreement; and
(v) the requirement that the Company, under certain circumstances, pay to the Shareholders the difference between the market price of its Common Stock (upon which the purchase price was calculated) and the selling price (net of 50% of commissions) of any such shares sold by the Shareholders (see Note 8). This transaction has been accounted for as a purchase, effective April 1, 1997, in accordance with Accounting Principle Board Pronouncements ("APB") 16 and 17, with allocations made based upon the estimated, fair market value of the assets acquired. Franchise Agreements, of approximately $2,100,000, are being amortized over a period of seven years.

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

NOTE 7

      In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings Per Share"
("SFAS 128"). SFAS 128 changes the computational guidelines for earnings per share information. The Company will adopt the provisions of SFAS 128 in its December 31, 1997 consolidated financial statements. SFAS 128 will eliminate the presentation of primary earnings per share and replace it with basic earnings per share. Basic earnings per share differs from primary earnings per share because common stock equivalents are not considered in computing basic earnings per share. Fully diluted earnings per share will be replaced with diluted earnings per share. Diluted earnings per share is similar to fully diluted earnings per share, except in determining the number of dilutive shares outstanding for options and warrants, in that the proceeds that would be received upon the conversion of all dilutive options and warrants, are assumed to be used to repurchase the Company's Common Stock at the average market price of such stock during the period. For fully diluted earnings per share, the higher of the average market price or closing market price is used. If SFAS 128 had been in effect the Company would have reported basic and diluted losses per share of $.22 for the six month period ended June 30, 1997.

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



NOTE 10

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

      Utilizing the conversion terms most beneficial to the purchasers of the Units, the Company has recorded in the accompanying financial statements amortization of debt discount of approximately $3,517,000 out of a total debt discount, with respect to all of the Debentures, of $5,916,000, which will be credited to the Company's paid-in-capital (Shareholders' Equity) over the period of time that the holders thereof actually convert the same to Common Stock. The non-cash portion of the discount is $5,436,000. Accordingly, once all of the Debentures have been so converted by the holders thereof, such discount will have no effect on the Company's Shareholders' Equity. This amount represents the intrinsic value of the beneficial conversion feature which is inherent in the conversion terms of the Debenture and the fair value of the Warrants (with an assumed exercise price of $6.50) and the Bonus Warrants (with an assumed exercise price of $7.50), issued with the Debentures and the issuance cost of the Units. This discount is being amortized over the minimum period the debentures become convertible.

      The Debentures were originally classified on the Company's Consolidated Condensed Balance Sheet as Common Stock to be issued, net of costs of issuance of approximately $500,000, because the Company believed the likelihood that the Debentures would not be converted was remote. Since such date, however, the Company has determined that the Debentures should have been classified on the Company's Consolidated Condensed Balance Sheet as Long Term Debt.

      As a result of the foregoing, the Company is restating the financial statements contained in this Quarterly Report on Form 10Q-A for the three month and six month periods June 30, 1997. The impact of such restatement on the Company's Consolidated Condensed Statement of Operations and Balance Sheet is as follows:

                                           Three Months Ended                        Six Months Ended
                                             June 30, 1997                             June 30, 1997
                                           As         As Originally                   As             As Originally
                                        Restated         Reported                   Restated             Reported
                                        --------       -------------                -------------      -------------
Net income (loss)                      $ (1,391,000)        $105,000                  $(3,086,000)          $431,000
                                       ============       ==========                 ============           ========
Earnings (loss) per
   common share                               $(.10)            $.01                      $  (.22)           $  (.03)
                                              ======        ========                  ===========           ========

                                                              June 30, 1997
                                                                              As Originally
                                                     As Restated                 Reported
                                                     -----------              --------------
 Convertible Debentures                              $ 4,601,000                          --
 Shareholders' Equity                                $26,239,000                 $30,840,000

Note 10 - Commitments and Contingencies

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

      The Company's income before income taxes decreased by $3,104,000, to a loss of $3,086,000 for the six months ended June 30, 1997, as compared to net income (before provision for income taxes) of $18,000 for the same period in 1996, primarily as a result of a non-cash charge against earnings, in the approximate amount of $3,517,000, as result of the Company's issuance and sale, in February, 1997, of its Convertible Debentures Due August 25, 1998 (see Note 10 of Notes to Financial Statements). During the second quarter of 1996, the Company consummated the VCA Transaction and, as a result, certain aspects of the Company's operations during the six months ended June 30, 1997 were not comparable to its operations for the same period in 1996. Losses from the Company's operations (excluding income applicable to the operation of the stores acquired in the VCA Transaction) increased by $1,106,000, or 256%, to a loss of $1,538,000 for the six months ended June 30, 1997, as compared to a loss of $432,000 for the same period in 1996. This increase was primarily due to the increase in general and administrative expenses (including interest expense, depreciation and bad debt expense), as explained above, (excluding such expenses applicable to the operation of the stores acquired in the VCA Transaction) and a decrease in the net gains on the conveyance of the assets of Company- owned stores to franchisees (excluding such gains applicable to the conveyance of the assets of five Company-owned stores acquired in the VCA Transaction).

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

                (ii)          A proposal to approve Amendment No. 2 to the Company's 1995 Stock Incentive Plan was approved by the shareholders. The Inspectors of Election certified the following vote tabulations:


                                                                                                        Broker
                                 For               Against                    Abstain                  Non-Votes
                                 ---               -------                    -------                  ----------
                              7,425,553            393,152                     23,450                  3,199,316

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

                (vii)         A proposal to approve the reappointment of Deloitte & Touche LLP, independent certified public accountants, as the Company's auditors for the calendar year ending December 31, 1997, was approved by the shareholders. The Inspectors of Election certified the following vote tabulations:


                                                                                                        Broker
                                 For               Against                    Abstain                  Non-Votes
                                 ---               -------                    -------                 -----------
                              10,939,171            88,950                     13,350                    - 0 -

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

                                                 STERLING VISION, INC.
                                                 (Registrant)

                                                 BY: /s/ MARY ELLEN LYONS
                                                    -----------------------
                                                    Mary Ellen Lyons
                                                    Chief Accounting Officer,

                                                    Signing on behalf of the
                                                    Registrant as its Chief
                                                    Accounting Officer.

                                                    Date: April 15, 1998