Form 10-Q/A
period 1997-09-30
STERLING VISION INC
filed 1998-04-16
CIK 1002554

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

Item 1.  Financial Statements

                    STERLING VISION, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars In Thousands)




                                                                                       September 30,    December 31,
                                                                                          1997             1996
                                                                                       (Unaudited)
                                                                                       -------------    -------------
                                                                                       (As Restated -
                                                                                        See Note 10)
ASSETS

Current Assets:

   Cash and cash equivalents                                                            $   682           $   868
   Accounts receivable - net of allowance for
         doubtful accounts of $715 and $557, respectively                                 7,939             7,911
   Franchise and other notes receivable - current                                         3,206             3,375
   Inventories                                                                            3,641             3,678
   Due from related parties - current                                                       114               124
   Prepaid expenses and other current assets                                              1,234               883
                                                                                        -------           -------
         Total Current Assets                                                           $16,816           $16,839

Property and equipment - net of
         accumulated depreciation

                                                                                         11,080            10,818
Franchise and other notes receivable - net of allowance
         for doubtful accounts of $562                                                   16,484            16,089
Excess of cost over net of assets acquired                                                3,200               594
Restricted cash                                                                           1,050                50
Other noncurrent assets                                                                   1,901             1,879
                                                                                        -------           -------

         Total Assets                                                                   $50,531           $46,269
                                                                                        =======           =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

   Current portion of long-term debt                                                    $ 1,998           $ 9,151

   Convertible debentures, net of debt discount of $887                                  2,423                 -
   Notes payable - shareholders and directors                                               -               2,000
   Accounts payable and accrued liabilities                                               3,754             8,267
   Franchise related obligations - current                                                  805             1,224
                                                                                          -----            ------
         Total Current Liabilities                                                       $8,980           $20,642

Long term debt                                                                           11,626             4,033
Deferred franchise income                                                                   168               328
Excess of fair value of assets acquired over cost                                         1,425             1,709
Commitments and contingencies

Shareholders' Equity:

   Preferred stock, $.01 par value per share;
         authorized 5,000,000 shares                                                        -                 -
   Common stock, $.01 par value per share; authorized
         28,000,000 shares; issued 13,712,585                                               137               124
   Additional paid-in capital                                                            38,741            24,982
   (Deficit)                                                                            (10,546)           (5,549)
                                                                                        --------           -------

         Total Shareholders' Equity                                                      28,332            19,557
                                                                                        --------           -------

         Total Liabilities and Shareholders' Equity                                     $50,531           $46,269
                                                                                        =======           =======



The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

                    STERLING VISION, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  (Unaudited)
                 (Dollars In Thousands, Except Per Share Data)

                                                            Three Months Ended             Nine Months Ended
                                                            Sept. 30, Sept. 30,            Sept. 30, Sept. 30,
                                                              1997      1996                 1997      1996
                                                     (As Restated -                     (As Restated-
                                                      See Note 10)                       See Note 10)
Systemwide sales (Unaudited)                                  $42,013   $33,593              $114,950   $96,815
                                                              =======   =======              ========   =======


Revenues:
   Net sales - Company stores                                 $ 6,027   $ 7,770               $17,784   $22,147
   Franchise royalties                                          2,263     2,023                 6,931     5,783
   Net gains and fees from the conveyance of

         Company-owned assets to franchisees                      414       665                 1,293     2,227
   Other income                                                   840       842                 2,056     1,539
                                                               ------    ------                ------    ------
Total Revenues                                                  9,544    11,300                28,064    31,696

Costs and expenses:
   Cost of sales                                                1,622     1,937                 4,795     5,677
   Selling expenses                                             3,831     5,221                11,196    15,096
   General and Administrative expenses                          4,189     5,107                11,118    11,267
   Interest expense                                               301       301                   923       904
   Amortization of debt discount                                1,512         -                 5,029         -
                                                               ------    ------                ------    ------
Total Costs and Expenses                                       11,455    12,566                33,061    32,944
                                                               ------    ------                ------    ------


Loss before provision for
         income taxes                                         $(1,911)  $(1,266)             $(4,997)  $(1,248)
Benefit from income taxes                                           -      (506)                   -      (499)
                                                              -------   --------             -------- --------
Net loss                                                      $(1,911)  $  (760)              (4,997)  $  (749)
                                                              ========  ========             ========  =======
Weighted average number of common
         shares outstanding                                    13,801    12,407               13,801    12,407
                                                              =======   ========             ========  =======



Loss per common share                                            (.14)     (.06)                (.36)     (.06)
                                                              =======   ========             ========  =======


The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

                    STERLING VISION, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars In Thousands)


                                                                                    For the Nine Months Ended
                                                                                            September 30,

                                                                                        1997         1996
                                                                         (As Restated-See Note 10)
Cash flow from operating activities:

   Net income                                                                           $(4,997)      $  (749)
   Adjustments to reconcile net income to net
         cash provided by operating activities:

                  Depreciation and amortization                                           1,614           802
                  Amortization of debt discount                                           5,029             -
                  Allowance for doubtful accounts                                           625           679
                  Net gain from the conveyance
                     of Company-owned assets
                     to franchisees                                                      (1,053)       (1,913)
                  Deferred gain on the conveyance of
                     Company stores assets to franchisees                                     -           328
                  Issuance of Non-Employee Stock Options                                    140
                  Deferred income taxes payable                                               -          (165)
                  Accrued interest                                                           63             -
                  Amortization of fair value of assets
                     acquired over cost                                                    (284)            -
                  Changes in assets and liabilities:
                  Accounts receivable                                                        30        (2,460)
                  Inventories                                                                37           446
                  Prepaid expenses and other
                     current assets                                                        (343)         (782)
                  Other assets                                                           (1,171)         (647)
                  Accounts payable and accrued liabilities                               (4,814)       (2,283)
                  Franchise related obligations                                            (419)          (76)
                  Deferred franchise income                                                (160)            -
                                                                                        --------       -------
Net cash (used in) operating activities                                                 $(5,703)      $(6,820)
                                                                                        --------       --------

Cash flows from investing activities:
   Acquisition, net of cash acquired                                                          -        (4,150)
   Franchise notes receivable issued                                                     (2,945)       (4,038)

   Repayment of franchise notes receivable                                                2,107         1,522
   Purchase of property and equipment                                                    (1,331)       (3,080)
   Conveyance of property and equipment                                                   1,127         2,944
                                                                                        -------        ------
Net cash (used in) investing activities                                                  (1,042)       (6,802)

Cash flows from financing activities:
   Sale of common stock and other
         capital contributions                                                                            625
   Borrowing on revolving credit note                                                         -           225
   Payments on other debt                                                                (9,481)       (1,651)
   Issuance of Convertible Debentures                                                     7,540             -

   Borrowings under franchise notes
         receivable Loan Agreement                                                        9,500
   Repayment of revolving credit note                                                    (1,000)            -
                                                                                          -----        -------

Net cash provided by (used in) financing activities                                       6,559          (801)
                                                                                          ------       -------
Net increase (decrease) in cash and cash equivalents                                       (186)      (14,423)
                                                                                        --------       --------
Cash and cash equivalents - beginning of year                                               868        15,493
Cash and cash equivalents - end of period                                               $   682       $ 1,070
                                                                                        =======        =======
Supplemental disclosure of cash flow information:

Cash paid during the period for:
   Interest                                                                             $   860       $   945
                                                                                        =======        =======
   Taxes                                                                                $    47       $   566
                                                                                        =======        =======
   Acquisition, net of cash acquired:

         Working capital, other than cash                                                  (231)          759
         Property, plant and equipment                                                      200           600
         Other assets                                                                       -           2,791
         Goodwill                                                                         2,541             -
         Less: Common Stock issued                                                       (2,510)            -
         Acquisition, net of cash acquired                                              $   0         $ 4,150
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

      A reconciliation between the statutory Federal income tax rate and the effective income tax rate based on continuing operations for the nine months ended September 30, 1997 is as follows:



                                                    1997                    1996
      Statutory Federal income tax rate               0%                     34%

      State and local income tax rate, net of
         Federal income tax benefit                   0                       6

      Reduction in tax rate due to net operating
         loss carryforward                            0                      -
                                                    ====                    ===

      Effective income tax rate                       0%                    40%

                                                    ====                    ===


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

      In addition to the foregoing, the Debentures provide for the automatic conversion of any Debentures not previously converted as of the maturity date, provided that, as of such date: (i) the Company's registration statement with respect to the underlying shares of Common Stock continues to be effective; and (ii) no Event of Default exists under the Debentures. In the event that the Company does not have a registration statement with respect to the underlying shares or an Event of Default exists under the Debentures, the holders of the Debentures would be entitled to a cash payment, (in lieu of shares of the Company's Common Stock) in an amount equal to the aggregate principal of those Debentures not previously converted. The Debentures are classified on the Company's Consolidated Condensed Balance Sheet as a Current Liability. As of September 30, 1997, approximately $4,800,000 of the Debentures had been converted to Common Stock.

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

(Dollars in thousands, except per
      common share amounts)


                                                                      Nine Months Ended
                                                                        September 30,

                                                                  1997                  1996

Systemwide sales                                               $117,530               $104,501
                                                               ========               ========
Revenues:
   Net sales - Company stores                                   $17,784               $ 22,147
   Franchise royalties                                            7,137                  6,398
   Net gains and fees from the conveyance of
      Company-owned assets to franchisees                         1,293                  2,227
   Other income                                                   2,056                  1,539

Total Revenues                                                   28,270                 32,311
Costs and expenses:
   Cost of sales                                                  4,796                  5,677
   Selling expenses                                              11,196                 15,096
   General and Administrative expenses                           11,122                 11,293
   Interest expense                                                 923                    904
Amortization of Debt Discount                                     5,029                     -
Total Costs and Expenses                                         33,066                 32,970
Net income (loss) before provision for
      income taxes                                               (4,796)            (659)
Provision (benefit) for income taxes                                 -                    (264)
Net income (loss)                                               $(4,796)               $  (395)
                                                                =======               ========
Weighted average number of common
      shares outstanding                                         13,713                 12,325
                                                                =======               ========

Earnings (loss) per common share                                   (.35)                  (.03)
                                                                =======               =========


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

NOTE 7

      In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 changes the computational guidelines for earnings per share information. The Company will adopt the provisions of SFAS 128 in its December 31, 1997 consolidated financial statements. SFAS 128 will eliminate the presentation of primary earnings per share and replace it with basic earnings per share. Basic earnings per share differs from primary earnings per share because common stock equivalents are not considered in computing basic earnings per share. Fully diluted earnings per share will be replaced with diluted earnings per share. Diluted earnings per share is similar to fully diluted earnings per share, except in determining the number of dilutive shares outstanding for options and warrants, in that the proceeds that would be received upon the conversion of all dilutive options and warrants, are assumed to be used to repurchase the Company's Common Stock at the average market price of such stock during the period. For fully diluted earnings per share, the higher of the average market price or closing market price is used. If SFAS 128 had been in effect, the Company would have reported basic and diluted losses per share of $.36 for the nine month period ended September 30, 1997.

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

      Utilizing the conversion terms most beneficial to the purchasers of the Units, the Company has recorded in the accompanying financial statements amortization of debt discount of approximately $5,029,000 out of a total debt discount, with respect to all of the Debentures, of $5,916,000, which will be credited to the Company's paid-in-capital (Shareholders' Equity) over the period of time that the holders thereof actually convert the same to Common Stock. The non-cash portion of the discount is $5,436,000. Accordingly, once all of the Debentures have been so converted by the holders thereof, such discount will have no effect on the Company's Shareholders' Equity. This amount represents the intrinsic value of the beneficial conversion feature which is inherent in the conversion terms of the Debenture and the fair value of the Warrants (with an assumed exercise price of $6.50) and the Bonus Warrants (with an assumed exercise price of $7.50), issued with the Debentures and the issuance cost of the Units.


This discount is being amortized over the minimum period the debentures become convertible.

      The Debentures were originally classified on the Company's Consolidated Condensed Balance Sheets as Common Stock to be issued, net of costs of issuance of approximately $500,000, because the Company believed the likelihood that the Debentures would not be converted was remote. Since such date, however the Company has determined that the Debentures should have been classified on the Company's Consolidated Condensed Balance Sheet as a current liability.

      As a result of the foregoing, the Company is restating the financials statements contained in this Quarterly Report on Form 10Q-A for the three month and nine month periods ended September 30, 1997. The impact of such restatement on the Company's Consolidated Condensed Statement of Operations and Balance Sheet is as follows:


                                                                     Three Months Ended       Nine Months Ended
                                                                     September 30, 1997       September 30, 1997

                                                                               As Originally                        As Originally
                                                                 As Restated      Reported             As Restated     Reported
                                                                 -----------   -------------           -----------  -------------
Net income (loss)                                                $(1,911,000)   $(399,000)             $(4,997,000)     $31,000
Earnings (loss) per common shares ands
      common share equivalents                                         $(.14)   $    (.03)             $      (.36)     $  (.00)
                                                                  ===========    =========              +=========      ========


                                                    September 30, 1997
                                                              As Originally
                                               As Restated       Reported
                                               -----------   -------------
Convertible Debentures                         $ 2,423,000               -
Shareholders' Equity                           $28,332,000     $30,755,000

Note 10-Commitments and Contingencies

      The Company is, from time to time, a party to litigation arising in the ordinary course of business. In the opinion of management, there are no significant claims outstanding that are likely to have a material adverse effect upon the consolidated financial statements of the Company.

      The Company leases locations for the majority of both its operated and franchised stores. The Company holds the master lease on substantially all franchised locations and, as part of the franchise agreement, sublets the subject premises to the franchisee. Most master lease are subject to common area charges and additional rent based upon sales volume. As is required by SFAS 13 "Accounting for Leases", the Company amortizes its rent expense on a straight-line basis over the life of the related lease.

      The Company is a guarantor of a loan to a franchisee by a third party lender in the principal amount of $425,000.



Item 2. Management's Discussion and Analysisof Financial Condition and Results of Operations

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

      The Company's loss before income taxes increased by $3,750,000, to $4,997,000 for the nine months ended September 30, 1997 as compared to $1,247,000 for the same period in 1996, primarily as a result of a non-cash charge against earnings, in the approximate amount of $5,029,000, as a result of the Company's issuance and sale, in February 1997, of its Convertible Debentures Due August 25, 1998 (See Note 10 of Notes to Financial Statements). The Company consummated the VCA Transaction and the Singer Transaction during the second quarter of 1996 and the second quarter of 1997, respectively. As a result, certain aspects of the Company's operations during the nine months ended September 30, 1997 were not comparable to its operations for the same period in 1996. Losses from the Company's operations increased by $217,000, or 10.9%, to a loss of $2,217,000 for the nine months ended September 30, 1997, as compared to a loss of $2,000,000 for the same period in 1996. This increase was primarily due to the decrease in general and administrative expenses (including interest expense, depreciation and bad debt expense), as explained above, which was offset by a decrease in the net gains on the conveyance of the assets of Company-owned stores to franchisees.

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

      As of September 30, 1997 and December 31, 1996, the Company had $7,836,000 and $(3,803,000), respectively, in working capital, and $682,000 and $868,000, respectively, of cash and cash equivalents. As of the date hereof, the Company has ceased the construction of any new Insight Laser Centers, including the one in San Francisco, California (which was anticipated to open during the first quarter of 1997). During the twelve months ending December 31, 1997, the Company anticipates having the following capital requirements: renovating six existing Company-owned stores; the continuing upgrade of the Company's management information system in conjunction with the point-of-sale computer systems being installed in its Company-owned stores, in the aggregate, approximate amount of $250,000; and acquiring retail optical stores, subject to the availability of qualified opportunities in furtherance of the Company's business strategy, in amounts that cannot be projected by the Company at this time.

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


                                       STERLING VISION, INC.
                                       (Registrant)

                                       BY: /s/ Mary Ellen Lyons
                                           -------------------------
                                           Mary Ellen Lyons
                                           Chief Accounting Officer

                                           Signing on behalf of the
                                           Registrant as its Chief
                                           Accounting Officer.

                                           Date: April 15, 1998