Form 10-Q
period 1998-03-31
STERLING VISION INC
filed 1998-05-15
CIK 1002554

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

(Mark one)

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

Yes     No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
There were 14,714,863 shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of May 14, 1998.

Item 1.  Financial Statements

                    STERLING VISION, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars In Thousands)

                                                          March 31, December 31,
                                                              1998        1997
                                                          (Unaudited)
                                                            --------    --------
ASSETS
Current Assets:
   Cash and cash equivalents ............................ $    717    $    334
   Accounts receivable - net of allowance for
         doubtful accounts of $604 and $514, respectively   10,247       8,446
   Franchise and other notes receivable - current .......    3,270       3,301
   Inventories ..........................................    3,272       3,310
   Due from related parties - current ...................      104         110
   Prepaid expenses and other current assets ............      432         516
                                                          --------    --------
         Total Current Assets ........................... $ 18,043    $ 16,017

Property and equipment - net of
         accumulated depreciation .......................    9,614       9,903

Franchise and other notes receivable - net of allowance
         for doubtful accounts of $562 ..................   14,235      14,884
Excess of cost over fair value of assets acquired .......    3,120       3,272
Restricted cash .........................................      550         550
Other noncurrent assets .................................    1,236       1,217
                                                          --------    --------
         Total Assets ................................... $ 46,798    $ 45,843
                                                          ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt .................... $  2,477    $  3,477
   Convertible debentures due August 25, 1998 ...........     --         1,652
   Accounts payable and accrued liabilities .............    6,446       6,579
   Franchise related obligations - current ..............      758         837
                                                          --------    --------
         Total Current Liabilities ...................... $  9,681    $ 12,545

Long term debt ..........................................    9,189      10,249
Deferred franchise income ...............................       93          96
Excess of fair value of assets acquired over cost .......    1,275       1,362
Lease terminations costs ................................      191         320

Commitments and contingencies (Note 7)

Shareholders' Equity:
   Preferred stock, $.01 par value per share;
         authorized 5,000,000 shares; issued 35 .........     --          --
   Common stock, $.01 par value per share; authorized
         28,000,000 shares; 14,322,857 and 13,927,227
         issued and outstanding, respectively ...........      143         139
   Additional paid-in capital ...........................   48,240      40,843
   (Deficit) ............................................  (22,014)    (19,711)
                                                          --------    --------
         Total Shareholders' Equity .....................   26,369      21,271
                                                          --------    --------
         Total Liabilities and Shareholders' Equity ..... $ 46,798    $ 45,843
                                                          ========    ========

See accompanying notes to Consolidated Condensed Financial Statements.

                    STERLING VISION, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In Thousands, Except Per Share Data)

                                                     For the Three Months Ended
                                                              March 31,
                                                         1998          1997
                                                       --------      --------

Systemwide sales(Unaudited) ......................     $ 37,031      $ 36,658
                                                       ========      ========

Revenues:
   Net sales - Company stores ....................     $  6,939         6,004
   Franchise royalties ...........................        2,385         2,113
   Net gains and fees from the conveyance of
         Company-owned assets to franchisees .....          135           810
   Other income ..................................          555           547
                                                       --------      --------
Total Revenues ...................................       10,014         9,474
                                                       --------      --------

Costs and expenses:
   Cost of sales .................................        1,894         1,621
   Selling expenses ..............................        4,237         3,849
   General and Administrative expenses ...........        3,386         3,344
   Interest expense ..............................          331           334
   Amortization of debt discount .................         --           2,021
                                                       --------      --------
Total Costs and Expenses .........................        9,848        11,169
                                                       --------      --------


Net income (loss) before provision for
         income taxes ............................     $    166        (1,695)
Provision for income taxes .......................         --            --
                                                       --------      --------
Net income (loss) ................................     $    166      $ (1,695)
                                                       ========      ========


Weighted average number of common
         shares outstanding ......................       14,318        13,239
                                                       ========      ========

Basic (loss) per common share (Note 11) ..........        ($.16)     $   (.13)
                                                       ========      ========


See accompanying notes to Consolidated Condensed Financial Statements.

                    STERLING VISION, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In Thousands)

                                                      For the Three Months Ended
                                                                   March 31,
                                                               1998       1997
                                                             -------    -------

Cash flow from operating activities:
         Net income .......................................  $   166    $(1,695)
         Adjustments to reconcile net income to net
           cash provided by operation activities:
                  Depreciation and amortization ...........      572        408
                  Amortization of debt discount ...........        0      2,001
                  Allowance for doubtful accounts .........       90         91
                  Net gain from the conveyance
                     of Company-owned assets to franchisees      (75)      (700)
                  Accrued interest ........................       22         21
                  Accretion of fair value of assets
                     acquired over cost ...................      (87)       (97)
                  Changes in assets and liabilities:
                  Accounts receivable .....................   (1,890)      (825)
                  Inventories .............................       38        240
                  Prepaid expenses and other
                     current assets .......................       84        (63)
                  Other assets ............................      (42)        21
                  Accounts payable and accrued liabilities      (177)    (2,785)
                  Franchise related obligations ...........      (80)      (149)
                  Deferred franchise income ...............        3       (100)
                  Lease termination costs .................      129       --
                                                             -------    -------

Net cash (used in) operating activities ...................  $(1,511)   $(3,632)
                                                             -------    -------

Cash flows from investing activities:
         Franchise notes receivable issued ................      (22)      (982)
         Repayment of franchise notes receivable ..........      708        502
         Purchase of property and equipment ...............     (182)      (205)
         Conveyance of property and equipment .............      148      1,041
                                                             -------    -------
Net cash provided by investing activities .................  $   652    $   356
                                                             -------    -------

                            Continued on next page

See accompanying notes to Consolidated Condensed Financial Statements.

                    STERLING VISION, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                      For the Three Months Ended
                                                                  March 31,
                                                               1998      1997
                                                             -------   -------
Cash flows from financing activities:
   Sale of stock and other capital contributions,
      out of issuance costs ...............................    3,324      --
   Repayment of term loans ................................     --        (498)
   Repayment of revolving credit note .....................     --      (1,000)
   Payments on other debt .................................   (2,082)   (1,224)
   Issuance of Convertible Debentures .....................              7,540

Net cash provided by financing activities .................    1,242     4,818

Net increase in cash and cash equivalents .................      383     1,542

Cash and cash equivalents - beginning of year .............      334       868
                                                             -------   -------

Cash and cash equivalents - end of period .................  $   717   $ 2,410
                                                             =======   =======

Supplemental disclosure of cash flow information:

Cash paid during the period for:

   Interest ...............................................  $   331   $   334

   Income taxes ...........................................  $     0   $    43
                                                             =======   =======


See accompanying notes to Consolidated Condensed Financial Statements.

                    STERLING VISION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1

      The accompanying Consolidated Condensed Financial Statements of Sterling Vision, Inc. (the "Registrant") and Subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997. There have been no changes in significant accounting policies since December 31, 1997.

NOTE 2

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

      The Debentures bear no interest and mature on August 25, 1998. Except for $400,000 principal amount of the Debentures which were redeemed by the Company, prior to March 31, 1998, all of the Debentures were converted by the holders thereof into registered shares of the Company's Common Stock at a price per share (the "Conversion Price") equal to the lesser of $6.50 or 85% of the average closing bid price of the Common Stock as reported on the Nasdaq National Market System ("Nasdaq") for the 5 trading days immediately preceding the date of conversion (See Note 7).

      The Warrants entitle the holders thereof to purchase an aggregate of 800,000 shares of Common Stock at an exercise price per share equal to the lower of $6.50 or the average of the Conversion Price of any Debentures converted, by the holder, prior to the date of exercise. The Warrants are exercisable until February 26, 2000. If a holder of a Warrant exercises a Warrant at any time during the 2 year period following the effectiveness of the registration statement, such holder will receive, for each two Warrants exercised within such time, an additional Bonus Warrant entitling the holder thereof to purchase one additional share of Common Stock at an exercise price of $7.50 per share, which Bonus Warrants have a term of 3 years from the date of grant. (See Notes 5 and 10).

NOTE 3

      On April 1, 1997, the Company acquired all of the issued and outstanding shares of the capital stock of Singer Specs, Inc., a Delaware corporation, and certain of its wholly owned subsidiaries (collectively, "Singer") pursuant to the terms of a certain Agreement and Plan of Reorganization, dated February 19, 1997 (the "Singer Agreement"), between the Company and the owners (collectively, the "Shareholders") of all of the capital stock of Singer. As of the closing, Singer was the: (i) operator of four retail optical stores (collectively, the "Company Stores"); (ii) franchisor of approximately an additional 27 other retail optical stores, all of which company operated and franchised stores are located in the States of Pennsylvania, Delaware, New Jersey, Virginia and the U.S. Virgin Islands; and (iii) owner of a commercial building located in Philadelphia, Pennsylvania.

      The Singer Agreement provided for such Shareholders to convey all of said capital stock to the Company, free and clear of any and all claims, liens and/or encumbrances, in exchange for shares of the Company's Common Stock, subject to certain post closing adjustments.

      The Singer Agreement provided: (i) that the assets of each of the Company Stores be conveyed to corporations owned by one or more of the Shareholders, which entities, simultaneously with the closing, each entered into a Sterling Optical Center Franchise Agreement; (ii) for the pledge, by the Shareholders, of all of their shares of the Common Stock, to secure their obligations under the Singer Agreement; (iii) that the Company file, with the Securities and Exchange Commission ("SEC"), a registration statement seeking registration of the Common Stock issued to the Shareholders, as discussed below; (iv)for the Shareholders being restricted from selling a portion of their shares of said Common Stock, all as more particularly set forth in the Singer Agreement; and (v) a requirement that the Company, under certain circumstances, pay to the Shareholders the difference between the market price of its Common Stock (upon which the purchase price was calculated) and the selling price (net of 50% of commissions) of any such shares sold by such Shareholders. This transaction was accounted for as a purchase, effective April 1, 1997, in accordance with Accounting Principle Board Pronouncements ("APB") 16 and 17, with allocations made based upon the estimated, fair market value of the assets acquired. Franchise Agreements are being amortized over a period of ten (10) years. The Company, pursuant to the terms of the Singer Agreement, paid to the Shareholders approximately $143,000, which represented the difference between the market price of its Common Stock (upon which the purchase price for the capital stock of Singer was calculated) and the selling price (net of 50% of commissions) generated from their sale of approximately 100,000 shares of the Company's Common Stock.

      On April 21, 1997, the Company entered in a Note Amendment and Conversion Agreement (the "BEC Agreement") with BEC Group, Inc. ("BEC"), the holder of two promissory notes (each having a term of 25 months and in the original principal amount of $1,050,000 and $200,000, respectively) issued by the Company in connection with its acquisition (the "Pembridge Transaction"), on August 26, 1994, from Pembridge Optical Partners, Inc., of the assets of eight retail optical stores. Pursuant to the BEC Agreement: (i) the Company, on June 9, 1997, prepaid the principal balance of (but not accrued interest on) each of said promissory notes in registered shares of its Common Stock; and (ii)is afforded the right to prepay the principal balance of (but not accrued interest on) each of said promissory notes in registered shares of its Common Stock; and was required to pay the difference between market price of its Common Stock (upon which the number of shares to be used to BEC was calculated) and the selling price of any such shares sold by BEC.

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

NOTE 4

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

NOTE 5

      At the March 13, 1997 meeting of the Emerging Issues Task Force, the staff of the SEC issued an announcement regarding accounting for the issuance of convertible debt securities. The announcement dealt with, among other things, the belief, by the SEC, that any beneficial conversion features on future conversions of debt securities increase the effective interest rate of the securities and should, therefor, be reflected as a charge to earnings. During the quarter ended March 31, 1997, the Company issued $8 million principal amount of its Convertible Debentures due August 25, 1998 (the

"Debentures"), together with Warrants to purchase up to 800,000 shares of the Company's Common Stock, and, for each two Warrants exercised within a specified period of time, one additional Bonus Warrant (collectively, the "Units"). The Debentures provide for conversion features that permit the holders thereof to convert their Debentures to shares of the Company's Common Stock at a discount from the market price at the time the Debentures were issued. Although the date of this pronouncement was subsequent to the Company's issuance of the Debentures, it is the Company's opinion that the SEC intended this announcement to apply retroactively.

      Utilizing the conversion terms most beneficial to the purchasers of the Units, the Company has recorded in the accompanying financial statements amortization of debt discount of approximately $2,021,000 for the three months ended March 31, 1997, out of a total debt discount, with respect to all of the Debentures, of $5,916,000, which was credited to the Company's paid-in-capital (Shareholders' Equity) over the period of time that the holders thereof actually converted the same to Common Stock. The non-cash portion of the discount was $5,436,000. Accordingly, as of March 31, 1998 such discount had no effect on the Company's Shareholders' Equity. This amount represented the intrinsic value of the beneficial conversion feature which is inherent in the conversion terms of the Debentures, and the fair value of the Warrants (with an assumed exercise price of $6.50), the Bonus Warrants (with an assumed exercise price of $7.50), issued with the Debentures, and the issuance cost of the Units. This discount was being amortized over the minimum period the Debentures become convertible.

      The Debentures were originally classified on the Company's Consolidated Condensed Balance Sheet as Common Stock to be issued, net of costs of approximately $500,000, because the Company believed that the likelihood that the Debentures would not be converted was remote. Since such date, however, the Company has determined that the

Debentures should have been classified on the Company's Consolidated Condensed Balance Sheet as Long Term Debt.

NOTE 6

      In February, 1998, the Company entered into Convertible Debentures and Warrants Subscription Agreements with certain investors in connection with the private placement of units consisting of an aggregate of $3.5 million principal amount of convertible debentures (as amended on March 25, 1998, collectively, the "1998 Debentures") and an aggregate of 700,000 warrants (collectively, the "1998 Warrants"), which 1998 Warrants entitled the holders thereof to purchase up to 700,000 shares of the Company's Common Stock, at a price of $5.00 per share. The Company used the net proceeds (approximately $3.3 million) of the private placement: (i)to repay certain loans previously made to it ($1,700,000), together with interest thereon; and (ii) the balance for general corporate purposes.

      Subsequently to the date of the Company's issuance and sale of the 1998

Debentures and 1998 Warrants, the Company and the Holders thereof (collectively, the "Original Holders"), determined that the issuance and sale of such 1998 Debentures and 1998 Warrants should be rescinded based upon a certain mutual mistake of the Company and the Original Holders. Accordingly, on April 14, 1998, the Company and the Original Holders entered into an Exchange Agreement, effective as of February 17, 1998, pursuant to which the 1998 Debentures were rescinded and declared null and void from inception, and were exchanged for $3.5 million Stated Value of a series of the Company's Preferred Stock, par value $.01 per share (the "Preferred Stock"), and the 1998 Warrants were exchanged for new warrants (the "New Warrants"), entitling holders thereof to purchase up to 700,000 shares of Common Stock at a price of $5.00 per share (the "Conversion Price"), until February 17, 2001. (See Note 10: Subsequent Events).

      The Preferred Stock: (i) requires the Company to pay quarterly dividends thereon, commencing May 17, 1998, calculated at the rate of ten (10%) percent per annum; (ii) permits the Company to pay such dividends in registered shares of its Common Stock; (iii) permits the holders thereof, at any time prior to redemption by the Company, to convert all or a portion of the same into shares of Common Stock based upon the Conversion Price: (iv) requires the Company to redeem, in either cash or registered shares of its Common Stock, at the Company's option, all (but not less than all) of the Stock (at 105% of the then, outstanding Stated Value thereof, based upon the Conversion Price, hereinafter the "Redemption Amount") at any time from and after February 17, 1999 that a registration statement (pursuant to which the Common Stock (into which the Preferred Stock may be converted) has been registered) is effective;
(v) permits the Company to redeem all (but not less than all) of the Preferred Stock, in cash and at the Redemption Amount, at any time from and after February 17, 1999; and (vi) provides that from and after February 18, 1999, the Company will be required to pay dividends thereon, until the same are redeemed by the Company, at the rate of twenty-four (24%) percent per annum.

NOTE 7 - Commitments and Contingencies

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

      As part of the Benson Transaction, the Company issued a non-negotiable,

subordinated convertible debenture (the "Benson Debenture"), in the principal amount of $5,900,000, subject to reduction and payable, without interest, on September 15, 2015. The Benson Debenture is subordinated to all existing and future indebtedness, debts and obligations of the Company. The Company had a right of offset against the principal amount of the Benson Debenture in the event the Company did not retain at least 40 of the 98 Benson stores acquired by the Company in the Benson Transaction, which right of offset was equal to $147,000 for each store less than 40 that the Company retained. In December 1995, the Company elected to assume the leases for 32 stores and consequently, was entitled to reduce the principal amount of the Benson Debenture by the sum of $1,176,000 from $5,900,000 to $4,724,000. The Benson Debenture is included in Long-Term Debt and is recorded at its present value of $1,076,000 using an imputed internal interest rate of 8.5%.

      On June 30, 1997, the Company entered into a loan agreement (the "Loan Agreement") with STI Credit Corporation ("STI") that: (i) established, in favor of the Company, a $20,000,000 credit facility to finance a portion of the Company's currently existing and future franchise promissory notes receivable; and, (ii) funded $10,000,000, although $1,000,000 [the "Additional Funds"] of the funded amount was withheld pending the Company's satisfaction of a required collateral ratio with respect to such credit facility (less a facility fee equal to two percent of the amount of the loan). Sixty-five (65%) percent of the funded amount is to be repaid by the Company over a term of 60 months, with a final balloon payment at the expiration of the sixty-first month of the term of said loan. The Company granted to STI a first priority, continuing security interest in a substantial portion of its franchise notes and the proceeds related to such notes. A portion of the net proceeds (approximately $6,100,000) of the loan was used to satisfy, pay and discharge, in full, all amounts then due by the Company to: (i) Chase Manhattan Bank (the "Bank") ($5,035,000, together with accrued interest thereon, in the approximate amount of $37,000); and (ii) certain principal shareholders of the Company ($1,000,000, together with accrued interest thereon, in the approximate amount of $9,000). As a result of the foregoing: (i) the Bank's lien upon, and security interest in, substantially all of the Company's assets (previously securing the Bank's various loans to the Company) was discharged; and (ii) restrictions previously imposed upon the Company (pursuant to the Company's Credit Agreement with the Bank) are no longer applicable.

      On October 9, 1997, STI amended the Loan Agreement and disbursed a portion of the Additional Funds to the Company. As of March 31, 1997, the outstanding principal balance of such loan was approximately $8,026,000. Pursuant to the terms of the Loan Agreement, the Company must comply with the following financial covenants: (i) the maintenance of positive, annual net income for each of its calendar years; (ii) working capital of not less than $2 million; (iii) shareholders' equity of not less than $26 million; and (iv) from and after June 30, 1998, a collateral ratio of 1.2 to 1.0. As of December 31, 1997, the Company was not in compliance with the financial covenants described in clauses (i) and (iii) above, although STI subsequently waived such non-compliance in exchange for the Company's agreement to execute an amendment to the Loan Agreement, which amended the Loan Agreement so as to:
(i) waive the Company's compliance with all of its financial covenants until December 31, 1998; (ii) reduced such shareholders' equity requirement to $25 million; (iii) provided for a prepayment penalty of $500,000; and (iv) required the Company to pay certain fees to STI, in the aggregate amount of

$70,000.

      As of March 31, 1998, the Company was the lessee of six excimer lasers and ancillary equipment under capital leases expiring in various years through 2001. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset.

NOTE 8 - Recent Accounting Requirements

      In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements or in the case of interim reporting, the footnote approach may be utilized. For the quarters ended March 31, 1998 and 1997, the Company's operations did not give rise to items includible in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

      In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments, to the corresponding amounts in the general purpose financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company's operations are presently classified into two principal industry segments: (i) the retail optical segment, whereby the Company owns and operates, as well as franchises a retail chain of optical stores which offer eyecare products and services such as prescription and non-prescription eyeglasses, eyeglass frames, ophthalmic lenses, contact lenses, sunglasses and a broad range of ancillary items; and
(ii) the Insight Laser segment, whereby the Company owns and operates a laser surgery center and provides access, for a fee, to affiliated ophthalmologists who utilize Insight's excimer lasers in offering PRK, a procedure performed with such lasers for the correction of certain degrees of myopia. Management is presently evaluating the impact on the Company's financial reporting from the adoption of this statement.

NOTE 9- Impact of the Year 2000 Issue

      The Year 2000 Issue is the result of potential problems with computer systems and/or any equipment with computer chips that use dates, where the date has been stored as just two digits (e.g. 97 for 1997). On January 1, 2000, any clock or date recording mechanism (including date sensitive software) which uses only two digits to represent the year, may recognize a date using 00 as the year 1900, rather than the year 2000. This could result in a system failure or miscalculations, causing disruption of operations, as such systems may be unable to accurately process certain date-based information.

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

NOTE 10 - Subsequent Events

      On May 1, 1998, certain of the holders of the Company's Warrants exercised their right to acquire an aggregate of 392,000 registered shares of the Company's Common Stock in exchange for the Company's agreement to reduce the respective exercise prices thereof by 15%. The proceeds of such exercise were utilized by the Company to acquire the Ambulatory Surgery Center described below.

      On May 6, 1998, the Company, through its wholly owned subsidiary, Insight Laser Centers N.Y. I, Inc., purchased substantially all of the assets of an ambulatory surgery center located in Garden City, New York (the "Center") and, in connection therewith: (i) settled its legal action against the estate of the former owner of such Center; (ii) entered into a long term lease of the premises in which such Center is located; and (iii) entered into an agreement pursuant to which it will manage the operations of the Center, on an interim basis, pending the approval, from the New York State Department of Health, of the transfer of the license and certificate of need therefor to the Company.

NOTE 11 - Earnings per Share

      Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". Basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares, dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations.

      The following chart provides a reconciliation of information used in calculating the per share amounts for the three months ended March 31, 1998 and for the three months ended March 31, 1997. No information is presented for

Diluted EPS as the effect of the inclusion of convertible securities would be anti-dilutive:

                                                                    Net Income
Basic EPS             Net Income            Shares                  Per Share
---------            ------------         ----------                  ------

Net (Loss)-1998      ($2,303,000)         14,318,000                  ($.16)
                     ------------         ----------                  ------
Net (Loss)-1997      ($1,695,000)         13,239,000                  ($.13)
                     ------------         ----------                  ------

      The calculation of earnings per share for the three months ended March 31, 1998, reflects a one-time, non-cash charge to earnings attributable to common stock of $2,469,000, or $.17 per share, as a consequence of the imputed value of dividends, resulting from the beneficial conversion feature attributable to the Preferred Stock and the beneficial exercise price of the New Warrants (see Note 6), reducing net income attributable to common stock from $166,000 to a net loss attributable to common stock of ($2,469,000). In addition, net income for the three months ended March 31, 1997, reflected a non-cash charge of $2,021,000, or $.15 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      All statements contained herein (other than historical facts) including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations, including the operations of the Registrant's subsidiary, Insight, and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ from the anticipated results or other expectations expressed in the Company's forward looking statements. Generally, the words "anticipate", "believe", "estimate", "expects" and similar expressions, as they relate to the Company and/or its management, are intended to identify forward looking statements. Among the factors that could cause actual results to differ materially are the following: the inability of the Company to obtain a waiver from STI of its failure to comply with certain covenants under its Loan Agreement; the inability of the Company to enter into third party, managed care provider agreements on favorable terms; the inability of the Company to obtain additional financing to meet its capital needs; competition in the retail optical, managed care and ambulatory surgery center industries; the ability of the Company to acquire, at favorable prices, retail optical chains; the uncertainty of the acceptance of PRK, a procedure being offered by the Company's subsidiary, Insight Laser Centers, Inc. ("Insight") to correct the vision of individuals experiencing certain degrees of myopia; the availability of new and better ophthalmic laser technologies or other technologies that serve the same purpose as PRK; the inability of the Company to finalize favorable agreements with ophthalmologists to utilize the Company's excimer lasers to perform PRK procedures; competition in the PRK market; and general business and economic conditions.

Results of Operations

For the Three Months Ended March 31, 1998 compared to March 31, 1997

      Systemwide sales represent combined retail sales generated by Company-owned and franchised stores, as well as revenues generated by VisionCare of California ("VCC"), a specialized health care maintenance organization licensed by the California Department of Corporations. There were 308 and 309 Sterling Stores in operation as of March 31, 1998 and March 31, 1997, respectively, of which 263 and 256, respectively, were franchised. Such stores operate under various tradenames including Sterling Optical, Site for Sore Eyes, IPCO Optical, Benson Optical, Superior Optical, Southern Optical, Nevada Optical, Duling Optical, Monfried Optical, Kindy Optical and Singer Specs. Systemwide sales increased by $373,000, or 1.0%, to $37,031,000 for the three months ended March 31, 1998, as compared to $36,658,000 for the same period in 1997. On a same store basis (for stores that operated as either a Company-owned or franchised store during the entirety of both of the three month periods ended March 31, 1998 and 1997), systemwide sales increased by $142,000, or .5%, to $31,003,000 for the three months ended March 31, 1998, as compared to $30,861,000 for the same period in 1997. There were 276 stores that operated as either a Company-owned or franchised store during the entirety of both of the three month periods ended March 31, 1998 and 1997.

      Aggregate sales generated from the operation of Company-owned stores increased by $935,000, or 15.6%, to $6,939,000 for the three months ended March 31, 1998, as compared to $6,004,000 for the same period in 1997. This increase was principally due to the Company's agreement, in January 1998, to manage, on behalf of the owner of seven (7) franchised stores, the operations of such stores. Such increase was offset, in part, by the decrease in sales from the conveyance of Company-owned store assets to franchisees. Historical comparisons of aggregate sales generated by Company-owned stores can become distorted due to the conveyance of Company-owned store assets to franchisees. When Company-owned store assets are conveyed to franchisees, sales generated by such franchised store are no longer reflected in Company-owned store sales; however, the Company receives on-going royalties based upon a percentage of the sales generated by such franchised stores. On a same store basis, aggregate sales generated by Company-owned stores in operation during the entirety of both of the three month periods ended March 31, 1998 and 1997, increased by $71,000, or 1.5%, to $4,801,000 for the three months ended March 31, 1998, as compared to $4,730,000 for the comparable period in 1997.

      Aggregate sales generated from the operation of franchised stores decreased by $562,000, or 1.8%, to $30,092,000 for the three months ended

March 31, 1998, as compared to $30,654,000 for the comparable period in 1997. This decrease was principally due to the Company's agreement to manage the operations of certain of its franchise stores (as discussed above). On a same store basis, aggregate sales generated by franchised stores in operation during the entirety of both of the three month periods ended March 31, 1998 and 1997, increased by $100,000, or .4%,to $26,202,000 for the three month period ended March 31, 1998, as compared to $26,102,000 for the comparable period in 1997.

      Franchise royalties increased by $272,000, or 12.9% to $2,385,000 for the three months ended March 31, 1998, as compared to $2,113,000 for the same period in 1997. This increase is principally due to an increase in the number of Company-owned stores conveyed to franchisees and the acquisition of certain franchised stores acquired in the Singer Specs transaction.

      Net gains and fees from the conveyance of Company-owned assets to franchisees decreased by $675,000, or (83.3%), to $135,000 for the three months ended March 31, 1998, as compared to $810,000 for the same period in 1997. This decrease was principally due to the conveyance of the assets of two Company-owned stores to franchisees for the three months ended March 31, 1998, as compared to the conveyance of the assets of six Company-owned stores to franchisees during the comparable period in 1997.

      The Company's gross profit margin was 73% for both of the three months ended March 31, 1998 and March 31, 1997. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competition and promotional incentives.

      Selling expenses increased by 388,000, or 10.1%, to $4,237,00 for the three months ended March 31, 1998, as compared to $3,849,000 for the comparable period in 1997. This increase was principally due to the increase in the number of Company-owned and/or managed stores over the comparable period in 1997.

      General and administrative expenses (including interest expense, depreciation and bad debt expense) increased $39,000, or 1.1%, to $3,717,000 for the three months ended March 31, 1998, as compared to $3,678,000 for the comparable period in 1997. This increase was principally due to an increase in depreciation and amortization expense of approximately $208,000, to $615,000 for the three months ended March 31, 1998, as compared to $407,000 for the same period in 1997, which increase was offset, in part, by a decrease in payroll costs related to the Company's reduction in administrative payroll.

      The Company's income before taxes increased to $166,000 for the three months ended March 31, 1998, as compared to a loss of ($1,695,000) for the comparable period in 1997. This increase was principally due to a non-cash charge against earnings, for the three months ended March 31, 1997, in the amount of approximately $2,021,000, as a result of the Company's issuance and sale, in February, 1997, of its Convertible Debentures due August 25, 1998 (see Note 5). In addition, for the three months ended March 31, 1998, income before taxes reflected gains on the conveyance of Company owned store assets to franchises of approximately $75,000, as compared to approximately $700,000 for the comparable period in 1997.

Liquidity and Capital Resources

      On February 26, 1997, the Company entered into Convertible Debentures and Warrants Subscription Agreements (see Note 4) with certain investors in connection with the Private Placement. The Company utilized the net proceeds (approximately $7,500,000) of the Private Placement to: (i) repay $1,000,000 of the loans made to it by Drs. Robert, Alan and Edward Cohen, as discussed above, together with interest thereon, in the approximate amount of $50,000; and, (ii) pay down the Company's revolving line of credit with Chase Manhattan Bank ($1,000,000), with the balance of such proceeds being utilized by the Company for general corporate purposes.

       As of March 31, 1998 and December 31, 1997, the Company had $8,406,000 and $3,472,000, respectively, in working capital, and $717,000 and $334,000, respectively, of cash and cash equivalents. During the twelve months ended December 31, 1998, the Company anticipates having the following capital requirements: renovating one existing Company-owned store; the continuing upgrade of the Company's management information system in conjunction with the A-P Systems being installed in its Company-owned stores, in the aggregate, approximate amount of $250,000; acquiring retail optical stores, subject to availability of qualified opportunities in furtherance of the Company's business strategy, in amounts that cannot be projected by the Company at this time.

      The Company experienced negative cash flow from operations during the three months ended March 31, 1998 resulting, primarily, from an increase in accounts receivable. By the end of 1997, the following measures were taken by the Company, which management believes will reduce, in the future, the magnitude of the losses it sustained for the calendar year ended December 31, 1997, as well as improve the Company's operations and cash flow:(i) closed or did not renew the leases for ten of its Company-owned stores; and (ii) reduced a substantial amount of administrative overhead expenses. Although the Company, based, in part, upon the anticipated financial impact of such measure taken by the Company, believes that its financial condition will improve for the twelve months ended December 31, 1998, there can be no assurance that its financial condition will so improve. The Company was not in compliance with certain of its existing financial covenants as contained in its Loan Agreement with STI as of December 31, 1997, although the Company subsequently received a waiver thereof. Although the Company believes that it will be in compliance with such covenants by the end of 1998, there can be no assurance that it will be able to do so and, in such event, STI will have the right to accelerate the payment of the then outstanding principal amount then due under the Company's Loan Agreement with STI. Accordingly, the Company believes that its current cash resources and cash flow from operations would be sufficient to fund its anticipated capital expenditures in 1998.

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings.   Not applicable.

Item 2. Changes in Securities.   Not applicable.

Item 3. Defaults Upon Senior Securities.  Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.  Not applicable.

Item 5. Other Information.  Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

a.) Exhibits


                                 EXHIBIT INDEX

Exhibit
Number
------

     27        Financial Data Schedule.

  10.77 Waiver, dated April 14, 1998, to the Company's Loan Agreement, dated June 30, 1997, as previously amended on October 9, 1997 (Incorporated by reference to Exhibit 10.77 to the Company's Annual Report on Form 10-K for the year ended December 31,
               1997).

  10.78 Form of Exchange Agreement, with Exhibits attached thereto, entered into on April 14, 1998, effective as of February 17, 1998, between the Company and the holders of its Convertible Debentures Due February 17, 1999 (Incorporated by reference to
               Exhibit 10.78 to the Company's Current Report on Form 8-K, dated April 14, 1998).

  10.79 Contract of Sale, dated May 6, 1998, pursuant to which Insight Laser Centers N.Y. I, Inc. purchased, from Nassau Center for Ambulatory Surgery, Inc., substantially all of the non-medical assets of an ambulatory surgery center located in Garden City, New York. (Incorporated by reference to Exhibit 10.79 to the Company's Current Report on Form 8-K, dated May 6, 1998).

  10.80 Contract of Sale, dated May 6, 1998, pursuant to which Insight AmSurg Centers, Inc. has agreed to purchase, from Nassau Center for Ambulatory Surgery, Inc., the New York State License and Certificate of Need for an ambulatory surgery center located in Garden City, New York (Incorporated by reference to Exhibit
               10.80 to the Company's Current Report on Form 8-K, dated May 6,

               1998).

  10.81 Form of Convertible Debentures and Warrants Subscription Agreement, with Exhibits attached thereto, dated February 17, 1998, representing the form of Debenture and Warrant (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, dated February 17, 1998).

  10.82 Employment Agreement, dated as of March 2, 1998, between the Company and William J. Young.

  10.82 Letter from Deloitte & Touche LLP, dated May 12, 1998, in response to the Company's Current Report on Form 8-K, dated May 1, 1998 (Incorporated by reference to Exhibit 16 to the Company's Current Report on Form 8-K/A, dated May 13, 1998).

B.      Reports on Form 8-K.

      1. On February 17, 1998, the Company filed a Report on Form 8-K with respect to its issuance and sale of its Convertible Debentures Due February 17, 1999.

      2. On April 14, 1998, the Company filed a Report on Form 8-K with respect to the exchange of its Convertible Debentures Due February 17, 1999, for shares of its Senior Convertible Preferred Stock.

      3. On May 1, 1998, the Company filed a Report on Form 8-K with respect to its decision to replace its auditors for the 1998 fiscal year.

      4. On May 1, 1998, the Company filed a Report on Form 8-K with respect to its acquisition of the assets of an ambulatory surgery center located in Garden City, New York.

      5. On May 13, 1998, the Company filed a Report on Form 8-K/A with respect to Deloitte & Touche LLP's response to the Company's Report on Form 8-K, dated May 1, 1998.

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             STERLING VISION, INC.
                                             (Registrant)


                                             BY: /s/ William J. Young
                                                ----------------------------
                                                William J. Young
                                                Chief Financial Officer/
                                                Treasurer

                                                Dated: April 15, 1998