Form 10-Q/A
period 1998-03-31
STERLING VISION INC
filed 1998-07-22
CIK 1002554

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          _____________________

                          FORM 10-Q/A
(Mark one)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                    OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

Commission file number: 1-14128

                          STERLING VISION, INC.
           ----------------------------------------------------
          (Exact name of Registrant as specified in its Charter)

           New York                                      11-3096941
     ----------------------                    ------------------------------
    (State of Incorporation)                  (IRS Employer Identification No.)

                         1500 Hempstead Turnpike
                       East Meadow, New York 11554
        ----------------------------------------------------------
       (Address of Principal Executive Offices, including Zip Code)

                              (516) 390-2100
           --------------------------------------------------
          (Registrant's telephone number, including area code)

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

Yes               No

                  APPLICABLE ONLY TO CORPORATE ISSUERS:
         There were 14,714,857 shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of May 14, 1998.

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
                                                                             (Unaudited)

                                                                     (As Restated - See Note 6)
ASSETS
Current Assets:

   Cash and cash equivalents                                                 $     717                $    334
   Accounts receivable - net of allowance for
     doubtful accounts of $604 and $514, respectively                           10,247                   8,446
   Franchise and other notes receivable - current                                3,270                   3,301
   Inventories                                                                   3,273                   3,310
   Due from related parties - current                                              104                     110
   Prepaid expenses and other current assets                                       587                     516
                                                                              --------                --------
     Total Current Assets                                                     $ 18,198                $ 16,017

Property and equipment - net of accumulated depreciation                         9,614                   9,903

Franchise and other notes receivable - net of allowance
   for doubtful accounts of $562                                                14,235                  14,884
Excess of cost over fair value of assets acquired                                3,120                   3,272
Restricted cash                                                                    550                     550
Other noncurrent assets                                                          1,236                   1,217
                                                                              --------                 -------
     Total Assets                                                             $ 46,953                $ 45,843
                                                                              ========                 =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                          $  2,477                $  3,477
   Convertible debentures due August 25, 1998                                        -                   1,652
   Convertible debentures due February 17, 1999                                  2,658                       -
   Accounts payable and accrued liabilities                                      6,445                   6,579
   Franchise related obligations - current                                         758                     837
                                                                              --------                 -------
     Total Current Liabilities                                                $ 12,338                $ 12,545

Long term debt                                                                   9,189                  10,249
Deferred franchise income                                                           93                      96
Excess of fair value of assets acquired over cost                                1,275                   1,362
Lease terminations costs                                                           191                     320

Commitments and contingencies (Note 7)

Shareholders' Equity:
   Preferred stock, $.01 par value per share;
     authorized 5,000,000 shares                                                     -                       -
   Common stock, $.01 par value per share;
     authorized 28,000,000 shares; 14,322,857
     and 13,927,227 issued and outstanding,
     respectively                                                                  143                     139
   Additional paid-in capital                                                   44,406                  40,843
   (Deficit)                                                                   (20,682)                (19,711)
                                                                              --------                --------
     Total Shareholders' Equity                                                 23,867                  21,271
                                                                               ------                  ------
     Total Liabilities and Shareholders' Equity                               $ 46,953                $ 45,843
                                                                              ========                ========

See accompanying notes to Consolidated Condensed Financial Statements.

                  STERLING VISION, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                               (Unaudited)
                  (In Thousands, Except Per Share Data)


                                                                                  For the Three Months Ended
                                                                                            March 31,
                                                                                  1998                   1997

                                                                       (As Restated - See Note 6)

Systemwide sales (Unaudited)                                                     $37,031                $36,658
                                                                                ========               =========


Revenues:
   Net sales - Company stores                                                   $  6,939               $  6,004
   Franchise royalties                                                             2,385                  2,113
   Net gains and fees from the conveyance of
     Company-owned assets to franchisees                                             135                    810
   Other income                                                                      555                    547
                                                                                --------               --------
Total Revenues                                                                    10,014                  9,474
                                                                                --------               --------

Costs and expenses:
   Cost of sales                                                                   1,894                  1,621
   Selling expenses                                                                4,237                  3,849
   General and Administrative expenses                                             3,386                  3,344
   Interest expense                                                                  395                    334
   Amortization of debt discount                                                   1,073                  2,021
                                                                                 -------               ---------
Total Costs and Expenses                                                          10,985                 11,169
                                                                                 -------               ---------


Loss before provision for income taxes                                         $    (971)              $ (1,695)
Provision for income taxes                                                         -                      -
                                                                                 --------              ---------
Net (loss)                                                                     $    (971)              $ (1,695)
                                                                                 ========              =========

Weighted average number of common shares outstanding                              14,318                 13,239
                                                                                =========              =========

Basic (loss) per common share (Note 4)                                         $    (.07)             $   (.13)
                                                                                =========              =========

See accompanying notes to Consolidated Condensed Financial Statements.

                  STERLING VISION, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                              (In Thousands)

                                                                                  For the Three Months Ended
                                                                                            March 31,
                                                                                  1998                   1997

                                                                       (As Restated - See Note 6)
Cash flow from operating activities:

   Net (loss)                                                                  $    (971)              $ (1,695)
   Adjustments to reconcile net (loss) to net cash provided
     by operating activities:
       Depreciation and amortization                                                 572                    408
       Amortization of debt discount                                               1,073                  2,001
       Allowance for doubtful accounts                                                90                     91
       Net gain from the conveyance of Company-owned
         assets to franchisees                                                       (75)                  (700)
       Accrued interest                                                               22                     21
       Accretion of fair value of assets acquired over cost                          (87)                   (97)
   Changes in assets and liabilities:
       Accounts receivable                                                        (1,890)                  (825)
       Inventories                                                                    38                    240
       Prepaid expenses and other current assets                                     (71)                   (63)
       Other assets                                                                  (42)                    21
       Accounts payable and accrued liabilities                                     (134)                (2,785)
       Franchise related obligations                                                 (80)                  (149)
       Deferred franchise income                                                      (3)                  (100)
       Lease termination costs                                                      (129)                 -
                                                                                ---------             ----------

Net cash (used in) operating activities                                         $ (1,687)             $  (3,632)
                                                                                ---------             ----------

Cash flows from investing activities:
   Franchise notes receivable issued                                                 (22)                  (982)
   Repayment of franchise notes receivable                                           708                    502
   Purchase of property and equipment                                               (182)                  (205)
   Conveyance of property and equipment                                              148                  1,041
                                                                                     ---                  -----

Net cash provided by investing activities                                       $    652              $     356
                                                                              ----------             ----------

See accompanying notes to Consolidated Condensed Financial Statements.

                  STERLING VISION, INC. AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -- Cont'd.
                               (Unaudited)
                              (In Thousands)


                                                                                  For the Three Months Ended
                                                                                            March 31,
                                                                                  1998                   1997
                                                                                  ----                   ----
                                                                       (As Restated - See Note 6)

Cash flows from financing activities:

   Repayment of term loans                                                         -                       (498)
   Repayment of revolving credit note                                              -                     (1,000)
   Payments on other debt                                                         (2,082)                (1,224)
   Issuance of Convertible Debentures                                              3,500                  7,540

Net cash provided by financing activities                                          1,418                  4,818

Net increase (decrease) in cash and cash equivalents                                 383                  1,542

Cash and cash equivalents - beginning of year                                        334                    868
                                                                                --------               --------

Cash and cash equivalents - end of period                                       $    717               $  2,410
                                                                                ========               ========

Supplemental disclosure of cash flow information: Cash paid during the period for:
     Interest                                                                   $    331              $     334
     Income taxes                                                               $      0              $      43
                                                                               =========             ==========

See accompanying notes to Consolidated Condensed Financial Statements.

                  STERLING VISION, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE THREE MONTHS ENDED MARCH 31, 1998
                               (Unaudited)
                 (In Thousands, Except Number of Shares)


                                                                      Additional      Retained          Total
                                         Common Stock                  Paid-In        Earnings     Shareholders'
                                      Shares          Amount           Capital        (Deficit)        Equity
Balance - December 31, 1997          13,927,227        $139            $40,843        $(19,711)        $21,271
                                     ==========        =====           =======        =========        ========

Issuance of shares upon
   conversion of 1997 debentures        395,630           4              1,648            -              1,652
Debt discount for the intrinsic
   value of the 1998 Debentures
   and fair value of Warrants          -                -                1,915            -              1,915
Net loss                               -                -                -                (971)           (971)
                                     ----------        -----           -------        ---------        --------
Balance - March 31, 1998             14,322,857        $143            $44,406        $(20,682)        $23,867
                                     ==========        =====           =======        =========        ========

See accompanying notes to Consolidated Condensed Financial Statement.

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

NOTE 2

      On February 26, 1997, the Company entered into Convertible Debentures and Warrants Subscription Agreements with certain investors in connection with the private placement (the "Private Placement") of units (collectively, the "Units") consisting of an aggregate of $8,000,000 principal amount of Convertible Debentures (collectively, the "Debentures") and an aggregate of 800,000 warrants (collectively, the "Warrants"), each Warrant entitling the holder thereof to purchase one share of Common Stock at a price to be determined in accordance with a specified formula and, for each two Warrants exercised within a specified period of time, an additional warrant (collectively, the "Bonus Warrants") to purchase one additional share of the Common Stock at a price of $7.50 per share. The Company used the net proceeds (approximately $7,500,000) of the Private Placement to: (i) repay a portion of the loans made to it by certain principal shareholders of the Company ($1,000,000, together with interest thereon, in the approximate amount of $50,000); and (ii) pay down the Company's revolving line of credit ($1,000,000) with The Chase Manhattan Bank (the "Bank"). (See Note 10: Subsequent Events).

      The Debentures bear no interest and mature on August 25, 1998. Except for $400,000 principal amount of the Debentures which were redeemed by the Company, prior to March 31, 1998 all of the Debentures were converted by the holders thereof into registered shares of the Company's Common Stock at a price per share (the "Conversion Price") equal to the lesser of $6.50 or 85% of the average closing bid price of the Common Stock as reported on the Nasdaq National Market System ("Nasdaq") for the five trading days immediately preceding the date of conversion (See Note 5).

      The Warrants entitle the holders thereof to purchase an aggregate of 800,000 shares of Common Stock at an exercise price per share equal to the lower of $6.50 or the average of the Conversion Price of any Debentures converted, by the holder, prior to the date of exercise. The Warrants are exercisable until February 26, 2000. If a holder of a Warrant exercises a Warrant at any time during the 2-year period following the effectiveness of the registration statement, such holder will receive, for each two Warrants exercised within such time, an additional Bonus Warrant entitling the holder thereof to purchase one additional share of Common Stock at an exercise price of $7.50 per share, which Bonus Warrants have a term of 3-years from the date of grant. (See Notes 5 and 10).

NOTE 3

      On April 1, 1997, the Company acquired all of the issued and outstanding shares of the capital stock of Singer Specs, Inc., a Delaware corporation, and certain of its wholly-owned subsidiaries (collectively, "Singer") pursuant to the terms of a certain Agreement and Plan of Reorganization, dated February 19, 1997 (the "Singer Agreement"), between the Company and the owners (collectively, the "Shareholders") of all of the capital stock of Singer. As of the closing, Singer was the: (i) operator of four retail optical stores (collectively, the "Company Stores"); (ii) franchisor of approximately an additional 27 other retail optical stores, all of which are company operated and franchised stores located in the States of Pennsylvania, Delaware, New Jersey, Virginia and the U.S. Virgin Islands; and (iii) owner of a commercial building located in Philadelphia, Pennsylvania.

      The Singer Agreement provided for such Shareholders to convey all of said capital stock to the Company, free and clear of any and all claims, liens and/or encumbrances, in exchange for shares of the Company's Common Stock, subject to certain post closing adjustments.

      The Singer Agreement provided: (i) that the assets of each of the Company Stores be conveyed to corporations owned by one or more of the Shareholders, which entities, simultaneously with the closing, each entered into a Sterling Optical Center Franchise Agreement; (ii) for the pledge, by the Shareholders, of all of their shares of the Common Stock, to secure their obligations under the Singer Agreement; (iii) that the Company file, with the Securities and Exchange Commission ("SEC"), a registration statement seeking registration of the Common Stock issued to the Shareholders, as discussed below; (iv) for the Shareholders being restricted from selling a portion of their shares of said Common Stock, all as more particularly set forth in the Singer Agreement; and (v) a requirement that the Company, under certain circumstances, pay to the Shareholders the difference between the market price of its Common Stock (upon which the purchase price was calculated) and the selling price (net of 50% of commissions) of any such shares sold by such Shareholders. This transaction was accounted for as a purchase, effective April 1, 1997, in accordance with Accounting Principle Board Pronouncements ("APB") 16 and 17, with allocations made based upon the estimated, fair market value of the assets acquired. Franchise Agreements are being amortized over a period of ten (10) years. The Company, pursuant to the terms of the Singer Agreement, paid to the Shareholders approximately $143,000, which represented the difference between the market price of its Common Stock (upon which the purchase price for the capital stock of Singer was calculated) and the selling price (net of 50% of commissions) generated from their sale of approximately 100,000 shares of the Company's Common Stock.

      On April 21, 1997, the Company entered in to a Note Amendment and Conversion Agreement (the "BEC Agreement") with BEC Group, Inc. ("BEC"), the holder of two promissory notes (each having a term of 25 months and in the original principal amount of $1,050,000 and $200,000, respectively) issued by the Company in connection with its acquisition (the "Pembridge Transaction"), on August 26, 1994, from Pembridge Optical Partners, Inc., of the assets of eight retail optical stores. Pursuant to the BEC Agreement: (i) the Company, on June 9, 1997, prepaid the principal balance of (but not accrued interest on) each of said promissory notes in registered shares of its Common Stock; and (ii) is afforded the right to prepay the principal balance of (but not accrued interest on) each of said promissory notes in registered shares of its Common Stock; and was required to pay the difference between market price of its Common Stock (upon which the number of shares to be used to BEC was calculated) and the selling price of any such shares sold by BEC.

      On May 9, 1997, the Company filed, with the SEC, a registration statement on Form S-3 seeking registration, under the Securities Act of 1933, as amended (the "Act"), of an aggregate of 3,213,464 shares of its Common Stock, as follows: (i) 2,477,506 shares being registered on behalf of the investors in the Private Placement (See Note 4); (ii) 305,747 shares being registered on behalf of the Shareholders, as discussed above; (iii) 152,211 shares being registered on behalf of BEC, as discussed above; and (iv) 278,000 shares being registered on behalf of the holders of certain options granted to the former President of the Company and certain warrants issued to the Underwriters of the Company's initial public offering.

NOTE 4

      Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." Basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares, dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company's Consolidated Statements of Operation. No information is presented for Diluted EPS, as the effect of the inclusion of convertible securities would be anti-dilutive.

NOTE 5

      At the March 13, 1997 meeting of the Emerging Issues Task Force, the staff of the SEC issued an announcement regarding accounting for the issuance of convertible debt securities. The announcement dealt with, among other things, the belief, by the SEC, that any beneficial conversion features on future conversions of debt securities increase the effective interest rate of the securities and should, therefore, be reflected as a charge to earnings. During the quarter ended March 31, 1997, the Company issued the Units consisting of $8 million principal amount of the Debentures, together with the Warrants and Bonus Warrants. The Debentures provide for conversion features that permit the holders thereof to convert their Debentures to shares of the Company's Common Stock at a discount from the market price at the time the Debentures were issued. Although the date of this pronouncement was subsequent to the Company's issuance of the Debentures, it is the Company's opinion that the SEC intended this announcement to apply retroactively.

      Utilizing the conversion terms most beneficial to the purchasers of the Units, the Company has recorded in the accompanying financial statements amortization of debt discount of approximately $2,021,000, out of a total debt discount, with respect to all of the Debentures, of $5,916,000, which was credited to the Company's paid-in-capital (Shareholders' Equity) over the period of time that the holders thereof actually converted the same to Common Stock. The non-cash portion of the discount was $5,436,000. Accordingly, as of March 31, 1998 such discount had no effect on the Company's Shareholders' Equity. This amount represented: (i) the intrinsic value of the beneficial conversion feature which is inherent in the conversion terms of the Debentures; (ii) the fair value of the Warrants (with an assumed exercise price of $6.50), and Bonus Warrants (with an assumed exercise price of $7.50) issued as part of the Units; and (iii) the issuance costs of the Units. This discount is being amortized over the minimum period the Debentures become convertible.

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

NOTE 6

      In February 1998, the Company entered into Convertible Debentures and Warrants Subscription Agreements with certain investors in connection with the private placement of units consisting of an aggregate of $3.5 million principal amount of convertible debentures (as amended on March 25, 1998, collectively, the "1998 Debentures") and an aggregate of 700,000 warrants (collectively, the "1998 Warrants"), which 1998 Warrants entitled the holders thereof to purchase up to 700,000 shares of the Company's Common Stock at a price of $5.00 per share. The Company used the net proceeds (approximately $3.3 million) of the private placement:
(i) to repay certain loans previously made to it ($1,700,000), together with interest thereon; and (ii) the balance for general corporate purposes.

      Subsequent to the date of the Company's issuance and sale of the 1998 Debentures and 1998 Warrants, the Company and the Holders thereof (collectively, the "Original Holders") determined that the issuance and sale of such 1998 Debentures and 1998 Warrants should be rescinded based upon a certain mutual mistake of the Company and the Original Holders. Accordingly, on April 14, 1998, the Company and the Original Holders entered into an Exchange Agreement, effective as of February 17, 1998, pursuant to which the 1998 Debentures were rescinded and declared null and void from inception, and were exchanged for $3.5 million Stated Value of a series of the Company's Preferred Stock, par value $.01 per share (the "Stock"), and the 1998 Warrants were exchanged for new warrants (the "New Warrants"), entitling Holders thereof to purchase up to 700,000 shares of Common Stock at a price of $5.00 per share until February 17, 2001.

      The Stock: (i) requires the Company to pay quarterly dividends thereon, commencing May 17, 1998, calculated at the rate of ten (10%) percent per annum; (ii) permits the Company to pay such dividends in registered shares of its Common Stock; (iii) permits the holders thereof, at any time prior to redemption by the Company, to convert all or a portion of the same into shares of Common Stock based upon a conversion price of $5.00: (iv) requires the Company to redeem, in either cash or registered shares of its Common Stock, at the Company's option, all (but not less than all) of the Stock (at 105% of the then, outstanding Stated Value thereof, based upon the conversion price of $5.00; hereinafter the "Redemption Amount") at any time from and after February 17, 1999 that a registration statement (pursuant to which the Common Stock (into which the Stock may be converted) has been registered) is effective; (v) permits the Company to redeem all (but not less than all) of the Stock, in cash and at the Redemption Amount, at any time from and after February 17, 1999; and (vi) provides that from and after February 18, 1999, the Company will be required to pay dividends thereon, until the same are redeemed by the Company, at the rate of twenty-four (24%) percent per annum.

      After the Exchange Agreement was entered into, management determined that it was in the Company's best interest to select another firm of independent public accountants as the auditors of the Company. In response to the Company's change in auditors, the SEC reviewed and discussed the exchange transaction with the Company. As a result of these discussions, the Company determined that the issuance and sale, in February, 1998, of the 1998 Debentures and 1998 Warrants should be treated separate and apart from the April, 1998 exchange of such securities for the Stock and New Warrants. Therefore, the Company determined that it should restate its March 31, 1998 Form 10-Q.

      As a result of the foregoing, the Company has recorded, in the accompanying financial statements, amortization of the debt discount of $1,073,000. This amount represents the intrinsic value of the beneficial conversion feature which is inherent in the conversion terms of the 1998 Debentures of approximately $963,000 related to the 1998 Debentures, and approximately $110,000 of amortization related to the $952,000 of fair value for the Warrants issued in connection with the 1998 Debentures. The remaining portion of the discount, attributable to the Warrants, would have been amortized over the life of the Debentures. The terms of the Warrant allow for exercise at a price of $5.00 per share through the year 2001. The impact of such restatement on the Company's Consolidated Condensed Statement of Operations and Consolidated Condensed Balance Sheet is as follows:


                                                              Three Months Ended
                                                                March 31, 1998

                                                                                As Originally
                                                          As Restated             Reported
Net income (loss)                                         $ (971,000)             $    166,000
                                                          ===========             ============
Net income (loss) available to
  common shareholders                                     $ (971,000)             $(2,303,000)
                                                          ===========             ============
Weighted average number of
  common shares outstanding                               14,318,000               14,318,000
                                                          ===========             ============
Earnings (loss) per common share
  and common share equivalents                            $     (.07)             $      (.16)
                                                          ===========             ============

                                                                March 31, 1998

                                                                                As Originally
                                                          As Restated             Reported

Convertible Debentures due February 17, 1999              $ 3,500,000                      -
Total Shareholders' Equity                                $23,867,000            $26,369,000

         On April 14, 1998, the Company and Original Holders entered into an Exchange Agreement pursuant to which the 1998 Debentures were exchanged for $4,025,000, the fair value of the Company's Preferred Stock, par value $.01 per share, (the "Preferred Stock") and the 1998 Warrants were exchanged for new warrants (the "Warrants"), entitling the Holders thereof to purchase up to 700,000 shares of Common Stock at a price of $5.00 per share (the "Conversion Price"), until February 17, 2001. Therefore, in the 1998 second quarter, the Company will recognize an extraordinary loss of $805,000 which represents the unamortized discount related to the 1998 Warrants.

NOTE 7 - Commitments and Contingencies

         The Company is, from time to time, a party to litigation arising in the ordinary course of business. In the opinion of management, there are no significant claims outstanding that are likely to have a material adverse effect upon the consolidated financial statements of the Company.

         The Company leases locations for the majority of both its operated and franchised stores. The Company holds the master lease on substantially all franchised locations and, as part of the franchise agreement, sublets the subject premises to the franchisee. Most master leases are subject to common area charges and additional rent based upon sales volume. As is required by SFAS 13 "Accounting for Leases," the Company amortizes its rent expense on a straight-line basis over the life of the related lease.

         In connection with the November, 1995 acquisition, by Sterling Vision BOS, Inc., of substantially all of the assets of OCA Acquisition Corp., Benson Optical Co., Inc. and Superior Optical Company, Inc., the Company issued a non-negotiable, subordinated convertible debenture (the "Benson Debenture"), in the principal amount of $5,900,000, subject to reduction and payable, without interest, on September 15, 2015. The Benson Debenture is subordinated to all existing and future indebtedness, debts and obligations of the Company. The Company had a right of offset against the principal amount of the Benson Debenture in the event the Company did not retain at least 40 of the 98 Benson stores acquired by the Company in the Benson Transaction, which right of offset was equal to $147,000 for each store less than 40 that the Company retained. In December 1995, the Company elected to assume the leases for 32 stores and, consequently, was entitled to reduce the principal amount of the Benson Debenture by the sum of $1,176,000, from $5,900,000 to $4,724,000.
The Benson Debenture is included in Long-Term Debt and is recorded at its present value of $1,076,000 using an imputed internal interest rate of 8.5%.

         On June 30, 1997, the Company entered into a loan agreement (the "Loan Agreement") with STI Credit Corporation ("STI") that: (i) established, in favor of the Company, a $20,000,000 credit facility to finance a portion of the Company's currently existing and future franchise promissory notes receivable; and, (ii) funded $10,000,000, although $1,000,000 (the "Additional Funds") of the funded amount was withheld pending the Company's satisfaction of a required collateral ratio with respect to such credit facility (less a facility fee equal to two percent of the amount of the loan). Sixty-five (65%) percent of the funded amount is to be repaid by the Company over a term of 60 months, with a final balloon payment at the expiration of the sixty-first month of the term of said loan. The Company granted to STI a first priority, continuing security interest in a substantial portion of its franchise notes and the proceeds related to such notes. A portion of the net proceeds (approximately $6,100,000) of the loan was used to satisfy, pay and discharge, in full, all amounts then due by the Company to: (i) the Bank ($5,035,000, together with accrued interest thereon, in the approximate amount of $37,000); and (ii) certain principal shareholders of the Company ($1,000,000, together with accrued interest thereon, in the approximate amount of $9,000). As a result of the foregoing: (i) the Bank's lien upon, and security interest in, substantially all of the Company's assets (previously securing the Bank's various loans to the Company) was discharged; and (ii) restrictions previously imposed upon the Company (pursuant to the Company's Credit Agreement with the Bank) are no longer applicable.

         On October 9, 1997, STI amended the Loan Agreement and disbursed a portion of the Additional Funds to the Company. As of March 31, 1998, the outstanding principal balance of such loan was approximately $8,026,000. Pursuant to the terms of the Loan Agreement, the Company must comply with the following financial covenants: (i) the maintenance of positive, annual net income for each of its calendar years; (ii) working capital of not less than $2 million; (iii) shareholders' equity of not less than $26 million; and (iv) from and after June 30, 1998, a collateral ratio of 1.2 to 1.0. As of December 31, 1997, the Company was not in compliance with the financial covenants described in clauses (i) and (iii) above, although STI subsequently waived such non-compliance in exchange for the Company's agreement to execute an amendment to the Loan Agreement, which amended the Loan Agreement so as to: (i) waive the Company's compliance with all of its financial covenants until December 31, 1998; (ii) reduced such shareholders' equity requirement to $25 million; (iii) provided for a prepayment penalty of $500,000; and (iv) required the Company to pay certain fees to STI, in the aggregate amount of $70,000.

         As of March 31, 1998, the Company was the lessee of six excimer lasers and ancillary equipment under capital leases expiring in various years through 2001. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset.

NOTE 8 - Recent Accounting Requirements

         In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those relating from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changers in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements or in the case of interim reporting, the footnote approach may be utilized. For the quarters ended March 31, 1998 and 1997, the Company's operations did not give rise to items includible in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments, to the corresponding amounts in the general purpose financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company's operations are presently classified into two principal industry segments: (i) the retail optical segment, whereby the Company owns and operates, as well as franchises a retail chain of optical stores which offer eyecare products and services such as prescription and non-prescription eyeglasses, eyeglass frames, ophthalmic lenses, contact lenses, sunglasses and a broad range of ancillary items; and (ii) the Insight Laser segment, whereby the Company owns and operates a laser surgery center and provides access, for a fee, to affiliated ophthalmologists who utilize Insight's excimer lasers in offering PRK, a procedure performed with such lasers for the correction of certain degrees of myopia. Management is presently evaluating the impact on the Company's financial reporting from the adoption of this statement.

NOTE 9 - Impact of the Year 2000 Issue

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

         On May 6, 1998, the Company, through its wholly-owned subsidiary, Insight Laser Centers N.Y. I, Inc., purchased substantially all of the assets of an ambulatory surgery center located in Garden City, New York (the "Center") and, in connection therewith: (i) settled its legal action against the estate of the former owner of such Center; (ii) entered into a long term lease of the premises in which such Center is located; and (iii) entered into an agreement pursuant to which it will manage the operations of the Center, on an interim basis, pending the approval, from the New York State Department of Health, of the transfer of the license and certificate of need therefor to an affiliate of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      All statements contained herein (other than historical facts) including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations, including the operations of the Registrant's subsidiary, Insight Laser Centers, Inc. ("Insight"), and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ from the anticipated results or other expectations expressed in the Company's forward looking statements. Generally, the words "anticipate", "believe", "estimate", "expects" and similar expressions, as they relate to the Company and/or its management, are intended to identify forward looking statements. Among the factors that could cause actual results to differ materially are the following: the inability of the Company to obtain a waiver from STI of its failure to comply with certain covenants under its Loan Agreement; the inability of the Company to enter into third party, managed care provider agreements on favorable terms; the inability of the Company to obtain additional financing to meet its capital needs; competition in the retail optical, managed care and ambulatory surgery center industries; the ability of the Company to acquire, at favorable prices, retail optical chains; the uncertainty of the acceptance of PRK, a procedure being offered by the Company's subsidiary, Insight, to correct the vision of individuals experiencing certain degrees of myopia; the availability of new and better ophthalmic laser technologies or other technologies that serve the same purpose as PRK; the inability of the Company to finalize favorable agreements with ophthalmologists to utilize the Company's excimer lasers to perform the PRK procedure; competition in the PRK market; and general business and economic conditions.

Results of Operations

For the Three Months Ended March 31, 1998 compared to March 31, 1997

      Systemwide sales represent combined retail sales generated by Company-owned and franchised stores, as well as revenues generated by VisionCare of California ("VCC"), a specialized health care maintenance organization licensed by the California Department of Corporations. There were 308 and 309 Sterling Stores in operation as of March 31, 1998 and March 31, 1997, respectively, of which 263 and 256, respectively, were franchised. Such stores operate under various trade names including Sterling Optical, Site for Sore Eyes, IPCO Optical, Benson Optical, Superior Optical, Southern Optical, Nevada Optical, Duling Optical, Monfried Optical, Kindy Optical and Singer Specs. Systemize sales increased by $373,000, or 1.0%, to $37,031,000 for the three months ended March 31, 1998, as compared to $36,658,000 for the same period in 1997. On a same store basis (for stores that operated as either a Company-owned or franchised store during the entirety of both of the three month periods ended March 31, 1998 and 1997), systemwide sales increased by $142,000, or .5%, to $31,003,000 for the three months ended March 31, 1998, as compared to $30,861,000 for the same period in 1997. There were 276 stores that operated as either a Company-owned or franchised store during the entirety of both of the three month periods ended March 31, 1998 and 1997.

         Aggregate sales generated from the operation of Company-owned stores increased by $935,000, or 15.6%, to $6,939,000 for the three months ended March 31, 1998, as compared to $6,004,000 for the same period in 1997. This increase was principally due to the Company's agreements to manage, on behalf of the owners of seven (7) franchised stores, the operations of such stores, which increase was offset, in part, by the decrease in sales from the conveyance of Company-owned store assets to franchisees. Historical comparisons of aggregate sales generated by Company-owned stores can become distorted due to the conveyance of Company-owned store assets to franchisees. When Company-owned store assets are conveyed to franchisees, sales generated by such franchised store are no longer reflected in Company-owned store sales; however, the Company receives on-going royalties based upon a percentage of the sales generated by such franchised stores. On a same store basis, aggregate sales generated by Company-owned stores in operation during the entirety of both of the three month periods ended March 31, 1998 and 1997, increased by $71,000, or 1.5%, to $4,801,000 for the three months ended March 31, 1998, as compared to $4,730,000 for the comparable period in 1997.

         Aggregate sales generated from the operation of franchised stores decreased by $562,000, or 1.8%, to $30,092,000 for the three months ended March 31, 1998, as compared to $30,654,000 for the comparable period in 1997. This decrease was principally due to the Company's agreement to manage the operations of certain of its franchised stores (as discussed above). On a same store basis, aggregate sales generated by franchised stores in operation during the entirety of both of the three month periods ended March 31, 1998 and 1997, increased by $100,000, or .4%, to $26,202,000 for the three month period ended March 31, 1998, as compared to $26,102,000 for the comparable period in 1997.

         Franchise royalties increased by $272,000, or 12.9% to $2,385,000 for the three months ended March 31, 1998, as compared to $2,113,000 for the same period in 1997. This increase is principally due to an increase in the number of Company-owned stores conveyed to franchisees and the acquisition of certain franchised stores acquired from Singer.

         Net gains and fees from the conveyance of Company-owned assets to franchisees decreased by $675,000, or (83.3%), to $135,000 for the three months ended March 31, 1998, as compared to $810,000 for the same period in 1997. This decrease was principally due to the conveyance of the assets of two Company-owned stores to franchisees for the three months ended March 31, 1998, as compared to the conveyance of the assets of six Company-owned stores to franchisees during the comparable period in 1997. This decrease in gains and fees reflects a change in Company's policy to focus on operational earnings.

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

         General and administrative expenses (including interest expense) increased $103,000, or 2.8%, to $3,781,000 for the three months ended March 31, 1998, as compared to $3,678,000 for the comparable period in 1997. This increase was principally due to additional interest expense and amortization of debt issuance costs of $64,000 related to the issuance of the 1998 Debentures and an increase in depreciation and amortization expense of approximately $208,000, to $615,000 for the three months ended March 31, 1998, as compared to $407,000 for the same period in 1997, which increase was offset, in part, by a decrease in payroll costs related to the Company's reduction in administrative payroll.

         The Company's income before taxes increased by $724,000 to a loss of $(971,000) for the three months ended March 31, 1998, as compared to a loss of $(1,695,000) for the comparable period in 1997. This increase was principally due to a non-cash charge against earnings, for the three months ended March 31, 1998, in the amount of approximately $1,073,000, as a result of the Company's issuance and sale, in February 1998, of its 1998 Debentures (See Note 6), as compared to a non-cash charge of $2,021,000 for the three months ended March 31, 1997. In addition, for the three months ended March 31, 1998, income before taxes reflected gains on the conveyance of Company-owned store assets to franchisees of approximately $75,000, as compared to approximately $700,000 for the comparable period in 1997.

Liquidity and Capital Resources

         On February 26, 1997, the Company entered into Convertible Debentures and Warrants Subscription Agreements (See Note 4) with certain investors in connection with the Private Placement. The Company utilized the net proceeds (approximately $7,500,000) of the Private Placement to:
(i) repay $1,000,000 of the loans made to it by Drs. Robert, Alan and Edward Cohen, as discussed above, together with interest thereon, in the approximate amount of $50,000; and, (ii) pay down the Company's revolving line of credit with the Bank ($1,000,000), with the balance of such proceeds being utilized by the Company for general corporate purposes.

         As of March 31, 1998 and December 31, 1997, the Company had $5,860,000 and $3,472,000, respectively, in working capital, and $717,000 and $334,000, respectively, of cash and cash equivalents. During the twelve months ended December 31, 1998, the Company anticipates having the following capital requirements: renovating one existing Company-owned store; the continuing upgrade of the Company's management information system in conjunction with the software computer programs being installed in its Company-owned stores, in the aggregate, approximate amount of $250,000; and acquiring retail optical stores, subject to availability of qualified opportunities, in furtherance of the Company's business strategy, in amounts that cannot be projected by the Company at this time.

         The Company experienced negative cash flow from operations during the three months ended March 31, 1998 resulting, primarily, from an increase in accounts receivable. By the end of 1997, the following measures were taken by the Company, which management believes will reduce, in the future, the magnitude of the losses it sustained for the calendar year ended December 31, 1997, as well as improve the Company's operations and cash flow: (i) closed or did not renew the leases for ten of its Company-owned stores; and (ii) reduced a substantial amount of administrative overhead expenses. Although the Company, based, in part, upon the anticipated financial impact of such measure taken by the Company, believes that its financial condition will improve for the twelve months ended December 31, 1998, there can be no assurance that its financial condition will so improve. The Company was not in compliance with certain of its existing financial covenants as contained in its Loan Agreement with STI as of December 31, 1997, although the Company subsequently received a waiver thereof. In the event the Company is not in compliance with such covenants by the end of 1998, there can be no assurance that it will be able to obtain a waiver thereof and, in such event, STI will have the right to accelerate the payment of the then outstanding principal amount then due under the Company's Loan Agreement with STI. Accordingly, the Company believes that its current cash resources and cash flow from operations would be sufficient to fund its anticipated capital expenditures in 1998.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.   Not applicable.

Item 2. Changes in Securities.   Not applicable.

Item 3. Defaults Upon Senior Securities.  Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.  Not applicable.

Item 5. Other Information.  Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

A.       Exhibits

                              EXHIBIT INDEX

Exhibit Number
    27.          Financial Data Schedule.

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

B.      Reports on Form 8-K

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

                                SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     STERLING VISION, INC.
                                     (Registrant)


                                     BY:      /s/William J. Young
                                              -------------------
                                              William J. Young
                                              Chief Financial Officer/Treasurer




                                              Dated: July 21, 1998