Form 10-Q
period 1998-06-30
STERLING VISION INC
filed 1998-08-14
CIK 1002554

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 1-14128

                             STERLING VISION, INC.
                             ---------------------
            (Exact name of Registrant as specified in its Charter)

           New York                                   11-3096941
           --------                                   ----------
   (State of Incorporation)                (IRS Employer Identification No.)

                            1500 Hempstead Turnpike
                          East Meadow, New York 11554
                          ---------------------------
         (Address of Principal Executive Offices, including Zip Code)

                                (516) 390-2100
                                --------------
             (Registrant's telephone number, including area code)


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

Yes [X]     No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ]     No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         There were 14,872,857 shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of August 7, 1998.

Item 1.  Financial Statements

                    STERLING VISION, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars In Thousands)


                                                         June 30,
                                                           1998     December 31,
                                                       (Unaudited)       1997
                                                         --------      --------
ASSETS
Current Assets:
   Cash and cash equivalents                             $    764      $    334
   Accounts receivable - net of allowance for
     doubtful accounts of $1,858 and $514, respectively     8,287         8,446
   Franchise and other notes receivable - current           2,868         3,301
   Inventories                                              3,365         3,310
   Due from related parties - current                         104           110
   Prepaid expenses and other current assets                  384           516
                                                         --------      --------
     Total Current Assets                                $ 15,772      $ 16,017

Property and equipment - net of accumulated depreciation   10,694         9,903

Franchise and other notes receivable - net of allowance
   for doubtful accounts of $562 (for both periods)        13,699        14,884
Excess of cost over fair value of assets acquired           4,745         3,272
Restricted cash                                               550           550
Other noncurrent assets                                     1,167         1,217
                                                         --------      --------
     Total Assets                                        $ 46,627      $ 45,843
                                                         ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                     $  2,477      $  3,477
   Convertible debentures due August 25, 1998                --           1,652
   Accounts payable and accrued liabilities                 8,205         6,579
   Franchise related obligations - current                    850           837
                                                         --------      --------
     Total Current Liabilities                           $ 11,532      $ 12,545

Long term debt                                              8,379        10,249
Deferred franchise income                                      90            96
Excess of fair value of assets acquired over cost           1,216         1,362
Lease termination costs                                        59           320

Commitments and contingencies (Note 7)

Shareholders' Equity:
   Preferred stock, $.01 par value per share;
      authorized 5,000,000 shares; issued 35 shares         4,025          --
   Common stock, $.01 par value per share;
      authorized 28,000,000 shares; 14,714,857,
      13,927,227, issued and outstanding, respectively        147           139
   Additional paid-in capital                              45,954        40,843
   (Deficit)                                              (24,775)      (19,711)
                                                         --------      --------
     Total Shareholders' Equity                            25,351        21,271
                                                         --------      --------
     Total Liabilities and Shareholders' Equity          $ 46,627      $ 45,843
                                                         ========      ========


See accompanying notes to Consolidated Condensed Financial Statements.

                    STERLING VISION, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In Thousands, Except Per Share Data)

                                                                           Three Months Ended                  Six Months Ended
                                                                        June 30,         June 30,         June 30,         June 30,
                                                                          1998             1997             1998             1997
                                                                        --------         --------         --------         --------
                                                                                      (As Restated -                  (As Restated -
                                                                                       See Note 5)                      See Note 5)
Systemwide sales (Unaudited)                                            $ 38,996         $ 36,279         $ 76,328         $ 72,937
                                                                        ========         ========         ========         ========

Revenues:
   Net sales - Company stores                                           $  6,737         $  5,753         $ 13,676         $ 11,757
   Franchise royalties                                                     2,301            2,555            4,686            4,668
   Net gains and fees from the conveyance of
     Company-owned store assets to franchisees                                32               68              167              878
   Other income                                                              671              670            1,226            1,217
                                                                        --------         --------         --------         --------
Total revenues                                                          $  9,741         $  9,046         $ 19,755         $ 18,520
                                                                        --------         --------         --------         --------

Costs and expenses:
   Cost of sales                                                        $  1,611         $  1,552         $  3,505         $  3,173
   Selling expenses                                                        5,124            3,516            9,361            7,365
   General and administrative expenses                                     5,735            3,586            9,121            6,930
   Interest expense                                                          522              287              917              621
   Amortization of debt discount                                              37            1,496            1,110            3,517
                                                                        --------         --------         --------         --------
Total costs and expenses                                                $ 13,029         $ 10,437         $ 24,014         $ 21,606
                                                                        --------         --------         --------         --------

(Loss) before extraordinary charge and
   provision for income taxes                                           $ (3,288)        $ (1,391)        $ (4,259)        $ (3,086)
Extraordinary charge for early retirement of debt                           (805)            --               (805)            --
                                                                        --------         --------         --------         --------
(Loss) before provision for income taxes                                $ (4,093)        $ (1,391)        $ (5,064)        $ (3,086)
Provision for income taxes                                                  --               --               --               --
Net (loss)                                                              $ (4,093)        $ (1,391)        $ (5,064)        $ (3,086)
                                                                        ========         ========         ========         ========

Weighted average number of
   common shares outstanding                                              14,571           13,915           14,382           13,915
                                                                        ========         ========         ========         ========

Basic (loss) per common share                                           $   (.28)        $   (.10)        $   (.35)        $   (.22)
                                                                        ========         ========         ========         ========


See accompanying notes to Consolidated Condensed Financial Statements.

                    STERLING VISION, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In Thousands)

                                                        For the Six Months Ended
                                                                June 30,
                                                             1998       1997
                                                           -------    -------
                                                                  (As Restated -
                                                                    See Note 5)
Cash flow from operating activities:
   Net (loss)                                              $(5,064)   $(3,086)
   Adjustments to reconcile net (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                         1,215        929
       Allowance for doubtful accounts                       1,906        879
       Net gain from the conveyance of Company-owned
         assets to franchisees                                (102)      (757)
       Accrued interest                                         36         42
       Amortization of fair value of assets acquired
         over cost                                            (145)      (194)
       Issuance of non-employee stock options                 --          140
       Lease termination costs                                (261)      --
       Amortization of debt discount                         1,915      3,517
   Changes in assets and liabilities:
       Accounts receivable                                  (2,244)      (115)
       Inventories                                             (56)       190
       Prepaid expenses and other current assets               154       (240)
       Other assets                                             36     (1,312)
       Accounts payable and accrued liabilities              1,188     (4,767)
       Franchise related obligations                            13       (376)
       Deferred franchise income                                (6)      (156)
                                                           -------    -------
Net cash (used in) operating activities                    $(1,415)   $(5,306)
                                                           -------    -------

Cash flows from investing activities:
   Acquisition, net of cash acquired                        (1,598)      --
   Franchise notes receivable issued                          (379)    (2,583)
   Repayment of franchise notes receivable                   1,443      1,411
   Purchase of property and equipment                         (465)      (405)
   Conveyance of property and equipment                        173        690
                                                           -------    -------
Net cash (used in) investing activities                    $  (826)   $  (887)
                                                           -------    -------


See accompanying notes to Consolidated Condensed Financial Statements.

                    STERLING VISION, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS C Cont'd.
                                  (Unaudited)
                                (In Thousands)

                                                                     For the Six Months Ended
                                                                             June 30,
                                                                       1998            1997
                                                                     -------         -------
                                                                                  (As Restated -
                                                                                    See Note 5)
Cash flows from financing activities:
   Sale of common stock and other capital contributions                2,077            --
   Payments on debt                                                   (2,906)         (8,125)
   Borrowings under franchise notes receivable Loan Agreement           --             9,500
   Repayment of revolving credit note                                   --            (1,000)
   Issuance of Convertible Debentures                                  3,500           7,540
                                                                     -------         -------
Net cash provided by (used in) financing activities                  $ 2,671         $ 7,915
                                                                     -------         -------

Net increase in cash and cash equivalents                            $   430         $ 1,722

Cash and cash equivalents - beginning of year                            334             868
                                                                     -------         -------

Cash and cash equivalents - end of period                            $   764         $ 2,590
                                                                     =======         =======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                        $   945         $   579
                                                                     =======         =======
     Income taxes                                                    $  --           $    47
                                                                     =======         =======
   Non-cash transactions:
     Franchise stores reacquired                                       1,159            --
     Conversion of Convertible Debentures to Preferred Stock           4,025            --

Acquisition, net of cash acquired:
   Working capital, other than cash                                     (314)           (231)
   Property, plant and equipment                                         160             600
   Other assets                                                           31            --
   Goodwill                                                            1,721           2,141
   Less:  Common Stock issued                                           --            (2,510)
                                                                     -------         -------
   Acquisition, net of cash acquired                                 $ 1,598         $     0
                                                                     =======         =======


See accompanying notes to Consolidated Condensed Financial Statements.

                    STERLING VISION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                  (Unaudited)
                    (In Thousands, Except Number of Shares)

                                                                                          Additional                    Total
                                       Preferred Stock               Common Stock          Paid-In     Retained     Shareholders'
                                    Shares         Amount        Shares        Amount      Capital     (Deficit)       Equity
                                  -----------   -----------   -----------   -----------  -----------  -----------   -----------
Balance - December 31, 1997              --            --      13,927,227   $       139  $    40,843  $   (19,711)  $    21,271
                                                              ===========   ===========  ===========  ===========   ===========

Issuance of shares upon
   conversion of 1997 Debentures         --            --         395,630             4        1,648         --           1,652
Debt discount for the intrinsic
   value of the 1998 Debentures
   and fair value of Warrants            --            --            --            --          1,915         --           1,915
Net (loss)                               --            --            --            --           --           (971)         (971)
                                  -----------   -----------   -----------   -----------  -----------  -----------   -----------
Balance - March 31, 1998                 --            --      14,322,857   $       143  $    44,406  $   (20,682)  $    23,867
                                  ===========   ===========   ===========   ===========  ===========  ===========   ===========

Issuance of shares upon
   conversion of 1997 Warrants                                    392,000             4        2,073                      2,077

Issuance of Preferred Stock                35         4,025                                     (525)                     3,500

Net (loss)                                                                                                 (4,093)       (4,093)
                                  -----------   -----------   -----------   -----------  -----------  -----------   -----------
Balance - June 30, 1998                    35   $     4,025    14,714,857   $       147  $    45,954  $   (24,775)  $    25,351
                                  ===========   ===========   ===========   ===========  ===========  ===========   ===========


See accompanying notes to Consolidated Condensed Financial Statements.

                    STERLING VISION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1

         The accompanying Consolidated Condensed Financial Statements of Sterling Vision, Inc. (the "Registrant") and Subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. Except for the extraordinary charge noted in the Condensed Consolidated Balance Sheets, all such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto included in the Registrant's Annual Report on Form 10-K for the Year ended December 31, 1997. There have been no changes in significant accounting policies since December 31, 1997.

NOTE 2

         On April 1, 1997, the Company acquired all of the issued and outstanding shares of the capital stock of Singer Specs, Inc., a Delaware corporation, and certain of its wholly-owned subsidiaries (collectively, "Singer") pursuant to the terms of a certain Agreement and Plan of Reorganization, dated February 19, 1997 (the "Singer Agreement"), between the Company and the owners (collectively, the "Shareholders") of all of the capital stock of Singer. As of the closing, Singer was the: (i) operator of four retail optical stores (collectively, the "Singer Stores"); (ii) franchisor of approximately an additional 27 other retail optical stores, all of which company operated and franchised stores are located in the States of Pennsylvania, Delaware, New Jersey, Virginia and the U.S. Virgin Islands; and
(iii) owner of a commercial building located in Philadelphia, Pennsylvania.

         The Singer Agreement provided for such Shareholders to convey all of said capital stock to the Company, free and clear of any and all claims, liens and/or encumbrances, in exchange for shares of the Company's Common Stock.

         The Singer Agreement also provided: (i) that the assets of each of the Singer Stores be conveyed to corporations owned by one or more of the Shareholders, which entities, simultaneously with the closing, each entered into a Sterling Optical Center Franchise Agreement for the same; (ii) for the pledge, by the Shareholders, of all of their shares of the Company's Common Stock, to secure their obligations under the Singer Agreement; (iii) that the Company file, with the Securities and Exchange Commission ("SEC"), a registration statement seeking registration of the Common Stock issued to the Shareholders, as discussed below; (iv) for the Shareholders being restricted from selling a portion of their shares of said Common Stock, all as more particularly set forth in the Singer Agreement; and (v) a requirement that the Company, under certain circumstances, pay to the Shareholders the difference between the market price of its Common Stock (upon which the purchase price was calculated) and the selling price (net of 50% of commissions) of any such shares sold by such Shareholders (the "Price Protection Guaranty Amount"). This transaction was accounted for as a purchase, effective April 1, 1997, in accordance with Accounting Principle Board Pronouncements ("APB") 16 and 17, with allocations made based upon the estimated, fair market value of the assets acquired. Franchise Agreements are being amortized over a period of ten
(10) years. The Company, pursuant to the terms of the Singer Agreement: (i) filed with the SEC a registration statement seeking registration of the Shareholders' Common Stock, which registration statement was declared effective on May 30, 1997; and (ii) paid to the Shareholders approximately $143,000, which represented the difference between the market price of its Common Stock (upon which the purchase price for the capital stock of Singer was calculated) and the selling price (net of 50% of commissions) generated from their sale of approximately 100,000 shares of the Company's Common Stock (see Note 11 - Subsequent Events).

         On April 21, 1997, the Company entered in to a Note Amendment and Conversion Agreement (the "BEC Agreement") with BEC Group, Inc. ("BEC"), the holder of two promissory notes (each having a term of 25 months and in the original principal amounts of $1,050,000 and $200,000, respectively) issued by the Company in connection with its acquisition (the "Pembridge Transaction"), on August 26, 1994, from Pembridge Optical Partners, Inc., of the assets of eight retail optical stores. Pursuant to the BEC Agreement: (i) the Company, on June 9, 1997, prepaid the principal balance of (but not accrued interest on) each of said promissory notes in registered shares of its Common Stock; and (ii) was required to pay the difference between the market price of its Common Stock (upon which the number of shares issued to BEC was calculated) and the selling price of any such shares sold by BEC.

         On May 9, 1997, the Company filed with the SEC, and on May 30, 1997 the SEC declared effective, a Registration Statement on Form S-3 seeking registration, under the Securities Act of 1933, as amended (the "Act"), of an aggregate of 3,213,464 shares of its Common Stock, as follows: (i) 2,477,506 shares registered on behalf of the investors in the Private Placement (see
Note 4); (ii) 305,747 shares registered on behalf of the Shareholders, as discussed above; (iii) 152,211 shares registered on behalf of BEC, as discussed above; and (iv) 278,000 shares registered on behalf of the holders of certain options granted to the former President of the Company and certain warrants issued to the Underwriters of the Company's initial public offering.

NOTE 3

         Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." Basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares, dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company's Consolidated Statements of Operations. No information is presented for Diluted EPS, as the effect of the inclusion of convertible securities would be anti-dilutive.

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

         The Warrants entitle the holders thereof to purchase an aggregate of 800,000 shares of Common Stock at an exercise price per share equal to the lower of $6.50 or the average of the Conversion Price of any Debentures converted, by the holder, prior to the date of exercise. The Warrants are exercisable until February 26, 2000. If a holder of a Warrant exercises a Warrant at any time during the 2-year period following the effectiveness of the Registration Statement, such holder will receive, for each two Warrants exercised within such time, an additional Bonus Warrant entitling the holder thereof to purchase one additional share of Common Stock at an exercise price of $7.50 per share, which Bonus Warrants have a term of 3 years from the date of grant (see Note 5).

         In May 1998, certain of the holders of the Company's Warrants exercised their right to acquire an aggregate of 392,000 registered shares of the Company's Common Stock in exchange for the Company's agreement to reduce the respective exercise prices thereof by 15%. The proceeds of such exercise were utilized by the Company to acquire the Ambulatory Surgery Center described in Note 10. (See Note 11 - Subsequent Events).

NOTE 5

         At the March 13, 1997 meeting of the Emerging Issues Task Force, the staff of the SEC issued an announcement regarding accounting for the issuance of convertible debt securities. The announcement dealt with, among other things, the belief, by the SEC, that any beneficial conversion features on future conversions of debt securities increase the effective interest rate of the securities and should, therefore, be reflected as a charge to earnings. During the quarter ended March 31, 1997, the Company issued $8 million principal amount of the Debentures, together with the Warrants and Bonus Warrants. The Debentures provided for conversion features that permitted the holders thereof to convert their Debentures to shares of the Company's Common Stock at a discount from the market price at the time the Debentures were issued. Although the date of this pronouncement was subsequent to the Company's issuance of the Debentures, it is the Company's opinion that the SEC intended this announcement to apply retroactively.

         Utilizing the conversion terms most beneficial to the purchasers of the Units, the Company has recorded in the accompanying financial statements amortization of debt discount of approximately $3,517,000 out of a total debt discount, with respect to all of the Debentures, of $5,916,000, which was credited to the Company's paid-in-capital (Shareholders' Equity) over the period of time that the holders thereof actually converted the same to Common Stock. The non-cash portion of the discount is $5,436,000. Accordingly, since all of the Debentures were previously converted by the holders thereof, such discount has no effect on the Company's Shareholders' Equity. This amount represents the intrinsic value of the beneficial conversion feature which is inherent in the conversion terms of the Debenture, and the fair value of the Warrants (with an assumed exercise price of $6.50), the Bonus Warrants (with an assumed exercise price of $7.50), and the issuance cost of the Units. This discount is being amortized over the minimum period the Debentures became convertible.

         The Debentures were originally classified on the Company's Consolidated Balance Sheet as Common Stock to be issued, net of costs of approximately $500,000, because the Company believed the likelihood that the Debentures would not be converted was remote. Since such date, however, the Company has determined that the Debentures should have been classified on the Company's Consolidated Condensed Balance Sheet as Long-Term Debt. As a result, the Company restated the financial statements contained in its Quarterly Report on Form 10-Q for the three month and six month periods ended June 30, 1997.

NOTE 6

         In February 1998, the Company entered into Convertible Debentures and Warrants Subscription Agreements with certain investors in connection with the private placement of units consisting of an aggregate of $3.5 million principal amount of convertible debentures (as amended on March 25, 1998, collectively, the "1998 Debentures") and an aggregate of 700,000 warrants (collectively, the "1998 Warrants"), which 1998 Warrants entitled the holders thereof to purchase up to 700,000 shares of the Company's Common Stock at a price of $5.00 per share. The Company used the net proceeds (approximately $3.3 million) of the private placement: (i) to repay certain loans previously made to it by certain of the Company's principal shareholders ($1,700,000), together with interest thereon; and (ii) the balance for working capital.

         Subsequent to the date of the Company's issuance and sale of the 1998 Debentures and 1998 Warrants, the Company and the holders thereof (collectively, the "Original Holders") determined that the issuance and sale of such 1998 Debentures and 1998 Warrants should be rescinded based upon a certain mutual mistake of the Company and the Original Holders. Accordingly, on April 14, 1998, the Company and the Original Holders entered into an Exchange Agreement, effective as of February 17, 1998, pursuant to which the 1998 Debentures were rescinded and declared null and void from inception, and were exchanged for $3.5 million stated value ($4,025,000 fair value) of a series of the Company's Preferred Stock, par value $.01 per share (the "Senior Convertible Preferred Stock"), and the 1998 Warrants were exchanged for new warrants (the "New Warrants"), entitling the Original Holders to purchase up to 700,000 shares of Common Stock at a price of $5.00 per share until February 17, 2001.

         The Senior Convertible Preferred Stock: (i) requires the Company to pay quarterly dividends thereon, commencing May 17, 1998, calculated at the rate of ten (10%) percent per annum; (ii) permits the Company to pay such dividends in registered shares of its Common Stock; (iii) permits the holders thereof, at any time prior to redemption by the Company, to convert all or a portion of the same into shares of Common Stock based upon a conversion price of $5.00; (iv) requires the Company to redeem, in either cash or registered shares of its Common Stock, at the Company's option, all (but not less than all) of the Senior Convertible Preferred Stock (at 105% of the then outstanding stated value thereof, based upon the conversion price of $5.00; hereinafter the "Redemption Amount") at any time from and after February 17, 1999 that a registration statement (pursuant to which the Common Stock (into which the Stock may be converted) has been registered) is effective; (v) permits the Company to redeem all (but not less than all) of the Senior Convertible Preferred Stock, in cash and at the Redemption Amount, at any time from and after February 17, 1999; and (vi) provides that from and after February 18, 1999, the Company will be required to pay dividends thereon, until the same are redeemed by the Company, at the rate of twenty-four (24%) percent per annum.

         After the Exchange Agreement was entered into, management determined that it was in the Company's best interest to select another firm of independent public accountants as the auditors of the Company. In response to the Company's change in auditors, the SEC reviewed and discussed the exchange transaction with the Company. As a result of these discussions, the Company determined that the issuance and sale, in February 1998, of the 1998 Debentures and 1998 Warrants should be treated separate and apart from the April 1998 exchange of such securities for the Senior Convertible Preferred Stock and New Warrants.

         As a result of the foregoing, the Company recorded in its financial statements for the quarter ended June 30, 1998 amortization of the debt discount of $1,110,000 and an extraordinary loss of $805,000 related to the early extinguishment of the 1998 Debentures. This amount represents the intrinsic value of the beneficial conversion feature which is inherent in the conversion feature of the 1998 Debentures (approximately $963,000), amortization of approximately $147,000 related to the fair value of the Warrants, and an extraordinary loss of $805,000, which represents the unamortized discount related to the 1998 Warrants in connection with the early extinguishment of the 1998 Debentures and the issuance of the Senior Convertible Preferred Stock.

NOTE 7 - Commitments and Contingencies

         The Company is, from time to time, a party to litigation arising in the ordinary course of business. In the opinion of management, there are no significant claims outstanding that are likely to have a material adverse effect upon the consolidated financial statements of the Company.

         The Company leases locations for the majority of both its operated and franchised stores. The Company holds the master lease on substantially all franchised locations and, as part of the franchise agreement, sublets the subject premises to the franchisee. Most master leases require the payment of common area charges and additional rent based upon sales volume. As is required by SFAS 13 "Accounting for Leases," the Company amortizes its rent expense on a straight-line basis over the life of the related lease.

         In connection with the November 1995 acquisition, by Sterling Vision BOS, Inc., of substantially all of the assets of OCA Acquisition Corp., Benson Optical Co., Inc. and Superior Optical Company, Inc., the Company issued a non-negotiable, subordinated convertible debenture (the "Benson Debenture"), in the principal amount of $5,900,000, subject to reduction and payable, without interest, on September 15, 2015. The Benson Debenture is subordinated to all existing and future indebtedness, debts and obligations of the Company. The Company had a right of offset against the principal amount of the Benson Debenture in the event the Company did not retain at least 40 of the 98 Benson stores acquired by the Company in the Benson Transaction, which right of offset was equal to $147,000 for each store less than 40 that the Company retained. In December 1995, the Company elected to assume the leases for 32 stores and, consequently, was entitled to reduce the principal amount of the Benson Debenture by the sum of $1,176,000, from $5,900,000 to $4,724,000. The Benson Debenture is included in Long-Term Debt and is recorded at its present value of $1,076,000 using an imputed internal interest rate of 8.5%.

         On June 30, 1997, the Company entered into a loan agreement (the "Loan Agreement") with STI Credit Corporation ("STI") that established, in favor of the Company, a $20,000,000 credit facility to finance a portion of the Company's currently existing and future franchise promissory notes receivable, $10,000,000 of which was funded by STI on such date, although $1,000,000 (the "Additional Funds") of the funded amount was withheld pending the Company's satisfaction of a required collateral ratio with respect to such credit facility (less a facility fee equal to two percent of the amount of the loan). Sixty-five (65%) percent of the funded amount is to be repaid by the Company over a term of 60 months, with a final balloon payment at the expiration of the sixty-first month of the term of said loan. The Company granted to STI a first priority, continuing security interest in a substantial portion of its franchise notes and the proceeds related to such notes. A portion of the net proceeds (approximately $6,100,000) of the loan was used to satisfy, pay and discharge, in full, all amounts then due by the Company to:
(i) the Bank ($5,035,000, together with accrued interest thereon, in the approximate amount of $37,000); and (ii) certain principal shareholders of the Company ($1,000,000, together with accrued interest thereon, in the approximate amount of $9,000). As a result of the foregoing: (i) the Bank's lien upon, and security interest in, substantially all of the Company's assets (previously securing the Bank's various loans to the Company) was discharged; and (ii) restrictions previously imposed upon the Company (pursuant to the Company's Credit Agreement with the Bank) are no longer applicable.

         On October 9, 1997, STI amended the Loan Agreement and disbursed a portion of the Additional Funds to the Company. As of June 30, 1998, the outstanding principal balance of such loan was approximately $7,444,000. Pursuant to the terms of the Loan Agreement, the Company must comply with the following financial covenants: (i) the maintenance of positive, annual net income for each of its calendar years; (ii) working capital of not less than $2 million; (iii) shareholders' equity of not less than $26 million; and (iv) from and after June 30, 1998, a collateral ratio of 1.2 to 1.0. As of December 31, 1997, the Company was not in compliance with the financial covenants described in clauses (i) and (iii) above, although STI subsequently waived such non-compliance in exchange for the Company's agreement to execute an amendment to the Loan Agreement, which amended the Loan Agreement so as to:
(i) waive the Company's compliance with all of its financial covenants until December 31, 1998; (ii) reduced such shareholders' equity requirement to $25 million; (iii) provided for a prepayment penalty of $500,000; and (iv) required the Company to pay certain fees to STI, in the aggregate amount of $70,000.

         As of June 30, 1998, the Company was the lessee of six excimer lasers and ancillary equipment under capital leases expiring in various years through 2001. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset.

NOTE 8 - Recent Accounting Requirements

         In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those relating from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changers in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency exchange adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements or in the case of interim reporting, the footnote approach may be utilized. For the quarters ended March 31, 1998 and 1997, the Company's operations did not give rise to items included in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments, to the corresponding amounts in the general purpose financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company's operations are presently classified into two principal industry segments: (i) the retail optical segment, whereby the Company owns and operates, as well as franchises a retail chain of optical stores which offer eye care products and services such as prescription and non-prescription eyeglasses, eyeglass frames, ophthalmic lenses, contact lenses, sunglasses and a broad range of ancillary items; and (ii) the Insight Laser segment, whereby the Company: (x) owns the tangible assets of, and operates an ambulatory surgery center; and (y) owns and operates a laser surgery center and provides access, for a fee, to affiliated ophthalmologists who utilize Insight's other excimer lasers in offering PRK, a procedure performed with such lasers for the correction of certain degrees of myopia. Management is presently evaluating the impact on the Company's financial reporting from the adoption of this statement.

NOTE 9 - Impact of the Year 2000 Issue

         The Year 2000 Issue is the result of potential problems with computer systems and/or any equipment with computer chips that use dates, where the date has been stored as just two digits (e.g. 98 for 1998). On January 1, 2000, any clock or date recording mechanism (including date sensitive software) which uses only two digits to represent the year, may recognize a date using 00 as the year 1900, rather than the year 2000. This could result in a system failure or miscalculations, causing disruption of operations, as such systems may be unable to accurately process certain date-based information.

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

NOTE 10

         On May 6, 1998, the Company, through its wholly-owned subsidiary, Insight Laser Centers N.Y. I, Inc., purchased substantially all of the assets of an ambulatory surgery center located in Garden City, New York (the "Center") and, in connection therewith: (i) settled its legal action against the estate of the former owner of such Center; (ii) entered into a long term lease of the premises in which such Center is located; and (iii) entered into an agreement pursuant to which it will manage the operations of the Center, on an interim basis, pending the approval, from the New York State Department of Health, of the transfer of the license and certificate of need therefore to an affiliate of the Company.

NOTE 11 - Subsequent Events

         In July 1998, certain of the holders of the Company's Warrants exercised their right to acquire an aggregate of 158,000 registered shares of the Company's Common Stock in exchange for the Company's agreement to reduce the respective exercise prices thereof to $4.50. The proceeds of such exercise are being utilized by the Company for working capital.

         On July 31, 1998, the Company and the Singer Shareholders entered into a Settlement Agreement pursuant to which: (i) the Company released to such Shareholders all of the remaining shares pledged to the Company to secure their obligations under the Singer Agreement; (ii) the parties agreed to reduce the Price Protection Guaranty Amount to $6.60; (iii) the Shareholders agreed to pay to the Company the first $300,000 of net proceeds realized by them in connection with their future sale of the Company's Common Stock above the Price Protection Guaranty Amount; (iv) the Shareholders are restricted from selling such shares except pursuant to an agreed upon schedule; and (v) the Company waived certain of its claims against the Shareholders.

         On August 10, 1998, Mr. Jay Fabrikant resigned as a Director of the Registrant.

         On August 12, 1998, the SEC declared effective the Company's Registration Statement on Form S-3 pursuant to which the shares of Common Stock into which the Senior Convertible Preferred Stock is convertible, together with the Common Stock issuable upon exercise of the New Warrants issued in connection therewith, and, in addition, 70,000 shares of Common Stock which may be issued by the Company in payment of the dividends on the Senior Convertible Preferred Stock, were registered.

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

Results of Operations

For the Six Months Ended June 30, 1998 compared to June 30, 1997

         Systemwide sales represent combined retail sales generated by Company-owned and franchised stores, as well as revenues generated by VisionCare of California ("VCC"), a wholly-owned subsidiary of the Company licensed by the California Department of Corporations as a specialized health maintenance organization, and Insight. There were 305 and 319 Sterling Stores in operation as of June 30, 1998 and June 30, 1997, respectively, of which 249 and 257, respectively, were franchised. Such stores operate under various tradenames including Sterling Optical, Site for Sore Eyes, IPCO Optical, Benson Optical, Superior Optical, Southern Optical, Nevada Optical, Duling Optical, Monfried Optical, Kindy Optical and Singer Specs. Systemwide sales increased by $3,090,000, or 4.2%, to $76,328,000 for the six month period ended June 30, 1998, as compared to $72,937,000 for the comparable period in 1997. On a same store basis (for stores that operated as either a Company-owned or franchised store during the entirety of both of the six month periods ended June 30, 1998 and 1997), systemwide sales increased $495,000, or
 .8%, to $59,171,000 for the six month period ended June 30, 1998, as compared to $58,676,000 for the comparable period in 1997.

         Aggregate sales generated from the operation of Company-owned stores increased by $1,919,000, or 16.3%, to $13,676,000 for the six month period ended June 30, 1998, as compared to $11,757,000 for the comparable period in 1997. This increase was principally due to the Company's agreement to manage, on behalf of the owner of seven franchised stores, the operation of such stores, and an increase in comparative sales as described below. Historical comparisons of aggregate sales generated by Company-owned stores can become distorted due to the conveyance of Company-owned store assets to franchisees. When Company-owned store assets are conveyed to franchisees, sales generated by such franchised store are no longer reflected in Company-owned store sales; however, the Company receives on-going royalties based upon a percentage of the sales generated by such franchised stores. On a same store basis, aggregate sales generated by Company-owned stores in operation during the entirety of both of the six month periods ended June 30, 1998 and 1997, increased by $263,000, or 3%, to $8,954,000 for the six month period ended June 30, 1998, as compared to $8,691,000 for the comparable period in 1997.

         Aggregate sales generated from the operation of franchised stores increased by $1,472,000, or 2.4%, to $62,652,000 for the six month period ended June 30, 1998, as compared to $61,180,000 for the comparable period in 1997. On a same store basis, aggregate sales generated by franchised stores in operation during the entirety of both of the six month periods ended June 30, 1998 and 1997, increased $232,000, or .5%, to $50,217,000 for the six month period ended June 30, 1998 as compared to $49,985,000 for the comparable period in 1997.

         Franchise royalties increased by $18,000, or .4%, to $4,686,000 for the six month period ended June 30, 1998, as compared to 4,668,000 for the comparable period in 1997.

         Net gains on the conveyance of the assets of three Company-owned stores to franchisees decreased by $711,000, or 81%, to $167,000 for the six month period ended June 30, 1998, as compared to net gains on the conveyance of the assets of seven Company owned stores to franchisees of $878,000 for the comparable period in 1997.

         The Company's gross profit margin increased by 1.0%, to 74% for the six month period ended June 30, 1998, as compared to 73% for the comparable period in 1997. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competition and promotional incentives.

         Selling expenses increased by $1,996,000, or 27.1%, to $9,361,000 for the six month period ended June 30, 1998, as compared to $7,365,000 for the comparable period in 1997. This increase was principally due to the increase in the number of Company managed, franchised stores over the comparable period in 1997.

         General and administrative expenses (including interest expense) increased by $2,487,000, or 32.9%, to $10,038,000 for the six month period ended June 30, 1998, as compared to $7,551,000 for the comparable period in 1997. This increase is principally due to a $1,800,000 increase in the Company's provision for doubtful accounts, the writeoff of $175,000 of debt issuance costs related to the issuance of the 1998 Debentures, and $311,000 of Warrant conversion costs.

         The Company's net loss increased by $(1,978,000), or 64.1%, to a loss of $(5,064,000) for the six month period ended June 30, 1998, as compared to a loss of $(3,086,000) for the comparable period in 1997. The increase in net loss was principally due to an increase of $1,800,000 in the Company's provision for doubtful accounts, a non-cash charge of $1,915,000 ($1,110,000 of amortization of debt discount and an extraordinary loss of $805,000 of unamortized debt discount related to the extinguishment of debt upon the issuance of the Senior Convertible Preferred Stock on April 14, 1998), the writeoff of $175,000 of debt issuance costs related to the issuance of the 1998 Debentures, $311,000 of costs related to the inducement of Warrant conversions, a reduction in the net gains on the conveyance of Company-owned store assets to franchisees, the increase of costs associated with the increase in Company managed, franchised stores in 1998 and 1997, offset, in part, by a decrease in the amortization of debt discount of approximately $2,407,000.

Liquidity and Capital Resources

         As of June 30, 1998 and December 31, 1997, the Company had $4,240,000 and $3,472,000, respectively, in working capital, and $764,000 and $334,000, respectively, of cash and cash equivalents. During the twelve month period ending December 31, 1998, the Company anticipates having the following capital requirements: renovating and/or remodelling of Company-owned stores; the continuing upgrade of the Company's management information system in conjunction with the software computer programs being installed in its Company-owned stores, in the aggregate approximate amount of $250,000; and acquiring retail optical stores, subject to the availability of qualified opportunities, in furtherance of the Company's business strategy, in amounts that cannot be projected by the Company at this time.

         The Company experienced negative cash flow from operations during the six months ended June 30, 1998 resulting, primarily, from an increase in accounts receivable. By the end of 1997, the following measures were taken by the Company, which management believes will reduce, in the future, the magnitude of the losses it sustained for the calendar year ended December 31, 1997, as well as improve the Company's operations and cash flow: (i) closed or did not renew the leases for ten of its Company-owned stores; and (ii) reduced a substantial amount of administrative overhead expenses. Although the Company, based, in part, upon the anticipated financial impact of such measures taken by the Company, believes that its financial condition will improve for the twelve months ended December 31, 1998, there can be no assurance that its financial condition will so improve. The Company was not in compliance with certain of its existing financial covenants as contained in its Loan Agreement with STI as of December 31, 1997, although the Company subsequently received a waiver thereof. In the event the Company is not in compliance with such covenants by the end of 1998, there can be no assurance that it will be able to obtain a waiver thereof and, in such event, STI will have the right to accelerate the payment of the then outstanding principal amount then due under the Company's Loan Agreement with STI. Accordingly, the Company believes that its current cash resources and cash flow from operations would be sufficient to fund its anticipated capital expenditures in 1998.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.   Not applicable.

Item 2. Changes in Securities.   Not applicable.

Item 3. Defaults Upon Senior Securities.  Not applicable.

Item 4. Submission of Matter to a Vote of Security Holders.

          (a) The third Annual Meeting of Shareholders of the Company was held on June 26, 1998.

          (c)

               (i) The election of the nominees for three Class I Directors who will serve for a term to expire at the 2000 Annual Meeting of Shareholders or until each of their respective successors shall have been duly elected and qualified was voted on by the shareholders. The three Class I nominees, all of whom were elected, were Edward Cohen, Jerry Lewis and Jay Fabrikant (who resigned as a Director on August 10, 1998). The Inspectors of Election certified the following vote tabulations with respect thereto:

                      Class I Director             For                Withheld
                      ----------------             ---                --------
                       Edward Cohen            12,249,378              472,043
                       Jerry Lewis             12,256,897              464,524
                       Jay Fabrikant           12,263,415              458,006

               (ii) A proposal to approve the granting, to each Drs. Robert,
                    Alan and Edward Cohen, of options to purchase shares of the Company's Common Stock was approved by the shareholders. The Inspectors of Election certified the following vote tabulations:

                         For         Against       Abstain      Broker Non-Votes
                         ---         -------       -------      ----------------
                     10,174,517      577,998       29,263           1,939,643

               (iii) A proposal to approve the granting, to Jay Fabrikant, of options to purchase shares of the Company's Common Stock was approved by the shareholders. The Inspectors of Election certified the following vote tabulations:

                         For         Against       Abstain      Broker Non-Votes
                         ---         -------       -------      ----------------
                     11,890,457      795,084       30,213              5,667

               (iv) A proposal to approve the appointment of Arthur Andersen
                    LLP, independent certified public accountants, as the Company's auditors for the calendar year ending December 31, 1998, was approved by the shareholders. The Inspectors of Election certified the following vote tabulations:

                         For         Against       Abstain      Broker Non-Votes
                         ---         -------       -------      ----------------
                     12,630,886       71,168       13,700              5,667

Item 5. Other Information.  Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

a.) Exhibits

                                 EXHIBIT INDEX

Exhibit
Number

10.83 Settlement Agreement dated July 31, 1998, pursuant to which the Company settled various disputes existing between the Company and Messrs. Sidney, Alan and David Singer (incorporated by reference to Exhibit 10.83 to the Company's Current Report on Form 8-K, dated July 31, 1998).

27            Financial Data Schedule.

b.) Reports on Form 8-K

      1) On August 6, 1998, the Company filed a Report on Form 8-K with respect to the settlement of various disputes concerning the Company's acquisition, from Messrs. Sidney, Alan and David Singer, of all of the capital stock of Singer/Specs, Inc.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          STERLING VISION, INC.
                                          (Registrant)

                                          By: /s/ William J. Young
                                              -----------------------------
                                              William J. Young
                                              Chief Financial Officer

                                              Date:  August 14, 1998