Form 10-Q
period 1998-09-30
STERLING VISION INC
filed 1998-11-23
CIK 1002554

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark one)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                     OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 1-14128

                            STERLING VISION, INC.
              -------------------------------------------------
           (Exact name of Registrant as specified in its Charter)

        New York                                         11-3096941
------------------------                      ---------------------------------
(State of Incorporation)                      (IRS Employer Identification No.)

               1500 Hempstead Turnpike, East Meadow, NY 11554
               ----------------------------------------------
        (Address of Principal Executive Offices, including Zip Code)

                               (516) 390-2100
                 ------------------------------------------
            (Registrant's telephone number, including area code)

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

Yes               No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 14,892,407 shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of October 30, 1998.

Item 1.  Financial Statements

                   STERLING VISION, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED BALANCE SHEETS

                           (Dollars In Thousands)

                                                                           September 30,  December 31,
                                                                                1998         1997
                                                                                ----         ----
ASSETS                                                                        (Unaudited)
Current Assets:
   Cash and cash equivalents                                                   $    768    $    334
   Accounts receivable - net of allowance for
     doubtful accounts of $287 and $514, respectively                             8,506       8,446
   Franchise and other notes receivable - current                                 2,698       3,301
   Inventories                                                                    3,272       3,310
   Due from related parties - current                                                98         110
   Prepaid expenses and other current assets                                        418         516
                                                                               --------    --------
   Total Current Assets                                                        $ 15,760    $ 16,017

Property and equipment - net of accumulated depreciation                         10,677       9,903
Franchise and other notes receivable - net of allowance
   for doubtful accounts of $1,062 and $562, respectively                        11,808      14,884
Excess of cost over net assets acquired                                           4,589       2,957
Restricted cash                                                                     624         550
Other noncurrent assets                                                           1,173       1,532
                                                                               --------    --------
   Total Assets                                                                $ 44,631    $ 45,843
                                                                               ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY Current Liabilities:
   Current portion of long-term debt                                           $  2,926    $  3,477
   Convertible debentures due August 25, 1998                                      --         1,652
   Accounts payable and accrued liabilities                                       6,567       6,127
   Accrual for store closings (Note 11)                                           2,885         452
   Franchise related obligations - current                                          990         837
                                                                               --------    --------
   Total Current Liabilities                                                   $ 13,368    $ 12,545

Long-term debt                                                                    7,639      10,249
Deferred franchise income                                                            75          96
Excess of fair value of assets acquired over cost                                 1,100       1,362
Lease termination costs                                                            --           320

Commitments and contingencies (Note 7)

Shareholders' Equity:
   Preferred stock, $.01 par value per share; authorized
     5,000,000 shares; issued 35 shares                                           4,025        --
   Common stock, $.01 par value per share; authorized 28,000,000
     shares; 14,892,407 and 13,713,585, issued and outstanding, respectively        149         139
   Additional paid-in capital                                                    46,903      40,843
   (Deficit)                                                                    (28,628)    (19,711)
                                                                               --------    --------
   Total Shareholders' Equity                                                    22,449      21,271
                                                                               --------    --------
   Total Liabilities and Shareholders' Equity                                  $ 44,631    $ 45,843
                                                                               ========    ========



See accompanying notes to Consolidated Condensed Financial Statements.

                   STERLING VISION, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                (Dollars In Thousands, Except Per Share Data)

                                                             Three Months Ended                 Nine Months Ended
                                                       September 30,     September 30,     September 30,    September 30,

                                                           1998               1997              1998              1997
                                                           ----               ----              ----              ----

Systemwide sales (Unaudited)                             $  38,036         $  42,013         $ 114,364         $ 114,950
                                                         =========         =========         =========         =========


Revenues:
   Net sales - Company stores                            $   7,249         $   6,027         $  20,925         $  17,784
   Franchise royalties                                       2,281             2,263             6,967             6,931
   Net gains and fees from the conveyance of
     Company-owned store assets to franchisees                --                 414               167             1,293
   Other income                                                520               840             1,746             2,056
                                                         ---------         ---------         ---------         ---------
Total revenues                                           $  10,050         $   9,544         $  29,805         $  28,064
                                                         ---------         ---------         ---------         ---------

Costs and expenses:
   Cost of sales                                         $   1,808         $   1,622         $   5,313         $   4,795
   Selling expenses                                          5,223             3,831            14,584            11,196
   General and administrative expenses                       3,954             4,189            13,075            11,118
   Provision for store closings (Note 11)                    2,500              --               2,500              --
   Interest expense                                            331               301             1,248               923
   Amortization of debt discount                              --               1,512             1,110             5,029
                                                         ---------         ---------         ---------         ---------
Total costs and expenses                                 $  13,816         $  11,455         $  37,830         $  33,061
                                                         ---------         ---------         ---------         ---------

(Loss) before provision for income taxes and
   extraordinary charge                                  $  (3,766)        $  (1,911)        $  (8,025)        $  (4,997)
Provision for income taxes                                    --                --                --                --
                                                         ---------         ---------         ---------         ---------
(Loss) before extraordinary charge                       $  (3,766)        $  (1,911)        $  (8,025)        $  (4,997)
Extraordinary charge for early retirement of debt             --                --                (805)             --
                                                         ---------         ---------         ---------         ---------
Net (loss)                                               $  (3,766)        $  (1,911)        $  (8,830)        $  (4,997)
                                                         =========         =========         =========         =========

Weighted average number of
   common shares outstanding                                14,844            13,801            14,536            13,801
                                                         =========         =========         =========         =========

Basic (loss) per common share                            $    (.26)        $    (.14)        $    (.61)        $    (.36)
                                                         =========         =========         =========         =========



See accompanying notes to Consolidated Condensed Financial Statements.

                   STERLING VISION, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                           (Dollars In Thousands)

                                                                              For the Nine Months Ended
                                                                                    September 30,
                                                                                  1998        1997
                                                                                  ----        ----
Cash flows from operating activities:
   Net (loss)                                                                  $ (8,830)   $ (4,997)
   Adjustments to reconcile net (loss) to net cash provided
     by operating activities:
       Depreciation and amortization                                              1,866       1,614
       Allowance for doubtful accounts                                            3,653         625
       Provision for store closings                                               2,500        --
       Net gain from the conveyance of Company-owned
         assets to franchisees                                                     (102)     (1,053)
       Accrued interest                                                              54          63
       Amortization of fair value of assets acquired over cost                     (262)       (284)
       Issuance of non-employee stock options                                       227         140
       Lease termination costs                                                       65        --
       Amortization of debt discount                                              1,915       5,029
   Changes in assets and liabilities:
       Accounts receivable                                                       (2,463)         30
       Inventories                                                                   38          37
       Prepaid expenses and other current assets                                    119        (343)
       Other assets                                                                 (70)     (1,171)
       Accounts payable and accrued liabilities                                    (449)     (4,814)
       Franchise related obligations                                                153        (419)
       Deferred franchise income                                                    (21)       (160)
                                                                               --------    --------

Net cash (used in) operating activities                                        $ (1,607)   $ (5,703)
                                                                               --------    --------

Cash flows from investing activities:
   Acquisition, net of cash acquired                                             (1,598)       --
   Franchise notes receivable issued                                               (698)     (2,945)
   Repayment of franchise notes receivable                                        2,082       2,107
   Purchase of property and equipment                                              (957)     (1,331)
   Conveyance of property and equipment                                             213       1,127
                                                                               --------    --------

Net cash (used in) investing activities                                        $   (958)   $ (1,042)
                                                                               --------    --------




See accompanying notes to Consolidated Condensed Financial Statements.

                   STERLING VISION, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - Cont'd.
                                 (Unaudited)
                               (In Thousands)

                                                                             For the Nine Months Ended
                                                                                   September 30,
                                                                                  1998       1997
                                                                                  ----       ----

Cash flows from financing activities:
   Sale of common stock and other capital contributions                           2,714        --
   Payments on debt                                                              (3,215)     (9,481)
   Borrowings under franchise notes receivable Loan Agreement                      --         9,500
   Repayment of revolving credit note                                              --        (1,000)
   Issuance of Convertible Debentures                                             3,500       7,540
                                                                               --------    --------

Net cash provided by (used in) financing activities                            $  2,999    $  6,559
                                                                                           --------

Net increase in cash and cash equivalents                                      $    434    $   (186)

Cash and cash equivalents - beginning of year                                       334         868
                                                                               --------    --------

Cash and cash equivalents - end of period                                      $    768    $    682
                                                                               ========    ========

Supplemental disclosure of cash flow information: Cash paid during the period for:
     Interest                                                                  $    250    $    860
                                                                               ========    ========
     Income taxes                                                              $     29    $     47
                                                                               ========    ========
   Non-cash investing and financing transactions:
     Franchise stores reacquired                                                  1,159        --
     Conversion of Convertible Debentures to Preferred Stock                      4,025        --
     Preferred Stock dividend                                                        87        --

Acquisition, net of cash acquired:
   Working capital, other than cash                                                (314)       (231)
   Property, plant and equipment                                                    160         200
   Other assets                                                                      31        --
   Goodwill                                                                       1,721       2,541
   Less:  Common Stock issued                                                      --        (2,510)
                                                                               --------    --------
   Acquisition, net of cash acquired                                           $  1,598    $      0
                                                                               ========    ========




See accompanying notes to Consolidated Condensed Financial Statements.

                   STERLING VISION, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (Unaudited)
                   (In Thousands, Except Number of Shares)



                                                                                            Additional                    Total
                                       Preferred Stock              Common Stock             Paid-In      Retained     Shareholders'
                                     Shares       Amount        Shares        Amount         Capital      (Deficit)       Equity
                                     ------       ------        ------        ------         -------      ---------       ------

Balance - December 31, 1997             --           --       13,927,227    $      139     $   40,843     $  (19,711)    $   21,271
                                                              ==========    ==========     ==========     ==========     ==========

Issuance of shares upon
   conversion of 1997 Debentures -                   --          395,630             4          1,648           --            1,652
Debt discount for the intrinsic
   value of the 1998 Debentures
   and fair value of Warrants           --           --             --            --            1,915           --            1,915
Net (loss)                              --           --             --            --             --             (971)          (971)
                                                              ----------    ----------     ----------     ----------     ----------
Balance - March 31, 1998                --           --       14,322,857    $      143     $   44,406     $  (20,682)    $   23,867
                                        ==     ==========     ==========    ==========     ==========     ==========     ==========
Issuance of shares upon
   conversion of 1997 Warrants          --           --          392,000             4          2,073           --            2,077

Issuance of Preferred Stock             35          4,025           --            --             (525)          --            3,500

Net (loss)                              --           --             --            --             --           (4,093)        (4,093)
                                               ----------     ----------    ----------     ----------     ----------     ----------
Balance - June 30, 1998                 35     $    4,025     14,714,857    $      147     $   45,954     $  (24,775)    $   25,351
                                        ==     ==========     ==========    ==========     ==========     ==========     ==========
Issuance of shares upon
   conversion of 1997 Warrants          --           --          158,000             2            820           --              822

Reduction related to stock price
   guarantees                           --           --             --            --             (185)          --             (185)

Stock dividend for Preferred Stock      --           --           19,550          --               87            (87)          --

Non-employee stock options              --           --             --            --              227           --              227

Net (loss)                              --           --             --            --             --           (3,766)        (3,762)
                                        --     ----------     ----------    ----------     ----------     ----------     ----------
Balance - September 30, 1998            35     $    4,025     14,892,407    $      149     $   46,903     $  (28,628)    $   22,449
                                        ==     ==========     ==========    ==========     ==========     ==========     ==========


See accompanying notes to Consolidated Condensed Financial Statements.

                   STERLING VISION, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 1

         The accompanying Consolidated Condensed Financial Statements of Sterling Vision, Inc. (the "Registrant") and Subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. Except for the extraordinary charge noted in the Condensed Consolidated Statement of Operation, all such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto included in the Registrant's Annual Report on Form 10-K for the Year ended December 31, 1997. There have been no changes in significant accounting policies since December 31, 1997.

NOTE 2

         On April 1, 1997, the Company acquired all of the issued and outstanding shares of the capital stock of Singer Specs, Inc., a Delaware corporation, and certain of its wholly-owned subsidiaries (collectively, "Singer") pursuant to the terms of a certain Agreement and Plan of Reorganization, dated February 19, 1997 (the "Singer Agreement"), between the Company and the owners (collectively, the "Shareholders") of all of the capital stock of Singer. As of the closing, Singer was the: (i) operator of four retail optical stores (collectively, the "Singer Stores"); (ii) franchisor of an additional 27 other retail optical stores, all of which company operated and franchised stores are located in the States of Pennsylvania, Delaware, New Jersey, Virginia and the U.S. Virgin Islands; and (iii) owner of a commercial building located in Philadelphia, Pennsylvania.

         The Singer Agreement provided for such Shareholders to convey all of said capital stock to the Company, free and clear of any and all claims, liens and/or encumbrances, in exchange for shares of the Company's Common Stock.

         The Singer Agreement also provided: (i) that the assets of each of the Singer Stores be conveyed to corporations owned by one or more of the Shareholders, which entities, simultaneously with the closing, each entered into a Sterling Optical Center Franchise Agreement for the same; (ii) for the pledge, by the Shareholders, of all of their shares of the Company's Common Stock, to secure their obligations under the Singer Agreement; (iii) that the Company file, with the Securities and Exchange Commission ("SEC"), a registration statement seeking registration of the Common Stock issued to the Shareholders, as discussed below; (iv) for the Shareholders being restricted from selling a portion of their shares of said Common Stock, all as more particularly set forth in the Singer Agreement; and (v) a requirement that the Company, under certain circumstances, pay to the Shareholders the difference between the market price of its Common Stock (upon which the purchase price was calculated) and the selling price (net of 50% of commissions) of any such shares sold by such Shareholders (the "Price Protection Guaranty Amount"). This transaction was accounted for as a purchase, effective April 1, 1997, in accordance with Accounting Principle Opinion ("APO") 16 and 17, with allocations made based upon the estimated, fair market value of the assets acquired. Franchise Agreements are being amortized over a period of ten (10) years. The Company, pursuant to the terms of the Singer Agreement: (i) filed with the SEC a registration statement seeking registration of the Shareholders' Common Stock, which registration statement was declared effective on May 30, 1997; and (ii) in 1997, approximately $143,000 was paid to the Shareholders, which represented the difference between the market price of its Common Stock (upon which the purchase price for the capital stock of Singer was calculated) and the selling price (net of 50% of commissions) generated from their sale of approximately 100,000 shares of the Company's Common Stock (see Note 12 - Subsequent Events).

         On July 31, 1998, the Company and the Shareholders entered into a Settlement Agreement pursuant to which; (i) the Company released to such Shareholders all of the remaining shares pledged to the Company to secure their obligations under the Singer Agreement; (ii) the parties agreed to reduce the Price Protection Guaranty Amount to $6.60; (iii) the Shareholders agreed to pay to the Company the first $300,000 of net proceeds realized by them in connection with their future sale of the Company's Common Stock above the Price Protection Guaranty Amount; (iv) the Shareholders are restricted from selling such shares except pursuant to an agreed upon schedule; and (v) the Company waived certain of its claims against the Shareholders.

         During the third quarter of 1998, the Company, pursuant to the terms of the Singer Agreement, paid to the Shareholders approximately $186,000 which represented the difference between the selling price of their Common Stock and the Price Protection Guaranty Amount, from the sale of approximately 50,000 shares of the Company's Common Stock.

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

         The Debentures bear no interest and matured on August 25, 1998. Except for $400,000 principal amount of the Debentures which were redeemed by the Company, prior to March 31, 1998 all of the Debentures were converted by the holders thereof into registered shares of the Company's Common Stock at a price per share (the "Conversion Price") equal to the lesser of $6.50 or 85% of the average closing bid price of the Company's Common Stock, as reported on the Nasdaq National Market System ("Nasdaq"), for the five trading days immediately preceding the date of conversion (see Note 5).

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

         In May 1998, certain of the holders of the Company's Warrants exercised their right to acquire an aggregate of 392,000 registered shares of the Company's Common Stock in exchange for the Company's agreement to reduce the respective exercise prices thereof by 15%, which transactions resulted in an approximately $311,000 non-cash charge to earnings. The proceeds of such exercise were utilized by the Company to acquire the Ambulatory Surgery Center described in Note 10.

         In July 1998, certain of the holders of the Company's Warrants exercised their right to acquire an aggregate of 158,000 registered shares of the Company's Common Stock in exchange for the Company's agreement to reduce the respective exercise prices thereof to $4.50, which transactions resulted in an approximately $110,000 non-cash charge to earnings. The proceeds of such exercise are being utilized by the Company for working capital.

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

         The Debentures were originally classified on the Company's Consolidated Balance Sheet as Common Stock to be issued, net of costs of approximately $500,000, because the Company believed the likelihood that the Debentures would not be converted was remote. Since such date, however, the Company has determined that the Debentures should have been classified on the Company's Consolidated Condensed Balance Sheet as Long-Term Debt. As a result, the Company restated the financial statements contained in its Quarterly Report on Form 10-Q for the three month and nine month periods ended September 30, 1997.

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

         The Senior Convertible Preferred Stock: (i) requires the Company to pay quarterly dividends thereon, commencing May 17, 1998, calculated at the rate of ten (10%) percent per annum; (ii) permits the Company to pay such dividends in registered shares of its Common Stock; (iii) permits the holders thereof, at any time prior to redemption by the Company, to convert all or a portion of the same into shares of Common Stock based upon a conversion price of $5.00; (iv) requires the Company to redeem, in either cash or registered shares of its Common Stock, at the Company's option, all (but not less than all) of the Senior Convertible Preferred Stock at 105% of the then outstanding stated value thereof, based upon the conversion price of $5.00 (hereinafter the "Redemption Amount") at any time from and after February 17, 1999 that a registration statement (pursuant to which the Common Stock (into which the Senior Convertible Preferred Stock may be converted) has been registered) is effective; (v) permits the Company to redeem all (but not less than all) of the Senior Convertible Preferred Stock, in cash and at the Redemption Amount, at any time from and after February 17, 1999; (vi) provides that from and after February 18, 1999, the Company will be required to pay dividends thereon, until the same are redeemed by the Company, at the rate of twenty-four (24%) percent per annum; and (vii) a requirement that the Company, under certain circumstances, pay to the shareholders the difference between the market price of its Common Stock (upon which the conversion price was calculated) and the selling price (net of commissions) of any such shares sold by such shareholders (the "Price Protection Guaranty Amount").

         On August 12, 1998, the SEC declared effective the Company's Registration Statement on Form S-3 pursuant to which the shares of Common Stock into which the Senior Convertible Preferred Stock is convertible, together with the Common Stock issuable upon the exercise of the New Warrants issued in connection therewith, and, in addition, 70,000 shares of Common Stock which may be issued by the Company in payment of the dividends on the Senior Convertible Preferred Stock, were registered.

         On August 18, 1998, the Company issued 19,550 registered shares of its Common Stock in payment of the required dividend on the Senior Convertible Preferred Stock.

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

         As a result of the foregoing, the Company recorded, in its financial statements for the quarter ended September 30, 1998, amortization of debt discount of $1,110,000 and an extraordinary loss of $805,000 related to the early extinguishment of the 1998 Debentures. This amount represented the intrinsic value of the beneficial conversion feature which is inherent in the conversion feature of the 1998 Debentures (approximately $963,000), amortization of approximately $147,000 related to the fair value of the New Warrants, and an extraordinary loss of $805,000, which represents the unamortized discount related to the 1998 Warrants in connection with the early extinguishment of the 1998 Debentures and the issuance of the Senior Convertible Preferred Stock and New Warrants.

NOTE 7 - Commitments and Contingencies

         The Company is, from time to time, a party to litigation arising in the ordinary course of business. In the opinion of management, there are no significant claims outstanding that are likely to have a material adverse effect upon the consolidated financial statements of the Company.

         The Company leases locations for the majority of both its operated and franchised stores. The Company holds the master lease on substantially all franchised locations and, as part of the franchise agreement, sublets the subject premises to the franchisee. Most master leases require the payment of common area charges and percentage rent based upon sales volume. As is required by SFAS 13 "Accounting for Leases," the Company amortizes its rent expense on a straight-line basis over the life of the related lease.

         In connection with the November 1995 acquisition, by Sterling Vision BOS, Inc., of substantially all of the assets of OCA Acquisition Corp., Benson Optical Co., Inc. and Superior Optical Company, Inc., (the "Benson Transaction") the Company issued a non-negotiable, subordinated convertible debenture (the "Benson Debenture"), in the principal amount of $5,900,000, subject to reduction and payable, without interest, on September 15, 2015. The Benson Debenture is subordinated to all existing and future indebtedness, debts and obligations of the Company. The Company had a right of offset against the principal amount of the Benson Debenture in the event the Company did not retain at least 40 of the 98 Benson stores acquired by the Company in the Benson Transaction, which right of offset was equal to $147,000 for each store less than 40 that the Company retained. In December 1995, the Company elected to assume the leases for 32 stores and, consequently, was entitled to reduce the principal amount of the Benson Debenture by the sum of $1,176,000, from $5,900,000 to $4,724,000. The
Benson Debenture is included in Long-Term Debt and is recorded at its present value of $1,076,000 using an imputed internal interest rate of 8.5%.

         On June 30, 1997, the Company entered into a loan agreement (the "Loan Agreement") with STI Credit Corporation ("STI") that established, in favor of the Company, a $20,000,000 credit facility to finance a portion of the Company's currently existing and future franchise promissory notes receivable, $10,000,000 of which was funded by STI on such date, although $1,000,000 (the "Additional Funds") of the funded amount was withheld pending the Company's satisfaction of a required collateral ratio with respect to such credit facility (less a facility fee equal to two percent of the amount of the loan). Sixty-five (65%) percent of the funded amount is to be repaid by the Company over a term of 60 months, with a final balloon payment at the expiration of the sixty-first month of the term of said loan. The Company granted to STI a first priority, continuing security interest in a substantial portion of its franchise notes and the proceeds related to such notes. A portion of the net proceeds (approximately $6,100,000) of the loan was used to satisfy, pay and discharge, in full, all amounts then due by the Company to:
(i) the Bank ($5,035,000, together with accrued interest thereon, in the approximate amount of $37,000); and (ii) certain principal shareholders of the Company ($1,000,000, together with accrued interest thereon, in the approximate amount of $9,000). As a result of the foregoing: (i) the Bank's lien upon, and security interest in, substantially all of the Company's assets (previously securing the Bank's various loans to the Company) was discharged; and (ii) restrictions previously imposed upon the Company (pursuant to the Company's prior Credit Agreement with the Bank) are no longer applicable.

         On October 9, 1997, STI amended the Loan Agreement and disbursed a portion of the Additional Funds to the Company. As of September 30, 1998, the outstanding principal balance of such loan was approximately $6,596,000. Pursuant to the terms of the Loan Agreement, the Company must comply with the following financial covenants: (i) the maintenance of positive, annual net income for each of its calendar years; (ii) working capital of not less than $2 million; (iii) shareholders' equity of not less than $26 million; and (iv) from and after June 30, 1998, a collateral ratio of 1.2 to 1.0. As of December 31, 1997, the Company was not in compliance with the financial covenants described in clauses (i) and (iii) above, although STI subsequently waived such non-compliance in exchange for the Company's agreement to execute an amendment to the Loan Agreement, which amended the Loan Agreement so as to: (i) waive the Company's compliance with all of its financial covenants until December 31, 1998; (ii) reduced such shareholders' equity requirement to $25 million; (iii) provided for a prepayment penalty of $500,000; and (iv) required the Company to pay certain fees to STI, in the aggregate amount of $70,000.

         As of September 30, 1998, the Company was the lessee of six excimer lasers and ancillary equipment under capital leases expiring in various years through 2001. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset.

NOTE 8 - Recent Accounting Requirements

         In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those relating from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency exchange adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements or, in the case of interim reporting, the footnote approach may be utilized. For the quarters ended September 30, 1998 and 1997, the Company's operations did not give rise to items included in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments, to the corresponding amounts in the general purpose financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The segments utilized by the Company include: (i) the retail optical segment, wherein the Company owns and operates, as well as franchises a retail chain of optical stores which offer eyecare products and services, such as prescription and non-prescription eyeglasses, eyeglass frames, ophthalmic lenses, contact lenses, sunglasses and a broad range of ancillary items; and (ii) the Insight Laser segment, wherein the Company:
(x) owns the tangible assets of, and operates an ambulatory surgery center; and (y) owns and operates a laser surgery center and provides access, for a fee, to affiliated ophthalmologists who utilize Insight's other excimer lasers in offering photorefractive keratotomy ("PRK"), a procedure performed with such lasers for the correction of certain degrees of myopia. Management is presently evaluating the impact on the Company's financial reporting from the adoption of this statement.

NOTE 9 - Impact of the Year 2000 Issue

         The Year 2000 Issue is the result of potential problems with computer systems and/or any equipment with computer chips that use dates, where the date has been stored as just two digits (e.g. 98 for 1998). On January 1, 2000, any clock or date recording mechanism (including date sensitive software) which uses only two digits to represent the year, may recognize the year 1900 (when using 00 as the year) rather than the year 2000. This could result in a system failure or miscalculations, causing disruption of operations, as such systems may be unable to accurately process certain date-based information.

         The Company has reviewed the Year 2000 Issue with its Management Information System's providers and consultants. The Company believes that the Year 2000 Issue will not have a material, adverse impact on the operations of the Company, since its computer programs were written utilizing four digits to define the applicable year. The Company, however, cannot determine, as of the date hereof, the impact of the Year 2000 Issue on any of its vendors and/or franchisees, which might materially impact the operations of the Company.

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

NOTE 11 - Provision for Store Closings

         The Company has identified certain long-lived assets, principally those contained in certain of its Company-owned stores, where there has been, or there is expected to be, a change in circumstances which would affect the recoverability of all or a portion of the depreciated cost of such long-lived assets. The Company anticipates the future closure of certain of its Company-owned stores and/or the sale, to Franchisees, of the assets contained therein; and, as such, the Company has recorded a provision for Store closings of $2,500,000.

NOTE 12 - Subsequent Events

         In October 1998, the Company, pursuant to the terms of the Singer Agreement, paid to the Shareholders approximately $30,000, which represented the difference between the selling price of their Common Stock and the Price Protection Guaranty Amount, from the sale of approximately 10,000 shares of the Company's Common Stock.

         On October 14, 1998, the Board of Directors appointed Edward Celano as a member of the Company's Board of Directors, as well as to each of the Board's Audit Committee, Independent Committee and Right of First Refusal Committee.

         On October 14, 1998, the Board of Directors authorized the Company to borrow up to the aggregate sum of $2,000,000 from Broadway Partners, a New York general partnership owned by certain of the children of Robert and Alan Cohen, which loans will be payable, on demand, together with interest, calculated at the rate of 12% per annum. The loan is secured by a first lien upon, and security interest in, the Company's ambulatory surgery center. As of September 30, 1998, the Company had borrowings of $550,000 from Broadway Partners, and in October 1998, the Company increased its borrowings to $1,400,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         All statements contained herein (other than historical facts) including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations, including the operations of the Registrant's subsidiary, Insight Laser Centers, Inc. ("Insight"), and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ from the anticipated results or other expectations expressed in the Company's forward looking statements. Generally, the words "anticipate," "believe," "estimate," "expects" and similar expressions, as they relate to the Company and/or its management, are intended to identify forward looking statements. Among the factors that could cause actual results to differ materially are the following: the inability of the Company to obtain a waiver from STI on its failure to comply with certain covenants under its Loan Agreement; the inability of the Company to enter into third party, managed care provider agreements on favorable terms; the inability of the Company to obtain additional financing to meet its capital needs; competition in the retail optical, managed care and ambulatory surgery center industries; the ability of the Company to acquire, at favorable prices, retail optical chains; the uncertainty of the acceptance of PRK, a procedure being offered by the Company's subsidiary, Insight, to correct the vision of individuals experiencing certain degrees of myopia; the availability of new and better ophthalmic laser technologies or other technologies that serve the same purpose as PRK; the inability of the Company to finalize favorable agreements with ophthalmologists to utilize the Company's excimer lasers to perform the PRK procedure; competition in the PRK market; and general business and economic conditions.

Results of Operations

For the Nine Months Ended September 30, 1998 compared to September 30, 1997

         Systemwide sales represent combined retail sales generated by Company-owned and franchised stores, as well as revenues generated by VisionCare of California ("VCC"), a wholly-owned subsidiary of the Company licensed by the California Department of Corporations as a specialized health maintenance organization, and Insight. There were 296 and 317 Sterling Stores in operation as of September 30, 1998 and September 30, 1997, respectively, of which 248 and 267, respectively, were franchised. Such stores operate under various tradenames including Sterling Optical, Site for Sore Eyes, IPCO Optical, Benson Optical, Superior Optical, Southern Optical, Nevada Optical, Duling Optical, Monfried Optical, Kindy Optical and Singer Specs. Systemwide sales decreased by $(586,000), or .5%, to $114,364,000 for the nine month period ended September 30, 1998, as compared to $114,950,000 for the comparable period in 1997. On a same store basis (for stores that operated as either a Company-owned or franchised store during the entirety of both of the nine month periods ended September 30, 1998 and 1997), systemwide sales increased by $716,000, or .8%, to $90,632,000 for the nine month period ended September 30, 1998, as compared to $89,916,000 for the comparable period in 1997.

         Aggregate sales generated from the operation of Company-owned stores increased by $3,141,000, or 17.7%, to $20,925,000 for the nine month period ended September 30, 1998, as compared to $17,784,000 for the comparable period in 1997. This increase was principally due to the Company's agreement to manage, on behalf of the owners of certain franchise stores, the operation of such stores, and an increase in comparative sales as described below. Historical comparisons of aggregate sales generated by Company-owned stores can become distorted due to the conveyance of Company-owned store assets to franchisees. When Company-owned store assets are conveyed to franchisees, sales generated by such franchised store are no longer reflected in Company-owned store sales; however, the Company receives on-going royalties based upon a percentage of the sales generated by such franchised stores. On a same store basis, aggregate sales generated by Company-owned stores in operation during the entirety of both of the nine month periods ended September 30, 1998 and 1997, increased by $(88,000), or
 .6%, to $14,057,000 for the nine month period ended September 30, 1998, as compared to $13,969,000 for the comparable period in 1997.

         Aggregate sales generated from the operation of franchised stores decreased by $(3,727,000), or 3.8%, to $93,439,000 for the nine month period ended September 30, 1998, as compared to $97,166,000 for the comparable period in 1997. On a same store basis, aggregate sales generated by franchised stores in operation during the entirety of both of the nine month periods ended September 30, 1998 and 1997, increased by $628,000, or .8%, to $76,575,000 for the nine month period ended September 30, 1998 as compared to $75,947,000 for the comparable period in 1997.

         Franchise royalties increased by $36,000, or .5%, to $6,967,000 for the nine month period ended September 30, 1998, as compared to $6,931,000 for the comparable period in 1997.

         Net gains on the conveyance of the assets of three Company-owned stores to franchisees decreased by $1,126,000, or 87%, to $167,000 for the nine month period ended September 30, 1998, as compared to net gains on the conveyance of the assets of seven Company-owned stores to franchisees of $1,293,000 for the comparable period in 1997.

         The Company's gross profit margin increased by 1.6%, to 74.6% for the nine month period ended September 30, 1998, as compared to 73.0% for the comparable period in 1997. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competition and promotional incentives.

         Selling expenses increased by $3,388,000, or 30.3%, to $14,584,000 for the nine month period ended September 30, 1998, as compared to $11,196,000 for the comparable period in 1997. This increase was principally due to the increase in the number of Company-managed, franchised stores over the comparable period in 1997.

         General and administrative expenses (including interest expense) increased by $2,282,000, or 19.0%, to $14,323,000 for the nine month period ended September 30, 1998, as compared to $12,041,000 for the comparable period in 1997. This increase was principally due to an approximately $2,400,000 increase in the Company's provision for doubtful accounts, reflecting the Company's assessment that certain receivables have become uncollectible and approximately $227,000 in costs related to stock options granted to certain consultants to the Company.

         The Company has identified certain long-lived assets, principally those contained in certain of its Company-owned stores, where there has been, or there is expected to be, a change in circumstances which would affect the recoverability of all or a portion of the depreciated cost of such long-lived assets. The Company anticipates the future closure of certain of its Company-owned stores and/or the sale, to Franchisees, of the assets contained therein; and, as such, the Company has recorded a provision for store closings of $2,500,000.

         The Year 2000 Issue is the result of potential problems with computer systems and/or any equipment with computer chips that use dates, where the date has been stored as just two digits (e.g. 98 for 1998). On January 1, 2000, any clock or date recording mechanism (including date sensitive software) which uses only two digits to represent the year, may recognize the year 1900 (when using 00 as the year) rather than the year 2000. This could result in a system failure or miscalculations, causing disruption of operations, as such systems may be unable to accurately process certain date-based information.

         The Company has reviewed the Year 2000 Issue with its Management Information System's providers and consultants. The Company believes that the Year 2000 Issue will not have a material, adverse impact on the operations of the Company, since its computer programs were written utilizing four digits to define the applicable year. The Company, however, cannot determine, as of the date hereof, the impact of the Year 2000 Issue on any of its vendors and/or franchisees, which might materially impact the operations of the Company.

         The Company's net loss increased by $(3,833,000), or 76.7%, to a loss of $(8,830,000) for the nine month period ended September 30, 1998, as compared to a loss of $(4,997,000) for the comparable period in 1997. The increase in net loss was principally due to an increase of $2,400,000 in the Company's provision for doubtful accounts, reflecting the Company's assessment that certain receivables have become uncollectible; an increase of $2,500,000 in the Company's provision for Store closings, resulting from the Company identifying certain long-lived assets, principally those contained in certain of its Company-owned stores, where there has been, or there is expected to be, a change in circumstances which would affect the recoverability of all or a portion of the depreciated cost of such long-lived assets; a non-cash charge of $1,915,000 ($1,110,000 of amortization of debt discount and an extraordinary loss of $805,000) related to the extinguishment of debt upon the issuance of the Senior Convertible Preferred Stock on April 14, 1998; approximately $227,000 in costs related to stock options granted to certain consultants to the Company; the write-off of $175,000 of debt issuance costs related to the issuance of the 1998 Debentures; $421,000 of costs related to the inducement of Warrant conversions; a reduction in the net gains on the conveyance of Company-owned store assets to franchisees; and the increase of costs associated with the increase in Company-managed, franchised stores in 1998; all of which were offset, in part, by a decrease in the amortization of debt discount of approximately $3,919,000.

Liquidity and Capital Resources

         As of September 30, 1998 and December 31, 1997, the Company had $2,392,000 and $3,472,000, respectively, in working capital, and $768,000 and $334,000, respectively, of cash and cash equivalents. The Company believes that, based upon current projections, its liquid assets presently on hand will be sufficient for the following future capital requirements: renovating and/or remodeling of Company-owned stores in amounts that cannot be projected by the company at this time; the continuing upgrade of the Company's management information system in conjunction with the software computer programs being installed in its Company-owned stores, in the aggregate approximate amount of $250,000; and acquiring retail optical stores, subject to the availability of qualified opportunities, in furtherance of the Company's business strategy, in amounts that cannot be projected by the Company at this time.

         The Company experienced negative cash flow from operations during the nine month period ended September 30, 1998 resulting, primarily, from an increase in accounts receivable. By the end of 1997, the following measures were taken by the Company, which management believes will reduce, in the future, the magnitude of the losses it sustained for the calendar year ended December 31, 1997, as well as improve the Company's operations and cash flow: (i) closed or did not renew the leases for ten of its Company-owned stores; and (ii) reduced a substantial amount of administrative overhead expenses. Although the Company, based, in part, upon the anticipated financial impact of such measures taken by the Company, believes that its financial condition will improve for the twelve months ended December 31, 1998, there can be no assurance that its financial condition will so improve. The Company was not in compliance with certain of its existing financial covenants as contained in its Loan Agreement with STI as of December 31, 1997, although the Company subsequently received a waiver thereof. In the event the Company is not in compliance with such covenants by the end of 1998, there can be no assurance that it will be able to obtain a waiver thereof and, in such event, STI will have the right to accelerate the payment of the then outstanding principal amount then due under the Company's Loan Agreement with STI. However, in the event of STI's acceleration of such loan, the Company believes that it could meet its needs through either additional borrowings, the sale of its franchise note receivables and/or additional sales of equity, although there can be no assurance that the Company would be successful in obtaining such additional borrowings, selling any of its franchise note receivables and/or selling additional equity, or on what terms said transactions could be effected. Accordingly, the Company believes that its current cash resources and cash flow from operations would be sufficient to fund its anticipated future capital expenditures.

Forward Looking Statements

         All statements contained herein (other than historical facts) are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from anticipated results or other expectations expressed in the Company's forward looking statements. Generally, the words "anticipate," "believe," "estimate," "expects," and similar expressions as they relate to the Company and/or its management, are intended to identify forward looking statements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.   Not applicable.

Item 2. Changes in Securities.   Not applicable.

Item 3. Defaults Upon Senior Securities.  Not applicable.

Item 4. Submission of Matter to a Vote of Security Holders.  Not applicable.

Item 5. Other Information.  Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

a.) Exhibits

                                EXHIBIT INDEX

Exhibit
Number

27            Financial Data Schedule.

b.) Reports on Form 8-K

          1) On August 17, 1998, the Registrant filed a current Report on Form 8-K with respect to the resignation of Jay Fabrikant as a Director of the Registrant.

          2) On September 22, 1998, the Company filed a current Report on Form 8-K with respect to the resignation of Jerry Lewis as the Chief Executive Officer of the Company, as well as the appointment of Dr. Alan Cohen as his successor.

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  STERLING VISION, INC.
                                                  (Registrant)



                                                  By:   /s/ William J. Young
                                                        -----------------------
                                                        William J. Young
                                                        Chief Financial Officer


                                                        Date: November 20, 1998