Form 10-K
period 1998-12-31
STERLING VISION INC
filed 1999-04-16
CIK 1002554

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 X     Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
---    Act of 1934 For the Year ended December 31, 1998.

--- Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 1-14128

                              STERLING VISION, INC.
             (Exact name of Registrant as specified in its Charter)

        New York                                        11-3096941
(State of Incorporation)                    (IRS Employer Identification Number)

                             1500 Hempstead Turnpike
                              East Meadow, NY 11554
                        Telephone Number: (516) 390-2100
                        (Address and Telephone Number of
                          Principal Executive Offices)

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

                  Yes  X                    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the Registrant's Common Stock, par value $.01 per share (the "Common Stock") held by nonaffiliates of the Registrant as of March 26, 1999, (based upon the closing price of $3.56 per share as quoted on the Nasdaq National Market System) was approximately $14,726,000. For purposes of this computation, the shares of Common Stock held by directors, executive officers and principal shareholders owning more than 5% of the Registrant's outstanding Common Stock and for which a Schedule 13G was filed, were deemed to be stock held by affiliates. As of March 26, 1999, there were approximately 4,134,000 outstanding shares of Common Stock held by nonaffiliates.

      As of March 26, 1999, there were 15,118,524 shares of the Registrant's Common Stock outstanding.

                       Documents Incorporated by Reference

      The Company's Proxy Statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference in Part III of this Annual Report on Form 10-K.

Item 1.  Business

         The Company and its franchises develop and operate retail optical stores principally under one of the trade names "Sterling Optical," "IPCO Optical," "Site For Sore Eyes," "Benson Optical," "Southern Optical," "Superior Optical," "Nevada Optical," "Duling Optical," "Monfried Optical," "Kindly Optical" and "Singer Specs." The Company is presently formulating plans to change the trade name of most Sterling Stores (other than its Site for Sore Eyes stores located in Northern California) to "Sterling Optical." The Company also operates Vision Care of California ("VCC"), a specialized health care maintenance organization licensed by the California Department of Corporations. VCC employs licensed optometrists who render services in offices located immediately adjacent to, or within, most Sterling Stores located in California.

         The Company also affiliates with health care providers (ophthalmologists) in offering Photorefractive Keratectomy ("PRK"), a procedure performed with an excimer laser for the correction of certain degrees of myopia (near-sightedness). The Company's wholly owned subsidiary. Insight Laser Centers, Inc. ("Insight") and these ophthalmologists enter into agreements whereby the ophthalmologists pay the Company a fee for each, PRK procedure performed using an excimer laser installed in their offices by Insight. As of December 31, 1998, the Company held leases for 6 excimer lasers, each with a purchase option for nominal consideration. The Company currently owns and operates one Insight Laser Center located in New York City, and has placed its additional 5 excimer lasers in ophthalmological offices located in New York, California, Pennsylvania, Delaware and New Jersey.

         The Company also operates a full service ambulatory surgery center located in Garden City, New York, which contains 4 surgical operating rooms.

General

         The Company is one of the largest chains of retail optical stores and the second largest franchise optical chain in the United States, based upon domestic sales and the number of locations of Company-owned and franchised stores (collectively referred to herein as "Sterling Stores").

         As of December 31, 1998, there were 292 Sterling Stores in operation, consisting of 41 Company-owned stores (including 6 stores being managed by Franchisees), 251 franchised stores including 12 stores being managed by the Company on behalf of the Franchisee/owners thereof. The Company continually seeks to expand both its Company-owned and franchised store operations. As of December 31, 1998, Sterling was constructing 2 additional Company stores and an additional 4 franchised stores, and had received commitments from existing franchisees to develop an additional 17 franchised stores. Sterling Stores are located in 26 states, the District of Columbia, Ontario, Canada, and the U.S. Virgin Islands.

         Most Sterling Stores offer eyecare products and services such as prescription and non-prescription eyeglasses, eyeglass frames, ophthalmic lenses, contact lenses, sunglasses and a broad range of ancillary items. To the extent permitted by individual state regulations, an optometrist is employed by, or affiliated with, most Sterling Stores, to provide professional eye examinations to the public. The Company fills prescriptions from these employed or affiliated optometrists, as well as from unaffiliated optometrists and ophthalmologists. Most Sterling Stores have an inventory of ophthalmic and contact lenses, as well as on-site lab equipment for cutting and edging ophthalmic lenses to fit into eyeglass frames, which, in many cases, allows Sterling Stores to offer same-day service.

         One of the Company's strategies is to treat certain of its Company-owned stores as "inventory" to be strategically sold to qualified franchisees. By selling Company-owned Sterling Stores to franchisees, the Company hopes to achieve two goals: to recognize a gain on the conveyance of the assets of such stores, and to create a stream of royalty payments based upon a percentage of the gross revenues of the franchised locations. Sterling currently derives its revenues principally from: the sale of eyecare products and services at Company-owned stores; ongoing royalties based upon a percentage of gross revenues of franchised stores; and the conveyance of Company-owned store assets to existing and new franchisees.

         While most Sterling Stores presently operate under one of the trade names "Sterling Optical," "IPCO Optical," "Site For Sore Eyes," "Benson Optical," "Southern Optical," "Superior Optical," "Nevada Optical," "Duling Optical," "Monfried Optical," "Kindly Optical," and "Singer Specs," the Company is in the process of changing the trade name of most Sterling Stores (other than those of its Site for Sore Eyes stores located in Northern California) to "Sterling Optical". The Company also operates VisionCare of California ("VCC"), a specialized health care maintenance organization licensed by the California Department of Corporations. VCC employs licensed optometrists who render services in offices located immediately adjacent to, or within, most Sterling Stores located in California.

         The Company also affiliates with health care providers (ophthalmologists) in offering PRK, a procedure performed with an excimer laser for the correction of certain degrees of myopia (near-sightedness). The Company's wholly owned subsidiary, Insight Laser Centers, Inc. ("Insight") and these ophthalmologists enter into agreements whereby the ophthalmologists pay the Company a fee for each PRK procedure performed using an excimer laser installed in their offices by Insight. As of December 31, 1998, the Company held leases for six excimer lasers, each with a purchase option for nominal consideration. The Company currently owns and operates one Insight Laser Center located in New York City, and has placed its additional five excimer lasers in ophthalmological offices located in New York, California, Pennsylvania, Delaware and New Jersey.

         On May 6, 1998, the Company, through its wholly-owned subsidiary, Insight Laser Centers N.Y.I, Inc., purchased substantially all of the assets of an ambulatory surgery center located in Garden City, New York (the "Center") and, in connection therewith: (i) settled its legal action against the estate of the former owner of the Center; (ii) entered into a long-term lease of the premises in which the Center is located; and (iii) entered into an agreement whereby it will manage the operations of the Center, on an interim basis, pending the approval from the New York State Department of Health of the transfer of the license and certificate of need therefor, to an affiliate of the Company, after which time it will continue to manage such operations on behalf of such affiliate.

Background of the Company

         Sterling was incorporated under the laws of the State of New York in January 1992 and, in February 1992, purchased substantially all of the assets (the "IPCO Acquisition") of Sterling Optical Corp., f/k/a IPCO Corporation ("IPCO"), a New York corporation then a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code. Subsequent to the IPCO Acquisition, the Company, in October 1993, acquired, through a merger, 26 retail optical stores (both company operated and franchised) operating under the name "Site For Sore Eyes" ("SFSE") and located in Northern California (the "SFSE Merger"). In connection with the SFSE Merger, the Company also acquired VCC. In addition, the Company: (i) in August 1994, purchased the assets of 8 additional retail optical stores located in New York and New Jersey (the "Pembridge Transaction") from Pembridge Optical Partners, Inc. ("Pembridge"); (ii) in November 1995, acquired, through one of its wholly-owned subsidiaries, substantially all of the retail optical assets of Benson Optical Co., Inc., OCA Acquisition Corp. and Superior Optical Company, Inc. (the "Benson Transaction"), including the assets located in approximately 70 retail optical store locations, a substantial number of which were subsequently closed by the Company; (iii) in May 1996, acquired, through one of its wholly-owned subsidiaries (the "VCA Transaction"), substantially all of the retail optical assets of Vision Centers of America, Ltd., D & K Optical, Inc., Monfried Corporation and Duling Finance Corporation (collectively, "VCA"), including the assets located in approximately 13 company operated stores and franchise agreements, together with related agreements, with respect to approximately 75 additional franchised stores; and (iv) in April 1997, acquired, in exchange for shares of its Common Stock, all of the issued and outstanding capital stock of Singer Specs, Inc., a chain of approximately 30 franchised retail optical stores (the "Singer Transaction").

         The following chart sets forth the breakdown of Sterling Stores as of December 31, 1998 and December 31, 1997:

                                                                                              December 31
                                                                                      1998                  1997
                                                                                      ----                  ----

   I.    COMPANY-OWNED STORES:

              Company-Owned Stores in Operation.....................................   35                     50
              Company-Owned Stores Being Managed by Franchisees.....................    6                      0
              Leases Under Negotiation..............................................    2                      3
                                                                                      ---                    ---

                           Total....................................................   43                     53
                                                                                      ===                    ===

              Existing store locations: California (10), Illinois (1), Kentucky
              (2), Michigan (2), New Jersey (2), New York (20), North Dakota
              (1), Pennsylvania (2) and West Virginia (1).

  II.    FRANCHISED STORES:

              Stores in Operation...................................................  239                    257
              Franchise Owned Stores Being Managed by Company.......................   12                      6
              Stores Under Construction.............................................    4                      2
                                                                                      ---                    ---

                           Total....................................................  255                    265
                                                                                      ===                    ===


              Existing store locations: California (22), Colorado (1), Connecticut (1), Delaware (5), Florida (2), Iowa (6), Illinois
              (8), Indiana (1), Kentucky (5), Maryland (19), Massachusetts (1), Michigan (4), Minnesota (20), Missouri (7), Montana (2), Nebraska
              (3), Nevada (1), New Jersey (8), New York (44), North Carolina
              (4), North Dakota (7), Pennsylvania (20), South Dakota (3), Virginia (10), Washington, D.C. (1), West Virginia (4), Wisconsin
              (31), Ontario, Canada (10) and the U.S. Virgin Islands (1).

      Sterling Stores generally range in size from approximately 1,000 square feet to 2,000 square feet, are substantially similar in appearance and are operated under certain uniform standards and operating procedures. Many Sterling Stores are located in enclosed regional shopping malls and smaller strip centers; however, some Sterling Stores are located on the ground floor of office buildings or other commercial structures. A limited number of Sterling Stores are housed in freestanding buildings with adjacent parking facilities, and certain Sterling Stores are situated in professional optometric offices (such as facilities which also include sports therapy, physical therapy and other medical services), clinics or hospitals. Sterling Stores are generally clustered within geographic market areas to maximize the benefit of advertising strategies and minimize the cost of supervising operations. Sterling Stores which are not clustered within geographic market areas (e.g., Sterling Stores located in West Virginia and Massachusetts) have not produced results from which any consistent performance standards can be drawn by the Company.

      Most Sterling Stores offer a full line of prescription and non-prescription eyeglasses, sunglasses and contact lenses, and, if permitted under applicable law, professional eye examinations which are performed by employed or affiliated optometrists. In response to the eyewear market becoming increasingly fashion-oriented during the past decade, most Sterling Stores carry a large selection of designer eyeglass frames. The Company continually test-markets various brands of sunglasses, ophthalmic lenses, contact lenses and designer frames in an attempt to maximize systemwide sales and profits from these categories of merchandise. Small quantities of these items are usually purchased for selected stores that test customer response and interest. If a product test is successful, the Company attempts to negotiate a systemwide preferred vendor discount for the product, and the discount is made available to the Company's franchisees. In addition, a full line of eyeglass and contact lens accessories is also available at most Sterling Stores. For the year ended December 31, 1998, net sales at Company-owned stores were approximately $23,163,000, and net sales at Company-managed stores were approximately $4,503,000.

      Most Sterling Stores maintain a working inventory of the most often prescribed contact and ophthalmic lenses and an on-site facility for cutting and edging ophthalmic lenses to fit into eyeglass frames, which enables most Sterling Stores to offer same-day or next-day service to the majority of customers ordering prescription eyeglasses.

Company-Managed Stores

         In the fourth quarter of 1998, the Company, as required, adopted the provisions of Emerging Issues Task Force Issue 97-2 ("EITF 97-2"), "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." In connection with the adoption of EITF 97-2, for the year ended December 31, 1998, the Company deconsolidated the results of operations of certain franchise locations of certain franchise locations operated by the Company under management agreements. In accordance with EITF 97-2, the results of operations for the years ended December 31, 1997, and 1996 have been restated to conform to the provisions of EITF 97-2 applied to the year ended December 31, 1998. Such restatement had the effect of reducing net sales by approximately $2,047,000 and $981,000 and total expenses by approximately $2,220,000 and $1,246,000 for the years ended December 31, 1997 and 1996, respectively. Such restatement had no impact on the net loss or net loss per share for either period.

         During 1998, the Company managed a total of 12 locations for franchisees under the terms of management agreements. Such agreements generally provide for the operations of the location to be run by the Company, with primarily all operating decisions made by Company employees. The Company owns the inventory at the locations and is generally responsible for the collection of all revenues, and the payment of expenses. For the year ended December 31, 1998, such stores generated revenue of approximately $4,503,000 and total expenses of $5,295,000. The net result of such operations is classified as loss from stores operated under management agreements in the accompanying consolidated statement of operations.

          Effective December 31, 1998, the Company acquired 6 stores previously operated under management agreements from a franchisee.

Franchise Operations

      As of December 31, 1998, the Company had 251 franchised stores in operation, as compared to 263 franchised stores as of December 31, 1997. An integral part of the Company's franchising system includes providing what the Company believes to be a high level of marketing, financial, training and administrative support to its franchisees. The Company provides "grand opening" assistance for each new franchised location by consulting with its franchisees with respect to store design, fixture and equipment requirements and sources, inventory selection and sources, and initial marketing and promotional programs. Specifically, the Company's grand opening assistance: (i) helps to establish business plans and budgets; (ii) provides preliminary store designs and plan approval prior to construction of a franchised store; and (iii) provides initial training, an operations manual and a comprehensive business review to aid the franchisee in attempting to maximize its sales and profitability. In addition, the Company generally restricts itself from operating or franchising other Sterling Stores within a specified radius of existing franchised stores. Further, on an ongoing basis the Company provides training through regional seminars and an annual convention, offers assistance in marketing and advertising programs and promotions, and consults with its franchisees as to their management and operational strategies and business plans.

      Preferred Vendor Network. With the collective buying power of Company-owned and franchised stores, the Company has established a network (the "Preferred Vendor Network") of preferred vendors (the "Preferred Vendors") whose products may be purchased directly by franchisees at group discount prices, thereby providing the franchisees with the opportunity for higher gross margins. In addition, many Preferred Vendors pay promotional fees to the Company to be used to defray a portion of the Company's costs in conducting certain meetings, training seminars, conventions and other activities.

      Franchising Agreements. Each franchisee enters into a franchise agreement (the "Franchise Agreement") with the Company, the material terms of which generally are as follows:

      (a) Term. Generally, the term of each Franchise Agreement is ten years and, subject to certain conditions, is renewable at the option of the franchisee.

      (b) Initial Fees. Generally, all franchisees (except for any franchisees converting their existing retail optical store to a Sterling Store [a "Converted Store"] and those entering into agreements for more than one location) must pay the Company a non-recurring, initial franchise fee of $20,000. The Company charges each franchisee of a Converted Store a non-recurring, initial franchise fee of $10,000 per location; and, for each franchisee entering into agreements for more than one location, the Company charges a non-recurring, initial franchise fee of $15,000 for the second location, and $10,000 for each location in excess of two. Initial fees collected by the Company for the year ended December 31, 1998 were approximately $238,000.

      (c) Ongoing Royalties. Typically, all franchisees are obligated to pay the Company ongoing royalties in an amount equal to a percentage (generally 8%) of the gross revenues of their Sterling Store. Franchisees of Converted Stores, however, pay ongoing royalties on their store's historical average base sales at reduced rates increasing (in most cases) from 2% to 6% for the first four years of the term of the Franchise Agreement. In addition, most of the Franchise Agreements acquired by the Company in the Singer Transaction (the "Singer Franchise Agreements") provide for ongoing royalties calculated at 7% of gross revenues. Franchise Agreements entered into prior to January 1994 provide for the payment of ongoing royalties on a monthly basis, while those entered into after January 1994 provide for their payment on a weekly basis, in each case, based upon the gross revenues for the preceding period. Gross revenues generally include all revenues generated from the operation of the Sterling Store in question, except for refunds to customers, sales taxes, a limited amount of bad debts, and, to the extent required by state law, fees charged by independent optometrists. Ongoing royalty fees earned by the Company for the year ended December 31, 1998 were approximately $9,135,000.

      (d) Advertising Fund Contributions. Most franchisees must make ongoing contributions to one of two advertising funds (the "Advertising Funds") equal to a percentage of their store's gross revenues. Except for the Singer Franchise Agreements, which generally provide for contributions equal to 7% of gross revenues, for Franchise Agreements entered into prior to August 1993, the rate of contribution is generally 4% of the store's gross revenues, while Franchise Agreements entered into after August 1993 generally provide for contributions equal to 6% of the store's gross revenues. For the year ended December 31, 1998, the Company received approximately $4,432,000 in Advertising Fund contributions from franchisees.

      (e) Financing. The Company generally has financed up to 90% of the acquisition price, to be repaid over a period of seven years, together with interest computed at the rate of 12% per annum. The Company generally does not finance the initial, non-recurring franchise fee or rent security deposits, which are generally required under a franchisee's sublease. The purchase price is generally based upon the historical and projected cash flow of the Sterling Store in question and, in 1998, ranged from approximately $5,000 to $810,000. However, the Company has on occasion financed, and may in the future finance, up to 100% of the acquisition price of a franchised store. Substantially all such financing is personally guaranteed by the franchisee (or, if a corporation, by the principals owning in excess of an aggregate of 51% thereof) and is generally secured by all of the assets of the store in question, including after acquired assets and the proceeds thereof. From time to time, certain franchisees obtain financing from third parties. In such cases, the Company generally subordinates its security interest in the assets of the franchised location to the security interests granted to the provider of such financing.

      (f) Termination. Franchise Agreements may be terminated if the franchisee has defaulted on its payment of monies due to the Company, or in its performance of the other terms and conditions of the Franchise Agreement. During 1998, 18 franchised stores were closed, an additional 8 franchised stores and substantially all of the assets located therein were voluntarily surrendered and transferred back to the Company in connection with the termination of the related Franchise Agreements, although the Company, in January, 1999, reinstated 4 of such agreements. The Company has, in many such instances, reconveyed the assets of certain of such stores to a new franchisee, whereby the new franchisee enters into Sterling's then current form of Franchise Agreement.

Insight Laser Centers

      An integral part of the Company's business strategy of becoming a full-service eyecare company, originally included developing and/or managing a chain of eyecare centers offering PRK, under the trade name "Insight Laser." Published reports indicate that there are at least 50 million Americans who are myopic (near-sighted). Management believes that some of these individuals would prefer to correct their vision without a corrective appliance. PRK is an outpatient procedure performed by ophthalmologists trained to perform the procedure. During the PRK process, the shape of the cornea (the clear outermost layer of the eye) is altered by a high-precision, computer controlled excimer laser which ablates microscopic layers of corneal tissue in a predetermined pattern to reshape the cornea in a manner that allows it to focus light properly, thereby correcting, or treating, specific refractive conditions. In 1995 and 1996, the United States Food and Drug Administration ("FDA") approved the use of excimer lasers manufactured by Summit Technology, Inc. ("Summit") and VISX, Incorporated ("VISX"), for use in connection with the PRK procedure. Both Summit and VISX charge a royalty fee for each procedure performed utilizing their respective excimer lasers.

      As of December 31, 1998, the Company held leases for six excimer lasers, each with a purchase option for nominal consideration. The Company owns and operates one Insight Laser Center located in New York City, and has placed its additional five excimer lasers into ophthalmological offices located in New York, California, Pennsylvania, Delaware and New Jersey.

Singer Transaction

      On April 1, 1997, the Company acquired all of the issued and outstanding shares of the capital stock of Singer Specs, Inc., a Delaware corporation, and certain of its wholly-owned subsidiaries (collectively, "Singer") pursuant to the terms of a certain Agreement and Plan of Reorganization, dated February 19, 1997 (the "Singer Agreement"), between the Company and the owners (collectively, the "Shareholders") of all of the capital stock of Singer; and, in April, 1998, Singer Specs, Inc. was merged with and into the Registrant. As of the date of such acquisition, Singer was the: (i) operator of 4 retail optical stores, each of which were simultaneously franchised to corporations owned by the Shareholders; (ii) franchisor of an additional 27 retail optical stores, all of which were located in the States of Pennsylvania, Delaware, New Jersey, Virginia and the U.S. Virgin Islands; and (iii) owner of a commercial building located in Philadelphia, Pennsylvania, which was sold by the Company in December 1998.

      The Singer Agreement provided for the Shareholders to convey all of their capital stock to the Company in exchange for shares of the Company's Common Stock. The Shareholders pledged all such shares of the Company's Common Stock to secure their obligations under the Singer Agreement, with certain restrictions as to when the Shareholders could sell certain portions of such Common Stock.

      The Singer Agreement also provided that the Company, under certain circumstances, pay the Shareholders the difference between the market price of its Common Stock as of the closing, and the selling price (net of 50% of commissions) of any such shares subsequently sold by the Shareholders (the "Price Protection Guaranty"). In 1997, approximately $143,000 was paid to the Shareholders pursuant to the Price Protection Guaranty related to their sale of approximately 100,000 shares of the Company's Common Stock.

      On July 31, 1998, the Company and the Shareholders entered into a Settlement Agreement whereby: (i) the Company released to the Shareholders all of the remaining shares originally pledged to the Company; (ii) the parties agreed to reduce the Price Protection Guaranty, from $8.05 to $6.60; (iii) the Shareholders agreed to pay the Company the first $300,000 of net proceeds realized by them in connection with their future sale of the Company's Common Stock above the Price Protection Guaranty; (iv) the Company agreed to accelerate the time periods within which the Shareholders could sell such shares of Common Stock; and (v) the Company waived certain claims it was then alleging against the Shareholders.

      During 1998, the Company paid the Shareholders approximately $285,000 pursuant to the Price Protection Guaranty related to their sale of approximately 80,000 shares of the Company's Common Stock (see Note 18).

Competition

      The optical business is highly competitive and includes chains of retail optical stores, superstores, individual retail outlets, the operators of websites and a large number of individual opticians, optometrists and ophthalmologists who provide professional services or may, in connection therewith, dispense prescription eyewear. As retailers of prescription eyewear generally service local markets, competition varies substantially from one location or geographic area to another. Since 1994, certain major competitors of the Company have been offering promotional incentives to their customers; and in response to this, the Company has, from time to time, offered the same or similar incentives to its customers, which competitive promotional incentives adversely affect the Company's results of operations.

      The Company believes that the principal competitive factors in the retail optical business are convenience of location, on-site availability of professional eye examinations, quality and consistency of product and service, price, product warranties, a broad selection of merchandise and the participation in third party, managed care provider agreements. The Company believes that it competes favorably in each of these respects.

      As of December 31, 1998, the Company owned and operated one Insight Laser Center and had five excimer lasers placed in ophthalmological offices. The Company believes that its Insight Laser Center, as well as the lasers placed by it in ophthalmological offices, experience competition from numerous other companies that have entered the business, in addition to many existing ophthalmological offices and hospitals that are equipped with excimer lasers that are adapted to perform the PRK procedure. In addition, as of December 31, 1998, the Company owned substantially all of the assets of an ambulatory surgery center which the Company believes experiences competition from hospitals and other similar centers located in the area of the Center.

Marketing and Advertising

      The Company's marketing strategy emphasizes professional eye examinations, value pricing (primarily through product promotions), convenient locations, excellent customer service, customer-oriented store design and product displays, knowledgeable sales associates, and a broad range of quality products, including privately labeled contact lenses and lens cleaning solutions presently being offered by the Company and certain of its franchisees. Optometric examinations by licensed optometrists are generally available on the premises of, or directly adjacent to, all Sterling Stores.

      The Company continually prepares and revises in-store point of purchase displays, which provide various promotional messages to customers upon arrival at Sterling Stores. Both Company-owned and most franchised Sterling Stores participate in advertising and in-store promotions, which include visual merchandising techniques to draw attention to the products displayed in Sterling Stores. The Company has also developed an inter-active website (which it anticipates will be fully operational in May, 1999) on which its products are offered, and, in many instances, also uses direct mail advertising to reach prospective, as well as existing, consumers.

      The Company annually budgets approximately 4% to 6% of systemwide sales for advertising and promotional expenditures. Franchisees are obligated to contribute a percentage of their stores' gross revenues to the Company's segregated advertising fund accounts, which the Company maintains for advertising, promotions and public relations programs. In most cases, the Company may expend approximately 50% of such funds as it deems necessary or appropriate, to advertise and promote all Sterling Stores.

Management Information Systems

      Over the past few years, management had conducted research as to the availability and development of a point-of-sale computer system (the "POS System" or the "System") for use in both Company operated and franchised Sterling stores. The Company tested several systems available in the marketplace, as well as developed and installed, on a trial basis, its own Windows-based POS System. During 1995, as a result of this research, the Company undertook the installation of ADD-POWER, a UNIX-based POS System (the "A-P System"), that is presently utilized by various retail optical chains in approximately 600 retail optical stores nationwide, to provide, among other features, inventory and patient database management. The Company has commenced utilization of the A-P System and anticipates that it will take between one or two additional years to install the A-P System in all existing Company-owned stores. As of December 31, 1998, the Company had installed fourteen A-P Systems in existing Company-owned stores.

Government Regulation

      Ophthalmic excimer lasers are considered medical devices and are subject to regulation by the FDA. The Company understands that Summit and VISX, the manufacturers of the excimer laser systems that the Company currently uses in its Company-owned Insight Laser Center or makes available to its affiliated ophthalmologists, have received approval from the FDA for their use to treat certain degrees of near-sightedness. This approval contains restrictions on the use, labeling, promotion and advertising of the excimer laser. In addition, as part of the FDA approval process, Summit and VISX have agreed to conduct post-marketing studies on the long-term safety of the excimer laser, including continuing to follow patients treated in existing studies, for at least four years after FDA approval, to assure that those parties' vision remains stable over long periods of time.

      Manufacturers of lasers are also subject to regulation under the Electronic Product Radiation Control Provisions of the Federal Food, Drug and Cosmetic Act. This law requires laser manufacturers to file new product and annual reports, maintain quality control, keep product testing and sales records, incorporate certain design and operating features in lasers to end-users and certify and label each laser sold as belonging to one of four classes based on the level of radiation (from the laser) that is accessible to users. Certain maintenance levels at the user level are also required. Various warning labels must be affixed and certain protective devices installed, depending on the class of the product. The Federal Food, Drug and Cosmetic Act applicable to all medical devices, imposes fines and other remedies for violations of the regulatory requirements.

      The Company and its operations (including those pertaining to the operation of its ambulatory surgery center) are subject to extensive federal, state and local laws, rules and regulations affecting the health care industry and the delivery of health care, including laws and regulations prohibiting the practice of medicine and optometry by persons not licensed to practice medicine or optometry, prohibiting the unlawful rebate or unlawful division of fees and limiting the manner in which prospective patients may be solicited. The regulatory requirements that the Company must satisfy to conduct its business will vary from state to state. In particular, some states have enacted laws governing the ability of ophthalmologists and optometrists to enter into contracts to provide professional services with business corporations or lay persons and some states prohibit the Company from computing its continuing royalty fees based upon a percentage of the gross revenues of the fees collected by its affiliated optometrists. Various federal and state regulations limit the financial and non-financial terms of agreements with these health care providers; and the revenues potentially generated by the Company differ among its various health care provider affiliations.

      The FDA and other United States state or local government agencies may amend current, or adopt new rules and regulations that could affect the use of ophthalmic excimer lasers for PRK, and thereby adversely affect the business of the Company.

      The Company is also subject to certain regulations adopted under the Federal Occupational Safety and Health Act with respect to its in-store laboratory operations. The Company believes that it is in material compliance with all such applicable laws and regulations.

      As a franchisor, the Company is subject to various registration and disclosure requirements imposed by the Federal Trade

Commission and by many states in which the Company conducts franchising operations. The Company believes that it is in material compliance with all such applicable laws and regulations.

Environmental Regulation

       The Company's business activities are not significantly affected by environmental regulations, and no material expenditures are anticipated in order for the Company to comply with environmental regulations. However, the Company is subject to certain regulations promulgated under the Federal Environmental Protection Act ("EPA") with respect to the grinding, tinting, edging and disposal of ophthalmic lenses and solutions. In addition, the Company is subject to additional EPA regulations as a result of its use of the excimer laser approved by the FDA.

Seasonality

       The Company's retail optical and laser correction businesses, as well as the operation of its ambulatory surgery center, are not seasonal.

Patents and Trademarks

       The Company has registered the following trademarks and/or servicemarks with the United States Patent and Trademark Office and the Canadian Registrar of
Trademarks: "Sterling Optical" "IPCO Optical," and "Site For Sore Eyes". The Company believes that these trademarks and servicemarks have acquired significant commercial value and have helped to promote the Company's reputation, even though the Company intends to change the trade name of most Sterling Stores (other than the Site for Sore Eyes stores located in Northern California) to "Sterling Optical." In connection with the Benson, VCA and Singer Transactions, the Company also acquired several additional trademarks, some of which the Company continues to utilize in connection with the operation of its Sterling Stores.

Employees

       As of December 31, 1998, the Company employed approximately 476 individuals, of which approximately 85% were employed on a full-time basis. Except for those individuals employed at Company operated/managed Sterling stores located in the New York metropolitan area, and except for those individuals employed by the Registrant's wholly owned subsidiary, Insight IPA of New York, Inc. (which solicits managed care provider agreements in the State of New York), no employees are covered by any collective bargaining agreement. The Company considers its labor relations with its employees to be good and has not experienced any interruption of its operations due to disagreements.

Item 2.  Properties.

       The Company's headquarters, approximately 21,950 square feet in size (approximately 60% of the entire building), are located in an office building (owned by certain of the Company's principal shareholders) in East Meadow, New York, under a sublease which expires in 2006. This facility houses the Company's principal executive and administrative offices.

       The Company leases the space occupied by all of its Company-owed stores and the majority of its franchised stores. The balance of the leases for franchisees' Sterling Stores are held in the names of the individual franchisees.

       Sterling Stores are generally located in commercial areas, including major shopping malls, strip centers, free-standing buildings and other areas conducive to retail trade. Certain Sterling Stores, not located in commercial areas, are located in professional optometric offices, clinics and hospitals.

       The Company leases approximately 4,500 square feet of space in an office building located in Trump Tower, New York, New York, under a sublease which expires on May 30, 2000, which houses the Company's Insight Laser Center.

Item 3.  Legal Proceedings.

       The Company is a defendant in certain lawsuits alleging various claims incurred in the ordinary course of business. These claims are generally covered by various insurance policies, subject to certain deductible amounts and maximum policy limits. In the opinion of management, the resolution of existing lawsuits should not have a material adverse effect, individually or in the aggregate, upon the Company's business or financial condition. Management believes that there are no other legal proceedings pending or threatened to which the Company is, or may be a party, or to which any of its properties are or may be subject, which are likely to have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

       There were no matters submitted to a vote by the Company's shareholders during the fourth quarter ended December 31, 1998.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

       The Registrant's Common Stock has been listed on the Nasdaq National Market System ("Nasdaq") under the trading symbol "ISEE" since December 25, 1995. The range of high and low sales prices for the Registrant's Common Stock for the last two years are as follows:

                                           1998                                        1997
                                -------------------------                    ------------------------
Quarter Ended:                  High                  Low                    High                 Low
--------------                  ----                  ---                    ----                 ---

March 31                         $6.88                 $4.63                  $10.88               $4.50
June 30                          $6.88                 $4.50                  $ 8.88               $6.25
September 30                     $7.38                 $2.50                  $ 8.63               $5.63
December 31                      $4.75                 $2.13                  $ 7.88               $5.50



      The approximate number of Shareholders of record of the Registrant's Common Stock at March 26, 1999, was 187.

      The Company has no intention to pay dividends on its Common Stock in the foreseeable future. It is the present policy of the Company's Board of Directors to retain earnings to finance the Company's operations and expansion.

      In February 1998, the Registrant issued $3,500,000 (stated value) of its Senior Convertible Preferred Stock (the "Preferred Stock") (see Note 14 and Note
19), which requires the Company to pay quarterly dividends during the one year period which commenced on such date, calculated at the rate of 10% per annum.

      During 1998, the Company paid the aggregate sum of $87,500 in cash ($57,500 of interest on its Convertible Debentures Due August 1998 (the "1997 Debentures") and $30,000 of interest on the Preferred Stock) and issued an aggregate sum of 47,494 registered shares of its Common Stock in payment of two quarterly dividends on such Preferred Stock, as well as interest on its Convertible Debentures (see Note 14 and Note 18).

Item 6. Selected Financial Data

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

This Selected Financial Data should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto included in
Item 8 of this Report, which consolidated financial statements have been examined and reported on by Arthur Andersen LLP, independent public accountants, with respect to the year ended December 31, 1998. The financial statements for the years ended December 31, 1997, 1996 and 1995 were audited by Deloitte & Touche LLP, independent public accountants; and the financial statements for the year ended December 31, 1994 were audited by Janover Rubinroit, LLC, independent public accountants.

                                                                                     Year Ended December 31,
                                                                -----------------------------------------------------------------
                                                                1998           1997           1996            1995           1994
                                                                ----           ----           ----            ----           ----
Statement of Operations Data:                                     (In thousands except for per share data and number of stores)
Systemwide sales                                                 $149,947       $146,333     $131,593       $112,258     $104,168
                                                                 ========       ========     ========       ========     ========

Net sales - Company-owned stores                                 $ 23,163       $ 22,402      $27,496        $25,773      $27,684
Franchise royalties                                                 9,135          9,550        7,616          6,891        5,921
Net gains and fees from the conveyance of
 Company-owned store assets to Franchisees that are:
    Unrelated parties                                                 564          1,462        1,963          2,197        2,832
    Related parties                                                  -              -            -              -             519
Other income (1)                                                    2,265          2,578        2,287          2,017        1,768
                                                                 --------       --------     --------       --------     --------
    Total revenues                                                 35,127         35,992       39,362         36,878       38,724
                                                                 --------       --------     --------       --------     --------
Cost of sales                                                       8,087          6,973        8,587          6,495        7,590
Selling expenses                                                   15,981         16,296       18,961         16,127       16,414
General and administrative expenses                                21,758         17,859       16,743         10,529       11,321
Loss from Company-managed stores (2)                                  792            173          265              -            -
Provision for store closings (3)                                    2,800          1,336            -              -            -
Amortization of debt discount                                       1,110          5,916            -              -            -
Interest expense                                                    1,571          1,601        1,297            831          647
                                                                 --------       --------     --------       --------     --------
    Total costs and expenses                                       52,099         50,154       45,853         33,982       35,972
                                                                 --------       --------     --------       --------     --------
(Loss) Income before provision for

  income taxes and extraordinary item                            (16,972)       (14,162)      (6,491)          2,896        2,752
Provision for (benefit from) income taxes (4)                       -              -          (2,001)          2,129          127
                                                                 --------       --------     --------       --------     --------
(Loss) income before extraordinary item                          (16,972)       (14,162)      (4,490)            767        2,625
                                                                 --------       --------     --------       --------     --------
Extraordinary charge for early retirement of debt                   (805)              -            -              -            -
Net (loss) income                                               $(17,777)      $(14,162)     $(4,490)            767      $ 2,625
                                                                 --------       --------     --------       --------     --------
(Loss) income per share of common stock - basic and
  diluted                                                        $ (1.22)      $  (1.02)    $   (.36)       $    .08      $   .26
                                                                 --------       --------     --------       --------     --------
Weighted average common shares - basic and
  diluted (6)                                                      14,627         13,883       12,341         10,031        9,963
                                                                 --------       --------     --------       --------     --------
Pro Forma Statement of Operations Data (Unaudited):(5)
Income before provision for income taxes and
  extraordinary item                                                                                        $  2,896     $  2,752
Pro forma provision for income taxes                                                                           1,158        1,101
                                                                                                            --------     --------
Pro forma net income before extraordinary item                                                              $  1,738     $  1,651
Pro forma income per share of common stock - basic
  and diluted                                                                                               $    .17     $    .16

Weighted average common shares - basic and
  diluted (6)                                                                                                 10,031       10,031


                                                                                  Year Ended December 31,
                                                                 -------------------------------------------------------------
                                                                 1998          1997           1996          1995          1994
                                                                 ----          ----           ----          ----          ----
Sterling Store Data:                                                    (In thousands except number of stores)
Company-owned stores bought, opened or reacquired                   6             7             24            39            14
Company-owned stores sold or closed                               (17)          (19)           (33)           (8)          (19)
Company-owned at end of period                                     35            50             62            71            40
Company-owned stores being managed by Franchisees at
   end of period                                                    6             0              0             0             0
Franchised stores being managed by Company at end of
   period                                                          12             6              6             1             0
Franchise-owned/managed stores at end of period                   239           263            257           150           141

Average sales per store: (7)
  Company-owned stores                                        $   478      $    424        $   395       $   659       $   637
  Franchised stores                                           $   475      $    478        $   392       $   600       $   586

Average franchise royalties per
  franchised store (7)                                        $    35      $     37        $    43       $    48       $    45

Balance Sheet Data:

Working capital (deficit)                                     $(3,351)     $  3,472        $(3,803)      $16,312       $ 1,750
Total assets                                                   34,494        45,843         46,269        46,455        24,186
Total debt                                                     11,552        15,378         15,184        13,900         8,121
Shareholders' equity                                           12,547        21,271         19,557        22,825        10,517




--------------------------------

(1) Other income consists primarily of interest income on franchise notes receivable and funds provided by certain Preferred Vendors for use in connection with the Company's annual convention and regional seminars.

(2) Loss from Company-managed stores represents the loss from those Sterling stores which the Company manages on behalf of the Franchisees/owners thereof.

(3) A provision of approximately $2,800,000 and $1,336,000 was established for the closing of certain Company stores in 1998 and 1997, respectively.

(4) From May 1, 1992, until the consummation of the Company's initial public offering (the "Offering"), the Company operated as an S Corporation for federal and state income tax purposes. As a result, the Company's 1994 and 1995 earnings through December 19, 1995, the day prior to the completion of the Company's Offering (at which date the Company's S Corporation status terminated), have been taxed, with certain exceptions, for federal and certain state income tax purposes, directly to the individuals who were shareholders of the Company immediately prior to the consummation of the Offering.

(5) Pro Forma Statement of Operations Data reflect adjustments to the historical income statement data assuming the Company had not elected S Corporation status for income tax purposes. The provision for federal and state income taxes assumes a combined, effective tax rate of 40% for each of the following years: 1994 and 1995.

(6) Assumes as outstanding during the year ended December 31, 1994, 9,963,495 shares of Common Stock reflecting the 4,506.31-to-1 stock split of the Company's outstanding Common Stock as of the date of the Offering; and 12,207,495 shares of Common Stock, reflecting the stock split, for the year ended December 31, 1995. In accordance with SFAS No. 128, as a result of losses from operations for the years ended December 31, 1998, 1997 and 1996, the inclusion of employee stock options and Warrants were anti-dilutive and, therefore, were not utilized in the computation of diluted earnings per share.

(7) Average sales per store and average franchise royalties per franchised store are computed based upon the weighted average number of Company-owned and franchised stores, respectively, for each of the specified periods. For periods less than a year, the averages have been annualized.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the Year Ended December 31, 1998 compared to December 31, 1997

      Systemwide sales, which represent combined retail sales generated by Company-owned and franchised stores, as well as revenues generated by VCC and Insight Laser, increased by approximately $3,614,000, or 2.5%, to approximately $149,947,000 for the year ended December 31, 1998, as compared to approximately $146,333,000 for the same period in 1997. On a same store basis (for stores that operated as either a Company-owned or franchised store during the entirety of both of the years ended December 31, 1998 and 1997), systemwide sales increased by approximately $2,066,000, or 1.7%, to approximately $122,378,000 for the year ended December 31, 1998, as compared to approximately $120,312,000 for the comparable period in 1997. There were 230 stores that operated as either a Company-owned, a Company-managed or a franchised store during the entirety of both of the years ended December 31, 1998 and 1997.

      Aggregate sales generated from the operation of Company-owned stores increased by approximately $761,000, or 3.4%, to approximately $23,163,000 for the year ended December 31, 1998, as compared to approximately $22,402,000 for the same period in 1997. This increase was principally due to an increase of 2.7% in comparable store sales, offset in part by the closing of certain Company-owned stores. Historical comparisons of aggregate sales generated by Company-owned stores can become distorted due to the conveyance of Company-owned store assets to franchisees. When Company-owned store assets are conveyed to franchisees, sales generated by such franchised stores are no longer reflected in Company-owned store sales; however, the Company receives on-going royalties based upon a percentage of the sales generated by the franchised stores. On a same store basis, aggregate sales generated by Company-owned stores in operation during the entirety of both of the years ended December 31, 1998 and 1997, increased by approximately $333,000, or 2.7%, to $12,910,000 for the year ended December 31, 1998, as compared to approximately $12,577,000 for the same period in 1997.

      Aggregate sales generated from the operation of Company-managed stores increased by approximately $2,456,000, or 120%, to approximately $4,503,000 for the year ended December 31, 1998, as compared to approximately $2,047,000 for the comparable period in 1997. This increase was principally due to an increase in the number of Company-managed stores to 12 stores for the year ended December 31, 1998, as compared to 6 stores for the comparable period in 1997.

      Aggregate sales generated from the operation of franchised stores increased by approximately $397,000, or .3%, to approximately $122,281,000 for the year ended December 31, 1998, as compared to approximately $121,884,000 for the same period in 1997. On a same store basis, aggregate sales generated by franchised stores in operation during the entirety of both of the years ended December 31, 1998 and 1997, increased by approximately $1,733,000, or 1.6%, to approximately $109,468,000 for the year ended December 31, 1998, as compared to approximately $107,735,000 for the same period in 1997.

      Aggregate ongoing franchise royalties decreased by approximately $415,000, or 4.4%, to approximately $9,135,000 for the year ended December 31, 1998, as compared to approximately $9,550,000 for the same period in 1997. This decrease was principally due to a lower number of franchised units in operation during the year ended December 31, 1998, as compared to the same period in 1997.

      Net gains and fees on the conveyance of Company-owned store assets to franchisees decreased by approximately $898,000, or 61.4%, to approximately $564,000 for the year ended December 31, 1998, as compared to approximately $1,462,000 for the same period in 1997. This decrease was principally due to net gains on the conveyance of the assets of 4 Company-owned stores to franchisees for the year ended December 31, 1998, as compared to net gains on the conveyance of the assets of 20 Company-owned stores to franchisees for the comparable period in 1997.

      The Company's gross profit margin decreased by 3.8%, to 65.1% for the year ended December 31, 1998, as compared to 68.9% for the same period in 1997. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competition and promotional incentives.

      Selling expenses decreased by approximately $315,000, or 1.9%, to approximately $15,981,000 or 69% of net sales for the year ended December 31, 1998, from approximately $16,296,000 or 72.7% for the same period in 1997.
This decrease was principally due to lower operating costs related to stores in operation for the year ended December 31, 1998, as compared to the comparable period in 1997, offset, in part, by an increase in payroll related expenses.

      General and administrative expenses (including depreciation and provision for doubtful accounts) increased by approximately $3,899,000, or 21.8%, to approximately $21,758,000 or 61.9% of net sales for the year ended December
31, 1998, as compared to approximately $17,859,000 or 79.7% for the comparable period in 1997. The increase was principally due to an increase of approximately $5,200,000 in the Company's provision for doubtful accounts, reflecting the Company's assessment that certain receivables have become uncollectible, offset, in part, by a reduction in payroll costs as a result of the Company's reduction in certain administrative overhead expenses.

      The Company has identified certain long-lived assets, principally those contained in certain of its Company-owned stores, where there has been, or there is expected to be, a change in circumstances which would affect the recoverability of all or a portion of the depreciated cost of such long-lived assets. The Company anticipates the future closure of certain of its Company-owned stores and/or the sale, to franchisees, of the assets contained therein; and, as such, the Company has recorded a provision for store closings of approximately $2,800,000 for the year ended December 31, 1998, as compared to approximately $1,336,000 for the comparable period in 1997.

      Loss from the operation of franchised stores managed by the Company increased by approximately $619,000, or 358%, to approximately $(792,000) for the year ended December 31, 1998, as compared to approximately $(173,000) for the comparable period in 1997. This increase was principally due to an increase in the number of franchised stores managed by the Company to 12, as of December 31, 1998, as compared to 6 for the comparable period in 1997.

      The Company's net loss increased by approximately $3,615,000, or 25.5%, to a loss of approximately $(17,777,000) for the year ended December 31, 1998, as compared to a loss of approximately $(14,162,000) for the comparable period in 1997. The increase in the net loss was principally due to an increase of approximately $5,200,000 in the Company's provision for doubtful accounts, reflecting the Company's assessment that certain receivables had become uncollectible; an increase of approximately $1,464,000 in the Company's provision for store closings; a non-cash charge of approximately $1,915,000 (approximately $1,110,000 of amortization of debt discount and an extraordinary loss of approximately $805,000) related to the extinguishment of debt upon the issuance of the Preferred Stock on April 14, 1998; approximately $421,000 of costs related to the inducement of Warrant conversions (see Note 14), a reduction of $898,000 in the net gains on the conveyance of Company-owned store assets to franchisees; and a $619,000 increase in the losses attributable to Company-managed, franchised stores; all of which were offset, in part, by a decrease in the amortization of debt discount of approximately $4,806,000.

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

      Aggregate sales generated from the operation of Company-owned stores decreased by $5,094,000, or 18.5%, to $22,402,000 for the calendar year ended December 31, 1997, as compared to $27,496,000 for the same period in 1996. Such decrease was primarily due to the conveyance of the assets of Company-owned stores to franchisees, as well as the closing of certain Company-owned stores. Historical comparisons of aggregate sales generated by Company-owned stores can become distorted due to the conveyance of Company-owned store assets to franchisees. When Company-owned store assets are conveyed to franchisees, sales generated by such franchised store are no longer reflected in Company-owned store sales; however, the Company receives on-going royalties based upon a percentage of the sales generated by such franchised stores. On a same store basis, aggregate sales generated by Company-owned stores in operation during the entirety of both of the calendar years ended December 31, 1997 and 1996, decreased by $640,000, or 3.7%, to $16,801,000 for the calendar year ended December 31, 1997, as compared to $17,441,000 for the same period in 1996.

      Aggregate sales generated from the operation of Company-managed stores increased $1,066,000 or 109% to $2,047,000 for the year ended December 31, 1997, as compared to $981,000 for the comparable period in 1996. This increase was principally due to an increase in the number of Company-managed stores for the year ended December 31, 1997, as compared to the comparable period in 1996.

      Aggregate sales generated from the operation of franchised stores increased by $18,768,000, or 18.2% to $121,884,000 for the calendar year ended December 31, 1997, as compared to $103,116,000 for the same period in 1996, due primarily to the acquisition of certain franchised stores on: (i) May 30, 1996, from VCA and (ii) April 1, 1997, in connection with the Singer Transaction. On a same store basis, aggregate sales generated by franchised stores in operation during the entirety of both of the calendar years ended December 31, 1997 and 1996, decreased by $1,482,000, or 1.8%, to $78,734,000 for the calendar year ended December 31, 1997, as compared to $80,216,000 for the same period in 1996.

      Aggregate ongoing franchise royalties increased by $1,934,000, or 25.4%, to $9,550,000 for the calendar year ended December 31, 1997, as compared to $7,616,000 for the same period in 1996, due primarily to an increase in the number of Company-owned stores conveyed to franchisees and certain franchised stores acquired in the VCA and Singer Transactions.

      Net gains on the conveyance of the assets of 9 Company-owned stores to franchisees decreased by $501,000, or 25.5%, to $1,462,000 for the year ended December 31, 1997, as compared to net gains on the conveyance of the assets of 20 Company-owned stores to franchisees, in the aggregate amount of $1,963,000 for the same period in 1996. Net gains on the conveyance of the assets of Company-owned stores to franchisees vary depending upon the number of stores conveyed to franchisees, the consideration paid for the assets of such stores and the Company's basis (net book value) in the assets of the stores conveyed.

      The Company's gross profit margin increased by .1 percentage points, to 68.9%, for the year ended December 31, 1997, as compared to 68.8% for the same period in 1996. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competition and promotional incentives.

      Selling expenses decreased by $2,665,000, or 14.1%, to $16,296,000 for the year ended December 31, 1997, as compared to $18,961,000 for the same period in 1996, due primarily from the conveyance of the assets of Company-owned stores to franchisees, as well as the closure of certain Company-owned stores.

      General and administrative expenses (including depreciation and provision for doubtful accounts) increased by $1,116,000 or 6.7%, to $17,859,000 for the year ended December 31, 1997, as compared to $16,743,000 for the same period in 1996. This increase was primarily due to the following seven factors: (i) approximately $160,000 in higher occupancy expenses in connection with the Company's relocation, in the second quarter of 1996, of its administrative offices; (ii) approximately $380,000 in costs related to stock options granted to certain consultants to the Company; (iii) approximately $188,000 in costs related to compensation paid to the Company's new President and Chief Operating Officer; (iv) approximately $188,000 in consulting fees paid to a company owned by two of the Company's principal shareholders; (v) approximately $200,000 in costs related to severance compensation paid to three former executives of the Company; (vi) approximately $400,000 in amortization costs related to the Singer Transaction and the shares of Common Stock issued to franchisees during 1996 and 1997; and (vii) an increase in the Company's provision for doubtful accounts, as discussed below. This increase was partially offset by a decrease in administrative costs of approximately $1,300,000 related to the business of Insight. The Company's provision for doubtful accounts, which is included in general and administrative expenses, increased by approximately $270,000, or 29.1%, to $1,198,000 for the year ended December 31, 1997, as compared to $928,000 for the same period in 1996, was due primarily to the reduction of the residual value of franchisee notes pledged to Sanwa.

      Interest expense increased by approximately $304,000, or 23.4%, to $1,601,000 for the calendar year ended December 31, 1997, as compared to $1,297,000 for the same period in 1996, substantially due to the costs related to stock options granted as consideration of certain loans made to the Company by certain of its principal shareholders.

      Loss from the operation of franchised stores managed by the Company decreased by $92,000, or 34.7%, to $(173,000) for the year ended December 31, 1997, as compared to a loss of $(265,000) for the comparable period in 1996.

      The Company's loss before income taxes increased by $7,671,000, or 118.2%, to a loss of $14,162,000 for the year ended December 31, 1997, as compared to a loss of $6,491,000 for the same period in 1996. This increase was primarily due to the following five factors: (i) a charge against earnings, in the approximate amount of $5,916,000, the non-cash portion which was $5,436,000, as a result of the Company's issuance and sale, in February, 1997, of its Convertible Debentures due August 23, 1998, which charge is being credited to the Company's paid-in-capital (See Note 14) over the period of time that the holders thereof actually convert the Debentures into shares of the Company's Common Stock (See
Note 14); (ii) approximately $772,000 in lease termination costs related to the closure of eleven Company-owned stores; (iii) the reduction in the net gains on the conveyance of Company-owned store assets to franchisees; (iv) the increase in general and administrative costs as discussed above; and (v) approximately $564,000 in asset impairment costs. This increase was partially offset by the decrease in selling expenses and the decrease in administrative costs related to the business of Insight.

Liquidity and Capital Resources

      The Company has incurred losses before income taxes and extraordinary items aggregating approximately $37,625,000 over the three year period ended December 31, 1998, and has a working capital deficiency of $3,351,000 as of December 31, 1998.

      For the year ended December 31, 1998, cash flows used in operating activities were $4,120,000, as compared to cash flows used in operating activities of $7,629,000 for the year ended December 31, 1997. Cash flows from operating activities were relatively flat, as compared to the net loss of $17,777,000 for the year ended December 31, 1998, as significant components of the loss for the year represented non-cash charges.

      For the year ended December 31, 1998, cash flows used in investing activities were $3,138,000 comprised primarily of cash used in acquisitions and purchases of property and equipment.

      For the year ended December 31, 1998, cash flows provided by financing activities were $3,868,000, comprised primarily of the proceeds from the issuance of convertible debentures. The net impact of other financing activities (proceeds from net of payments made under various debt arrangements) was not significant.

      The Company believes that, in the furtherance of its business strategies, the Company's future capital requirements will include i) renovating and/or remodeling of Company-owned stores, ii) acquiring retail optical stores, subject to the availability of qualified opportunities and iii) continued upgrading of management information systems within the retail chain. Additionally, the Company is likely to continue to provide financing of sales of Company-owned stores to franchisees, which is likely to defer the inflow of cash relating to the sales of such assets.

      The Company believes that it will improve cash flows during 1999 based on the following factors, among others: i) closing certain under-performing Company-owned stores, ii) improvement in store profitability through increased monitoring of store by store operations and actual results as compared to expected results, iii) expected increases in operations and cash flows of the Company's Insight Laser and ambulatory center businesses, and iv) a reduction of administrative overhead expenses, if necessary.

      As of December 31, 1998, the Company was not in compliance with the financial covenants of its loan agreement with STI although STI, on April 13, 1999, (i) waived all such defaults through December 31, 1999; (ii) agreed to the elimination of all prepayment penalties contained in the Loan Agreement; and (iii) agreed to apply the balance of the Additional Funds ($500,000 plus accrued interest) to the balance of the loan, all in exchange for the Company's payment, to STI, of a fee of $150,000, which fee was charged against the Additional Funds to be credited to the balance of the loan. However, there can be no assurance that the Company would be able to obtain such a waiver in future periods, should such financial or other covenants not be met by the Company.

      The Company believes that, based on its current position and the implementation of the plans described above, sufficient resources will be available for the Company to continue in operations through the end of 1999. However, there can be no assurance that the Company will be able to generate positive cash flows and, if it does, that such cash flows will be sufficient to adequately fund its ongoing operations and future plans. If the Company cannot generate sufficient cash flows from operations, it may be required to seek alternative debt and/or equity financing. However, there can be no assurance that such debt and/or equity financing will be available to the Company when necessary, or at terms that are attractive to the Company.

Year 2000

      The Year 2000 issue is the result of potential problems with computer systems and/or any equipment with computer chips that use dates, where the date has been stored as just two digits (e.g., 98 for 1998). On January 1, 2000, any clock or date recording mechanism (including date sensitive software) which uses only two digits to represent the year, may recognize the year 1900 (when using 00 as the year) rather than the year 2000. This could result in a system failure or miscalculations, causing disruption of operations, as such systems may be unable to accurately process certain date-based information.

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

Item 8.  Financial Statements and Supplementary Data

                     STERLING VISION, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE THREE YEARS ENDED

                         DECEMBER 31, 1998 TOGETHER WITH
                          INDEPENDENT AUDITORS' REPORTS

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
INDEPENDENT AUDITORS' REPORTS                                             17, 18

CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of December 31, 1998 and 1997       19

         Consolidated Statements of Operations for the Years Ended
                December 31, 1998, 1997 and 1996                            20

         Consolidated Statements of Shareholders' Equity for the
                Years Ended December 31, 1998, 1997 and 1996                21

         Consolidated Statements of Cash Flows for the Years Ended
                December 31, 1998, 1997 and 1996                        22, 23

         Notes to Consolidated Financial Statements                         24

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Sterling Vision, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Sterling Vision, Inc. (a New York corporation) and subsidiaries as of December 31, 1998, and the related consolidataed statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Vision, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Arthur Andersen LLP
Melville, New York

April 13, 1999

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Sterling Vision, Inc. and Subsidiaries

East Meadow, New York

We have audited the accompanying consolidated balance sheets of Sterling Vision, Inc. and Subsidiaries (the "Company") as of December 31, 1997 and the related statements of operations, shareholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sterling Vision, Inc. and Subsidiaries as of December 31,1997 and the results of its operations and its cash flows for the two years ended December 31, 1997, in conformity with generally accepted accounting principles.

Deloitte and Touche LLP
New York, New York

March 27, 1998

                     STERLING VISION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                                           December 31,
                                                                                                   ---------------------------
                                                                                                       1998             1997
                                                                                                    ----------      ----------
ASSETS
------
Current assets:
         Cash and cash equivalents                                                                 $      828       $      334
         Franchise receivables, net of allowance for doubtful accounts of $2,060 and
            $514, respectively                                                                          2,257            5,956
         Other receivables                                                                              1,121            2,490
         Current portion of notes receivable from franchisees                                           3,077            3,301
         Inventories                                                                                    2,268            3,310
         Due from related parties                                                                         125              110
         Prepaid expenses and other current assets                                                        395              516
                                                                                                      -------         --------
                  Total current assets                                                                 10,071           16,017

Property and equipment, net                                                                             8,104            9,903

Franchise and other notes receivable - net of allowance for doubtful accounts
         of $450 for 1998 and $562 for 1997                                                            11,359           14,884

Goodwill/net                                                                                            3,735            2,957
Restricted cash                                                                                           624              550

Other assets                                                                                              601            1,532
                                                                                                      -------         --------

                                                                                                       34,494           45,843
                                                                                                      =======         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
         Current portion of long-term debt                                                            $ 4,130        $   3,477
         Accounts payable and accrued liabilities                                                       7,099            6,126
         Accrual for store closings                                                                     1,254              453
         Convertible debentures                                                                             -            1,652
         Franchise deposits and other current liabilities                                                 939              837
                                                                                                      -------         --------
                  Total current liabilities                                                            13,422           12,545

Long-term debt                                                                                          7,422           10,249
Deferred franchise income                                                                                  90               96
Excess of fair value of assets acquired over cost                                                       1,013            1,362
Lease termination costs                                                                                     -              320

Commitments and contingencies (Note 10)
Shareholders' equity:
  Preferred stock, $.01 par value per share; authorized 5,000,000 shares;
    35 shares issued and outstanding                                                                    4,025             -
  Common stock, $.01 par value per share; authorized 28,000,000 shares;
    14,920,351 and 13,927,227 issued and outstanding in 1998 and 1997, respectively                       149              139
  Additional paid-in capital                                                                           46,036           40,843
  (Accumulated deficit)                                                                               (37,663)         (19,711)
                                                                                                      -------         --------
                                                                                                      12,547           21,271
                                                                                                      -------         --------

                                                                                                     $ 34,494       $   45,843
                                                                                                     ========       ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)

                                                                                     For the Year Ended December 31,
                                                                              ---------------------------------------------
                                                                                 1998              1997             1996
                                                                              ---------          --------         ---------
Revenues:
         Net sales                                                              $ 23,163         $  22,402        $  27,496
         Franchise royalties                                                       9,135             9,550            7,616
         Net gains and fees from the conveyance of Company-owned
         assets to franchisees                                                       564             1,462            1,963
         Interest and other income                                                 2,265             2,578            2,287
                                                                              ----------        ----------       ----------
Total revenues                                                                    35,127            35,992           39,362
                                                                              ----------        ----------       ----------

Costs and expenses:

         Cost of sales                                                             8,087             6,973            8,587
         Selling expenses                                                         15,981            16,296           18,961
         General and administrative expenses                                      21,758            17,859           16,743
         Loss from stores operated under management agreements                       792               173              265
         Provision for store closings                                              2,800             1,336                -
         Amortization of debt discount                                             1,110             5,916                -
         Interest expense                                                          1,571             1,601            1,297
                                                                              ----------        ----------       ----------
Total costs and expenses                                                          52,099            50,154           45,853
                                                                              ----------        ----------       ----------

Loss before benefit from income taxes and extraordinary item                     (16,972)          (14,162)          (6,491)
Benefit from income taxes                                                           -                 -              (2,001)
                                                                              ----------        ----------       ----------

Loss before extraordinary item                                                   (16,972)         (14,162)          (4,490)
Extraordinary item - loss from early retirement of debt                             (805)             -                -
                                                                              ----------        ----------       ----------

Net loss                                                                        $(17,777)         $(14,162)       $  (4,490)
                                                                               =========         =========       ==========

Net loss per common share - basic and diluted:

Loss from continuing operations                                                $   (1.16)       $    (1.02)      $    (0.36)
Extraordinary item - loss from early retirement of debt                            (0.06)             -                -
                                                                              ----------        ----------       ----------

Net loss                                                                       $   (1.22)        $   (1.02)       $   (0.36)
                                                                               =========         =========       ==========

Weighted average number of common shares outstanding - basic
         and diluted                                                              14,627            13,883           12,341
                                                                               =========        ==========       ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                  STERLING VISION, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                               (Dollars in Thousands, Except Number of Shares)

                                                                                            Additional                   Total
                                                 Preferred Stock        Common Stock         Paid-In                 Shareholders'
                                               Shares      Amount    Shares      Amount      Capital      Deficit       Equity
                                             ----------    ------    ------     --------     --------     --------     --------

Balance - December 31, 1995                        --     $  --    12,207,495    $  122      $ 23,762     $ (1,059)    $ 22,825

Issuance of 100,000 common
  shares in an over-allotment
  from the public offering
  and 80,040 shares to
  franchisees                                      --        --       180,040         2          1,220          --          1,222
Net loss                                           --                               --         --           --            --
                                             ----------    ------   ----------   --------     --------      --------     --------
Balance - December 31, 1996                        --        --     12,387,535       124       24,982        (5,549)      19,557

Issuance of common
  shares in exchange for debt                      --        --        144,916         1          973            --          974
Issuance of common shares
  related to an acquisition                        --        --        305,747         3        2,293            --        2,296
Issuance of common shares
  to franchisees                                   --        --          4,002       --            30            --           30
Issuance of shares upon
  conversion of debentures                         --        --      1,085,027        11        6,348            --        6,359
Debt discount                                      --        --         --           --         5,436            --        5,436
Non-employee stock options                         --        --         --           --           781            --          781
Net loss                                           --        --         --           --           --        (14,162)     (14,162)
                                             ----------    ------    ------     --------     --------     ---------     --------
Balance - December 31, 1997                        --        --     13,927,227       139       40,843       (19,711)      21,271
Issuance of shares upon
  conversion of 1997
  Debentures                                       --         --       395,630         4         1,648           --        1,652
Debt discount for the intrinsic
  value of the 1998
  Debentures and the fair
  value of the 1998 Warrants                       --        --         --           --          1,915           --        1,915
Issuance of shares upon
  conversion of Warrants                           --        --        550,000         6         2,038           --        2,044
Issuance of Senior
  Convertible Preferred Stock                      35        4,025       --          --           (525)          --        3,500
Reduction related to stock
  price guarantees                                 --        --          --          --           (285)          --         (285)
Stock dividend on Senior
  Convertible Preferred Stock                      --        --         47,494       --            175        (175)           0
Non-employee stock options                                                                         227                      227
Net loss                                           --        --        --                                  (17,777)     (17,777)
                                             ----------    ------    ----------   --------     --------     --------     --------
Balance - December 31, 1998                        35     $  4,025   14,920,351    $  149     $ 46,036    $(37,663)    $ 12,547
                                             ==========   ========    =========    ========   ========    =========     ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   STERLING VISION, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Dollars in Thousands)

                                                                           For the Year Ended
                                                                              December 31,
                                                                      1998        1997        1996
                                                                    --------    --------    --------

Cash flows from operating activities:
   Net loss                                                         $(17,777)   $(14,162)   $ (4,490)
   Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation and amortization                                3,000       2,310       1,481
          Allowance for doubtful accounts                              6,500       1,198         928
          Provision for store closings                                 2,800         772
          Net gain from the conveyance
             of Company-owned assets
             to franchisees                                             (564)     (1,131)     (1,610)
          Deferred income taxes payable                                  --          --       (2,082)
          Accrued interest                                                72          84         121
          Amortization of fair value of assets acquired over cost       (349)       (347)       (231)
          Stock options charged to expense                               227         781        --
          Amortization of debt discount                                1,915       5,436        --
   Changes in operating assets and liabilities:
             Accounts receivable                                        (549)       (477)     (4,541)
             Inventories                                               1,042         368       1,168
             Prepaid expenses and other current assets                   127         375        (478)
             Other assets                                              1,122         223          50
             Accounts payable and accrued liabilities                    536      (2,760)        778
             Franchise deposits and other current liabilities            102        (387)        400
             Deferred franchise income                                    (6)       (232)        328
             Accrual for store closings and lease termination
                costs                                                 (2,318)        320        --
                                                                    --------    --------    --------
Net cash used in operating activities                                 (4,120)     (7,629)     (8,178)
                                                                    --------    --------    --------

Cash flows from investing activities:
   Acquisition, net of cash acquired                                  (1,598)       --        (4,150)
   Franchise notes receivable issued                                  (2,001)     (2,658)     (3,901)
   Reduction of franchise and other notes receivable                   4,968       2,756       1,887
   Purchases of property and equipment                                  (791)     (1,992)     (5,607)
   Conveyance of property and equipment                                1,023       2,517       3,536
                                                                    --------    --------    --------
Net cash provided by (used in) investing activities                 $  1,601    $    623    $ (8,235)
                                                                    --------    --------    --------

                            (Continued on next page)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                STERLING VISION, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                        (Dollars in Thousands)

                                                                 For the Year Ended
                                                                    December 31,
                                                              1998       1997        1996
                                                           --------    --------    --------

Cash flows from financing activities:
   Sale of common stock and other
       capital contributions                                  1,759        --           625
   Borrowings under STI Loan Agreement                         --         9,500        --
   Repayment of borrowings under STI Loan Agreement          (2,587)     (1,380)       --
   Borrowings under Chase Credit Agreement                     --         1,000         225
   Borrowings under additional Loan Agreement                 1,610
   Repayment of borrowings under Chase Credit Agreement      (1,000)     (7,015)       --
   Repayments of other debt                                    (269)     (3,173)     (2,984)
   Issuance of convertible debentures                         3,500       7,540        --
   Other borrowings                                            --          --         3,922
                                                           --------    --------    --------
Net cash provided by financing activities                     3,013       6,472       1,788
                                                           --------    --------    --------

Net increase (decrease) in cash and cash equivalents            494        (534)    (14,625)

Cash and cash equivalents - beginning of year                   334         868      15,493
                                                           --------    --------    --------

Cash and cash equivalents - end of year                         828         334         868
                                                           ========    ========    ========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
       Interest                                            $  1,351    $  1,226    $  1,232
                                                           ========    ========    ========
       Taxes                                               $     88    $     57    $    579
                                                           ========    ========    ========

Non-cash investing and financing activities:
   Franchise stores reacquired                             $  1,480    $   --      $   --
   Exchange of convertible debentures for Preferred Stock     4,025        --          --
   Preferred Stock dividend paid in common shares               175        --          --

Acquisitions, net of cash acquired:
   Working capital, other than cash                        $   (314)   $   (231)   $    807
   Property, plant and equipment                                160         200         600
   Excess of cost over net assets acquired                    1,722       2,541        --
   Excess of fair value of assets acquired over cost           --          --        (1,940)
   Other assets                                                  30        --          --
   Franchise notes                                             --          --         4,683
   Common stock issued                                         --        (2,510)       --
                                                           --------    --------    --------
   Acquisitions, net of cash acquired                      $  1,598    $   --      $  4,150
                                                           ========    ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS RESULTS OF OPERATIONS AND MANAGEMENT'S PLANS

Business

      The Company and its franchisees develop and operate retail optical stores principally under one of the trade names "Sterling Optical," "IPCO Optical," "Site For Sore Eyes," "Benson Optical," "Southern Optical," "Superior Optical," "Nevada Optical," "Duling Optical," "Monfried Optical," "Kindly Optical" and "Singer Specs." The Company is presently formulating plans to change the trade name of most Sterling Stores (other than its Site for Sore Eyes stores located in Northern California) to "Sterling Optical." The Company also operates Vision Care of California ("VCC"), a specialized health care maintenance organization licensed by the California Department of Corporations. VCC employs licensed optometrists who render services in offices located immediately adjacent to, or within, most Sterling Stores located in California.

      The Company also affiliates with health care providers (ophthalmologists) in offering Photorefractive Keratectomy ("PRK"), a procedure performed with an excimer laser for the correction of certain degrees of myopia (near-sightedness). The Company's wholly-owned subsidiary, Insight Laser Centers, Inc. ("Insight") and these ophthalmologists enter into agreements whereby the ophthalmologists pay the Company a fee for each PRK procedure performed using an excimer laser installed in their offices by Insight. As of December 31, 1998, the Company held leases for 6 excimer lasers, each with a purchase option for nominal consideration. The Company currently owns and operates one Insight Laser Center located in New York City, and has placed its additional 5 excimer lasers in ophthalmological offices located in New York, California, Pennsylvania, Delaware and New Jersey.

      The Company also operates a full service ambulatory surgery center located in Garden City, New York, which contains 4 surgical operating rooms.

Results of Operations and Management's Plans

      The Company has incurred losses before income taxes aggregating $37,625 over the three year period ended December 31, 1998, and has a working capital deficiency of $3,801 as of December 31, 1998.

      The Company believes that, in the furtherance of its business strategies, the Company's future capital requirements will include: i) renovating and/or remodeling of Company-owned stores, ii) acquiring retail optical stores, subject to the availability of qualified opportunities and iii) continued upgrading of management information systems within the retail chain. Additionally, the Company is likely to continue to provide financing of sales of Company-owned stores to franchisees, which is likely to defer the inflow of cash relating to the sale of such assets.

      The Company believes that it will improve cash flows during 1999 based on the following factors, among others: i) closing certain under-performing Company-owned stores, ii) improvement in store profitability through increased monitoring of store by store operations and actual results as compared to expected results, iii) expected increases in operations and cash flows of the Company's Insight Laser and ambulatory center businesses, and iv) a reduction of administrative overhead expenses, if necessary.

      The Company believes that, based on its current position and the implementation of the plans described above, that sufficient resources will be available for the Company to continue in operations through the end of 1999. However, there can be no assurance that the Company will be able to generate positive cash flows and, if it does, that such cash flows will be sufficient to adequately fund its ongoing operations and future plans. If the Company cannot generate sufficient cash flows from operations, it may be required to seek alternative debt and/or equity financing. However, there can be no assurance that such debt and/or equity financing will be available to the Company when necessary, or at terms that are attractive to the Company.

NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

      The consolidated financial statements include the accounts of Sterling Vision, Inc. and its Subsidiaries (collectively, the "Company"), all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Franchised Locations Operated by the Company under Management Agreements

      In the fourth quarter of 1998, the Company, as required, adopted the provisions of Emerging Issues Task Force Issue 97-2 ("EITF 97- 2"), "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." In connection with the adoption of EITF 97-2, for the year ended December 31, 1998, the Company deconsolidated the results of operations of certain franchise locations operated by the Company under management agreements. In accordance with EITF 97-2, the results of operations for the years ended December 31, 1997, and 1996 have been restated to conform to the provisions of EITF 97-2 applied to the year ended December 31, 1998. Such restatement had the effect of reducing net sales by approximately $2,047,000 and $981,000 and total expenses by approximately $2,220,000 and $1,246,000 for the years ended December 31, 1997 and 1996, respectively. Such restatement had no impact on the net loss or net loss per share for either period.

      During 1998, the Company managed a total of 12 locations for franchisees under the terms of management agreements. Such agreements generally provide for the operations of the location to be run by the Company, with primarily all operating decisions made by Company employees. The Company owns the inventory at the locations and is generally responsible for the collection of all revenues, and the payment of expenses. For the year ended December 31, 1998, such stores generated revenue of approximately $4,503 and total expenses of $5,295.
The net result of such operations is classified as loss from stores operated under management agreements in the accompanying consolidated statement of operations.

      Effective December 31, 1998, the Company acquired 6 stores previously operated under management agreements from a franchisee for approximately $1,480,000.

Revenue Recognition

      Except in limited circumstances, the Company charges each franchisee a nonrefundable initial franchise fee. This fee is used, in part, to defray certain costs and expenses incurred by the Company in connection with its franchising activities. Initial franchise fees are recognized at the time all material services required to be provided by the Company have been substantially performed. Continuing franchise royalty fees are based upon the gross revenues of each location and are recorded as earned.

      Interest earned on franchise notes receivable is recorded as earned and is included in other income. Gains or losses from the conveyance of Company-owned store assets to franchisees are recognized upon closing, net of applicable reserves for collectibility.

Cash and Cash Equivalents

      Cash and cash equivalents includes cash and any investments with maturities of 90 days or less.

Fair Value of Financial Instruments

      At December 31, 1998 and 1997, the carrying value of financial instruments, such as cash and cash equivalents, accounts and notes receivable and credit facilities, approximated their fair value, based on the short-term maturities of these instruments.

Inventories

      Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value, and consist primarily of contact lenses, ophthalmic lenses, eyeglass frames and sunglasses.

Property and Equipment

      Property and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the respective classes of assets.

Intangible Assets

      Intangible assets is comprised of the goodwill resulting from the acquisitions of Singer Specs and Insight, which are being amortized on a straight line basis over their estimated useful lives of 10 and 20 years, respectively. Accumulated amortization on goodwill was approximately $527 and $585 at December 31, 1998 and 1997 respectively.

Impairment of Long-Lived Assets

      Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In accordance with SFAS No. 121, the Company periodically evaluates the realizability of long-lived assets based on, among other factors, the estimated undiscounted future cash flows expected to be generated from such assets in order to determine if an impairment exists. Impairments are charged to the statement of operations in the period identified.

Comprehensive Income

      In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income", which establishes new rules for the reporting of comprehensive income and its components. The adoption of this statement had no impact on the Company's net income or shareholders' equity. For the 1998, 1997 and 1996 fiscal years, the Company's operations did not give rise to items includible in comprehensive income which were not already included in net income. Therefore, the Company's comprehensive income is the same as its net income for all periods presented.

Income Taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities and are recognized for the estimated future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements, and their respective tax bases.

Per share data:

      The provisions of SFAS. No. 128, "Earnings Per Share" became effective for the Company's quarter and year ended December 28, 1997. SFAS No. 128 requires the presentation of both basic and diluted earnings per share on the face of the income statement. SFAS No. 128 replaced primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Earnings per share is calculated using the weighted average number of shares of common stock outstanding for the period, with basic earnings per share excluding, and diluted earnings per share including, potentially dilutive securities, such as stock options that could result in the issuance of common stock. In accordance with SFAS No. 128, as a result of losses from operations for the years ended December 31, 1998, 1997 and 1996, the inclusion of employee stock options and Warrants were anti-dilutive and, therefore, were not utilized in the computation of diluted earnings per share.

Reclassifications

      Certain reclassifications have been made to prior years financial statements to conform with the current year presentation.

NOTE 3 - NOTES RECEIVABLE:

      Franchise notes held by the Company consist primarily of purchase money notes relating to Company-financed conveyances of Company store assets to franchisees and certain franchise notes receivable acquired by the Company. Substantially all notes are secured by the underlying assets of the related franchised store, as well as, in most cases, the personal guarantee of the principal owners of the franchise. Interest is charged at various rates ranging from 8% to 12%.

      Scheduled maturities of such notes receivable as of December 31, 1998, are as follows:

                  1999                        $ 4,397
                  2000                          2,615
                  2001                          2,382
                  2002                          2,090
                  2003                          2,166
                  Thereafter                    1,236
                                            ---------

                                              $14,886

      Franchise notes receivable of approximately $10,671,000 at December 31, 1998, are pledged to STI Credit Corporation ("STI") pursuant to the Company's Loan Agreement with STI, dated June 30, 1997 (see Note 8).

Valuation and Qualifying Accounts

      Accounts and notes receivable are shown in the Consolidated Balance Sheets net of the following allowances for doubtful accounts:

      Accounts Receivable

                                                        (In thousands)
                                                      As of December 31,
                                                1998         1997         1996
                                              -------      -------      -------

Balance, beginning of year                    $   514      $   557      $   422
Charged to expense                              3,915          756          928
Reductions, principally write-offs             (2,369)        (799)        (793)
                                              -------      -------      -------
Balance, end of year                          $ 2,060      $   514      $   557
                                              =======      =======      =======

      Notes Receivable

                                                             (In thousands)
                                                            As of December 31,
                                                    1998            1997          1996
                                                   -------         -------      ---------
      Balance, beginning of year                    $   562         $   562       $   712
      Charged to expense                              2,585             442           --
      Reductions, principally write-offs             (2,697)           (442)         (150)
                                                    -------         -------       -------
      Balance, end of year                          $   450         $   562       $   562
                                                    =======         =======       =======

NOTE 4  -  PROPERTY AND EQUIPMENT, net:

Property and equipment, net consists of the following:

                                                (In thousands)         Estimated
                                              As of  December 31,        Useful
                                               1998         1997         Lives
                                             -------      -------      ---------

      Furniture and fixtures                 $ 1,073      $ 1,361       7 years
      Machinery and equipment                 10,244        9,595      5-7 years
      Leasehold improvements                   2,466        3,274      10 years*
                                             -------      -------

                                              13,783       14,230

         Less: Accumulated depreciation       (5,679)      (4,327)
                                             -------      -------

                                             $ 8,104      $ 9,903
                                             =======      =======

* Useful lives of leasehold improvements are based upon the lesser of the asset's useful life or the term of the lease of the related property.


      The net book value of assets held under capital leases (included in property and equipment), net amounted to approximately $3,247,000 and approximately $3,268,000 (net of accumulated depreciation of approximately $2,224,000 and approximately $1,448,000) as of December 31, 1998 and 1997, respectively. Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $3,000,000, $2,310,000 and $1,481,000, respectively.

NOTE 5  - PROVISION FOR STORE CLOSINGS:

      The Company provides for expected losses to be incurred for Company-owned stores it has identified it will close in the future. Such provision is recorded at the time the determination is made to close a store and is based on the expected net proceeds to be generated from the disposition of the store and the related assets, as compared to the carrying value of store assets and estimated costs (including the present value of remaining lease payments and other expenses) that will be incurred in the closing of the store.

      This evaluation resulted in charges to the statement of operations of $2,800,000 and $1,336,000 for the years ended December 31, 1998 and 1997 respectively. As of December 31, 1998 and 1997, accruals for store closings were $1,254,000 and $453,000, representing the estimated remaining net costs to be incurred for stores that have been identified to be closed in the future.

NOTE 6  -  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

      Accounts payable and accrued liabilities consist of the following:

                                                    (In thousands)
                                                  As of December 31,
                                                    1998     1997
                                                   ------   ------

             Accounts payable                      $3,708   $3,595
             Overdraft payable                        952      996
             Accrued rent                             411      418
             Accrued payroll and fringe benefits      667      502
             Lease termination costs                   --      453
             Other accrued expenses                 1,361      615
                                                   ------   ------
                                                   $7,099   $6,579
                                                   ======   ======

NOTE 7 - INCOME TAXES:

      The effective tax rate of zero differs from the statutory Federal income tax rate of 34% primarily due to the impact of recording a valuation allowance to offset the potential tax benefit resulting from net operating loss carryforwards for all years presented

      Significant components of the deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                                            (In thousands)
                                                           As of December 31,
                                                         1998            1997
                                                       --------        --------
Deferred tax assets:
   Net operating loss carryforward                     $ 10,739        $  6,322
   Other temporary differences                            1,222             585
                                                       --------        --------
   Subtotal                                              11,961           6,907
   Valuation allowance                                   (9,934)         (4,195)
                                                       --------        --------

                                                          2,027           2,712
Deferred tax liabilities:
   Deferred gain on conveyance of
      assets to franchisees                              (2,027)         (2,712)
                                                       ========        ========

Net deferred tax asset                                 $      0        $      0
                                                       ========        ========


      In accordance with SFAS No. 109, the Company has fully reserved for net deferred tax assets as of December 31, 1998 and 1997, due to the uncertainty as to their future realiability.

      At December 31, 1998, the Company had net operating loss carryforwards totaling approximately $26,847,000 available to offset future taxable income. The net operating loss carryforwards expire in varying amounts through 2018 and may be limited based on certain changes in ownership in accordance with Section 382 of the Internal Revenue Code.

NOTE 8 - LONG-TERM DEBT:

      Principal payments due on the Company's long-term debt, as of December 31, 1998, are as follows:

                               (a)            (b)             (c)           (d)
                               STI         Broadway
                             Credit        Partners        Capital
      Year                  Agreement      Agreement        Leases      Other Notes          Total
      ----                  ---------      ---------       -------      -----------         --------

      1999                   $1,408          $1,550         $1,112             60           $  4,130
      2000                    1,701               0            857              0              2,558
      2001                    1,809               0            351              0              2,160
      2002                    1,115               0            155              0              1,270
      2003                        0               0            161              0                161
      Thereafter                  0               0            132          1,141              1,273
                             ------          ------        -------        -------            -------
                             $6,033          $1,550        $ 2,768        $ 1,201            $11,552
                             ======          ======        =======        =======            =======

      On November 6, 1997, the Company entered into a Master Grid Note (the "Grid Note") with Chase Manhattan Bank (the "Bank") that provided the Company with short-term loans of $1,000,000. The Grid Note was paid by the Company on March 9, 1998.

     (a) On June 30, 1997, the Company entered into a loan agreement (the "Loan Agreement") with STI whereby they set up a $20,000,000 credit facility to finance a portion of the Company's existing and future franchise promissory notes receivable. The Company initially borrowed $10,000,000 against the credit facility ($1,000,000 of which was placed in escrow pending the Company's satisfaction of a certain collateral ratio), approximately $5,035,000 of which was used to satisfy existing amounts due to the Bank and approximately $1,000,000 of which was used to satisfy amounts due to certain principal shareholders of the Company. Sixty-five percent (65%) of the initial borrowing was to be repaid to STI over a term of 60 months, with the remaining 35% to be paid in a balloon payment at the end of the 60 months. Additionally, certain voluntary prepayments were made by such franchisees, and applied to the balloon payment, thereby, satisfying such requirement in accordance with the Loan Agreement. In connection with the Loan Agreement, the Company granted STI a first priority security interest in a substantial portion of its franchise notes and the proceeds related to those notes.

          On October 9, 1997, STI amended the Loan Agreement and disbursed $500,000 of the escrow to the Company. As of December 31, 1998, the outstanding principal balance of the loan was approximately $6,033,000. In accordance with the terms of the Loan Agreement, the Company must comply with the following financial covenants: (i) maintenance of positive, annual net income for each of its calendar years; (ii) working capital of not less than $2,000,000; (iii) shareholders' equity of not less than $25,000,000; and (iv) a collateral ratio of 1.2 to 1.0. As of December 31, 1998, the Company was not in compliance with certain of the financial covenants described above. However, on April 13, 1999, STI waived all covenant defaults through December 31, 1999, agreed to eliminate all prepayment penalties contained in the Loan Agreement, and agreed to apply the remaining $500,000 held in escrow to the balance of the loan, all in exchange for the Company's payment to STI, of a fee of $150,000.

     (b) On October 14, 1998, the Board of Directors authorized the Company to borrow up to $2,000,000 from Broadway Partners, a New York general partnership owned by certain of the children of the Company Chairman and President. The loans are payable on demand, together with interest calculated at a rate of 12% per annum. The loans are secured by a first lien upon, and security interest in, the assets of the Company's ambulatory surgery center.

     (c) As of December 31, 1998, the Company was the lessee of six excimer lasers and ancillary equipment under capital leases expiring in various years through 2005. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset.

     (d) On April 21, 1997, the Company entered in a Note Amendment and Conversion Agreement (the "BEC Agreement") with BEC, the holder of two promissory notes (each having an original term of 25 months and in the original principal amounts of $1,050,000 and $200,000, respectively) issued by the Company in connection with a past acquisition. In accordance with the BEC Agreement, on June 9, 1997, the Company prepaid the principal balance of each of the promissory notes in registered shares of its Common Stock. Additionally, the Company was required to pay BEC the difference between the market price of its Common Stock (upon which the number of shares issued to BEC was calculated) and the selling price of any shares sold by BEC. In 1997, the Company paid BEC approximately $167,000, relating to the difference between the market price and selling price of a portion of the shares issued to BEC. During 1998, there were no such payments to BEC.

          In November 1995 the Company acquired substantially all of the retail optical assets of Benson Optical Co., Inc. and affiliates (the "Benson Transaction"). As part of the Benson Transaction, the Company issued a non-negotiable, subordinated convertible debenture (the "Benson Debenture") in the principal amount of $5,900,000, payable without interest, on September 15, 2015. The Benson Debenture is subordinated to all existing and future debts and obligations of the Company. The Company had a right of offset against the principal amount of the Benson Debenture in the event the Company did not retain at least 40 of the 98 Benson stores acquired in the Benson Transaction. The offset was $147,000 for each store less than 40 that the Company retained.
          In December 1995, the principal amount of the Benson Debenture was reduced by approximately $1,176,000, to approximately $4,724,000, in accordance with the original purchase agreement. As of December 31, 1998, the Benson Debenture is recorded at its present value of approximately $1,119,000 using an imputed internal interest rate of approximately 8.5%. (See Note 15). In November 1998, the Benson Debenture was purchased from Benson by Broadway Partners for approximately $203,000.

NOTE 9 - ACQUISITIONS

      On April 7, 1997, the Company acquired all of the issued and outstanding capital stock of Singer Specs, Inc. and certain of its wholly-owned subsidiaries (collectively, "Singer"), a privately-owned Delaware corporation. Singer was the franchisor of approximately 30 retail optical stores. The acqusition was accounted for as a purchase in accordance with APB Opinion No. 16 "Business Combinations." The purchase price of approximately $2,510,000 was financed through issuance of approximately 306,000 shares of the Company's Common Stock, and was allocated to the fair value of the net assets acquired. Goodwill resulting from the acquisition was approximately $2,541,000 and is being amortized on a straight-line basis over a period of 10 years, the term of the franchise agreements related to the franchises acquired.

      On May 6, 1998, the Company, through its wholly-owned subsidiary, Insight Laser Centers, N.Y.I., Inc. acquired substantially all of the assets of an ambulatory surgery center for a purchase price of approximately $1,952,000. Goodwill resulting from the acquisition was approximately $1,721,000, and is being amortized on a straight-line basis over a period of 20 years.

      Pro forma information has not been presented for the above acquisitions as such acquisitions were not material to the Company.

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

Operating Lease Commitments

      The Company leases locations for the majority of both its Company-owned and franchised stores. Minimum future rental payments, as of December 31, 1998, for Company-owned stores and stores subleased to franchisees, in the aggregate, are as follows:

                                                 (In Thousands)
                                    -----------------------------------------
                                     Total          Sublease            Net
                                     Amount          Rentals          Rentals
                                    -------          -------          -------

                1999                $ 8,294          $ 6,182          $ 2,112
                2000                  7,114            5,239            1,875
                2001                  5,898            4,240            1,658
                2002                  4,694            3,451            1,243
                2003                  2,772            2,062              710
                Thereafter            7,832            5,799            2,033
                                    -------          -------          -------
                                    $36,604          $26,973          $ 9,631
                                    =======          =======          =======


      The Company holds the master lease on substantially all franchised locations and, as part of the Franchise Agreement, sublets the subject premises to the franchisee. In addition to the fixed rent payable under such master leases, most master leases require payment of a pro rata portion of the shopping center's/mall's common area maintenance and taxes, as well as percentage rent based upon sales volume. As required by SFAS No. 13 "Accounting for Leases," the Company recognizes its rent expense on a straight-line basis over the life of the related lease. Rent expense was approximately $5,458,000, $5,554,000 and $5,185,000, net of sublease rentals of approximately $10,485,000, $8,190,000 and $9,279,000, for the years ended December 31, 1998, 1997 and 1996, respectively. Such rent expense includes additional percentage rent expense of approximately $134,000, $52,000 and $108,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

      At December 31, 1998, the Company was a guarantor of indebtedness of two separate loans by two franchisees to third party lenders in the principal amounts of approximately $425,000 and approximately $250,000, respectively.

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

      In addition, as of December 31, 1998, the Company had balances in banks that are in excess of the $100,000 of depository insurance provided by the Federal Depository Insurance Corporation.

NOTE 12 - RETAIL  OUTLET  COMPOSITION (UNAUDITED):

      The number of Company-owned and franchised stores were as follows:

                                                                             As of December 31,
                                                                   --------------------------------------
                                                                   1998             1997             1996
                                                                   ----             ----             ----

      Company-owned                                                  35               50               56
      Company-owned stores being managed by Franchisees               6                0                0
      Franchised                                                    239              257              257
      Franchise owned stores being managed by Company                12                6                6
                                                                   ----             ----             ----
                                                                    292              313              319
                                                                   ====             ====             ====

      The Company has the option to reacquire a franchised store upon the occurrence of default under the applicable Franchise Agreement. The Company reacquired the assets of 4,4 and 8 franchised stores in 1998, 1997 and 1996, respectively. Losses of approximately $132,000, $453,000 and $101,000 were recognized in 1998, 1997 and 1996, respectively, on these reacquired stores, due to the write-off of accounts receivable from the related franchisees.

NOTE 13 - RELATED PARTY TRANSACTIONS:

      Included in due from related parties are approximately $125,000 and $110,000 in loans to a former officer of the Company at December 31, 1998 and 1997, respectively, bearing interest at the prime rate.

      On October 31, 1995, as a condition of the Company's initial public offering, it agreed to require three related party franchisees to reconvey their franchises to independent franchisees. During 1996, two stores were sold by the respective related party franchisees, and the Company continues to manage the remaining store for an officer of the Company. The franchisee of this Company-managed store has agreed to be liable for any cash losses up to its equity, if any, in the franchise as of the date such franchise may be sold by the Company to an independent franchisee.

      In November 1996, certain of the Company's principal shareholders provided approximately $2,000,000 of short-term financing to the Company, which was subsequently repaid by the Company. As part of the financing arrangement, these principal shareholders received options, under the Company's Stock Incentive Plan, to purchase an aggregate of 200,001 shares of the Company's Common Stock at an exercise price of $6.375. These options expire on December 31, 2000.(see
Note 15)

      In March, 1996, the Company entered into an agreement with a Director of the Company whereby he agreed to serve as an advisor to, and as the Chairman of the Board of Directors of, Insight, in exchange for annual compensation of $75,000. In connection therewith, the Company granted to this Director, under its Stock Incentive Plan, options to purchase up to an aggregate of 310,000 shares of the Company's Common Stock at an exercise price of $6.00. These options have a term of ten years. As of December 31, 1997, 160,000 of the options had vested and, in February 1998, the balance of the options were canceled due to the resignation of the individual.

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

      On December 12, 1997, the Company granted, under its Stock Incentive Plan, an aggregate of 200,000 options to a former Director of the Company in exchange for his providing and continuing to provide assistance to the Company with respect to its third party, managed care programs. Two-thirds of such options immediately vested. The options have a term of five years and are exercisable at $6.4375. On August 10, 1998, this individual resigned as a Director of the Company, and accordingly the remaining options were canceled.

      On October 15, 1998, one of the principal shareholders of the Company assumed the offices of Chief Executive Officer and President of the Company and, in conjunction therewith, was granted 250,000 options, exercisable at $3.00. One-third of the options vested immediately, one-third will vest on October 15, 1999, and one-third will vest on October 15, 2000, subject to the Company achieving certain financial results.

      The Company shares an office building with, among other tenants, a retail optical company which is owned by certain of the principal shareholders and Directors of the Company. Occupancy costs are appropriately allocated based upon the applicable square footage leased by the respective tenants of the building.

      On November 4, 1998, Broadway Partners, a New York general partnership owned by certain of the children of the Company Chairman and President, accepted an offer to purchase the Benson Debenture from Benson (See Note 8) for approximately $203,000.

NOTE 14 - CONVERTIBLE DEBENTURES:

1997 Debentures

      On February 26, 1997, the Company entered into Convertible Debentures and Warrants Subscription Agreements with certain investors, in connection with the private placement (the "Private Placement") of units (collectively "the Units") consisting of an aggregate of $8,000,000 principal amount of the Company's debentures (collectively the "Debentures") and an aggregate of 800,000 warrants (collectively the "Warrants"). Each Warrant, exerciseable until February 26, 2000, entitled the holder to purchase one share of the Company's Common Stock, at a price per share assumed to be $6.50. For every two Warrants exercised during the 2-year period ending May 30, 1999, a holder will receive an additional warrant (collectively, the "Bonus Warrants") to purchase on additional share of Common Stock at a price of $7.50 per share. Bonus Warrants have a term of 3 years from the date of grant. The Company used the net proceeds (approximately $7,500,000) of the Private Placement to repay a portion of the loans made to it by certain principal shareholders of the Company ($1,000,000, together with interest thereon, in the approximate amount of $50,000), and to pay down the Company's revolving line of credit with the Bank of $1,000,000.

      The Debentures were convertible at a price per share (the "Conversion Price") equal to the lesser of $6.50 or 85% of the average closing bid price of the Common Stock, as reported on the Nasdaq National Market System ("Nasdaq"), for the 5 trading days immediately preceding the date of conversion. The Company did, however, have the right to redeem any Debentures requested to be converted, in the event the Conversion Price was $6.00 or less. In such event, the redemption price would have been equal to 115% of the face amount of that portion of the Debentures requested to be converted. As of December 31, 1998, all of the Debentures were converted by the holders thereof.

      Utilizing the conversion terms most beneficial to the purchasers of the Units, in 1997, the Company recorded amortization of debt discount of approximately $5,916,000. This charge was credited to additional paid-in-capital over the period of time that the holders of the Debentures actually converted them into shares of the Company's Common Stock. The non-cash portion of the discount was approximately $5,436,000. Accordingly, since all of the Debentures were previously converted by the holders in March 1998, the discount ultimately had no effect on the Company's shareholders' equity. The debt discount represented the intrinsic value of the beneficial conversion feature inherent in the conversion terms of the Debenture, the fair value of the Warrants (with an assumed exercise price of $6.50) and the Bonus Warrants (with an assumed exercise price of $7.50), and the issuance cost of the Units. This discount was amortized as additional interest expense over the minimum period the debentures became convertible.

      In May 1998, certain of the holders of the Company's Warrants exercised their right to acquire an aggregate of 392,000 registered shares of the Company's Common Stock in exchange for the Company's agreement to reduce the respective exercise prices by 15%. These transactions resulted in a $311,000 non-cash charge to earnings.

      In July 1998, certain of the holders of the Company's Warrants exercised their right to acquire an aggregate of 158,000 registered shares of the Company's Common Stock in exchange for the Company's agreement to reduce the respective exercise prices to $4.50. These transactions resulted in a $110,000 non-cash charge to earnings.

1998 Debentures/Convertible Preferred Stock

      In February 1998, the Company again entered into Covertible Debentures and Warrants Subscription Agreements with certain investors in connection with the private placement of units consisting of an aggregate of $3,500,000 principal amount of convertible debentures (collectively, the "1998 Debentures") and an aggregate of 700,000 warrants (collectively, the "1998 Warrants"). The 1998 Warrants entitled the holders thereof to purchase up to 700,000 shares of the Company's Common Stock at a price of $5.00 per share.

      Subsequent to the date of the Company's issuance and sale of the 1998 Debentures and 1998 Warrants, the Company and the holders thereof (collectively, the "Original Holders") determined that the issuance and sale of the 1998 Debentures and 1998 Warrants should be rescinded based upon a certain mutual mistake of the Company and the Original Holders. Accordingly, on April 14, 1998, the Company and the Original Holders entered into an Exchange Agreement, effective as of February 17, 1998, whereby the 1998 Debentures were rescinded and declared null and void from inception and were exchanged for $3,500,000 stated value (approximately $4,025,000 fair value) of a series of the Company's Preferred Stock, par value $.01 per share (the "Senior Convertible Preferred Stock"), and the 1998 Warrants were exchanged for new warrants (the "New Warrants"), entitling the Original Holders to purchase up to 700,000 shares of Common Stock at a price of $5.00 per share until February 17, 2001.

      The Senior Convertible Preferred Stock originally required the Company to pay quarterly dividends (in cash or Common Stock) calculated at the rate of 10% percent per annum, commencing May 17, 1998. Additionally the Company was required to redeem (in cash or Common Stock) all of the Senior Convertible Preferred Stock, at 105% of the then outstanding stated value, based on a conversion price of $5.00, after February 17, 1999. After February 18, 1999, the Company would be required to pay dividends at the rate of 24% per annum. Finally, there was a price-protection guarantee provision, whereby the Company, under certain circumstances, would be required to pay the holders the difference between the $5.00 conversion price and the selling price (net of commissions) of any such shares sold (see Note 18).

      As a result of the foregoing, the Company recorded, in its financial statements for the year ended December 31, 1998, amortization of debt discount of approximately $1,110,000 and an extraordinary charge of approximately $805,000 related to the early extinguishment of the 1998 Debentures. This debt discount represented the intrinsic value of the beneficial conversion feature inherent in the 1998 Debentures (approximately $963,000), and amortization of approximately $147,000 related to the fair value of the New Warrants. The extraordinary charge of $805,000 represents the unamortized discount related to the 1998 Warrants in connection with the early extinguishment of the 1998 Debentures and the issuance of the Senior Convertible Preferred Stock and New Warrants.

      On August 18, 1998, and November 19, 1998, the Company issued 19,550 and 27,944 registered shares of its Common Stock, respectively, in payment of the required dividend on the Senior Convertible Preferred Stock.

NOTE 15 - STOCK OPTIONS:

      In April 1995, the Company adopted a Stock Incentive Plan (the "Plan") which permits the issuance of options to selected employees of, and consultants to, the Company. The Plan, as amended in 1996 and 1997, reserves 3.5 million shares of Common Stock for grant and provides that the term of each award be determined by the Compensation Committee of the Registrant's Board of Directors (the "Committee") charged with administering the Plan. Under the terms of the Plan, options may be qualified or non-qualified and granted at exercise prices and for terms to be determined by the Committee.

      A summary of the status of the Company's Plan is presented in the table below:

                                                        1998                           1997
                                             --------------------------     --------------------------
                                                             Weighted-                      Weighted-
                                                              Average                        Average
                                                             Exercise                        Exercise
                                                  Shares       Price            Shares        Price
                                             --------------------------     --------------------------

Options outstanding, beginning of period         2,175,302        $6.76        1,462,694         $6.10
Granted                                            590,500        $3.38          952,501         $7.54
Exercised                                                0            0                0             0
Canceled or expired                              (300,178)        $7.36        (239,893)         $6.15
                                             --------------------------     --------------------------
Options outstanding, end of period               2,465,624        $5.89        2,175,302         $6.76
                                             --------------------------     --------------------------

Options exercisable, end of period               2,069,564        $5.98        1,771,181         $6.93
                                             --------------------------     --------------------------

      Of the options outstanding at December 31, 1998, options to purchase 525,000 shares had exercise prices ranging between $3.00 and $3.13, with a weighted average exercise price of $3.06 and a weighted average remaining contractual life of 7.7 years, of which 333,000 were exercisable, with a weighted average exercise price of $3.09. The remaining options to purchase 1,940,624 shares had exercise prices between $5.75 and $8.94, with a weighted average exercise price of $6.65 and a weighted average remaining contractual life of 6.6 years, of which 1,736,232 are exercisable, with a weighted average exercise price of $6.54.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                            1998              1997
                                            ----              ----

         Expected life (years)                 5                 5
         Interest rate                         6%                6%
         Volatility                          102%               32%
         Dividend yield                       --                --

      The Company has adopted the pro forma disclosure provisions of Statement of Financial Accounting Standards ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined under SFAS No. 123, the Company's net income and earnings per share would approximate the pro forma amounts presented below:

                                                 1998             1997
                                               --------         --------

         Net Loss:
              As reported                      $(17,777)        $(14,162)
              Pro Forma                         (19,157)         (15,510)

         Per share information:
              Net loss per share
                (as reported):
              Basic and diluted                  $(1.22)          $(1.02)

         Net loss per share (pro forma):
              Basic and diluted                  $(1.31)          $(1.12)

      All outstanding options, except for 300,000, were non-qualified options. In 1998 and 1997, the Company recognized $227,000 and $755,000, respectively, of expense related to its issuance of stock options to certain consultants to the Company and in consideration of certain loans made to the Company by certain of its principal shareholders.

      At any time prior to the maturity date of the Benson Debenture, the Company may, upon 30 days' prior written notice to Benson, exchange the Benson Debenture for shares of its Common Stock at a ratio equal to the then principal amount of the Benson Debenture, which, as of December 31, 1998, was $1,141,000, divided by the average of the previous 20 days trading price of the Common Stock. In the event that the average trading price of the Common Stock is 350% or greater than $7.50, for a period in excess of 60 consecutive business days, the holder of the Benson Debenture may, upon 30 days prior written notice to the Company, thereafter convert the Benson Debenture into Common Stock of the Company based upon the above described ratios. In addition, the Benson Debenture affords the holder thereof certain "piggyback" registration rights covering the Common Stock into which the Benson Debenture may be convertible, (see Notes 8 and 13).

NOTE 15 - 401(K) EMPLOYEE SAVINGS PLANS:

      On December 28, 1994, Sterling Vision, Inc., Sterling Vision of California, Inc. and VisionCare of California, each approved and adopted, effective January 1, 1995, a 401(k) Employee Savings Plan (the "401(k) Plan") to provide all qualified employees of these entities with retirement benefits. Presently, each entity pays the administrative costs of each 401(k) Plan, but does not provide any matching contributions to any participants in any of the 401(k) Plans. It is the opinion of management that the 401(k) Plans are in compliance with all ERISA regulations.

NOTE 16 - SEGMENT INFORMATION:

      The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," at December 31, 1998. SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Segment information presented below.

      For the year ended December 31, 1998, the Company's operations were classified into three principal industry segments:

      RETAIL OPTICAL: The retail optical segment, whereby the Company owns and operates, as well as franchises a retail chain of optical stores which offer eyecare products and services such as prescription and non-prescription eyeglasses, eyeglass frames, ophthalmic lenses, contact lenses, sunglasses and a broad range of ancillary items.

      INSIGHT LASER: The Insight Laser segment, whereby the Company owns and operates a laser surgery center and provides access, for a fee, to affiliated ophthalmologists into utilize Insight's excimer lasers in offering PRK, a procedure performed with such laser for the correction of certain degrees of myopia.

      AMBULATORY SURGERY CENTER: The Ambulatory Surgery Center segment, whereby the Company owns substantially all of the assets of a full-service Ambulatory Surgery Center located in Garden City, New York, which contains four (4) surgical operating rooms.

      Prior to 1996, the Company's operations were limited to the retail optical segment.

      Summarized financial information concerning the industry segments and geographic areas in which the Company operated at December 31, 1998, 1997 and 1996 and for each of the years then ended is shown in the following tables (in thousands):

                         OPERATIONS BY INDUSTRY SEGMENT

                                                       Ambulatory
                                Retail      Insight     Surgery
                                Optical       Laser      Center     Total
                                --------    --------    --------   --------

1998

Revenues from sales             $ 20,618    $  1,964    $    581   $ 23,163
Other                             11,964        --          --       11,964
                                --------    --------    --------   --------
Total Revenues                    32,582       1,964         581     35,127
Operating Profit (Loss)           (1,853)        878         213       (762)
Identifiable Assets               29,360       2,973       2,161     34,494
Capital Expenditures                 587          20         184        791
Depreciation and Amortization      2,075         847          78      3,000

1997

Revenues from sales               21,603         799        --       22,402
Other                             13,590        --          --       13,590
                                --------    --------    --------   --------
Total Revenues                    35,193         799        --       35,992

                                                       Ambulatory
                                Retail      Insight     Surgery
                                Optical       Laser      Center     Total
                                --------    --------    --------   --------


Operating Profit (Loss)          (1,657)        790         -         (867)
Identifiable Assets              41,734       4,109         -       45,843
Capital Expenditures              1,916          76         -        1,992
Depreciation and Amortization     1,551         759         -        2,310

1996

Revenues from sales              26,966         530         -       27,496
Other                            11,866           -         -       11,866
                                --------    --------    --------   --------
Total Revenues                   38,832         530         -       39,362
Operating Profit (Loss)            (109)         54         -          (55)
Identifiable Assets              41,999       4,270         -       46,269
Capital Expenditures              3,724       1,883         -        5,607
Depreciation and Amortization       991         490         -        1,481


      There were no intersegment sales for the calendar years ended December 31, 1996, 1997 and 1998. No single customer represented more than ten percent of consolidated sales for the calendar years ended December 31, 1996, 1997 and 1998.

NOTE 17 - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS:

      During the fourth quarter of fiscal 1998, the Company's management continued to monitor and evaluate the collectibility and potential impairment of its assets, in particular, accounts and notes receivable, and certain fixed assets. In connection therewith, additional allowances for doubtful accounts of $2,000,000 and write offs of certain notes receivable and fixed assets of $1,840,000 were recorded in the fourth quarter. It is management's opinion that these adjustments are properly recorded in the fourth quarter based upon the facts and circumstances that became available in that period.

NOTE 18 - SUBSEQUENT EVENTS:

      On January 13, 1999 and March 26, 1999, certain of the holders of the Company's Senior Convertible Preferred Stock exercised their right to convert an aggregated $650,000 stated value of Preferred Stock into an aggregated 175,000 shares of the Company's Common Stock.

      In 1999, the Company, in accordance with the terms of the Singer Agreement, paid the former shareholders thereof approximately $97,000, which represented the difference between the selling price of their Common Stock (net of commissions) and the revised, agreed upon price of $6.60 per share, from the sale of approximately 30,000 shares of the Company's Common Stock.

      On January 14, 1999, the Company and the holders of its Senior Convertible Preferred Stock entered into an Amendment Agreement to reduce the conversion price, from $5.00 to $4.00, of all shares converted on or prior to February 10, 1999, and to eliminate the price protection guaranty provision contained in the Agreement. The reduction in the conversion price of such shares of Senior Convertible Preferred Stock from $5.00 to $4.00.

      On March 4, 1999, effective as of February 11, 1999, the Company and each of 4 remaining holders of the Senior Convertible Preferred Stock entered into a further amendment to the original agreement to reduce the conversion price of all outstanding shares of senior Convertible Preferred Stock from $5.00 to $3.00. To extend the date by which the Company is required to redeem all outstanding Senior Convertible Preferred Stock, from February 17, 1999 to February 17, 2000, eliminate the requirement that the Company pay dividends on the Senior Convertible Preferred Stock from and after February 17, 1999, and to reduce the exercise price of the outstanding 1998 Warrants from $5.00 to $4.00. On March 8, 1999, 50,000 shares of Senior Convertible Preferred Stock were converted to Common Stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On or about April 15, 1998, the members of the Registrant's Executive and Audit Committees considered the reappointment of Deloitte & Touche LLP ("Deloitte"), the Company's principal accountants which audited its financial statements for the fiscal years ended December 31, 1995 through December 31, 1997, and determined it was in the best interest of the Company to select for the 1998 fiscal year. In response to such determination, certain of the Company's management team commenced their selection process by interviewing a number of other firms of certified public accountants.

      On April 24, 1998, the Audit Committee recommended to the Board that it select Arthur Andersen LLP ("Andersen") as such auditors, which recommendation was so accepted by the Board. Also, on April 24, 1998, Deloitte notified the Company, in writing, of its decision to resign as the Company's auditors, effective immediately.

      Deloitte's report for the years ended December 31, 1997 and 1996 did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

      For the year ended December 31, 1997: (i) management and Deloitte disagreed on the treatment, for financial accounting purposes, of the Company's Convertible Debentures Due August 25, 1998, which was ultimately resolved to Deloitte's satisfaction; and (ii) Deloitte advised management of a reportable condition regarding inventory controls. The Company is addressing this issue through the installation, in its Company operated stores, of a point-of-sale computer system. In addition, Deloitte advised the Company that it is in disagreement with the Company's proposed 1998 accounting treatment of its Senior Convertible Preferred Stock.

      Neither the Board of Directors nor the Audit Committee discussed these disagreements with Deloitte. The Company authorized Deloitte to respond fully to the inquiries of Andersen concerning each of these disagreements.

      In 1998, the Company discussed the accounting treatment referred to in (i) above with the Securities and Exchange Commission in connection with a 1998 transaction and has complied with the accounting treatment prescribed by the SEC in its financial reporting.

                                    PART III

      Certain information required by Part III is omitted from this Report in that the Registrant intends to file a Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

Item 10.  Directors and Executive Officers of the Registrant

      The information required by this Item regarding Directors, Executive Officers, Promoters and Control Persons is set forth in Part I of this Report under the heading "Executive Officers of the Registrant". The additional information required by this

Item will be set forth in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 11.  Executive Compensation

      The information required by this Item will be set forth in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference, including the Stock Price Performance Graph and the Compensation Committee Report on Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item will be set forth in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      The information required by this Item will be set forth in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as a part of this Report:

1.   Financial Statements.

         Consolidated Balance Sheets as of December 31, 1998 and 1997

         Consolidated Statements of Income for the Years Ended December 31, 1998 1997 and 1996

         Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

         Notes to Consolidated Financial Statements

2.   Financial Statement Schedules:

      All financial statement schedules have been omitted because they are not applicable, are not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3.   Exhibits

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number
-------

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
         Exhibit 4.1 to the Company's Registration Statement No. 33-98368).

4.2 - Form of Convertible Debentures and Warrants Subscription Agreement (Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K, dated February 17, 1998).

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

----------

*    Constitutes a management contract or compensatory plan or arrangement.

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

10.16' - Management Agreement, dated October 31, 1995, between Sterling Vision,
         Inc. and RJL Optical, Inc. (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement No. 33-98368).

10.17' - Amended and Restated Management Agreement, dated October 31, 1995, between Sterling Vision, Inc. and Jeffrey Rubin (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement No. 33-98368).

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

------------
*Constitutes a management contract or compensatory plan or arrangement.

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

------------
*Constitutes a management contract or compensatory plan or arrangement.

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

------------
*Constitutes a management contract or compensatory plan or arrangement.

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

------------
*Constitutes a management contract or compensatory plan or arrangement.

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

------------
*Constitutes a management contract or compensatory plan or arrangement.

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

10.76 Stock Option Recission Letters, dated August 13, 1997, from each of Drs. Robert, Alan and Edward Cohen and Mr. Jay Fabrikant (Incorporated by reference to Exhibit 10.76 to the Company's Current Report on Form 10-Q, dated September 30, 1997).

10.77 Waiver, dated April 14, 1998, to the Company's Loan Agreement, dated June 30, 1997, as previously amended on October 9, 1997.

10.78 Exchange Agreement, dated April 14, 1998, between the Registrant and the Original Holders of the Registrant's Convertible Debentures Due February 17, 1999 (Incorporated by reference to Exhibit 10.78 to the Company's Current Form on 8-K, dated April 14, 1998).

10.79 Contract of Sale, dated May 6, 1998, between Insight Laser Centers N.Y. I, Inc. and Nassau Center for Ambulatory Surgery, Inc. (Incorporated by reference to Exhibit 10.79 to the Company's Current Report on Form 8-K, dated May 6, 1998).

10.80 Contract of Sale, dated May 6, 1998, between Insight AmSurg Centers, Inc. and Nassau Center for Ambulatory Surgery, Inc. (Incorporated by reference to Exhibit 10.80 to the Company's Current Report on Form 8-K, dated May 6, 1998).

10.81 Settlement Agreement, dated July 31, 1998, between the Registrant, Singer Specs, Inc. and Messrs. Sidney, Alan and David Singer (Incorporated by reference to Exhibit 10.83 to the Company's Current Report on Form 8-K, dated July 31, 1998).

10.82 Employment Agreement, dated as of March 2, 1998, between the Company and William J. Young (Incorporated by reference to Exhibit 10.82 of the Company's Quarterly Report on Form 10K/A for the Quarter Ended March 31, 1998).

10.83 Letter from Deloitte & Touche LLP, dated May 12, 1998, in response to the Company's Current Report on Form 8-K, dated May 1, 1998 (Incorporated by reference to Exhibit 16 to the Company's Current Report on Form 8-K/A, dated May 13, 1998).

10.84 First Amendment to Convertible Preferred Stock and Warrants Subscription Agreement, dated January 4, 1999 (Incorporated by reference to Exhibit 10.78 to the Company's Current Report on Form 8-K, dated January 4, 1999).

10.85 Second Amendment to Convertible Preferred Stock and Warrants Subscription Agreement, dated March 4, 1999 (Incorporated by reference to Exhibit 10.79 to the Company's Current Report on Form 8-K, dated March 4, 1999).

10.86 Waiver, dated April 13, 1999, to the Registrant's Loan Agreement with STI Credit Corp., dated June 30, 1997, as previously amended on October 9, 1997 and April 14, 1998.

21       List of Subsidiaries.

27       Financial Data Schedule.

----------------
(*)      Constitutes a management contract or compensatory plan or arrangement.


b.) Reports on Form 8-K
    -------------------

    1) On March 7, 1996, the Registrant filed a Report on Form 8-K with respect to the appointment of Deloitte & Touche as principal accounting firm for SVI.

    2) On May 30, 1996, the Registrant filed a Report on Form 8-K with respect to the D&K Purchase.

    3) On November 29, 1996, the Registrant filed a Report on Form 8-K with respect to Cohen Loan and Ninth Amendment and Waiver between Registrant and The Chase Manhattan Bank.

    4) On February 26, 1997, the Registrant filed a Report on Form 8-K with respect to its Private Placement.

    5) On April 7, 1997, the Registrant filed a Report on Form 8-K with respect to Singer Agreement and Plan of Reorganization.

    6) On June 30, 1997, the Registrant filed a Report on Form 8-K with respect to the Loan Agreement.

    7) On August 11, 1997, the Registrant filed a Report on Form 8-K with respect to the Private Placement, the Singer Transaction and the BEC Agreement.

    8) On February 17, 1998, the Registrant filed a Report on Form 8-K with respect to Debentures.

    9) On April 14, 1998, the Registrant filed a Report on Form 8-K with respect to Exchange Agreement and Preferred Stock.

   10) On May 1, 1998, the Registrant filed a Report on Form 8-K with respect to change of Auditors - Arthur Andersen LLP.

   11) On May 6, 1998, the Registrant filed a Report on Form 8-K with respect to Insight Laser Centers N.Y. I, Inc.'s purchase of the assets of Nassau Center for Ambulatory Surgery, Inc. and Contract of Sale between Nassau Center for Ambulatory Surgery, Inc. and Insight AmSurg Centers, Inc.

   12) On May 13, 1998, the Registrant filed a Report on Form 8-K/A with respect to Form 8-K, dated May 1, 1998 and letter from Deloitte & Touche LLP.

   13) On July 31, 1998, the Registrant filed a Report on Form 8-K with respect to Settlement Agreement between Sterling Vision, Inc., Singer Specs, Inc. and Messrs. Sidney, David and Alan Singer.

   14) On August 10, 1998, the Registrant filed a Report on Form 8-K with respect to the resignation of Jay Fabrikant as a Director of Sterling Vision, Inc.

   15) On September 18, 1998, the Registrant filed a Report on Form 8-K with respect to the resignation of Jerry Lewis and change of executive officers.

   16) On January 14, 1999, the Registrant filed a Report on Form 8-K with respect to the First Amendment to its Convertible Preferred Stock and Warrants Subscription Agreements.

   17) On March 4, 1999, the Registrant filed a Report on Form 8-K with respect to the Second Amendment to its Convertible Preferred Stock and Warrants Subscription Agreement.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       STERLING VISION, INC.

                                       By: /s/ Alan Cohen
                                           --------------------------
                                             Alan Cohen,
                                             President and Chief Executive
                                             Officer


                              Date: April 15, 1999

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                              Date
----------------------------------------------------------------------


/s/ Robert Cohen               Chairman of the Board              April 14, 1999
-------------------------      of Directors
Robert Cohen


/s/ Alan Cohen                 Vice Chairman of the Board,        April 14, 1999
-------------------------      President and Chief Executive
Alan Cohen                     Officer


/s/ William J. Young           Chief Financial Officer            April 14, 1999
-------------------------
William J. Young


/s/ Joel Gold                  Director                           April 14, 1999
-------------------------
Joel Gold


 /s/ Edward Celano             Director                           April 14, 1999
-------------------------
Edward Celano