Form 10-Q/A
period 1998-03-31
STERLING VISION INC
filed 1999-05-14
CIK 1002554

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                  FORM 10-Q/A2
(Mark one)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 1-14128

                              STERLING VISION, INC.
            -------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

       New York                                        11-3096941
-----------------------                     ---------------------------------
(State of Incorporation)                    (IRS Employer Identification No.)

                             1500 Hempstead Turnpike
                           East Meadow, New York 11554
          ------------------------------------------------------------
          (Address of Principal Executive Offices, including Zip Code)

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

Item 1.  Financial Statements


                     STERLING VISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars In Thousands)



                                                                           March 31,             December 31,
                                                                              1998                   1997
                                                                           (Unaudited)
                                                                           -----------           ------------

ASSETS
Current Assets:
   Cash and cash equivalents                                                $     717               $     334
   Accounts receivable - net of allowance for
     doubtful accounts of $604 and $514, respectively                          10,247                   8,446
   Franchise and other notes receivable - current                               3,270                   3,301
   Inventories                                                                  3,273                   3,310
   Due from related parties - current                                             104                     110
   Prepaid expenses and other current assets                                      587                     516
                                                                              -------                 -------
     Total Current Assets                                                     $18,198                 $16,017

Property and equipment - net of accumulated depreciation                        9,614                   9,903

Franchise and other notes receivable - net of allowance
   for doubtful accounts of $562                                               14,235                  14,884
Excess of cost over fair value of assets acquired                               3,120                   3,272
Restricted cash                                                                   550                     550
Other noncurrent assets                                                         1,236                   1,217
                                                                              -------                 -------
     Total Assets                                                             $46,953                 $45,843
                                                                              =======                 =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                         $  2,477                $  3,477
   Convertible debentures due August 25, 1998                                   -                       1,652
   Convertible debentures due February 17, 1999                                 2,658                   -
   Accounts payable and accrued liabilities                                     6,445                   6,579
   Franchise related obligations - current                                        758                     837
                                                                             --------                --------
     Total Current Liabilities                                                $12,338                 $12,545

Long term debt                                                                  9,189                  10,249
Deferred franchise income                                                          93                      96
Excess of fair value of assets acquired over cost                               1,275                   1,362
Lease terminations costs                                                          191                     320

Commitments and contingencies (Note 7)

Shareholders' Equity:
   Preferred stock, $.01 par value per share; authorized 5,000,000 shares       -                         -
   Common stock, $.01 par value per share; authorized 28,000,000 shares;
     14,322,857 and 13,927,227 issued and outstanding, respectively               143                     139
   Additional paid-in capital                                                  44,406                  40,843
   (Deficit)                                                                  (20,682)                (19,711)
                                                                              --------                --------
     Total Shareholders' Equity                                                23,867                  21,271
                                                                               ------                  ------
     Total Liabilities and Shareholders' Equity                               $46,953                 $45,843
                                                                              =======                ========

See accompanying notes to Consolidated Condensed Financial Statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)


                                                                                  For the Three Months Ended
                                                                                            March 31,

                                                                                  1998                   1997
                                                                                  ----                   ----
                                                                               (As Restated)
Systemwide sales (Unaudited)                                                     $37,031                $36,658
                                                                                 =======                =======


Revenues:
   Net sales - Company stores                                                    $ 5,813                $ 5,455
   Franchise royalties                                                             2,385                  2,113
   Net gains and fees from the conveyance of
     Company-owned assets to franchisees                                             135                    810
   Other income                                                                      555                    547
                                                                                   -----                   ----
Total Revenues                                                                     8,888                  8,925
                                                                                   -----                  -----

Costs and expenses:
   Cost of sales                                                                   1,589                  1,473
   Selling expenses                                                                3,489                  3,452
   General and Administrative expenses                                             3,386                  3,344
   Gain from managed stores (Note 10)                                                (73)                    (4)
   Interest expense                                                                  395                    334
   Amortization of debt discount                                                   1,073                  2,021
                                                                                 -------                -------
Total Costs and Expenses                                                           9,859                 10,620
                                                                                 -------                -------


Loss before provision for income taxes                                         $    (971)              $ (1,695)
Provision for income taxes                                                        -                      -
                                                                               ---------               --------
Net (loss)                                                                     $    (971)              $ (1,695)
                                                                               =========               ========

Weighted average number of common shares outstanding                              14,189                 13,239
                                                                               =========                =======
Basic (loss) per common share (Note 4)                                         $    (.07)               $  (.13)
                                                                               =========                =======

See accompanying notes to Consolidated Condensed Financial Statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                                    For the Three Months Ended
                                                                                              March 31,
                                                                                    1998                   1997
                                                                                    ----                   ----

Cash flow from operating activities:
   Net (loss)                                                                   $   (971)              $ (1,695)
   Adjustments to reconcile net (loss) to net cash provided
     by operating activities:
       Depreciation and amortization                                                 572                    408
       Amortization of debt discount                                               1,073                  2,001
       Allowance for doubtful accounts                                                90                     91
       Net gain from the conveyance of Company-owned
         assets to franchisees                                                       (75)                  (700)
       Accrued interest                                                               22                     21
       Accretion of fair value of assets acquired over cost                          (87)                   (97)
   Changes in assets and liabilities:
       Accounts receivable                                                        (1,890)                  (825)
       Inventories                                                                    38                    240
       Prepaid expenses and other current assets                                     (71)                   (63)
       Other assets                                                                  (42)                    21
       Accounts payable and accrued liabilities                                     (134)                (2,785)
       Franchise related obligations                                                 (80)                  (149)
       Deferred franchise income                                                      (3)                  (100)
       Lease termination costs                                                      (129)                    -
                                                                                --------               --------
Net cash (used in) operating activities                                         $ (1,687)              $ (3,632)
                                                                                --------               --------

Cash flows from investing activities:
   Franchise notes receivable issued                                                 (22)                  (982)
   Repayment of franchise notes receivable                                           708                    502
   Purchase of property and equipment                                               (182)                  (205)
   Conveyance of property and equipment                                              148                  1,041
                                                                                     ---                  -----

Net cash provided by investing activities                                       $    652               $    356
                                                                                --------               --------



See accompanying notes to Consolidated Condensed Financial Statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -- Cont'd.
                                   (Unaudited)
                                 (In Thousands)



                                                                                    For the Three Months Ended
                                                                                             March 31,

                                                                                   1998                    1997
                                                                                   ----                    ----

Cash flows from financing activities:
   Repayment of term loans                                                         -                       (498)
   Repayment of revolving credit note                                              -                     (1,000)
   Payments on other debt                                                         (2,082)                (1,224)
   Issuance of Convertible Debentures                                              3,500                  7,540

Net cash provided by financing activities                                          1,418                  4,818

Net increase (decrease) in cash and cash equivalents                                 383                  1,542

Cash and cash equivalents - beginning of year                                        334                    868
                                                                                  -------                ------

Cash and cash equivalents - end of period                                        $   717                $ 2,410
                                                                                  =======                ======

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest                                                                    $   331                $   334
     Income taxes                                                                $     0                $    43
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



                                                                Additional   Retained      Total
                                         Common Stock           Paid-In      Earnings    Shareholders'
                                      Shares        Amount      Capital      (Deficit)     Equity
                                      ------        ------      -------      ---------     ------

Balance - December 31, 1997          13,927,227     $139        $40,843       $(19,711)    $21,271
                                     ==========     ====        =======       ========     =======

Issuance of shares upon
   conversion of 1997 debentures        395,630        4          1,648          -           1,652
Debt discount for the intrinsic
   value of the 1998 Debentures
   and fair value of Warrants            -           -            1,915          -           1,915
Net loss                                 -           -              -             (971)       (971)
                                     ----------     ----        -------       --------     -------
Balance - March 31, 1998             14,322,857     $143        $44,406       $(20,682)    $23,867
                                     ==========     ====        =======       ========     =======




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

NOTE 2

      On February 26, 1997, the Company entered into Convertible Debentures and Warrants Subscription Agreements with certain investors in connection with the private placement (the "Private Placement") of units (collectively, the "Units") consisting of an aggregate of $8,000,000 principal amount of Convertible Debentures (collectively, the "Debentures") and an aggregate of 800,000 warrants (collectively, the "Warrants"), each Warrant entitling the holder thereof to purchase one share of Common Stock at a price to be determined in accordance with a specified formula and, for each two Warrants exercised within a specified period of time, an additional warrant (collectively, the "Bonus Warrants") to purchase one additional share of the Common Stock at a price of $7.50 per share. The Company used the net proceeds (approximately $7,500,000) of the Private Placement to: (i) repay a portion of the loans made to it by certain principal shareholders of the Company ($1,000,000, together with interest thereon, in the approximate amount of $50,000); and (ii) pay down the Company's revolving line of credit ($1,000,000) with The Chase Manhattan Bank (the "Bank"). (See Note 11:
Subsequent Events).

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

      The Warrants entitle the holders thereof to purchase an aggregate of 800,000 shares of Common Stock at an exercise price per share equal to the lower of $6.50 or the average of the Conversion Price of any Debentures converted, by the holder, prior to the date of exercise. The Warrants are exercisable until February 26, 2000. If a holder of a Warrant exercises a Warrant at any time during the 2-year period following the effectiveness of the registration statement, such holder will receive, for each two Warrants exercised within such time, an additional Bonus Warrant entitling the holder thereof to purchase one additional share of Common Stock at an exercise price of $7.50 per share, which Bonus Warrants have a term of 3-years from the date of grant. (See Notes 5 and 11).

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
                                             ===========             ============



                                                        March 31, 1998
                                                                       As Originally
                                                 As Restated             Reported
                                                 -----------             --------

Convertible Debentures due February 17, 1999     $  3,500,000                 -
Total Shareholders' Equity                       $ 23,867,000           $26,369,000



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

NOTE 10 - Company-Managed Stores

         In the fourth quarter of 1998, the Company, as required, adopted the provisions of Emerging Issues Task Force Issue 97-2 ("EITF 97-2"), "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." As of March 31, 1998, the Company managed a total of 12 locations for franchisees under the terms of management agreements. Such agreements generally provide for the operations of the location to be run by the Company, with primarily all operating decisions made by Company employees. The Company owns the inventory at the locations and is generally responsible for the collection of all revenues, and the payment of expenses.

         In connection with the adoption of EITF 97-2, the Company is restating the financial statements contained in this Quarterly Report on Form 10-Q/A2 for the three month period ended March 31, 1998; in addition, the Company has deconsolidated the results of operations of certain franchise locations operated by the Company under management agreements to conform to the provisions of EITF 97-2. Such restatement had the effect of reducing net sales by approximately $1,126,000 and $549,000 and total expenses by approximately $1,053,000 and $545,000 for the three month periods ended March 31, 1998 and 1997, respectively. The net result of such operations is classified as gain from stores operated under management agreements in the accompanying consolidated statement of operations. Such restatement had no impact on the net loss or net loss per share for either period.

NOTE 11 - Subsequent Events

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

Results of Operations

For the Three Months Ended March 31, 1998 compared to March 31, 1997

      Systemwide sales represent combined retail sales generated by Company-owned and franchised stores, as well as revenues generated by VisionCare of California ("VCC"), a specialized health care maintenance organization licensed by the California Department of Corporations. There were 308 Sterling Stores in operation, consisting of 45 Company-owned (including 6 stores being managed by Franchisees), 263 franchised stores including 12 stores being managed by the Company on behalf of the Franchise/owners thereof as of March 31, 1998, as compared to 309 Sterling Stores in operation, consisting of 53 Company-owned (including 6 stores being managed by Franchisees), 256 franchised stores including 6 stores being managed by the Company on behalf of the Franchise/owners thereof as of March 31, 1997. Such stores operate under various trade names including Sterling Optical, Site for Sore Eyes, IPCO Optical, Benson Optical, Superior Optical, Southern Optical, Nevada Optical, Duling Optical, Monfried Optical, Kindy Optical and Singer Specs. Systemwide sales increased by $373,000, or 1.0%, to $37,031,000 for the three months ended March 31, 1998, as compared to $36,658,000 for the same period in 1997. On a same store basis (for stores that operated as either a Company-owned or franchised store during the entirety of both of the three month periods ended March 31, 1998 and 1997), systemwide sales increased by $78,000, or .3%, to $30,481,000 for the three months ended March 31, 1998, as compared to $30,403,000 for the same period in 1997. There were 276 stores that operated as either a Company-owned, a Company-managed or franchised store during the entirety of both of the three month periods ended March 31, 1998 and 1997.

      Aggregate sales generated from the operation of Company-owned stores increased by $358,000, or 6.6%, to $5,813,000 for the three months ended March 31, 1998, as compared to $5,455,000 for the same period in 1997. This increase was principally due to an increase of approximately $350,000 in the Insight Laser sales for the three months ended March 31, 1998, over the comparable period in 1997. Historical comparisons of aggregate sales generated by Company-owned stores can become distorted due to the conveyance of Company-owned store assets to franchisees. When Company-owned store assets are conveyed to franchisees, sales generated by such franchised store are no longer reflected in Company-owned store sales; however, the Company receives on-going royalties based upon a percentage of the sales generated by such franchised stores. On a same store basis, aggregate sales generated by Company-owned stores in operation during the entirety of both of the three month periods ended

March 31, 1998 and 1997, decreased by $(22,000), or .5%, to $4,279,000 for the three months ended March 31, 1998, as compared to $4,301,000 for the comparable period in 1997.

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

      Selling expenses increased by approximately $37,000, or 1.1%, to $3,489,000 for the three months ended March 31, 1998, as compared to $3,452,000 for the comparable period in 1997.

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

      Gain from Company-managed stores increased $69,000 to $73,000 for the three month period ended March 31, 1998, from $4,000 for the comparable period in 1997. This increase is principally due to an increase in the number of Company-managed stores for the three month period ended March 31, 1998, from the comparable period in 1997.

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

                                                  STERLING VISION, INC.
                                                  (Registrant)


                                                  BY:      /s/William J. Young
                                                          --------------------
                                                              William J. Young
                                             Chief Financial Officer/Treasurer




                                                  Dated: May 13, 1999