Form 10-Q/A
period 1998-06-30
STERLING VISION INC
filed 1999-05-14
CIK 1002554

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

Commission file number: 1-14128

                            STERLING VISION, INC.
                         --------------------------
             (Exact name of Registrant as specified in its Charter)

             New York                                  11-3096941
           ------------                            -----------------
     (State of Incorporation)              (IRS Employer Identification No.)

                           1500 Hempstead Turnpike
                         East Meadow, New York 11554
                        ------------------------------
         (Address of Principal Executive Offices, including Zip Code)

                                (516) 390-2100
                         ---------------------------
             (Registrant's telephone number, including area code)

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

Item 1.  Financial Statements

                    STERLING VISION, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars In Thousands)

                                                                                                      June 30,
                                                                                                        1998          December 31,
                                                                                                     (Unaudited)         1997
                                                                                                    -----------       ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                                          $     764          $     334
   Accounts receivable - net of allowance for
     doubtful accounts of $1,858 and $514, respectively                                                   8,287              8,446
   Franchise and other notes receivable - current                                                         2,868              3,301
   Inventories                                                                                            3,365              3,310
   Due from related parties - current                                                                       104                110
   Prepaid expenses and other current assets                                                                384                516
                                                                                                      ---------          ---------
     Total Current Assets                                                                             $  15,772          $  16,017

Property and equipment - net of accumulated depreciation                                                 10,694              9,903

Franchise and other notes receivable - net of allowance
   for doubtful accounts of $562 (for both periods)                                                      13,699             14,884
Excess of cost over fair value of assets acquired                                                         4,745              3,272
Restricted cash                                                                                             550                550
Other noncurrent assets                                                                                   1,167              1,217
                                                                                                      ---------          ---------
     Total Assets                                                                                     $  46,627          $  45,843
                                                                                                      =========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                                                  $   2,477          $   3,477
   Convertible debentures due August 25, 1998                                                              -                 1,652
   Accounts payable and accrued liabilities                                                               8,205              6,579
   Franchise related obligations - current                                                                  850                837
                                                                                                      ---------          ---------
     Total Current Liabilities                                                                         $ 11,532          $  12,545

Long term debt                                                                                            8,379             10,249
Deferred franchise income                                                                                    90                 96
Excess of fair value of assets acquired over cost                                                         1,216              1,362
Lease termination costs                                                                                      59                320

Commitments and contingencies (Note 7)

Shareholders' Equity:
   Preferred stock, $.01 par value per share; authorized 5,000,000 shares;
     issued 35 shares                                                                                     4,025               -
   Common stock, $.01 par value per share; authorized 28,000,000 shares;
     14,714,857, 13,927,227, issued and outstanding, respectively                                           147                139
   Additional paid-in capital                                                                            45,954             40,843
   (Deficit)                                                                                            (24,775)           (19,711)
                                                                                                      ---------          ---------
     Total Shareholders' Equity                                                                          25,351             21,271
                                                                                                      ---------          ---------
     Total Liabilities and Shareholders' Equity                                                       $  46,627          $  45,843
                                                                                                      =========          =========


See accompanying notes to Consolidated Condensed Financial Statements.

                    STERLING VISION, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                 (Unaudited)
                    (In Thousands, Except Per Share Data)


                                                                      Three Months Ended                 Six Months Ended
                                                                    June 30,         June 30,         June 30,       June 30,
                                                                     1998             1997             1998            1997
                                                                    --------         --------         --------       --------
                                                                 (As restated)    (As restated)    (As restated)   (As restated)

Systemwide sales (Unaudited)                                     $    38,996      $    36,279      $     76,328    $      72,937
                                                                 ===========      ===========      ============    =============

Revenues:
   Net sales - Company stores                                    $     5,486      $     5,202      $     11,299    $      10,657
   Franchise royalties                                                 2,301            2,555             4,686            4,668
   Net gains and fees from the conveyance of
     Company-owned store assets to franchisees                            32               68               167              878
   Other income                                                          671              670             1,226            1,217
                                                                 -----------      -----------      ------------    -------------
Total revenues                                                   $     8,490      $     8,495      $     17,378    $      17,420
                                                                 -----------      -----------      ------------    -------------
Costs and expenses:
   Cost of sales                                                 $     1,265      $     1,404      $      2,854    $       2,877
   Selling expenses                                                    4,086            3,076             7,575            6,528
   General and administrative expenses                                 5,735            3,586             9,121            6,930
   Loss from managed stores                                              133               37                60               33
   Interest expense                                                      522              287               917              621
   Amortization of debt discount                                          37            1,496             1,110            3,517
                                                                 -----------      -----------      ------------    -------------
Total costs and expenses                                         $    11,778      $     9,886      $     21,637    $      20,506
                                                                 -----------      -----------      ------------    -------------

(Loss) before extraordinary charge and
   provision for income taxes                                    $    (3,288)     $    (1,391)     $     (4,259)   $      (3,086)
Extraordinary charge for early retirement of debt                       (805)            -                 (805)             -
                                                                 -----------      -----------      ------------    -------------
(Loss) before provision for income taxes                         $    (4,093)     $    (1,391)     $     (5,064)   $      (3,086)
Provision for income taxes                                              -                -                 -                 -
                                                                 -----------      -----------      ------------    -------------
Net (loss)                                                       $    (4,093)     $    (1,391)     $     (5,064)   $      (3,086)
                                                                 ===========      ===========      ============    =============
Weighted average number of
   common shares outstanding                                          14,382           13,915            14,382           13,915
                                                                 ===========      ===========      ============    =============
Basic (loss) per common share                                    $      (.28)     $      (.10)     $       (.35)   $        (.22)
                                                                 ===========      ===========      ============    =============


See accompanying notes to Consolidated Condensed Financial Statements.

                    STERLING VISION, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (Unaudited)
                                (In Thousands)

                                                                           For the Six Months Ended
                                                                                    June 30,
                                                                         1998                       1997
                                                                       ---------                  --------
Cash flow from operating activities:
   Net (loss)                                                          $ (5,064)                  $ (3,086)
   Adjustments to reconcile net (loss) to net cash provided
     by operating activities:
       Depreciation and amortization                                      1,215                        929
       Allowance for doubtful accounts                                    1,906                        879
       Net gain from the conveyance of Company-owned
         assets to franchisees                                             (102)                      (757)
       Accrued interest                                                      36                         42
       Amortization of fair value of assets acquired over cost             (145)                      (194)
       Issuance of non-employee stock options                                -                         140
       Lease termination costs                                             (261)                        -
       Amortization of debt discount                                      1,915                      3,517
   Changes in assets and liabilities:
       Accounts receivable                                               (2,244)                      (115)
       Inventories                                                          (56)                       190
       Prepaid expenses and other current assets                            154                       (240)
       Other assets                                                          36                     (1,312)
       Accounts payable and accrued liabilities                           1,188                     (4,767)
       Franchise related obligations                                         13                       (376)
       Deferred franchise income                                             (6)                      (156)
                                                                       --------                   --------

Net cash (used in) operating activities                                $ (1,415)                  $ (5,306)
                                                                       --------                   --------
Cash flows from investing activities:
   Acquisition, net of cash acquired                                     (1,598)                        -
   Franchise notes receivable issued                                       (379)                    (2,583)
   Repayment of franchise notes receivable                                1,443                      1,411
   Purchase of property and equipment                                      (465)                      (405)
   Conveyance of property and equipment                                     173                        690
                                                                       --------                   --------
Net cash (used in) investing activities                                $   (826)                  $   (887)
                                                                       --------                   --------


See accompanying notes to Consolidated Condensed Financial Statements.

                    STERLING VISION, INC. AND SUBSIDIARIES

                                 (Unaudited)
                                (In Thousands)


                                                                           For the Six Months Ended
                                                                                    June 30,
                                                                         1998                       1997
                                                                       ---------                  --------
Cash flows from financing activities:
   Sale of common stock and other capital contributions                    2,077                       -
   Payments on debt                                                       (2,906)                   (8,125)
   Borrowings under franchise notes receivable Loan Agreement                -                       9,500
   Repayment of revolving credit note                                        -                      (1,000)
   Issuance of Convertible Debentures                                      3,500                     7,540
                                                                       ---------                  --------
Net cash provided by (used in) financing activities                    $   2,671                  $  7,915
                                                                       ---------                  --------
Net increase in cash and cash equivalents                              $     430                  $  1,722

Cash and cash equivalents - beginning of year                                334                       868
                                                                       ---------                  --------
Cash and cash equivalents - end of period                              $     764                  $  2,590
                                                                       =========                  ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest                                                          $     945                  $    579
                                                                       =========                  ========
     Income taxes                                                      $     -                    $     47
                                                                       =========                  ========
   Non-cash transactions:
     Franchise stores reacquired                                           1,159                       -
     Conversion of Convertible Debentures to Preferred Stock               4,025                       -

Acquisition, net of cash acquired:
   Working capital, other than cash                                         (314)                    (231)
   Property, plant and equipment                                             160                      600
   Other assets                                                               31                       -
   Goodwill                                                                1,721                    2,141
   Less:  Common Stock issued                                                -                     (2,510)
                                                                       ---------                  -------
   Acquisition, net of cash acquired                                   $   1,598                  $     0
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



See accompanying notes to Consolidated Condensed Financial Statements.

                    STERLING VISION, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                 (Unaudited)
                   (In Thousands, Except Number of Shares)

                                                                                     Additional                            Total
                                        Preferred Stock          Common Stock          Paid-In         Retained       Shareholders'
                                       Shares    Amount        Shares     Amount       Capital         (Deficit)          Equity
                                       ------    ------        ------     ------     -----------      ----------      -------------
Balance - December 31, 1997               -         -       13,927,227    $ 139        $ 40,843       $ (19,711)          $ 21,271
                                       ======    ======     ==========    =====        ========       =========           ========
Issuance of shares upon
   conversion of 1997 Debentures          -         -          395,630        4           1,648            -                 1,652
Debt discount for the intrinsic
   value of the 1998 Debentures
   and fair value of Warrants             -         -             -          -            1,915            -                 1,915
Net (loss)                                -         -             -          -              -              (971)              (971)
                                       ------    ------     ----------    -----        --------       ---------           --------
Balance - March 31, 1998                  -         -       14,322,857    $ 143        $ 44,406       $ (20,682)          $ 23,867
                                       ======    ======     ==========    =====        ========       =========           ========
Issuance of shares upon
   conversion of 1997 Warrants                                 392,000        4           2,073                              2,077
Issuance of Preferred Stock                35     4,025                                    (525)                             3,500
Net (loss)                                                                                               (4,093)            (4,093)
                                       ------    ------     ----------    -----        --------       ---------           --------
Balance - June 30, 1998                    35    $4,025     14,714,857    $ 147        $ 45,954       $ (24,775)          $ 25,351
                                       ======    ======     ==========    =====        ========       =========           ========



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

         In May 1998, certain of the holders of the Company's Warrants exercised their right to acquire an aggregate of 392,000 registered shares of the Company's Common Stock in exchange for the Company's agreement to reduce the respective exercise prices thereof by 15%. The proceeds of such exercise were utilized by the Company to acquire the Ambulatory Surgery Center described in
Note 10. (See Note 12 - Subsequent Events).

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

         On June 30, 1997, the Company entered into a loan agreement (the "Loan Agreement") with STI Credit Corporation ("STI") that established, in favor of the Company, a $20,000,000 credit facility to finance a portion of the Company's currently existing and future franchise promissory notes receivable, $10,000,000 of which was funded by STI on such date although $1,000,000 (the "Additional Funds") of the funded amount was withheld pending the Company's satisfaction of a required collateral ratio with respect to such credit facility (less a facility fee equal to two percent of the amount of the loan). Sixty-five (65%) percent of the funded amount is to be repaid by the Company over a term of 60 months, with a final balloon payment at the expiration of the sixty-first month of the term of said loan. The Company granted to STI a first priority, continuing security interest in a substantial portion of its franchise notes and the proceeds related to such notes. A portion of the net proceeds (approximately $6,100,000) of the loan was used to satisfy, pay and discharge, in full, all amounts then due by the Company to: (i) the Bank ($5,035,000, together with accrued interest thereon, in the approximate amount of $37,000); and (ii) certain principal shareholders of the Company ($1,000,000, together with accrued interest thereon, in the approximate amount of $9,000). As a result of the foregoing: (i) the Bank's lien upon, and security interest in, substantially all of the Company's assets (previously securing the Bank's various loans to the Company) was discharged; and (ii) restrictions previously imposed upon the Company (pursuant to the Company's Credit Agreement with the Bank) are no longer applicable.

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

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments, to the corresponding amounts in the general purpose financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The segments:
(i) the retail optical segment, whereby the Company owns and operates, as well as franchises a retail chain of optical stores which offer eyecare products and services such as prescription and non-prescription eyeglasses, eyeglass frames, ophthalmic lenses, contact lenses, sunglasses and a broad range of ancillary items; and (ii) the Insight Laser segment, whereby the Company: (x) owns the tangible assets of, and operates an ambulatory surgery center; and (y) owns and operates a laser surgery center and provides access, for a fee, to affiliated ophthalmologists who utilize Insight's other excimer lasers in offering PRK, a procedure performed with such lasers for the correction of certain degrees of myopia. Management is presently evaluating the impact on the Company's financial reporting from the adoption of this statement.

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

NOTE 11 - Company-Managed Stores

         In the fourth quarter of 1998, the Company, as required, adopted the provisions of Emerging Issues Task Force Issue 97-2 ("EITF 97-2"), "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." As of June 30, 1998, the Company managed a total of 12 locations for franchisees under the terms of management agreements. Such agreements generally provide for the operations of the location to be run by the Company, with primarily all operating decisions made by Company employees. The Company owns the inventory at the locations and is generally responsible for the collection of all revenues, and the payment of expenses.

         In connection with the adoption of EITF 97-2, the Company is restating the financial statements contained in this Quarterly Report on Form 10-Q/A for the six month period ended June 30, 1998; in addition, the Company has deconsolidated the results of operations of certain franchise locations operated by the Company under management agreements to conform to the provisions of EITF 97-2. Such restatement had the effect of reducing net sales by approximately $2,377,000 and $1,100,000 and total expenses by approximately $2,437,000 and $1,133,000 for the six month periods ended June 30, 1998 and 1997, respectively. The net result of such operations is classified as loss from stores operated under management agreements in the accompanying consolidated statement of operations. Such restatement had no impact on the net loss or net loss per share for either period.

NOTE 12 - Subsequent Events

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

Results of Operations

For the Six Months Ended June 30, 1998 compared to June 30, 1997

         Systemwide sales represent combined retail sales generated by Company-owned and franchised stores, as well as revenues generated by VisionCare of California ("VCC"), a wholly-owned subsidiary of the Company licensed by the California Department of Corporations as a specialized health maintenance organization, and Insight. There were 305 Sterling Stores in operation, consisting of 56 Company-owned (including 6 stores being managed by Franchisees), 249 franchised stores including 12 stores being managed by the Company on behalf of the Franchise/owners thereof as of June 30, 1998, as compared to 319 Sterling Stores in operation, consisting of 62 Company-owned (including 6 stores being managed by Franchisees), 257 franchised stores including 6 stores being managed by the Company on behalf of the Franchise/owners thereof as of June 30, 1997. Such stores operate under various tradenames including Sterling Optical, Site for Sore Eyes, IPCO Optical, Benson Optical, Superior Optical, Southern Optical, Nevada Optical, Duling Optical, Monfried Optical, Kindy Optical and Singer Specs. Systemwide sales increased by $3,391,000, or 4.6%, to $76,328,000 for the six month period ended June 30, 1998, as compared to $72,937,000 for the comparable period in 1997. On a same store basis (for stores that operated as either a Company-owned or franchised store during the entirety of both of the six month periods ended June 30, 1998 and 1997), systemwide sales increased $301,000, or .5%, to $58,108,000 for the six month period ended June 30, 1998, as compared to $57,807,000 for the comparable period in 1997.

         Aggregate sales generated from the operation of Company-owned stores increased by $642,000, or 6.0%, to $11,299,000 for the six month period ended June 30, 1998, as compared to $10,657,000 for the comparable period in 1997. This increase was principally due to an increase in comparative sales as described below. Historical comparisons of aggregate sales generated by Company-owned stores can become distorted due to the conveyance of Company-owned store assets to franchisees. When Company-owned store assets are conveyed to franchisees, sales generated by such franchised store are no longer reflected in Company-owned store sales; however, the Company receives on-going royalties based upon a percentage of the sales generated by such franchised stores. On a same store basis, aggregate sales generated by Company-owned stores in operation during the entirety of both of the six month periods ended June 30, 1998 and 1997, increased by $69,000, or .9%, to $7,891,000 for the six month period ended June 30, 1998, as compared to $7,822,000 for the comparable period in 1997.

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

         Net gains on the conveyance of the assets of three Company-owned stores to franchisees decreased by $711,000, or 81%, to $167,000 for the six month period ended June 30, 1998, as compared to net gains on the conveyance of the assets of seven Company-owned stores to franchisees of $878,000 for the comparable period in 1997.

         The Company's gross profit margin increased by 2.0%, to 75% for the six month period ended June 30, 1998, as compared to 73% for the comparable period in 1997. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competition and promotional incentives.

         Selling expenses increased by $1,047,000, or 16.0%, to $7,575,000 for the six month period ended June 30, 1998, as compared to $6,528,000 for the comparable period in 1997. This increase was principally due to the increase in payroll related costs at the store level over the comparable period in 1997.

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

         Loss from Company-managed stores increased $(27,000) or 81.8% to $(60,000) for the six month period ended June 30, 1998, from $(33,000) for the comparable period in 1997. This increase is principally due to an increase in the number of Company-managed stores for the six month period ended June 30, 1998, from the comparable period in 1997.

         The Company's net loss increased by $(1,978,000), or 64.1%, to a loss of $(5,064,000) for the six month period ended June 30, 1998, as compared to a loss of $(3,086,000) for the comparable period in 1997. The increase in net loss was principally due to an increase of $1,800,000 in the Company's provision for doubtful accounts, a non-cash charge of $1,915,000 ($1,110,000 of amortization of debt discount and an extraordinary loss of $805,000 of unamortized debt discount related to the extinguishment of debt upon the issuance of the Senior Convertible Preferred Stock on April 14, 1998), the writeoff of $175,000 of debt issuance costs related to the issuance of the 1998 Debentures, $311,000 of costs related to the inducement of Warrant conversions, a reduction in the net gains on the conveyance of Company-owned store assets to franchisees, the increase of costs associated with the increase in Company-managed, franchised stores in 1998 and 1997, offset, in part, by a decrease in the amortization of debt discount of approximately $2,407,000.

Liquidity and Capital Resources

         As of June 30, 1998 and December 31, 1997, the Company had $4,240,000 and $3,472,000, respectively, in working capital, and $764,000 and $334,000, respectively, of cash and cash equivalents. During the twelve month period ending December 31, 1998, the Company anticipates having the following capital requirements: renovating and/or remodeling of Company-owned stores; the continuing upgrade of the Company's management information system in conjunction with the software computer programs being installed in its Company-owned stores, in the aggregate approximate amount of $250,000; and acquiring retail optical stores, subject to the availability of qualified opportunities, in furtherance of the Company's business strategy, in amounts that cannot be projected by the Company at this time.

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

Item 5. Other Information.  Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

a.) Exhibits
    --------
                                EXHIBIT INDEX

Exhibit
Number
-------
10.83 Settlement Agreement dated July 31, 1998, pursuant to which the Company settled various disputes existing between the Company and Messrs. Sidney, Alan and David Singer (incorporated by reference to Exhibit 10.83 to the Company's Current Report on Form 8-K, dated July 31, 1998).

27            Financial Data Schedule.

b.) Reports on Form 8-K
    -------------------

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

                                             STERLING VISION, INC.
                                             (Registrant)


                                             By:      /s/ William J. Young
                                                 -------------------------------
                                                 William J. Young
                                                 Chief Financial Officer


                                                 Date: May 13, 1999