Form 10-Q/A
period 1998-09-30
STERLING VISION INC
filed 1999-05-14
CIK 1002554

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

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

                 1500 Hempstead Turnpike, East Meadow, NY 11554
          ------------------------------------------------------------
          (Address of Principal Executive Offices, including Zip Code)

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

Item 1.  Financial Statements

                     STERLING VISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars In Thousands)

                                                                          September 30     December 31,
                                                                              1998            1997
                                                                            -------         -------
                                                                                  (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                                 $   768         $   334
   Accounts receivable - net of allowance for
     doubtful accounts of $287 and $514, respectively                          8,506           8,446
   Franchise and other notes receivable - current                              2,698           3,301
   Inventories                                                                 3,272           3,310
   Due from related parties - current                                             98             110
   Prepaid expenses and other current assets                                     418             516
                                                                             -------         -------
   Total Current Assets                                                      $15,760         $16,017

Property and equipment - net of accumulated depreciation                      10,677           9,903

Franchise and other notes receivable - net of allowance
  for doubtful accounts of $1,062 and $562, respectively                      11,808          14,884
Excess of cost over net assets acquired                                        4,589           2,957
Restricted cash                                                                  624             550
Other noncurrent assets                                                        1,173           1,532
                                                                             -------         -------
   Total Assets                                                              $44,631         $45,843
                                                                             =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                         $ 2,926         $ 3,477
   Convertible debentures due August 25, 1998                                    -             1,652
   Accounts payable and accrued liabilities                                    6,567           6,127
   Accrual for store closings (Note 11)                                        2,885             452
   Franchise related obligations - current                                       990             837
                                                                             -------         -------
   Total Current Liabilities                                                 $13,368         $12,545

Long-term debt                                                                 7,639          10,249
Deferred franchise income                                                         75              96
Excess of fair value of assets acquired over cost                              1,100           1,362
Lease termination costs                                                          -               320

Commitments and contingencies (Note 7)

Shareholders' Equity:
   Preferred stock, $.01 par value per share; authorized
     5,000,000 shares; issued 35 shares                                        4,025             -
   Common stock, $.01 par value per share; authorized 28,000,000 shares;
     14,892,407 and 13,713,585, issued and outstanding, respectively             149             139
   Additional paid-in capital                                                 46,903          40,843
   (Deficit)                                                                 (28,628)        (19,711)
                                                                             -------         -------
   Total Shareholders' Equity                                                 22,449          21,271
                                                                             -------         -------
   Total Liabilities and Shareholders' Equity                                $44,631         $45,843
                                                                             =======         =======


See accompanying notes to Consolidated Condensed Financial Statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Dollars In Thousands, Except Per Share Data)

                                                        Three Months Ended                Nine Months Ended
                                                  ----------------------------     ------------------------------
                                                  September 30,  September 30,     September 30,    September 30,
                                                      1998            1997              1998             1997
                                                  (As restated)   (As restated)     (As restated)    (As restated)
Systemwide sales (Unaudited)                         $38,036         $42,013           $114,364         $114,950
                                                     =======         =======            =======          =======

Revenues:

   Net sales - Company stores                        $ 6,139         $ 5,554           $ 17,438         $ 16,211
   Franchise royalties                                 2,281           2,263              6,967            6,931
   Net gains and fees from the conveyance of
     Company-owned store assets to franchisees           -               414                167            1,293
   Other income                                          520             840              1,746            2,056
                                                     -------         -------           --------         --------
Total revenues                                        $8,940         $ 9,071           $ 26,318         $ 26,491
                                                     -------         -------           --------         --------

Costs and expenses:
   Cost of sales                                     $ 1,509         $ 1,495           $  4,363         $  4,372
   Selling expenses                                    4,141           3,419             11,716            9,947
   General and administrative expenses                 3,954           4,189             13,075           11,118
   Loss from managed stores                              271              66                331               99
   Provision for store closings (Note 11)              2,500             -                2,500              -
   Interest expense                                      331             301              1,248              923
   Amortization of debt discount                         -             1,512              1,110            5,029
                                                     -------         -------           --------         --------
Total costs and expenses                             $12,706         $10,982           $ 34,343         $ 31,488
                                                     -------         -------           --------         --------

(Loss) before provision for income taxes and
   extraordinary charge                              $(3,766)        $(1,911)          $ (8,025)        $ (4,997)
Provision for income taxes                               -               -                  -                -
                                                     -------         -------           --------         --------
(Loss) before extraordinary charge                   $(3,766)        $(1,911)          $ (8,025)        $ (4,997)
Extraordinary charge for early retirement of debt        -               -                 (805)             -
                                                     -------         -------           --------         --------
Net (loss)                                           $(3,766)        $(1,911)          $ (8,830)        $ (4,997)
                                                     =======         =======           ========         ========

Weighted average number of
   common shares outstanding                          14,536          13,801             14,536           13,801
                                                     =======         =======           ========         ========

Basic (loss) per common share                        $  (.26)        $  (.14)          $   (.61)        $   (.36)
                                                     =======         =======           ========         ========


See accompanying notes to Consolidated Condensed Financial Statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars In Thousands)

                                                                      For the Nine Months Ended
                                                                            September 30,
                                                                       -----------------------
                                                                         1998          1997
                                                                       -------        -------
Cash flows from operating activities:
   Net (loss)                                                          $(8,830)       $(4,997)
   Adjustments to reconcile net (loss) to net cash provided
     by operating activities:
       Depreciation and amortization                                     1,866          1,614
       Allowance for doubtful accounts                                   3,653            625
       Provision for store closings                                      2,500            -
       Net gain from the conveyance of Company-owned
         assets to franchisees                                            (102)        (1,053)
       Accrued interest                                                     54             63
       Amortization of fair value of assets acquired over cost            (262)          (284)
       Issuance of non-employee stock options                              227            140
       Lease termination costs                                              65            -
       Amortization of debt discount                                     1,915          5,029
   Changes in assets and liabilities:
       Accounts receivable                                              (2,463)            30
       Inventories                                                          38             37
       Prepaid expenses and other current assets                           119           (343)
       Other assets                                                        (70)        (1,171)
       Accounts payable and accrued liabilities                           (449)        (4,814)
       Franchise related obligations                                       153           (419)
       Deferred franchise income                                           (21)          (160)
                                                                       -------        -------

Net cash (used in) operating activities                                $(1,607)       $(5,703)
                                                                       -------        -------

Cash flows from investing activities:
   Acquisition, net of cash acquired                                    (1,598)           -
   Franchise notes receivable issued                                      (698)        (2,945)
   Repayment of franchise notes receivable                               2,082          2,107
   Purchase of property and equipment                                     (957)        (1,331)
   Conveyance of property and equipment                                    213          1,127
                                                                       -------        -------

Net cash (used in) investing activities                               $   (958)       $(1,042)
                                                                       --------        -------


See accompanying notes to Consolidated Condensed Financial Statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -- Cont'd.
                                   (Unaudited)
                                 (In Thousands)

                                                                      For the Nine Months Ended
                                                                             September 30,
                                                                       ----------------------
                                                                         1998          1997
                                                                       -------        -------
Cash flows from financing activities:
   Sale of common stock and other capital contributions                  2,714           --
   Payments on debt                                                     (3,215)        (9,481)
   Borrowings under franchise notes receivable Loan Agreement             --            9,500
   Repayment of revolving credit note                                     --           (1,000)
   Issuance of Convertible Debentures                                    3,500          7,540
                                                                       -------        -------

Net cash provided by (used in) financing activities                    $ 2,999        $ 6,559
                                                                                      -------
Net increase in cash and cash equivalents                              $   434        $  (186)

Cash and cash equivalents - beginning of year                              334            868
                                                                       -------        -------

Cash and cash equivalents - end of period                              $   768        $   682
                                                                       =======        =======

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest                                                          $   250        $   860
                                                                       =======        =======
     Income taxes                                                      $    29        $    47
                                                                       =======        =======
   Non-cash investing and financing transactions:
     Franchise stores reacquired                                         1,159           --
     Conversion of Convertible Debentures to Preferred Stock             4,025           --
     Preferred Stock dividend                                               87           --

Acquisition, net of cash acquired:
   Working capital, other than cash                                       (314)          (231)
   Property, plant and equipment                                           160            200
   Other assets                                                             31           --
   Goodwill                                                              1,721          2,541
   Less:  Common Stock issued                                             --           (2,510)
                                                                       -------        -------
   Acquisition, net of cash acquired                                   $ 1,598        $     0
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

                                   Preferred Stock        Common Stock     Additional                Total
                                   ----------------   -------------------   Paid-In     Retained  Shareholders'
                                   Shares   Amount      Shares     Amount    Capital   (Deficit)     Equity
                                     ---   --------   ----------   ------   --------    --------    --------

Balance - December 31, 1997           --       --     13,927,227   $  139   $ 40,843    $(19,711)   $ 21,271
                                                      ==========   ======   ========    ========    ========

Issuance of shares upon
   conversion of 1997 Debentures      --       --        395,630        4      1,648        --         1,652

Debt discount for the intrinsic
   value of the 1998 Debentures
   and fair value of Warrants         --       --           --       --        1,915        --         1,915

Net (loss)                            --       --           --       --         --          (971)       (971)
                                     ---   --------   ----------   ------   --------    --------    --------

Balance - March 31, 1998              --       --     14,322,857   $  143   $ 44,406    $(20,682)   $ 23,867
                                     ===   ========   ==========   ======   ========    ========    ========

Issuance of shares upon
   conversion of 1997 Warrants        --       --        392,000        4      2,073        --         2,077

Issuance of Preferred Stock           35      4,025         --       --         (525)       --         3,500

Net (loss)                            --       --           --       --         --        (4,093)     (4,093)
                                     ---   --------   ----------   ------   --------    --------    --------

Balance - June 30, 1998               35   $  4,025   14,714,857   $  147   $ 45,954    $(24,775)   $ 25,351
                                     ===   ========   ==========   ======   ========    ========    ========

Issuance of shares upon
   conversion of 1997 Warrants        --       --        158,000        2        820        --           822

Reduction related to stock price
   guarantees                         --       --           --       --         (185)       --          (185)

Stock dividend for Preferred Stock-            --         19,550     --           87         (87)       --

Non-employee stock options            --       --           --       --          227        --           227

Net (loss)                            --       --           --       --         --        (3,766)     (3,762)
                                     ---   --------   ----------   ------   --------    --------    --------

Balance - September 30, 1998          35   $  4,025   14,892,407   $  149   $ 46,903    $(28,628)   $ 22,449
                                     ===   ========   ==========   ======   ========    ========    ========


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

NOTE 12 - Company-Managed Stores

         In the fourth quarter of 1998, the Company, as required, adopted the provisions of Emerging Issues Task Force Issue 97-2 ("EITF 97-2"), "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." As of September 30, 1998, the Company managed a total of 12 locations for franchisees under the terms of management agreements. Such agreements generally provide for the operations of the location to be run by the Company, with primarily all operating decisions made by Company employees. The Company owns the inventory at the locations and is generally responsible for the collection of all revenues, and the payment of expenses.

         In connection with the adoption of EITF 97-2, the Company is restating the financial statements contained in this Quarterly Report on Form 10-Q/A for the nine month period ended September 30, 1998; in addition, the Company has deconsolidated the results of operations of certain franchise locations operated by the Company under management agreements to conform to the provisions of EITF 97-2. Such restatement had the effect of reducing net sales by approximately $3,487,000 and $1,573,000 and total expenses by approximately $3,818,000 and $1,672,000 for the nine month periods ended September 30, 1998 and 1997, respectively. The net result of such operations is classified as loss from stores operated under management agreements in the accompanying consolidated statement of operations. Such restatement had no impact on the net loss or net loss per share for either period.

NOTE 13 - Subsequent Events

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

Results of Operations

For the Nine Months Ended September 30, 1998 compared to September 30, 1997

         Systemwide sales represent combined retail sales generated by Company-owned and franchised stores, as well as revenues generated by VisionCare of California ("VCC"), a wholly-owned subsidiary of the Company licensed by the California Department of Corporations as a specialized health maintenance organization, and Insight. There were 296 Sterling Stores in operation, consisting of 48 Company-owned (including 6 stores being managed by Franchisees), 248 franchised stores including 12 stores being managed by the Company on behalf of the Franchise/owners thereof as of September 30, 1998, as compared to 317 Sterling Stores in operation, consisting of 50 Company-owned (including 6 stores being managed by Franchisees), 267 franchised stores including 6 stores being managed by the Company on behalf of the Franchise/owners thereof as of September 30, 1997. Such stores operate under various tradenames including Sterling Optical, Site for Sore Eyes, IPCO Optical, Benson Optical, Superior Optical, Southern Optical, Nevada Optical, Duling Optical, Monfried Optical, Kindy Optical and Singer Specs. Systemwide sales decreased by

$(586,000), or .5%, to $114,364,000 for the nine month period ended September 30, 1998, as compared to $114,950,000 for the comparable period in 1997. On a same store basis (for stores that operated as either a Company-owned or franchised store during the entirety of both of the nine month periods ended September 30, 1998 and 1997), systemwide sales increased by $716,000, or .8%, to $90,632,000 for the nine month period ended September 30, 1998, as compared to $89,916,000 for the comparable period in 1997.

         Aggregate sales generated from the operation of Company-owned stores increased by $1,227,000, or 7.6%, to $17,438,000 for the nine month period ended September 30, 1998, as compared to $16,211,000 for the comparable period in 1997. This increase was principally due to an increase in comparative sales as described below. Historical comparisons of aggregate sales generated by Company-owned stores can become distorted due to the conveyance of Company-owned store assets to franchisees. When Company-owned store assets are conveyed to franchisees, sales generated by such franchised store are no longer reflected in Company-owned store sales; however, the Company receives on-going royalties based upon a percentage of the sales generated by such franchised stores. On a same store basis, aggregate sales generated by Company-owned stores in operation during the entirety of both of the nine month periods ended September 30, 1998 and 1997, increased by $88,000, or .6%, to $14,057,000 for the nine month period ended September 30, 1998, as compared to $13,969,000 for the comparable period in 1997.

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

         The Company's gross profit margin increased by 2.0%, to 75.0% for the nine month period ended September 30, 1998, as compared to 73.0% for the comparable period in 1997. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competition and promotional incentives.

         Selling expenses increased by $1,769,000, or 17.8%, to $11,716,000 for the nine month period ended September 30, 1998, as compared to $9,947,000 for the comparable period in 1997. This increase was principally due to the increase in the number of Company-managed, franchised stores over the comparable period in 1997.

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

         Loss from Company-managed stores increased $(232,000) or 234% to $(331,000) for the nine month period ended September 30, 1998, from $(99,000) for the comparable period in 1997. This increase is principally due to an increase in the number of Company-managed stores for the nine month period ended September 30, 1998, from the comparable period in 1997.

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

                                                   Date: May 13, 1999