Form 10-Q
period 1999-03-31
STERLING VISION INC
filed 1999-05-24
CIK 1002554

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     There were 15,118,524 shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of May 7, 1999.

Item 1.  Financial Statements

                     STERLING VISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
                             (Dollars In Thousands)


                                                                                March 31,    December 31,
                                                                                  1999          1998
                                                                               -----------    --------
                                                                               (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                                    $  1,082      $    828
   Accounts receivable - net of allowance for
     doubtful accounts of $1,944 and $2,060, respectively                          3,073         2,257
   Other receivables                                                               1,246         1,121
   Franchise and other notes receivable                                            3,074         3,077
   Inventories                                                                     2,226         2,268
   Due from related parties                                                          110           125
   Prepaid expenses and other current assets                                         307           395
                                                                                --------      --------
     Total Current Assets                                                         11,118        10,071

Property and equipment - net of accumulated depreciation                           7,291         8,104

Franchise and other notes receivable - net of allowance
   for doubtful accounts of $400 and $450, respectively                           10,493        11,359
Excess of cost over fair value of assets acquired                                  3,647         3,735
Restricted cash                                                                      624           624
Other noncurrent assets                                                              590           601
                                                                                --------      --------
     Total Assets                                                               $ 33,763      $ 34,494
                                                                                ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                            $  4,043      $  4,130
   Accounts payable and accrued liabilities                                        7,253         7,099
   Accrual for store closings                                                      1,222         1,254
   Franchise related obligations                                                     913           939
                                                                                --------      --------
     Total Current Liabilities                                                    13,431        13,422

Long-term debt                                                                     6,403         7,422
Deferred franchise income                                                             87            90
Excess of fair value of assets acquired over cost                                    926         1,013

Commitments and contingencies (Note 5)

Shareholders' Equity:
   Senior Convertible Preferred Stock, $.01 par value per share; authorized
     5,000,000 shares; 29 and 35 shares issued and
     outstanding, respectively                                                     3,277         4,025
   Common stock, $.01 par value per share; authorized 28,000,000 shares; 15,118,524 and 14,920,351 issued and outstanding,
     respectively                                                                    151           149
   Additional paid-in capital                                                     46,919        46,036
   (Deficit)                                                                     (37,431)      (37,663)
                                                                                --------      --------
     Total Shareholders' Equity                                                   12,916        12,547
                                                                                --------      --------
     Total Liabilities and Shareholders' Equity                                 $ 33,763      $ 34,494
                                                                                ========      ========




     See accompanying notes to Consolidated Condensed Financial Statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)


                                                                   For the Three Months Ended
                                                                           March 31,
                                                                     1999              1998
                                                                 ------------      ------------
                                                                                   (As Restated)

Systemwide sales                                                 $     37,271      $     37,031
                                                                 ============      ============


Revenues:
   Net sales                                                     $      6,248      $      5,813
   Franchise royalties                                                  2,226             2,385
   Net gains and fees from the conveyance of
     Company-owned store assets to franchisees                            409               135
   Other income                                                           463               555
                                                                 ------------      ------------
Total Revenues                                                          9,346             8,888
                                                                 ------------      ------------

Costs and Expenses:
   Cost of sales                                                        1,800             1,765
   Selling expenses                                                     3,790             3,690
   General and administrative expenses                                  2,869             3,009
   Loss (Gain) from managed stores                                        113               (73)
   Interest expense                                                       306               395
   Amortization of debt discount                                         --               1,073
                                                                 ------------      ------------
Total Costs and Expenses                                                8,878             9,859
                                                                 ------------      ------------


Income (Loss) before provision for income taxes                           468              (971)
Provision for income taxes                                               --                --
                                                                 ------------      ------------
Net income (loss)                                                $        468      $       (971)
                                                                 ============      ============

Per share information (Note 4):
   Net income (loss) per share:

   Basic                                                         $        .02      $       (.07)
                                                                 ------------      ------------

   Diluted                                                       $       (.08)     $       (.07)
                                                                 ------------      ------------

   Shares used in computing net income (loss) per share:

   Basic                                                           15,060,000        14,189,000
                                                                 ------------      ------------

   Diluted                                                         16,085,000        14,189,000
                                                                 ------------      ------------




     See accompanying notes to Consolidated Condensed Financial Statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)
                                 (In Thousands)

                                                                  For the Three Months Ended
                                                                           March 31,
                                                                     1999         1998
                                                                    -------      -------
                                                                               (As Restated)

Cash flows from operating activities:
   Net income (loss)                                                $   468      $  (971)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                    628          572
       Amortization of debt discount                                   --          1,073
       Allowance for doubtful accounts                                  190           90
       Net gain from the conveyance of Company-owned store
         assets to franchisees                                         (327)         (75)
       Accrued interest                                                  18           22
       Accretion of fair value of assets acquired over cost             (87)         (87)
       Changes in assets and liabilities:
         Accounts receivable                                         (1,071)      (1,890)
         Inventories                                                     42           38
         Prepaid expenses and other current assets                      104          (71)
         Other assets                                                   (10)         (42)
         Accounts payable and accrued liabilities                       155         (134)
         Franchise related obligations                                  (25)         (80)
         Deferred franchise income                                       (3)          (3)
         Accrual for store closings and lease termination costs         (32)        (129)
                                                                    -------      -------

Net cash provided by (used in) operating activities                      50       (1,687)
                                                                    -------      -------

Cash flows from investing activities:
   Franchise notes receivable issued                                   (855)         (22)
   Proceeds from repayment of franchise notes receivable              1,663          708
   Purchase of property and equipment                                  (202)        (182)
   Conveyance of property and equipment                                 821          148
                                                                    -------      -------

Net cash provided by investing activities                           $ 1,427      $   652
                                                                    -------      -------




     See accompanying notes to Consolidated Condensed Financial Statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                     --------------------------------------
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -- Cont'd.
           ----------------------------------------------------------
                                   (Unaudited)
                                 (In Thousands)




                                                      For the Three Months Ended
                                                             March 31,
                                                         1999         1998
                                                        -------      -------
                                                                   (As Restated)
Cash flows from financing activities:
   Payment of Price Protection Guarantee                $   (99)     $  --
   Repayment of borrowings under STI Loan Agreement        (850)        (832)
   Repayment of revolving credit note                      --         (1,000)
   Repayment of other debt                                 (335)        (250)
   Issuance of 1998 Debentures                             --          3,500
   Borrowings under additional loan agreements               61         --
                                                        -------      -------

Net cash (used in) provided by financing activities      (1,223)       1,418

Net increase in cash and cash equivalents                   254          383

Cash and cash equivalents - beginning of period             828          334
                                                        -------      -------

Cash and cash equivalents - end of period               $ 1,082      $   717
                                                        =======      =======

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest                                           $   201      $   331
                                                        =======      =======





     See accompanying notes to Consolidated Condensed Financial Statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                     --------------------------------------
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 -----------------------------------------------
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                    -----------------------------------------
                                   (Unaudited)
                     (In Thousands, Except Number of Shares)

                                                                                            Additional                    Total
                                           Preferred Stock              Common Stock          Paid-In                  Shareholders'
                                         Shares        Amount        Shares       Amount      Capital      Deficit        Equity
                                         -------      -------      ----------     -------     --------    ---------      --------

Balance - December 31, 1998                   35      $ 4,025      14,920,351     $   149     $ 46,036    $ (37,663)     $ 12,547

Issuance of common shares upon
   conversion of Senior Convertible
   Preferred Stock                            (6)        (748)        175,000           2          899         (153)         --
Stock dividend on Senior Convertible
   Preferred Stock                          --           --            22,506        --             83          (83)         --
Reduction related to Price Protection
   Guarantee                                --           --              --          --            (99)        --             (99)
Issuance of common shares to
   franchisees                              --           --               667        --           --           --            --

Net income                                  --           --              --          --           --            468           468
                                         -------      -------      ----------     -------     --------    ---------      --------

Balance - March 31, 1999                      29      $ 3,277      15,118,524     $   151     $ 46,919    $ (37,431)     $ 12,916
                                         =======      =======      ==========     =======     ========    =========      ========





      See accompanying notes to Consolidated Condensed Financial Statement.

                     STERLING VISION, INC. AND SUBSIDIARIES
                     --------------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)

NOTE 1

     The accompanying Consolidated Condensed Financial Statements of Sterling Vision, Inc. (the "Registrant") and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998. There have been no changes in significant accounting policies since December 31, 1998.

NOTE 2 - Convertible Debentures

1997 Debentures

     On February 26, 1997, the Company entered into Convertible Debentures and Warrants Subscription Agreements with certain investors in connection with the private placement (the "Private Placement") of units (collectively, the "Units") consisting of an aggregate of $8,000,000 principal amount of the Company's debentures (collectively, the "Debentures") and an aggregate of 800,000 warrants (collectively, the "Warrants"). Each Warrant, exercisable until February 26, 2000, entitled the holder to purchase one share of the Company's Common Stock, at a price per share assumed to be $6.50. For every two Warrants exercised during the 2-year period ending May 30, 1999, a holder would receive an additional warrant (collectively, the "Bonus Warrants") to purchase one additional share of Common Stock at a price of $7.50 per share. Bonus Warrants have a term of 3 years from the date of grant.

     The Debentures were convertible at a price per share (the "Conversion Price") equal to the lesser of $6.50 or 85% of the average closing bid price of the Common Stock, as reported on the Nasdaq National Market System, for the 5 trading days immediately preceding the date of conversion. The Company did, however, have the right to redeem any Debentures requested to be converted, in the event the Conversion Price was $6.00 or less. In such event, the redemption price would have been equal to 115% of the face amount of that portion of the Debentures requested to be converted. As of March 31, 1999, all of the Debentures had been converted by the holders thereof.

     As of March 31, 1999, 250,000 and 275,000 Warrants and Bonus Warrants, respectively, remained outstanding.

1998 Debentures/Convertible Preferred Stock

     In February 1998, the Company again entered into Convertible Debentures and Warrants Subscription Agreements with certain investors in connection with the private placement of units consisting of an aggregate of $3,500,000 principal amount of convertible debentures (collectively, the "1998 Debentures") and an aggregate of 700,000 warrants (collectively, the "1998 Warrants"). The 1998 Warrants initially entitled the holders thereof to purchase up to 700,000 shares of the Company's Common Stock at a price of $5.00 per share.

     Subsequent to the date of the Company's issuance and sale of the 1998 Debentures and 1998 Warrants, the Company and the holders thereof (collectively, the "Original Holders") determined that the issuance and sale of the 1998 Debentures and 1998 Warrants should be rescinded based upon a certain mutual mistake of the Company and the Original Holders. Accordingly, on April 14, 1998, the Company and the Original Holders entered into an Exchange Agreement, effective as of February 17, 1998, whereby the 1998 Debentures were rescinded and declared null and void from inception and were exchanged for $3,500,000 stated value (approximately $4,025,000 fair value) of a series of the Company's Preferred Stock, par value $.01 per share (the "Senior Convertible Preferred Stock"), and the 1998 Warrants were exchanged for new warrants (the "New Warrants") entitling the Original Holders to purchase, until February 17, 2001, to the extent the Company did not redeem the Senior Convertible Preferred Stock on February 17, 1999, up to 700,000 shares of Common Stock at a price of $5.00 per share.

     The Senior Convertible Preferred Stock originally required the Company to pay quarterly dividends (in cash or Common Stock) calculated at a rate of 10% per annum, commencing May 17, 1998. Additionally, the Company, from and after February 17, 1999, was required to redeem (in cash or Common Stock) all of the Senior Convertible Preferred Stock at 105% of the then outstanding stated value, based on a conversion price of $5.00. The Company would be required to thereafter pay dividends thereon, calculated at the rate of 24% per annum. Finally, the Senior Convertible Preferred Stock contained a price-protection guarantee provision, whereby the Company, under certain circumstances, would be required to pay to the holders the difference between the $5.00 conversion price and the selling price (net of commissions) of any such shares sold by the holders.

     As a result of the foregoing, the Company recorded amortization of debt discount of $1,073,000 in the first quarter of 1998. This amount represented the intrinsic value of the beneficial conversion feature which was inherent in the conversion terms of the 1998 Debentures (approximately $963,000), and $110,000 of amortization related to the fair value of the 1998 Warrants issued in connection with the 1998 Debentures. The remaining portion of the discount, attributable to the 1998 Warrants, would have been amortized over the life of the 1998 Debentures. The terms of the 1998 Warrants allow for exercise at a price of $5.00 per share through the year 2001.

     On August 18, 1998 and November 19, 1998, the Company issued 19,550 and 27,944 registered shares of its Common Stock, respectively, in payment of the required dividends on the Senior Convertible Preferred Stock.

     On January 4, 1999, the Company and the holders of its Senior Convertible Preferred Stock entered into an Amendment Agreement to reduce the conversion price, from $5.00 to $4.00, of all shares of Senior Convertible Preferred Stock converted into Common Stock on or prior to February 10, 1999, and to eliminate the price protection guaranty provision contained in the original Agreement.

     On March 4, 1999, effective as of February 11, 1999, the Company and each of 4 remaining holders of the Senior Convertible Preferred Stock entered into another amendment to the original agreement, whereby they reduced the conversion price of all outstanding shares of Senior Convertible Preferred Stock from $5.00 to $3.00, extended the date by which the Company is required to redeem all outstanding Senior Convertible Preferred Stock from February 17, 1999 to February 17, 2000, eliminated the requirement for the Company to pay dividends on the Senior Convertible Preferred Stock from and after February 17, 1999, and reduced the exercise price of the outstanding 1998 Warrants from $5.00 to $4.00.

     On January 13, 1999 and March 26, 1999, certain holders of the Company's Senior Convertible Preferred Stock exercised their right to convert an aggregate of $650,000 stated value Senior Convertible Preferred Stock, into an aggregate of 175,000 registered shares of the Company's Common Stock.

NOTE 3 - Singer Transaction

     On April 1, 1997, the Company acquired all of the issued and outstanding shares of the capital stock of Singer Specs, Inc., a Delaware corporation, and certain of its wholly-owned subsidiaries (collectively, "Singer") pursuant to the terms of a certain Agreement and Plan of Reorganization, dated February 19, 1997 (the "Singer Agreement"), between the Company and the owners (collectively, the "Shareholders") of all of the capital stock of Singer; and, in April 1998, Singer Specs, Inc. was merged with and into the Registrant. As of the date of such acquisition, Singer was the operator of 4 retail optical stores, each of which were simultaneously franchised to corporations owned by the Shareholders, franchisor of an additional 27 retail optical stores, all of which were located in the States of Pennsylvania, Delaware, New Jersey, Virginia and the U.S. Virgin Islands, and owner of a commercial building located in Philadelphia, Pennsylvania, which was sold by the Company in December 1998.

     The Singer Agreement provided for the Shareholders to convey all of their capital stock to the Company in exchange for shares of the Company's Common Stock. In addition, the Shareholders pledged all their shares of the Company's Common Stock to secure their obligations under the Singer Agreement, with certain restrictions as to when the Shareholders could sell certain portions of their Common Stock.

     The Singer Agreement also provided that the Company, under certain circumstances, pay the Shareholders the difference between the market price at closing, and the selling price (net of 50% of commissions) of any such shares of Common Stock subsequently sold by the Shareholders (the "Price Protection Guaranty").

     On July 31, 1998, the Company and the Shareholders entered into a Settlement Agreement whereby the Company released to the Shareholders all of the remaining shares of Common Stock originally pledged to the Company. Additionally, the parties agreed to reduce the Price Protection Guaranty, from $8.05 to $6.60, the Shareholders agreed to pay the Company the first $300,000 of net proceeds realized by them in connection with their future sale of the Company's Common Stock above the Price Protection Guaranty, and the Company agreed to accelerate the time periods within which the Shareholders could sell their remaining shares of Common Stock.

     For the three months ended March 31, 1999, the Company paid the Shareholders approximately $99,000 for the Price Protection Guaranty related to their sale of approximately 30,000 shares of the Company's Common Stock. There were no sales of shares for the comparable period in 1998.

NOTE 4 - Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

                                                             For the Three Months Ended
                                                                     March 31,
                                                               1999              1998
                                                           ------------      ------------
                                                                             (As Restated)
Numerator:
   Net income (loss)                                       $    468,000      $   (971,000)
   Senior Convertible Preferred Stock dividends                 (83,000)             --
   Effect of the induced conversion of Senior
      Convertible Preferred Stock                              (153,000)             --
                                                           ------------      ------------

   Numerator for basic earnings (loss) per share -
      income available to common shareholders                   232,000          (971,000)

      Effect of dilutive securities:
        Senior Convertible Preferred Stock dividends             83,000              --
      Effect of the assumed conversion of Senior
        Convertible Preferred Stock                          (1,568,000)             --
                                                           ------------      ------------

   Numerator for diluted (loss) per share - income
      available to common shareholders after effect of
      assumed conversion                                   $ (1,253,000)     $   (971,000)
                                                           ============      ============

Denominator:
   Denominator for basic earnings (loss) per share -
      weighted average shares outstanding                    15,060,000        14,189,000

      Effect of dilutive securities:
        Options and warrants                                     75,000                --
        Effect of assumed conversion of Senior
          Convertible Preferred Stock                           950,000                --
                                                           ------------      ------------
      Dilutive potential common shares                        1,025,000                --

   Denominator for diluted (loss) per share-
      adjusted weighted-average shares outstanding and
        effect of assumed conversions                        16,085,000        14,189,000
                                                           ============      ============

Basic earnings (loss) per share                            $        .02      $       (.07)
                                                           ============      ============

Diluted (loss) per share                                   $       (.08)     $       (.07)
                                                           ============      ============

NOTE 5 - Commitments and Contingencies

     The Company is, from time to time, a party to litigation arising in the ordinary course of business. In the opinion of management, there are no significant claims outstanding that are likely to have a material, adverse effect upon the consolidated financial statements of the Company.

     The Company leases locations for the majority of both its Company-owned and franchised stores. The Company holds the master lease on substantially all franchised locations and, as part of the franchise agreement, sublets the related premises to the franchisee. Most master leases require the payment of additional rent in the form of common area maintenance charges, real estate taxes and other items, as well as percentage rent based upon the store in question exceeding certain established sales volume. As required by SFAS 13 "Accounting for Leases," the Company amortizes its rent expense on a straight-line basis over the respective lives of the related leases.

     As of March 31, 1999, the Company held leases for six excimer lasers and ancillary equipment expiring in various years through 2001. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets.

NOTE 6 - Company-Managed Stores

     In the fourth quarter of 1998, the Company, as required, adopted the provisions of Emerging Issues Task Force Issue 97-2 ("EITF 97-2"), "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." In connection with the adoption of EITF 97-2, the Company, as required, deconsolidated the results of operations pertaining to those franchised stores being operated by the Company under management agreements. In connection with the adoption of EITF 97-2, the Company restated the Quarterly Report on Form 10-Q/A2 for the three months ended March 31, 1998.

     For the three months ended March 31, 1999 and 1998, Net Sales for Company-managed stores were approximately $463,000 and $1,126,000, respectively, and Total Costs and Expenses were approximately $576,000 and $1,053,000, respectively. There was no impact on net income or net loss per share for either period. The net result of the Company's Operation of such franchised stores (being managed by the Company) is classified as a gain or loss from stores operated under management agreements in the accompanying Consolidated Condensed Statements of Operations.

     For the three months ended March 31, 1999 and 1998, the Company managed a total of 5 and 12 franchised locations, respectively, under management agreements. The agreements generally provide for the Company's management of the operations of each location, with all operating decisions being made primarily by the Company. The Company owns the inventory at each location and is generally responsible for the collection of all revenues and the payment of expenses.

NOTE 7 - Segment Information

     In the fourth quarter of 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers.

     For the three months ended March 31, 1999 and 1998, the Company's operations were classified in three principal industry segments:

     RETAIL OPTICAL: The retail optical segment, whereby the Company owns and operates, as well as franchises, a chain of retail optical stores which offer eyecare products such as prescription and non-prescription eyeglasses, eyeglass frames, ophthalmic lenses, contact lenses, sunglasses and a broad range of ancillary items.

     INSIGHT LASER: The Insight Laser segment, whereby the Company owns and operates a laser surgery center and provides access, for a fee, to affiliated ophthalmologists who utilize the Company's other excimer lasers in offering PRK, a procedure performed to correct certain degrees of myopia.

     AMBULATORY SURGERY: The Ambulatory Surgery segment, whereby the Company manages the operations of a full-service ambulatory surgery center located in Garden City, New York.

     Prior to 1996, the Company's operations were limited to the retail optical segment.

     Summarized financial information concerning the industry segments and geographic areas in which the Company operated for each of the three months ended March 31, 1999 and 1998, is shown in the following tables (in thousands):

                         OPERATIONS BY INDUSTRY SEGMENT


                                  Retail     Insight  Ambulatory
                                  Optical    Laser     Surgery      Total
                                  -------    ------    ------      --------
1999

Revenues from sales               $ 5,102    $  943    $  203      $  6,248
Franchise-related and other         3,098      -         -            3,098
                                  -------    ------    ------      --------

Total Revenues                      8,200       943       203         9,346
Operating Profit                      255       330        73           658
Capital Expenditures                  202      -         -              202
Depreciation and Amortization         386       212        30           628


1998

Revenues from sales                 5,396       417      -            5,813
Franchise-related and other         3,075      -         -            3,075
                                  -------    ------    ------       -------

Total Revenues                      8,471       417      -            8,888
Operating Profit                      319        39      -              358
Capital Expenditures                  182      -         -              182
Depreciation and Amortization         360       212      -              572

     There were no intersegment sales for either of the three months ended March 31, 1999 or 1998. No single customer represented more than ten percent of consolidated sales for either of the three months ended March 31, 1999 or 1998.

NOTE 8 - Reclassifications

     Certain reclassifications have been made to prior year's financial statements to conform with the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the Three Months Ended March 31, 1999 compared to March 31, 1998

     Systemwide sales, which represent combined retail sales generated by Company-owned stores, as well as revenues generated by VisionCare of California ("VCC"), a specialized health care maintenance organization licensed by the California Department of Corporations , the Company's ambulatory surgery center, and its Insight Laser division, increased by approximately $240,000, or .6%, to $37,271,000 for the three months ended March 31, 1999, as compared to $37,031,000 for the comparable period in 1998. As of March 31, 1999, there were 289 Sterling Stores in operation, consisting of 45 Company-owned stores (including 5 Company-owned stores being managed by franchisees) and 244 franchised stores (including 5 franchised stores being managed by the Company on behalf of the franchisee), as compared to 308 Sterling Stores in operation as of March 31, 1998, consisting of 45 Company-owned stores (including

6 Company-owned stores being managed by franchisees) and 263 franchised stores (including 12 stores being managed by the Company on behalf of the franchisee). The stores operate under various trade names including Sterling Optical, Site for Sore Eyes, IPCO Optical, Benson Optical, Superior Optical, Southern Optical, Nevada Optical, Duling Optical, Monfried Optical, Kindy Optical and Singer Specs. On a same store basis (for stores that operated as either a Company-owned or franchised store during the entirety of both of the three months ended March 31, 1999 and 1998), systemwide sales decreased by $549,000, or 1.7%, to $32,219,000 for the three months ended March 31, 1999, as compared to $32,768,000 for the comparable period in 1998. There were 249 stores that operated as either a Company-owned, a Company-managed or franchised store during the entirety of both the three months ended March 31, 1999 and 1998.

     Net sales, which represent combined retail sales generated by Company-owned stores, as well as revenues generated by VCC, the Company's ambulatory surgery center and its Insight Laser division, increased by $435,000, or 7.5%, to $6,248,000 for the three months ended March 31, 1999, as compared to $5,813,000 for the comparable period in 1998. This increase was principally due to an increase in the revenues generated by the Company's Insight Laser division, and an increase in the revenues of its ambulatory surgery center, which commenced operations on May 6, 1998, offset in part by a decrease in comparable store sales as described below. On a same store basis, aggregate sales generated by Company-owned stores in operation during the entirety of both the three months ended March 31, 1999 and 1998, decreased by $108,000, or 3.1%, to $3,350,000 for the three months ended March 31, 1999, as compared to $3,458,000 for the comparable period in 1998.

     Aggregate sales generated from the operation of franchised stores decreased by $195,000, or .7%, to $31,023,000 for the three months ended March 31, 1999, as compared to $31,218,000 for the comparable period in 1998. This decrease was principally due to a decrease in the number of franchise units in operation during the three months ended March 31, 1999 as compared to the comparable period in 1998, and a decrease in comparable store sales as described below, offset in part by an increase in aggregate sales for those stores opened during 1998 that were open for a full year in 1999. On a same store basis, aggregate sales generated by franchised stores in operation during the entirety of both the three months ended March 31, 1999 and 1998, decreased by $442,000, or 1.5%, to $28,868,000 for the three months ended March 31, 1999, as compared to $29,310,000 for the comparable period in 1998.

     Franchise royalties decreased by $159,000, or 6.7%, to $2,226,000 for the three months ended March 31, 1999, as compared to $2,385,000 for the comparable period in 1998. This decrease was principally due to a decrease in the number of franchised units in operation for the three months ended March 31, 1999 as compared to the comparable period in 1998, offset in part by the impact of the new franchise units opened during the first quarter of 1998, as compared to those in operation for a full year in 1999.

     Net gains and fees from the conveyance of Company-owned store assets to franchisees increased by $274,000 to $409,000 for the three months ended March 31, 1999 as compared to $135,000 for the comparable period in 1998. This increase was principally due to the conveyance of the assets of four Company-owned stores to franchisees for the three months ended March 31, 1999, as compared to the conveyance of the assets of two Company-owned stores to franchisees during the comparable period in 1998.

     The Company's gross profit margin increased by 1.6%, to 71.2% for the three months ended March 31, 1999, as compared to 69.6% for the three months ended March 31, 1998. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competition and promotional incentives.

     Selling expenses decreased to $3,790,000, or 60.7% of net sales for the three months ended March 31, 1999, as compared to $3,690,000, or 63.5% of net sales for the comparable period in 1998. This percentage decrease was principally due to lower operating costs at the store level for the three months ended March 31, 1999, as compared to the comparable period in 1998, offset in part by an increase in payroll related expenses.

     General and administrative expenses (including depreciation and interest expense) decreased by $229,000, or 6.7%, to $3,175,000 for the three months ended March 31, 1999, as compared to $3,404,000 for the comparable period in 1998. This decrease was principally due to a decrease in field-related payroll expenses as a result of fewer stores being in operation for the three months ended March 31, 1999, as compared to 1998, and a decrease in other overhead expenses related to improved cost control.

     Loss from Company-managed stores increased by $186,000, or 255%, to $(113,000) for the three months ended March 31, 1999, as compared to a gain of $73,000 for the comparable period in 1998.

     The Company's income before taxes increased by $1,439,000 to $468,000 for the three months ended March 31, 1999, as compared to a loss of $(971,000) for the comparable period in 1998. This increase was principally due to the reduction of approximately $1,073,000 of amortization of debt discount costs for the three months ended March 31, 1999, and approximately $274,000 of increased gains and fees from the conveyance of Company-owned store assets to franchisees.

Liquidity and Capital Resources

     For the three months ended March 31, 1999, cash flows generated from operating activities were $50,000, as compared to cash flows used in operating activities of $(1,687,000) for the three months ended March 31, 1998.

     For the three months ended March 31, 1999, cash flows provided by investing activities were $1,427,000, as compared to $652,000 for the comparable period in 1998.

     For the three months ended March 31, 1999, cash flows used in financing activities were $(1,223,000), comprised primarily of payments on debt.

     The Company believes that, in the furtherance of its business strategies, the Company's future capital requirements will include renovating and/or remodeling Company-owned stores, acquiring retail optical stores, subject to the availability of qualified opportunities, and continued upgrading of the Company's management information systems. Additionally, the Company is likely to continue to provide purchase money financing in connection with its sale of Company-owned store assets to franchisees, which is likely to defer the receipt of cash relating to the sales of such assets.

     The Company believes that it will continue to improve cash flows during 1999 based on the following factors, among others: (i) closing certain under-performing Company-owned stores, (ii) improvement in store profitability through increased monitoring of store-by-store operations and actual results as compared to expected results, (iii) an expected increase in operations and cash flows of the Company's Insight Laser and ambulatory surgery center businesses, and (iv) a reduction of administrative overhead expenses, if necessary.

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

Impact of the Year 2000 Issue

     The Year 2000 Issue is the result of potential problems with computer systems and/or any equipment with computer chips that use dates, where the date has been stored as just two digits (e.g. 97 for 1997). On January 1, 2000, any clock or date recording mechanism (including date sensitive software) which uses only two digits to represent the year, may recognize a date using 00 as the year 1900, rather than the year 2000. This could result in a system failure or miscalculations, thus causing disruption of operations. As a result, systems may be unable to accurately process certain date-based information.

     The Company has reviewed the Year 2000 Issue with its management information systems providers and consultants. The Company believes that the Year 2000 Issue will not have a material impact on the operations of the Company since its computer programs were written utilizing four digits to define the applicable year. However, the Company cannot determine, as of the date hereof, the impact of the Year 2000 Issue on any of its vendors and/or franchisees, which might materially impact the operations of the Company.

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

    10.86 Waiver, dated April 13, 1999, to the Registrant's Loan Agreement with STI Credit Corp., dated June 30, 1997, as previously amended on October 9, 1997 and April 14, 1998. (Incorporated by reference.)

B.   Reports on Form 8-K

     1. On January 14, 1999, the Registrant filed a Report on Form 8-K with respect to the First Amendment to its Convertible Preferred Stock and Warrants Subscription Agreements.

     2. On March 4, 1999, the Registrant filed a Report on Form 8-K with respect to the Second Amendment to its Convertible Preferred Stock
           and Warrants Subscription Agreement.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        STERLING VISION, INC.
                                        (Registrant)

                                        BY:  /s/ Robert Cohen
                                             --------------------------------
                                             Robert Cohen
                                             Chairman of the Board

                                        BY:  /s/William J. Young
                                             ----------------------------------
                                             William J. Young
                                             Chief Financial Officer/Treasurer



                                             Dated:  May 24, 1999