Form 10-K/A
period 1998-12-31
STERLING VISION INC
filed 1999-05-28
CIK 1002554

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

  X    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
-----  Act of 1934 For the Year ended December 31, 1998.

       Transition Report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934

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

                         ------------------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                 TITLE                                       EXCHANGE
                 -----                                       --------
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

                          Yes X              No
                             ---               ----

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

Item 1.  Business

       The Company and its franchises develop and operate retail optical stores principally under one of the trade names "Sterling Optical," "IPCO Optical," "Site For Sore Eyes," "Benson Optical," "Southern Optical," "Superior Optical," "Nevada Optical," "Duling Optical," "Monfried Optical," "Kindy Optical" and "Singer Specs." The Company is presently formulating plans to change the trade name of most Sterling Stores (other than its Site for Sore Eyes stores located in Northern California) to "Sterling Optical." The Company also operates VisionCare of California ("VCC"), a specialized health care maintenance organization licensed by the California Department of Corporations. VCC employs licensed optometrists who render services in offices located immediately adjacent to, or within, most Sterling Stores located in California.

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

       While most Sterling Stores presently operate under one of the trade names "Sterling Optical," "IPCO Optical," "Site For Sore Eyes," "Benson Optical," "Southern Optical," "Superior Optical," "Nevada Optical," "Duling Optical," "Monfried Optical," "Kindy Optical," and "Singer Specs," the Company is in the process of changing the trade name of most Sterling Stores (other than those of its Site for Sore Eyes stores located in Northern California) to "Sterling Optical". The Company also operates VisionCare of California ("VCC"), a specialized health care maintenance organization licensed by the California Department of Corporations. VCC employs licensed optometrists who render services in offices located immediately adjacent to, or within, most Sterling Stores located in California.

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

       The following chart sets forth the breakdown of Sterling Stores as of December 31, 1998 and December 31, 1997:

                                                                                                     December 31

                                                                                           1998                    1997
                                                                                           ----                    ----
 I.    COMPANY-OWNED STORES:

             Company-Owned Stores in Operation............................................  35                       50
             Company-Owned Stores Being Managed by Franchisees............................   6                        0
             Leases Under Negotiation.....................................................   2                        3
                                                                                             -                        -

                           Total..........................................................  43                       53
                                                                                            ==                       ==

             Existing store locations: California (10), Illinois (1),
             Kentucky (2), Michigan (2), New Jersey (2), New York (20), North
             Dakota (1), Pennsylvania (2) and West Virginia (1).

II.    FRANCHISED STORES:

             Stores in Operation.......................................................... 239                      257
             Franchise Owned Stores Being Managed by Company..............................  12                        6
             Stores Under Construction....................................................   4                        2
                                                                                             -                        -

                           Total.......................................................... 255                      265
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

Item 4.  Submission of Matters to a Vote of Security Holders

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

       The Registrant's Common Stock has been listed on the Nasdaq National Market System ("Nasdaq") under the trading symbol "ISEE" since December 25, 1995. The range of high and low sales prices for the Registrant's Common Stock for the last two years are as follows:

                                                     1998                                                 1997
                                                     ----                                                 ----

Quarter Ended:                          High                      Low                          High                   Low
-------------                           ----                      ---                          ----                   ---
March 31                                $6.88                     $4.63                      $10.88                   $4.50
June 30                                 $6.88                     $4.50                       $8.88                   $6.25
September 30                            $7.38                     $2.50                       $8.63                   $5.63
December 31                             $4.75                     $2.13                       $7.88                   $5.50



       The approximate number of Shareholders of record of the Registrant's Common Stock at March 26, 1999, was 187.

       The Company has no intention to pay dividends on its Common Stock in the foreseeable future. It is the present policy of the Company's Board of Directors to retain earnings to finance the Company's operations and expansion.

       In February 1998, the Registrant issued $3,500,000 (stated value) of its Senior Convertible Preferred Stock (the "Preferred Stock") (see Note 14 and Note
18), which requires the Company to pay quarterly dividends during the one year period which commenced on such date, calculated at the rate of 10% per annum.

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

                                                                                 Year Ended December 31,
                                                         ---------------------------------------------------------------------
                                                            1998          1997          1996             1995            1994_
                                                         ----------    ----------    ----------       ----------      --------
Statement of Operations Data:                                  (In thousands except for per share data and number of stores)

Systemwide sales                                           $149,947       $146,333      $131,593        $112,258       $104,168
                                                           ========       ========      ========        ========       ========

Net sales - Company-owned stores                            $23,163        $22,402       $27,496         $25,773        $27,684
Franchise royalties                                           9,135          9,550         7,616           6,891          5,921
Net gains and fees from the conveyance of
 Company-owned store assets to Franchisees that are:
    Unrelated parties                                           564          1,462         1,963           2,197          2,832
    Related parties                                            -              -             -               -               519
Other income (1)                                              2,265          2,578         2,287           2,017          1,768
                                                           --------       --------      --------        --------       --------

    Total revenues                                           35,127         35,992        39,362          36,878         38,724
                                                            -------        -------       -------         -------        -------

Cost of sales                                                 8,087          6,973         8,587           6,495          7,590
Selling expenses                                             15,981         16,296        18,961          16,127         16,414
General and administrative expenses                          21,758         17,859        16,743          10,529         11,321
Loss from Company-managed stores (2)                            792            173           265            -              -
Provision for store closings (3)                              2,800          1,336          -               -              -
Amortization of debt discount                                 1,110          5,916          -               -              -
Interest expense                                              1,571          1,601         1,297             831            647
                                                           --------       --------      --------        --------       --------

    Total costs and expenses                                 52,099         50,154        45,853          33,982         35,972
                                                            -------        -------       -------          ------         ------

(Loss) Income before provision for
  income taxes and extraordinary item                       (16,972)       (14,162)       (6,491)          2,896          2,752
Provision for (benefit from) income taxes (4)                  -              -           (2,001)          2,129            127
                                                        -----------    -----------        -------        -------        -------

(Loss) income before extraordinary item                     (16,972)       (14,162)       (4,490)            767          2,625
                                                            --------       --------       -------      ---------         ------

Extraordinary charge for early retirement of debt              (805)             -             -               -              -
Net (loss) income                                          $(17,777)      $(14,162)      $(4,490)       $    767         $2,625
                                                           ---------      ---------      --------       --------         ------

(Loss) income per share of common stock - basic and
  diluted                                               $    (1.22)    $    (1.02)    $    (.36)        $    .08       $    .26
                                                        -----------    -----------    ----------        --------       --------

Weighted average common shares - basic and diluted (6)       14,627         13,883        12,341          10,031          9,963
                                                          ---------      ---------       -------          ------         ------

Pro Forma Statement of Operations Data (Unaudited):(5)

Income before provision for income taxes and
  extraordinary item                                                                                      $2,896         $2,752
Pro forma provision for income taxes                                                                       1,158          1,101
                                                                                                          ------         ------

Pro forma net income before extraordinary item                                                            $1,738         $1,651
Pro forma income per share of common stock - basic
  and diluted                                                                                             $  .17         $  .16

Weighted average common shares - basic and diluted (6)                                                    10,031         10,031



                                                                                Year Ended December 31,
                                                         ---------------------------------------------------------------------
                                                            1998          1997          1996             1995            1994
                                                         ----------    ----------    ----------       ----------      --------
Sterling Store Data:                                                  (In thousands except number of stores)

Company-owned stores bought, opened or reacquired                 6              7            24              39             14
Company-owned stores sold or closed                             (17)           (19)          (33)             (8)           (19)
Company-owned at end of period                                   35             50            62              71             40
Company-owned stores being managed by Franchisees at
   end of period                                                  6              0             0               0              0
Franchised stores being managed by Company at end of
   period                                                        12              6             6               1              0
Franchise-owned/managed stores at end of period                 239            263           257             150            141

Average sales per store: (7)
  Company-owned stores                                     $    478       $    424      $    395        $    659       $    637
  Franchised stores                                        $    475       $    478      $    392        $    600       $    586

Average franchise royalties per
  franchised store (7)                                     $     35       $     37      $     43        $     48       $     45

Balance Sheet Data:

Working capital (deficit)                                   $(3,351)       $ 3,472      $ (3,803)        $16,312        $ 1,750
Total assets                                                 34,494         45,843        46,269          46,455         24,186
Total debt                                                   11,552         15,378        15,184          13,900          8,121
Shareholders' equity                                         12,547         21,271        19,557          22,825         10,517



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

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Sterling Vision, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Sterling Vision, Inc. (a New York corporation) and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


Deloitte and Touche LLP
New York, New York

March 27, 1998

                     STERLING VISION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                                        December 31,
                                                                                                 -------------------------
                                                                                                   1998              1997
                                                                                                 --------           ------

ASSETS

Current assets:
         Cash and cash equivalents                                                                $   828         $   334
         Franchise receivables, net of allowance for doubtful accounts of $2,060 and
            $514, respectively                                                                      2,257           5,956
         Other receivables                                                                          1,121           2,490
         Current portion of notes receivable from franchisees                                       3,077           3,301
         Inventories                                                                                2,268           3,310
         Due from related parties                                                                     125             110
         Prepaid expenses and other current assets                                                    395             516
                                                                                                 --------        --------

                  Total current assets                                                             10,071          16,017

Property and equipment, net                                                                         8,104           9,903

Franchise and other notes receivable - net of allowance for doubtful accounts
         of $450 for 1998 and $562 for 1997                                                        11,359          14,884

Goodwill/net                                                                                        3,735           2,957
Restricted cash                                                                                       624             550

Other assets                                                                                          601           1,532
                                                                                                 --------          ------

                                                                                                   34,494          45,843
                                                                                                  =======          ======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Current portion of long-term debt                                                        $ 4,130         $ 3,477
         Accounts payable and accrued liabilities                                                   7,099           6,126
         Accrual for store closings                                                                 1,254             453
         Convertible debentures                                                                       -             1,652
         Franchise deposits and other current liabilities                                             939             837
                                                                                                 --------        --------

                  Total current liabilities                                                        13,422          12,545

Long-term debt                                                                                      7,422          10,249
Deferred franchise income                                                                              90              96
Excess of fair value of assets acquired over cost                                                   1,013           1,362
Lease termination costs                                                                              -                320

Commitments and contingencies (Note 10)
Shareholders' equity:
  Preferred stock, $.01 par value per share; authorized 5,000,000 shares;
    35 shares issued and outstanding                                                                4,025            -
  Common stock, $.01 par value per share; authorized 28,000,000 shares;
    14,920,351 and 13,927,227 issued and outstanding in 1998 and 1997, respectively                   149             139
  Additional paid-in capital                                                                       46,036          40,843
  (Accumulated deficit)                                                                           (37,663)        (19,711)
                                                                                                  --------        --------
                                                                                                   12,547          21,271
                                                                                                 --------        --------

                                                                                                  $34,494         $45,843
                                                                                                 ========        ========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)


                                                                                   For the Year Ended December 31,
                                                                             --------------------------------------------
                                                                                1998             1997               1996
                                                                             ----------       ----------          -------

Revenues:

         Net sales                                                             $23,163           $22,402          $27,496
         Franchise royalties                                                     9,135             9,550            7,616
         Net gains and fees from the conveyance of Company-owned
            assets to franchisees                                                  564             1,462            1,963
         Interest and other income                                               2,265             2,578            2,287
                                                                             ---------         ---------        ---------

Total revenues                                                                  35,127            35,992           39,362
                                                                             ---------         ---------        ---------

Costs and expenses:

         Cost of sales                                                           8,087             6,973            8,587
         Selling expenses                                                       15,981            16,296           18,961
         General and administrative expenses                                    21,758            17,859           16,743
         Loss from stores operated under management agreements                     792               173              265
         Provision for store closings                                            2,800             1,336             -
         Amortization of debt discount                                           1,110             5,916             -
         Interest expense                                                        1,571             1,601            1,297
                                                                             ---------         ---------        ---------

Total costs and expenses                                                        52,099            50,154           45,853
                                                                             ---------         ---------        ---------

Loss before benefit from income taxes and extraordinary item                   (16,972)          (14,162)          (6,491)
Benefit from income taxes                                                         -                 -              (2,001)
                                                                             ---------         ---------        ---------

Loss before extraordinary item                                                 (16,972)          (14,162)          (4,490)
Extraordinary item - loss from early retirement of debt                           (805)             -                  -
                                                                             ---------         ---------        ---------

Net loss                                                                      $(17,777)         $(14,162)         $(4,490)
                                                                              =========         =========         ========


Net loss per common share - basic and diluted:

Loss from continuing operations                                             $    (1.16)       $    (1.02)        $  (0.36)
Extraordinary item - loss from early retirement of debt                          (0.06)            -                   -
                                                                             ---------         ---------        ---------

Net loss                                                                    $    (1.22)       $    (1.02)        $  (0.36)
                                                                            ===========       ===========        =========


Weighted average number of common shares outstanding - basic
         and diluted                                                            14,627            13,883           12,341
                                                                             =========         =========        =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                 (Dollars in Thousands, Except Number of Shares)

                                                                                           Additional                  Total
                                           Preferred   Stock            Common Stock        Paid-In                 Shareholders'
                                             Shares    Amount       Shares       Amount     Capital       Deficit      Equity
                                           ---------   ------       ------       ------    ----------     -------   -------------

Balance - December 31, 1995                      -     $   -      12,207,495      $122      $23,762      $(1,059)       $22,825

Issuance of 100,000 common
  shares in an over-allotment
  from the public offering
  and 80,040 shares to
  franchisees                                    -         -         180,040         2        1,220           -           1,222
Net loss                                         -         -              -         -            -            -              -
                                            -------    ------     ----------      ----      -------     ---------       -------

Balance - December 31, 1996                      -         -      12,387,535       124       24,982       (5,549)        19,557

Issuance of common
  shares in exchange for debt                    -         -         144,916         1          973           -             974
Issuance of common shares
  related to an acquisition                      -         -         305,747         3        2,293           -           2,296
Issuance of common shares
  to franchisees                                 -         -           4,002        -            30           -              30
Issuance of shares upon
  conversion of debentures                       -         -       1,085,027        11        6,348           -           6,359
Debt discount                                    -         -              -         -         5,436           -           5,436
Non-employee stock options                       -         -              -         -           781           -             781
Net loss                                         -         -              -         -            -       (14,162)       (14,162)
                                            -------    ------     ----------      ----      -------     --------        -------

Balance - December 31, 1997                      -         -      13,927,227       139       40,843      (19,711)        21,271

Issuance of shares upon
  conversion of 1997
  Debentures                                     -         -         395,630         4        1,648           -           1,652
Debt discount for the intrinsic
  value of the 1998
  Debentures and the fair
  value of the 1998 Warrants                     -         -              -         -         1,915           -           1,915
Issuance of shares upon
  conversion of Warrants                         -         -         550,000         6        2,038           -           2,044
Issuance of Senior
  Convertible Preferred Stock                    35     4,025             -         -          (525)          -           3,500
Reduction related to stock
  price guarantees                               -         -              -         -          (285)          -            (285)
Stock dividend on Senior
  Convertible Preferred Stock                    -         -          47,494        -           175         (175)             0
Non-employee stock options                                                                      227                         227
Net loss                                         -         -              -         -            -       (17,777)       (17,777)
                                            -------    ------     ----------      ----      -------     --------        -------

Balance - December 31, 1998                      35    $4,025     14,920,351      $149      $46,036     $(37,663)       $12,547
                                            =======    ======     ==========      ====      =======     ========        =======




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                            For the Year Ended
                                                                                               December 31,

                                                                                     1998          1997             1996
                                                                                 ------------  ------------     --------

Cash flows from operating activities:
    Net loss                                                                        $(17,777)     $(14,162)      $(4,490)
    Adjustments to reconcile net loss to net
         cash used in operating activities:
             Depreciation and amortization                                             3,000         2,310         1,481
             Allowance for doubtful accounts                                           6,500         1,198           928
             Provision for store closings                                              2,800           772
             Net gain from the conveyance
                of Company-owned assets
                to franchisees                                                          (564)       (1,131)       (1,610)
             Deferred income taxes payable                                               -             -          (2,082)
             Accrued interest                                                             72            84           121
             Amortization of fair value of assets acquired over cost                    (349)         (347)         (231)
             Stock options charged to expense                                            227           781           -
             Amortization of debt discount                                             1,915         5,436           -
    Changes in operating assets and liabilities:
                Accounts receivable                                                     (549)         (477)       (4,541)
                Inventories                                                            1,042           368         1,168
                Prepaid expenses and other current assets                                127           375          (478)
                Other assets                                                           1,122           223            50
                Accounts payable and accrued liabilities                                 536        (2,760)          778
                Franchise deposits and other current liabilities                         102          (387)          400
                Deferred franchise income                                                 (6)         (232)          328
                Accrual for store closings and lease termination
                    costs                                                             (2,318)          320            -
                                                                                      -------      -------       ------

Net cash used in operating activities                                                 (4,120)       (7,629)       (8,178)
                                                                                      -------       -------       -------

Cash flows from investing activities:
    Acquisition, net of cash acquired                                                 (1,598)         -           (4,150)
    Franchise notes receivable issued                                                 (2,001)       (2,658)       (3,901)
    Reduction of franchise and other notes receivable                                  4,968         2,756         1,887
    Purchases of property and equipment                                                 (791)       (1,992)       (5,607)
    Conveyance of property and equipment                                               1,023         2,517         3,536
                                                                                     -------        ------       -------

Net cash provided by (used in) investing activities                                  $ 1,601       $   623       $(8,235)
                                                                                     -------       -------       --------





                            (Continued on next page)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in Thousands)

                                                                                            For the Year Ended
                                                                                               December 31,
                                                                                     1998          1997           1996
                                                                                 ------------  ------------     --------
Cash flows from financing activities:
    Sale of common stock and other
          capital contributions                                                        1,759          -              625
    Borrowings under STI Loan Agreement                                                 -            9,500          -
    Repayment of borrowings under STI Loan Agreement                                  (2,587)       (1,380)         -
    Borrowings under Chase Credit Agreement                                             -            1,000           225
    Borrowings under additional Loan Agreement                                         1,610
    Repayment of borrowings under Chase Credit Agreement                              (1,000)       (7,015)         -
    Repayments of other debt                                                            (269)       (3,173)       (2,984)
    Issuance of convertible debentures                                                 3,500         7,540          -
    Other borrowings                                                                    -             -            3,922
                                                                                     -------       -------       -------

Net cash provided by financing activities                                              3,013         6,472         1,788
                                                                                     -------       -------       -------

Net increase (decrease) in cash and cash equivalents                                     494          (534)      (14,625)

Cash and cash equivalents - beginning of year                                            334           868        15,493
                                                                                     -------       -------       -------

Cash and cash equivalents - end of year                                                  828           334           868
                                                                                     =======       =======      ========


Supplemental disclosures of cash flow information:
    Cash paid during the year for:

          Interest                                                                    $1,351        $1,226        $1,232
                                                                                      ======        ======        ======

          Taxes                                                                       $   88        $   57        $  579
                                                                                      ======        ======        ======


Non-cash investing and financing activities:

    Franchise stores reacquired                                                      $ 1,480     $    -        $    -
    Exchange of convertible debentures for Preferred Stock                             4,025          -             -
    Preferred Stock dividend paid in common shares                                       175          -             -

Acquisitions, net of cash acquired:

    Working capital, other than cash                                                  $ (314)       $ (231)       $  807
    Property, plant and equipment                                                        160           200           600
    Excess of cost over net assets acquired                                            1,722         2,541          -
    Excess of fair value of assets acquired over cost                                   -             -           (1,940)
    Other assets                                                                          30          -             -
    Franchise notes                                                                     -             -            4,683
    Common stock issued                                                                 -           (2,510)          -
                                                                                     -------       -------       -------

    Acquisitions, net of cash acquired                                                $1,598       $    -        $ 4,150
                                                                                     =======       =======       =======



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS RESULTS OF OPERATIONS AND MANAGEMENT'S PLANS:

Business

       The Company and its franchisees develop and operate retail optical stores principally under one of the trade names "Sterling Optical," "IPCO Optical," "Site For Sore Eyes," "Benson Optical," "Southern Optical," "Superior Optical," "Nevada Optical," "Duling Optical," "Monfried Optical," "Kindy Optical" and "Singer Specs." The Company is presently formulating plans to change the trade name of most Sterling Stores (other than its Site for Sore Eyes stores located in Northern California) to "Sterling Optical." The Company also operates VisionCare of California ("VCC"), a specialized health care maintenance organization licensed by the California Department of Corporations. VCC employs licensed optometrists who render services in offices located immediately adjacent to, or within, most Sterling Stores located in California.

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

Per Share Data

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

       Scheduled maturities of such notes receivable as of December 31, 1998, are as follows:

                            1999                                 $  4,397
                            2000                                    2,615
                            2001                                    2,382
                            2002                                    2,090
                            2003                                    2,166
                            Thereafter                              1,236
                                                                    -----

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

Valuation and Qualifying Accounts

       Accounts and notes receivable are shown in the Consolidated Balance Sheets net of the following allowances for doubtful accounts:

         Accounts Receivable

                                                                                         (In thousands)
                                                                                       As of December 31,

                                                                        1998                  1997                1996
                                                                       ------                 ----                ----
         Balance, beginning of year                                    $  514                 $557                $422
         Charged to expense                                             3,915                  756                 928
         Reductions, principally write-offs                            (2,369)                (799)               (793)
                                                                       -------                -----               -----

         Balance, end of year                                          $2,060                 $514                $557
                                                                       ======                 ====                ====


         Notes Receivable

                                                                                         (In thousands)
                                                                                       As of December 31,

                                                                        1998                  1997                1996
                                                                       ------                 ----                ----
         Balance, beginning of year                                    $  562                 $562                $712
         Charged to expense                                             2,585                  442                 -
         Reductions, principally write-offs                            (2,697)                (442)               (150)
                                                                       -------                -----               -----

         Balance, end of year                                          $  450                 $562                $562
                                                                       ======                 ====                ====

NOTE 4  -  PROPERTY AND EQUIPMENT, net:

       Property and equipment, net consists of the following:

                                                                               (In thousands)                   Estimated
                                                                             As of December 31,                  Useful
                                                                       1998                 1997                  Lives
                                                                     --------             --------              ---------
          Furniture and fixtures                                      $ 1,073              $ 1,361               7 years
          Machinery and equipment                                      10,244                9,595              5-7 years
          Leasehold improvements                                        2,466                3,274              10 years*
                                                                        -----                -----

                                                                       13,783               14,230

              Less: Accumulated depreciation                           (5,679)              (4,327)
                                                                       -------              -------

                                                                      $ 8,104              $ 9,903
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

NOTE 6  -  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

       Accounts payable and accrued liabilities consist of the following:

                                                             (In thousands)
                                                           As of December 31,

                                                           1998           1997
                                                          -------       ------

               Accounts payable                           $3,708        $3,595
               Overdraft payable                             952           996
               Accrued rent                                  411           418
               Accrued payroll and fringe benefits           667           502
               Lease termination costs                        -            453
               Other accrued expenses                      1,361           615
                                                          ------        ------

                                                          $7,099        $6,579
                                                          ======        ======

NOTE 7 - INCOME TAXES:

       The effective tax rate of zero differs from the statutory Federal income tax rate of 34% primarily due to the impact of recording a valuation allowance to offset the potential tax benefit resulting from net operating loss carryforwards for all years presented.

       Significant components of the deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                                          (In thousands)
                                                        As of December 31,

                                                      1998               1997
                                                    --------           ------
Deferred tax assets:

     Net operating loss carryforward                  $10,739          $6,322
     Other temporary differences                        1,222             585
                                                    ---------         -------

     Subtotal                                          11,961           6,907
     Valuation allowance                               (9,934)         (4,195)
                                                    ---------         -------

                                                        2,027           2,712
Deferred tax liabilities:
     Deferred gain on conveyance of
          assets to franchisees                        (2,027)         (2,712)
                                                    =========         =======


Net deferred tax asset                              $       0        $      0
                                                    =========         =======

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

NOTE 8 - LONG-TERM DEBT:

       Principal payments due on the Company's long-term debt, as of December 31, 1998, are as follows:

                                       (a)               (b)                 (c)               (d)
                                       STI           Broadway
                                    Credit            Partners            Capital
        Year                       Agreement         Agreement            Leases          Other Notes                 Total
        ----                       ---------         ---------            -------         -----------                 -----
        1999                         $1,408              $1,550             $1,112               60                 $ 4,130
        2000                          1,701                   0                857                0                   2,558
        2001                          1,809                   0                351                0                   2,160
        2002                          1,115                   0                155                0                   1,270
        2003                              0                   0                161                0                     161
        Thereafter                        0                   0                132            1,141                   1,273
                                     ------              ------             ------           ------                 -------
                                     $6,033              $1,550             $2,768           $1,201                 $11,552
                                     ======              ======             ======           ======                 =======


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

NOTE 9 - ACQUISITIONS:

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

Operating Lease Commitments

       The Company leases locations for the majority of both its Company-owned and franchised stores. Minimum future rental payments, as of December 31, 1998, for Company-owned stores and stores subleased to franchisees, in the aggregate, are as follows:

                                                                               (In Thousands)
                                                        -------------------------------------------------------------
                                                          Total                    Sublease                     Net
                                                         Amount                    Rentals                    Rentals
                                                         ------                    --------                   -------
                         1999                           $  8,294                  $  6,182                     $2,112
                         2000                              7,114                     5,239                      1,875
                         2001                              5,898                     4,240                      1,658
                         2002                              4,694                     3,451                      1,243
                         2003                              2,772                     2,062                        710
                         Thereafter                        7,832                     5,799                      2,033
                                                         -------                   -------                     ------
                                                         $36,604                   $26,973                     $9,631
                                                         =======                   =======                     ======



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

NOTE 12 - RETAIL  OUTLET  COMPOSITION (UNAUDITED):

       The number of Company-owned and franchised stores were as follows:

                                                                                           As of December 31,
                                                                               -------------------------------------------
                                                                               1998               1997                1996
                                                                               ----               ----                ----

        Company-owned                                                            35                  50                  56
        Company-owned stores being managed by Franchisees                         6                   0                   0
        Franchised                                                              239                 257                 257
        Franchise owned stores being managed by Company                          12                   6                   6
                                                                               ----               -----               -----

                                                                                292                 313                 319
                                                                                ===                 ===                 ===



       The Company has the option to reacquire a franchised store upon the occurrence of default under the applicable Franchise Agreement. The Company reacquired the assets of 4, 4 and 8 franchised stores in 1998, 1997 and 1996, respectively. Losses of approximately $132,000, $453,000 and $101,000 were recognized in 1998, 1997 and 1996, respectively, on these reacquired stores, due to the write-off of accounts receivable from the related franchisees.

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

       In November 1996, certain of the Company's principal shareholders provided approximately $2,000,000 of short-term financing to the Company, which was subsequently repaid by the Company. As part of the financing arrangement, these principal shareholders received options, under the Company's Stock Incentive Plan, to purchase an aggregate of 200,001 shares of the Company's Common Stock at an exercise price of $6.375. These options expire on December 31, 2000 (see Note 15).

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

NOTE 14 - CONVERTIBLE DEBENTURES:

1997 Debentures

       On February 26, 1997, the Company entered into Convertible Debentures and Warrants Subscription Agreements with certain investors, in connection with the private placement (the "Private Placement") of units (collectively "the Units") consisting of an aggregate of $8,000,000 principal amount of the Company's debentures (collectively the "Debentures") and an aggregate of 800,000 warrants (collectively the "Warrants"). Each Warrant, exerciseable until February 26, 2000, entitled the holder to purchase one share of the Company's Common Stock, at a price per share assumed to be $6.50. For every two Warrants exercised during the 2-year period ending May 30, 1999, a holder will receive an additional warrant (collectively, the "Bonus Warrants") to purchase an additional share of Common Stock at a price of $7.50 per share. Bonus Warrants have a term of 3 years from the date of grant. The Company used the net proceeds (approximately $7,500,000) of the Private Placement to repay a portion of the loans made to it by certain principal shareholders of the Company ($1,000,000, together with interest thereon, in the approximate amount of $50,000), and to pay down the Company's revolving line of credit with the Bank of $1,000,000.

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

       A summary of the status of the Company's Plan is presented in the table below:

                                                                    1998                                  1997
                                                           ------------------------            --------------------------
                                                                          Weighted-                             Weighted-
                                                                           Average                               Average
                                                                          Exercise                              Exercise
                                                              Shares        Price                 Shares          Price
                                                            -----------------------            --------------------------
Options outstanding, beginning of period                    2,175,302       $6.76               1,462,694         $6.10
Granted                                                       590,500       $3.38                 952,501         $7.54
Exercised                                                           0           0                       0             0
Canceled or expired                                          (300,178)      $7.36                (239,893)        $6.15
                                                           ----------------------              ------------------------

Options outstanding, end of period                          2,465,624       $5.89               2,175,302         $6.76
                                                            ---------------------               -----------------------

Options exercisable, end of period                          2,069,564       $5.98               1,771,181         $6.93
                                                            ---------------------               -----------------------



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

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                   1998              1997
                                                   ----              ----

              Expected life (years)                 5                  5
              Interest rate                         6%                 6%
              Volatility                          102%                32%
              Dividend yield                       -                  -

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

                                                      1998               1997
                                                  ------------        ----------
              Net Loss:

                      As reported                     $(17,777)       $(14,162)
                      Pro Forma                        (19,157)        (15,510)

              Per share information:
                      Net loss per share

                         (as reported):

                      Basic and diluted              $   (1.22)      $   (1.02)

              Net loss per share (pro forma):

                      Basic and diluted              $   (1.31)      $   (1.12)

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

                         OPERATIONS BY INDUSTRY SEGMENT

                                                                                       Ambulatory
                                                  Retail               Insight           Surgery
                                                 Optical                Laser              Center        Total
                                                 -------               -------         ----------        -----
1998

Revenues from sales                              $20,618               $1,964            $   581        $23,163
Other                                             11,964                 -                  -            11,964
                                                  ------           ----------          ---------         ------

Total Revenues                                    32,582                1,964                581         35,127
Operating Profit (Loss)                           (1,853)                 878                213           (762)
Identifiable Assets                               29,360                2,973              2,161         34,494
Capital Expenditures                                 587                   20                184            791
Depreciation and Amortization                      2,075                  847                 78          3,000


                                                                                      Ambulatory
                                                  Retail               Insight         Surgery
                                                 Optical                Laser           Center           Total
                                                 -------               -------        ----------         -----
1997

Revenues from sales                               21,603                  799               -            22,402
Other                                             13,590                  -                 -            13,590
                                                  ------            ---------         ----------         ------

Total Revenues                                    35,193                  799               -            35,992
Operating Profit (Loss)                           (1,657)                 790               -              (867)
Identifiable Assets                               41,734                4,109               -            45,843
Capital Expenditures                               1,916                   76               -             1,992
Depreciation and Amortization                      1,551                  759               -             2,310

1996

Revenues from sales                               26,966                  530               -            27,496
Other                                             11,866                  -                 -            11,866
                                                  ------            ---------          ---------         ------

Total Revenues                                    38,832                  530               -            39,362
Operating Profit (Loss)                             (109)                  54               -               (55)
Identifiable Assets                               41,999                4,270               -            46,269
Capital Expenditures                               3,724                1,883               -             5,607
Depreciation and Amortization                        991                  490               -             1,481



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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

       The Board of Directors consists of six Directors. The Directors of the Company are divided into two classes, designated as Class 1 and Class 2, respectively. Directors of each Class will be elected at the Annual Meeting of the Shareholders of the Company held in the year in which the term of such Class expires, and will serve thereafter for two years. All Directors serve until their respective successors are duly elected and qualified or until their earlier resignation, removal from office, retirement or death. Mr. Jerry Lewis, Mr. Edward Celano and Dr. Edward Cohen presently serve as Class 1 Directors and are scheduled to hold office until the 2000 Annual Meeting of Shareholders. Drs. Robert and Alan Cohen and Mr. Joel Gold presently serve as Class 2 Directors and are scheduled to hold office until the 1999 Annual Meeting of Shareholders to be held on July 2, 1999.

       Set forth below is certain information with respect to each of the nominees for the office of Director, each Director and each other executive officer of the Company (collectively, the "Named Executive Officers").

Directors and Executive Officers/Key Employees

       The Named Executive Officers and Directors of Sterling are as follows:

Name                       Age   Position
Robert Cohen, O.D.          55   Chairman of the Board of Directors
Alan Cohen, O.D.            48   Vice-Chairman of the Board of Directors, President, Chief
                                 Executive Officer and Chief Operating Officer
Jerry Lewis                 53   Director
William J. Young            49   Executive Vice President-Finance, Chief Financial Officer and Treasurer
Joseph Silver               53   Executive Vice President, Secretary and General Counsel
Jerry R. Darnell            48   Chief Operating Officer - Franchise Division
Edward Cohen, O.D.          60   Director
Joel L. Gold                57   Director
Edward Celano               61   Director
Nicholas Shashati, O.D.     38   President-VisionCare of California
Charles Raab                50   Chief Financial Officer - Insight Laser Centers, Inc.


       Dr. Robert Cohen has served as Chairman of the Board of Directors of Sterling Vision, Inc. ("Sterling") since its inception. He also served as Chief Executive Officer of Sterling from inception until October 1995. His principal office is located at the Company's executive offices in East Meadow, New York. Dr. Robert Cohen and his brother, Dr. Alan Cohen, together with certain members of their respective, immediate families, and Dr. Edward Cohen (collectively, the "Cohen Family"), are the principal shareholders of Sterling. In addition, Dr. Robert Cohen, together with his brother, Dr. Alan Cohen, are the sole members of Meadows Management, LLC ("Meadows") which, in 1997, rendered consulting services to the Company. From 1968 to the present, Dr. Robert Cohen has been engaged in the retail and wholesale optical business. For more than 10 years, Dr. Cohen has also served as the President and a director of Cohen Fashion Optical, Inc. ("CFO"), which currently maintains its principal offices in the building in which the Company's executive offices are located. Dr. Cohen and his brother, Dr. Alan Cohen, together with certain members of their and Dr. Edward Cohen's respective, immediate families, also are the sole shareholders of CFO. CFO engages in the operation and franchising of retail optical stores similar to those operated and franchised by the Company. Dr. Cohen is a director of, and, together with Dr. Alan Cohen and certain members of their respective immediate families, is a shareholder of, Optical Dynamics Corporation, (f/k/a Fast Cast Corporation and Rapid Cast). Dr. Cohen is also an officer and a director of several management and real estate companies and numerous other businesses.

       Dr. Alan Cohen has served as a Director of Sterling since its inception and as its President, Chief Executive Officer and Chief Operating Officer since October, 1998. He also served as Chief Operating Officer of Sterling from 1992 until October, 1995, when he became Vice-Chairman of the Board of Directors of Sterling. His principal office is located at the Company's executive offices in East Meadow, New York. Dr. Alan Cohen and his brother, Dr. Robert Cohen, together with certain members of their respective, immediate families, and Dr. Edward Cohen, are the principal shareholders of Sterling. In addition, Dr. Alan Cohen, together with his brother, Dr. Robert Cohen, are the sole members of Meadows which, in 1997, provided consulting services to the Company. From 1974 to the present, Dr. Alan Cohen has been engaged in the retail and wholesale optical business. For more than 10 years, Dr. Cohen has also been a director, principal shareholder and officer of CFO. Dr. Cohen is a director of, and, together with Dr. Robert Cohen and certain members of their respective, immediate families, is a shareholder of Optical Dynamics Corporation. He is also an officer and director of several management and real estate companies and numerous other businesses.

       William J. Young joined the Company in March 1998 as its Executive Vice President-Finance, Chief Financial Officer and Treasurer. From December 1987 through March 1998, Mr. Young served in various capacities with Sbarro, Inc., an 800 store restaurant chain, first, as its Director of Internal Audit, thereafter, as its Controller, and, finally, as its Director of Corporate Finance. Mr. Young has been a Certified Public Accountant for more than ten years.

       Joseph Silver has served as Executive Vice President and Secretary of, and General Counsel to, the Company since March 1992. From May 1985 to December 1991, Mr. Silver served as General Counsel to The Trump Organization, located in New York, New York. Mr. Silver is a member of the New York State Bar, and received a Juris Doctorate degree from Brooklyn Law School in 1969. In addition to the services which Mr. Silver provides to the Company, he also provided legal services to other persons or entities, including persons and entities which are affiliates of the Company, although such legal services (except with respect to one wholly-owned subsidiary of the Company and except for legal services rendered for no consideration) ceased upon consummation of the Company's initial public offering. Mr. Silver, together with his wife, are the principal stockholders of RJL Optical, Inc., the franchisee of the Sterling Optical Center located in Great Neck, New York, which is presently being managed by the Company.

       Jerry Darnell has served as Sterling's Executive Vice President - Franchising from July 1992 to September 1998, when he was appointed to the position of Chief Operating Officer - Franchise Division. From February 1990 through December 1991, Mr. Darnell served as Director of Franchise Development for Physicians Weight Loss Centers, Inc., located in Akron, Ohio. From July 1989 to February 1990, he was Senior Vice President of Formu-3 International, Inc., a company operating company owned and franchised weight loss centers, located in Canton, Ohio. From August 1988 to July 1989, Mr. Darnell was Vice President of Franchise Development of Medicine Shoppe International, Inc., a company in the business of franchising retail pharmaceutical stores, located in St. Louis, Missouri, having first been associated with that company, as a consultant, in November 1987. Mr. Darnell is a member of the International Franchise Association, served as Chairman of its trade show exhibit committee and has served as a franchise consultant to many franchise organizations where he has been a seminar leader. He has also been a keynote speaker for national sales and business organizations.

       Jerry G. Lewis has served as a director of Sterling since May 1997. He also served as its President and Chief Operating Officer from May 1997 to October 1998, and as its Chief Executive Officer from January 1998 to October 1998. He is currently Managing Director and U.K. Country Manager of Vision Express U.K., a retail optical chain doing business in the United Kingdom. From 1990 through 1997, Mr. Lewis served as Managing Director of SpecSavers Optical Superstores, a retail optical group doing business in the United Kingdom and Ireland. Mr. Lewis is a qualified optician, and previously held senior management positions with Bausch & Lomb, Inc. and American Optical, Inc., both in the United States. During his twenty years with both companies, he worked in most international markets and was responsible for individual country operations for both sales and manufacturing. Mr. Lewis has belonged to several professional organizations in Europe and has been a speaker at International Optical Symposia. He also directed the Annual European Research Symposium on Contact Lenses, for Bausch & Lomb, in 1984 and 1985.

       Dr. Edward Cohen has served as a Director of Sterling since July 1992. He also served as Vice President of Sterling from July 1992 until October 1995. Dr. Edward Cohen, together with and his brothers, Drs. Robert Cohen and Alan Cohen and certain members of their respective, immediate families, are the principal shareholders of Sterling. For approximately 17 years, until January 1999, Dr. Edward Cohen was a shareholder of, and served as a director and officer of, CFO. Dr. Cohen is also an officer and a director of several management and real estate companies and numerous other businesses.

       Joel L. Gold has served as a Director of Sterling since December 1995. He is currently a Director of Solid Capital Markets, an investment banking firm located in New York City. From September 1997 to January 1999, he served as a Senior Managing Director of Interbank Capital Group, LLC, an investment banking firm located in New York City. From April, 1996 to September, 1997, Mr. Gold was an Executive Vice President of LT Lawrence & Co., and from March, 1995 to April, 1996, a Managing Director of Fechtor, a representative of the underwriters for the Company's initial public offering. Mr. Gold was a Managing Director of Furman Selz Incorporated from January 1992 until March 1995. From April 1990 until January 1992, Mr. Gold was a Managing Director of Bear Stearns and Co., Inc. ("Bear Stearns"). For approximately 20 years before he became affiliated with Bear Stearns, he held various positions with Drexel Burnham Lambert, Inc. He is currently a director of Concord Camera Corp., a manufacturer and distributor of cameras ("Concord"); Life Medical Sciences, a biotechnological company ("Life"); BCAM Corporation, a provider of ergonometric services ("BCAM"); and PMCC Financial Corp., a specialty, consumer finance company. He currently serves on the Compensation Committee of each of Concord, Life and BCAM.

       Edward Celano has served as a Director of Sterling since October, 1998. Mr. Celano has been involved in the banking and finance industry for the past twenty-three years. Since May, 1996, he has been an Executive Vice President of Atlantic Bank of New York where he heads the Corporate Business Group. From November, 1984 through April 1996, Mr. Celano was employed by NatWest Bank, N.S., first as a Senior Vice President of its Empire State Division, and then as a Senior Vice President of its Corporate Financing Division. Mr. Celano is a graduate of St. Francis College and received an M.B.A. from The City College of New York in 1967.

       Dr. Nicholas Shashati has been the Director of Professional Services of the Company since July, 1992 and, since March 1, 1998, President of VisionCare of California ("VCC"). Dr. Shashati earned a Doctor of Optometry degree from Pacific University of California in 1984, and received a Bachelor of Science degree from Pacific University and a Bachelor of Science degree in Biology from San Diego State University. Dr. Shashati is licensed as an optometrist in the States of New York, California, Arizona and Oregon. He is Chairperson for the Quality Assurance Committee of the Company, as well as a Practice Management Consultant.

       Charles Raab has been employed by Insight Laser Centers, Inc. ("Insight") since February, 1996, and, in March, 1996, was elected as its Chief Financial Officer. Prior to joining Insight, Mr. Raab served as President of Empire Fiscal Management, Inc., ("Empire"), since 1986. Prior to joining Empire, he held Chief Financial Officer positions, over a twelve year period, with the Osteopathic Hospital and Clinic located in Queens, New York and the New York Medical College/Flower Fifth Avenue Hospital, located in New York City.

       All officers of the Company serve at the discretion of the Board of Directors. Except for Drs. Robert Cohen, Alan Cohen and Edward Cohen being brothers, there are no family relationships between any Director, Named Executive Officer or other person nominated or chosen to become a Director or officer.

Item 11.  Executive Compensation

Summary Compensation Table

       The following Summary Compensation Table sets forth the compensation of Dr. Alan Cohen, the Chief Executive Officer, Chief Operating Officer and President of the Company since October, 1998, and the other four most highly compensated executive officers of the Company for the Company's last two (2) completed fiscal years:

                           SUMMARY COMPENSATION TABLE

                                                                             Long Term
                                                                           Compensation
                                                                           -------------
Name and Principal           Fiscal       Annual Compensation                Securities
Position                      Year      Salary            Bonus       Underlying Stock Options    All Other Compensation
------------------           ------     ------            -----       ------------------------    ----------------------

Alan Cohen                   1998      $45,192              --               466,667 (3)               $16,447(4)
President, Chief Operating   1997          --               --               216,667 (2)               $ 8,050(4)
Officer, Chief Executive
Officer and Vice Chairman
of the Board of Directors(1)


Jerry Lewis                  1998      $217,730                               83,333 (6)               $17,324 (8)
President, Chief             1997      $156,801             --               250,000 (6)               $34,345 (7)
Executive Officer, Chief
Operating Officer and
Director   (5)

Jerry Darnell                1998      $197,965          $82,257 (10)        218,569                   $20,399 (11)
Chief Operating Officer -    1997      $159,600          $71,553 (10)        193,569                   $14,786 (11)
Franchise Division (9)

Joseph Silver                1998      $124,477          $15,000             218,569                  $150,795 (12)(13)
Executive Vice President,    1997      $100,800          $21,600             193,569                  $161,844 (12)(13)
Secretary and General
Counsel

William Young                1998       $93,681          $18,013              30,000                   $ 13,148 (15)
Executive Vice               1997         --                --                  --                         --
President-Finance, Chief
Financial Officer and
Treasurer (14)


(1) Alan Cohen was appointed to the positions of President, Chief Executive Officer and Chief Operating Officer as of October 15 1998.
(2) Includes 66,667 options granted to Dr. Cohen in partial consideration of his making certain loans to the Company, and 150,000 additional options granted to Dr. Cohen, as a member of Meadows Management, LLC, a limited liability company previously retained to render consulting services to the Company.
(3)    Includes options referred to in "(2)" above.
(4) Represents automobile lease payments made on behalf of Dr. Cohen and reimbursement of medical insurance deductions.
(5) Mr. Lewis resigned from his positions as the Company's President, Chief Executive Officer and Chief Operating Officer, effective
       October 15, 1998.
(6) As a result of Mr. Lewis' resignations (on October 15, 1998), 166,667 of the options previously granted to him expired.
(7) Represents legal fees advanced by the Company in connection with Mr. Lewis' emigration to the United States, relocation expenses pertaining thereto, life and disability insurance premiums paid by the Company, car allowance payments made to and/or on behalf of Mr. Lewis, and reimbursement of medical insurance deductions.
(8) Represents life and disability insurance premiums paid by the Company, car allowance payments made to and/or on behalf of Mr. Lewis, and reimbursement of medical insurance deductions.
(9) Mr. Darnell was appointed to the position of Chief Operating Officer - Franchise Division on September 18, 1998.
(10) Includes commissions paid to Mr. Darnell of $82,257 and $31,653 in 1998 and 1997, respectively.
(11) Represents car allowance payments made to Mr. Darnell, life insurance and disability insurance premiums paid by the Company and reimbursement of medical insurance deductions.
(12) Includes $123,039 and $132,600 in legal fees paid by Sterling Vision of California, Inc. ("SVCI") in 1998 and 1997, respectively.
(13) Includes car allowance payments made to and/or on behalf of Mr. Silver, life insurance and disability premiums paid by the Company and reimbursement of medical insurance deductions.
(14) Mr. Young was appointed to these positions on March 16, 1998, and began employment on March 30, 1998.
(15) Includes car allowance payments made to Mr. Young, life insurance and disability insurance premiums paid by the Company and reimbursement of medical insurance deductions.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

       The following table sets forth certain information, as of May 17, 1999, regarding the beneficial ownership of the Company's Common Stock by: (i) each shareholder known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the Company's Common Stock; (ii) each Director of the Company; (iii) each Named Executive Officer (as hereinafter defined) of the Company; and (iv) all Directors and Named Executive Officers of the Company as a group. Unless otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares. The address of Dr. Edward Cohen is c/o Talisman Company, 1500 San Remo Avenue, Coral Gables, Florida 33146. The address of Jerry G. Lewis is 6 Highview Avenue, Kewworth, Nottingham, England, U.K. NG125EL. The address of Edward Celano is c/o Atlantic Bank of New York, 960 Avenue of the Americas, New York, New York 10001. The address of Joel Gold is c/o Solid Capital Markets, 592 Fifth Avenue, New York, New York 10111. The address of Lancer Group is 375 Park Avenue, New York, New York 10152. The address of all persons listed below, other than Dr. Edward Cohen and Messrs. Lewis, Celano and Gold, is 1500 Hempstead Turnpike, East Meadow, New York 11554.

                                                               Beneficial
     Name                                                      Ownership         Percent of Class
--------------                                                 ----------        ----------------
Dr. Robert Cohen                                               993,657 (1)             6.1%
Dr. Alan Cohen                                               1,406,990 (1)(2)(3)       8.7%
Dr. Edward Cohen                                               371,295 (5)             2.3%
Stefanie Cohen Rubin                                           743,992                 4.6%
Allyson Cohen                                                  743,992                 4.6%
Jeffrey Cohen                                                  743,994                 4.6%
Meryl Cohen a/c/f Gabrielle Cohen                            1,115,989                 6.9%
Meryl Cohen a/c/f Jaclyn Cohen                               1,115,989                 6.9%
Meryl Cohen                                                  2,231,978 (4)            13.8%
Joel Gold                                                       26,500 (6)              *
Jerry G. Lewis                                                  83,333 (7)              *
Joseph Silver                                                  194,373 (8)             1.2%
Jerry Darnell                                                  169,373 (9)             1.0%
Dr. Nicholas Shashati                                           10,000 (10)             *
Charles Raab                                                        -0-                -0-
William J. Young                                                15,000 (11)             *
Edward Celano                                                   10,000 (12)             *
Lancer Group                                                   970,877 (13)            6.0%
All Directors and Named Executive Officers as a
group (11)persons)                                           3,280,521 (14)           20.3%



-------------------------
*      less than 1%

(1) This number includes: (i) the right to acquire 66,667 shares of Common Stock upon the exercise of presently exercisable, outstanding options; and (ii) 125,000 presently exercisable options granted to each of Drs. Robert and Alan Cohen, as the designees of Meadows Management, LLC, a limited liability company owned by Drs. Robert and Alan Cohen. Excludes an additional 25,000 options granted to each of Drs. Robert and Alan Cohen which are subject to certain vesting requirements.

(2) This number includes the right to acquire 83,333 shares of Common Stock upon the exercise of presently exercisable, outstanding options, but excludes an additional 166,667 options which are subject to certain vesting requirements.

(3) This number excludes 2,231,978 shares of Common Stock beneficially owned by Meryl Cohen, the wife of Dr. Alan Cohen, as custodian for their children, Gabrielle and Jaclyn Cohen, of which shares Dr. Cohen disclaims beneficial ownership.

(4) Meryl Cohen is deemed to be the beneficial owner of the shares of Common Stock held by her as custodian for her children, Gabrielle and Jaclyn Cohen.

(5) This number includes the right to acquire 66,667 shares of Common Stock upon the exercise of presently exercisable, outstanding options.

(6) This number represents 1,500 shares of Common Stock owned by Mr. Gold's children, the right to acquire 10,000 shares of Common Stock upon the exercise of presently exercisable, outstanding options and includes warrants to purchase 15,000 shares of Common Stock at $9.00 per share (the "Warrants"), which Warrants were part of the 220,000 warrants granted to the underwriters of the Company in connection with the Company's initial public offering (consummated in December, 1995) and were transferred to Mr. Gold on March 27, 1996. Such Warrants are exercisable at any time prior to December 26, 2000. At the time the Warrants were transferred to Mr. Gold, Mr. Gold was a Managing Director of Fechtor, Detwiler & Co., Inc. ("Fechtor"), which acted as an underwriter in connection with the Company's initial public offering.

(7) This number represents the right to acquire 83,333 shares of Common Stock upon the exercise of presently exercisable, outstanding options.

(8) This number represents the right to acquire 194,373 shares of Common Stock upon the exercise of presently exercisable, outstanding options, but excludes an additional 24,196 options which are subject to certain vesting requirements.

(9) This number represents the right to acquire 169,373 shares of Common Stock upon the exercise of presently exercisable, outstanding options, but excludes an additional 49,196 options which are subject to certain vesting requirements.

(10) This number represents the right to acquire 10,000 shares of Common Stock upon the exercise of presently exercisable, outstanding options, but excludes an additional 10,000 options which are subject to certain vesting requirements.

(11) This number represents the right to acquire 15,000 shares of Common Stock upon the exercise of presently exercisable, outstanding options, but excludes an additional 55,000 options which are subject to certain vesting requirements.

(12) This number represents the right to acquire 10,000 shares of Common Stock upon the exercise of presently exercisable, outstanding options.

(13) This number includes and/or represents: (i) 550,172 shares of Common Stock owned by Lancer Partners, L.P., together with warrants to purchase an additional 68,200 shares of Common Stock; (ii) 320,705 shares of Common Stock owned by Lancer Offshore, Inc., together with warrants to purchase an additional 15,600 shares of Common Stock; (iii) the right of Lancer Voyager Fund to acquire 6,500 shares of Common Stock upon the exercise of warrants; and (iv) the right of Michael Lauer to acquire 9,700 shares of Common Stock upon the exercise of Warrants.Excludes the right to acquire up to an additional 50,000 shares of Common Stock upon the exercise of additional warrants issuable(on a pro-rata basis) to each of the above entities and individual upon the exercise of the above described warrants within a specified period of time.

(14) This number includes: (1) the right to acquire 1,040,413 shares of Common Stock upon the exercise of presently exercisable, outstanding options and warrants. In accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended, the 1,040,413 shares of Common Stock for which the Company's Directors and Named Executive Officers, as a group, hold currently exercisable options or warrants, have been added to the total number of issued and outstanding shares of Common Stock solely for the purpose of calculating the percentage of such total number of issued and outstanding shares of Common Stock beneficially owned by such Directors and executive officers as a group.

Item 13.  Certain Relationships and Related Transactions

Optical Dynamics

       Certain members of the families of Drs. Robert and Alan Cohen collectively own an approximately 5% interest in Optical Dynamics Corporation (f/k/a Fast Cast Corporation and Rapid Cast), of which Dr. Robert Cohen serves as a director. Optical Dynamics sells equipment to produce ophthalmic lenses, which lenses are made from a patented liquid monomer which must also be purchased through Optical Dynamics. Until February 1, 1997, the Company operated a laboratory at which ophthalmic lenses were manufactured, on Optical Dynamics equipment, using such patented monomer (see "Transactions with Dura-Lab, Inc.").

Cohen Fashion Optical

       Drs. Robert and Alan Cohen are officers and directors of CFO and Real Optical Purchasing Corp. ("REAL"). CFO, which has been in existence since 1978, owns a chain of company-operated and franchised retail optical stores doing business under the name "Cohen's Fashion Optical." As of April 15, 1999, CFO had 66 franchised stores and 26 company-owned stores (including one store operated by an affiliate of CFO); and REAL, which has been in existence since 1984, had five company-owned stores. In addition, CFO also licenses to retail optical stores the right to operate under the name "Cohen's Kids Optical" or "Ultimate Spectacle." As of April 15, 1999, there were 3 Ultimate Spectacle stores located in the State of New York and one Cohen's Kids Optical store located in the State of Florida. CFO and REAL stores are similar to the Company's retail optical stores. CFO has been offering franchises since 1979 and currently has retail optical stores in the states of Connecticut, Florida, New Hampshire, Massachusetts, New Jersey and New York. In the future, Cohen's Fashion Optical, Cohen's Kids Optical or Ultimate Spectacle stores may be located in additional states. As of April 15, 1999, approximately 25 CFO stores were located in the same shopping center or mall as, or in close proximity to, the

Company's retail optical stores. It is possible that one or more additional Cohen's Fashion Optical stores, Cohen's Kids Optical stores or Ultimate Spectacle stores may, in the future, be located near one or more of the Company's retail optical stores, thereby competing directly with such of the Company's stores. In addition, the Company's stores and certain of CFO's stores jointly participate, as providers, under certain third party benefit plans obtained by either Sterling or CFO, which arrangement is anticipated to continue in the future.

       On April 9, 1997, the Independent Committee recommended, and the Board of Directors (with Drs. Robert and Alan Cohen abstaining) approved, of the Company entering into an eight and on-half (8 1/2) month consulting agreement with Meadows Management, LLC, a limited liability company owned by Drs. Robert and Alan Cohen ("MML"). Said agreement provided for compensation computed at the rate of three hundred thousand ($300,000) dollars per annum, and for the granting, to each of Drs. Robert and Alan Cohen, as the designees of MML, of options, each having a term of five years, to each purchase 150,000 shares of the Company's Common Stock at an exercise price equal to the closing price of the Company's Common Stock as of the date of such approval ($8.9375). The granting of said options was approved by the Company's shareholders at the 1997 Annual Meeting, were issued under the Company's 1995 Stock Incentive Plan and will vest as follows: one-half (50%) immediately (April 9, 1997); and an additional one-sixth (16.67%) on each of April 9, 1998, 1999 and 2000.

       On May 15, 1998, CFO subleased to the Company its retail optical store located in Albany, New York (the "Albany Store"), including its furniture, fixtures and equipment; and, in May 1999, the Company sold to CFO the assets of one of its stores located in New York City (including the lease therefor) for the assets of the Albany Store (including the lease therefor) and such sublease was terminated.

Agreements and Transactions Between the Company and the Cohen Family

       In December, 1995, the Company entered into an agreement with CFO for nominal monetary consideration, providing, among other things, that until the earlier of: (i) three years from the date that the first Insight Laser Center was opened; or (ii) the date that the Cohen Family shall cease to beneficially own, directly or indirectly, an aggregate of 50% or more of the issued and outstanding shares of Common Stock of either the Company or CFO, CFO will use reasonable efforts to refer, and to cause its franchisees to refer, all of their respective customers who are interested in photorefractive kerectectomy (a procedure performed with an excimer laser to correct certain degrees of myopia; hereinafter "PRK") exclusively to the Company's Insight Laser Centers, and will not develop any managed eyecare centers offering PRK.

       In addition, such agreement provides that until the earlier of: (i) three years from December 26, 1995; or (ii) the date that the Cohen Family shall cease to beneficially own, directly or indirectly, an aggregate of 50% or more of the issued and outstanding shares of Common Stock of either the Company or CFO, CFO will grant to the Company a right of first refusal prior to its acquisition of any new leaseholds or retail optical stores located outside of CFO's existing areas of operations, as well as prior to its acquisition of any retail optical store chain (four or more stores), wherever located; provided, however, that such agreement will not apply to CFO's unaffiliated franchisees or licensees. In connection with this agreement, the Company appointed the Right of First Refusal Committee. During the fiscal year ended December 31, 1998, CFO, to the best of the Company's knowledge, did not acquire any stores which were subject to the Company's right of first refusal. See "Committees of the Board."

       In September, 1995, CFO assigned its rights to one excimer laser to the Company for nominal consideration, although Sterling reimbursed CFO for all lease payments previously made by CFO with respect to such excimer laser.

       During the fiscal year ended December 31, 1998, certain of CFO's employees rendered certain real estate and construction supervisory services to the Company in exchange for a fee paid by the Company. In addition, during the fiscal year ended December 31, 1998, CFO purchased products fabricated from the Company's poster reproduction system. The Company believes that the terms of these transactions were as favorable to the Company as could have been obtained from an unrelated party.

       An entity owned by Drs. Robert, Alan and Edward Cohen is the lessee of an office building located in East Meadow, New York. In April, 1996, the Company relocated all of its corporate offices to this building and initially subleased approximately 22,000 square feet (approximately 60% of the building), on a "net lease" basis, for a term of ten years at an aggregate base rental (in addition to a pro rata share of the building's real estate taxes and costs of operations) of $221,796 for the first three years, which amount increases gradually over the remainder of the term of the sublease. In February, 1998, the Company and such entity voluntarily agreed to reduce such space by approximately 2,500 square feet and, in connection therewith, agreed on a pro-rata reduction of such occupancy costs. The balance of the space not utilized by the Company is subleased to CFO, an investment banking firm owned, in part, by Dr. Robert Cohen's son-in-law, and an unrelated third party. The Company believes that the Company's rent with respect to such space is equal to the fair market rental value of such space. Such transaction was approved by the Independent Committee on February 23, 1996.

       In November, 1998, Broadway Partners ("Broadway"), a New York partnership owned by certain of Dr. Robert and Alan Cohen's children, accepted an offer to purchase, from the holder thereof, the Company's Non-Negotiable Subordinated Convertible

Debentures issued in connection with its acquisition of substantially all of the retail optical assets of Benson Optical Co., Inc. and its affiliates, for the approximate sum of $203,000.00.

       On October 14, 1998, the Board of Directors authorized the Company to borrow up to $2 million from Broadway. The loans are payable, on demand, together with interest, calculated at the rate of twelve (12%) percent per annum, and are secured by a first lien upon, and security interest in, the assets of the Company's ambulatory surgery center located in Garden City, New York.

Matter Relating to Joel Gold

       In connection with the Company's issuance and private placement, in February, 1997, of its Convertible Debentures, Due August 25, 1998, the Company paid to L. T. Lawrence & Co., Inc. a fee of $480,000. Joel Gold, a Director of the Company, was a Managing Director of L. T. Lawrence & Co., Inc. at such time.

Franchise Interest by Certain Members of Management and their Families

       Joseph Silver, together with his wife, are the shareholders of RJL Optical, Inc. ("RJL"), the franchisee of the Sterling Optical Center located in Great Neck, New York. In November, 1995, RJL entered into a management agreement whereby the Company operates such store on behalf of RJL in exchange for the payment to it of a fee, equal to 5% of the gross revenues of the store, subject to such store generating sufficient cash flow proceeds to pay such amount. In addition, RJL has agreed to sell the assets of, and the franchise for, its Sterling Optical Center at a certain established, minimum purchase price.

Transactions with Dura-Lab, Inc.

       In February, 1997, the Company, in connection with the closing of its Roslyn, New York laboratory facility, delivered and orally agreed to sublease to Dura-Lab, Inc. ("Dura-Lab"), a company owned, in part, by Jeffrey Cohen, a principal shareholder of the Company and the son of Dr. Robert Cohen, four of its Optical Dynamics' lens manufacturing systems at a rental less than the amount of rent payable by the Company under the equipment leases pursuant to which the Company financed the cost of such systems, which lesser amount was agreed to by the Company due to the age and condition of the systems delivered to Dura-Lab.

       In addition to the foregoing, in March, 1997, the Company commenced purchasing a portion of its ophthalmic lenses from Dura-Lab at prices which the Company believes to be not more than those charged by other distributors of similar type lenses.

Tax Indemnities

       In connection with the Company's initial public offering, the Company agreed to indemnify the shareholders of the Company immediately prior to the Company's initial public offering for any tax liability arising from a determination, after consummation of the initial public offering, that the Company's reported income was understated for any period prior to the consummation of the initial public offering; provided that such indemnity is limited to an adjustment equal to the amount by which the Company's deferred tax liability is reduced as a result of such determination. Additionally, if and to the extent any shareholder, who was a shareholder immediately prior to the Company's initial public offering, receives a tax refund as a result of a determination, after consummation of the initial public offering, that the Company's reported income was overstated for any period prior to the consummation of the initial public offering, such shareholder will be required to pay such amount to the Company.

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

10.16  -   Management Agreement, dated October 31, 1995, between Sterling
           Vision, Inc. and RJL Optical, Inc. (incorporated by reference to
           Exhibit 10.16 to the Company's Registration Statement No. 33-98368).

10.17  -   Amended and Restated Management Agreement, dated October 31, 1995,
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

--------
* Constitutes a management contract or compensatory plan or arrangement.

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

--------
* Constitutes a management contract or compensatory plan or arrangement.

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

10.70  -   Eleventh Amendment and Waiver, dated April 1, 1997, to the Credit
           Agreement between the Company and Chase Manhattan Bank (incorporated by reference to Exhibit 10.70 to the Company's Current Report on Form 8-K, dated April 7, 1997).

10.71  -   Agreement and Plan of Reorganization, dated February 19, 1997, as amended, among the Company and Messrs., David, Alan and Sidney Singer (incorporated by reference to Exhibit 10.71 to the Company's Current Report on Form 8-K, dated April 7, 1997).

10.72  -   Loan Agreement, dated June 30, 1997, between the Company and STI
           Credit Corporation (incorporated by reference to Exhibit 10.72 to the Company's Current Report on Form 8-K, dated June 30, 1997).

10.73  -   Letter Agreement, dated July 2, 1997, among the Company and Messrs.
           Sidney, Alan and David Singer (incorporated by referenced to Exhibit
           10.73 to the Company's Current Report on Form 8-K, dated June 30,
           1997).

10.74  -   Form of Non-Negotiable Judgment Note, dated July 1, 1997, among the
           Company and Messrs. Sidney, Alan and David

           Singer (incorporated by reference to Exhibit 10.74 to the Company's Current Report on Form 8-K, dated June 30, 1997).

10.75  -   First Amendment to Loan Agreement, dated October 9, 1997, between the Company and STI Credit Corporation (Incorporated by reference to Exhibit 10.75 to the Company's Current Report on Form 8-K, dated September 30, 1997).

10.76  -   Stock Option Recission Letters, dated August 13, 1997, from each of
           Drs. Robert, Alan and Edward Cohen and Mr. Jay Fabrikant (Incorporated by reference to Exhibit 10.76 to the Company's Current Report on Form 10-Q, dated September 30, 1997).

10.77  -   Waiver, dated April 14, 1998, to the Company's Loan Agreement, dated
           June 30, 1997, as previously amended on October 9, 1997.

10.78  -   Exchange Agreement, dated April 14, 1998, between the Registrant and the Original Holders of the Registrant's Convertible Debentures Due February 17, 1999 (Incorporated by reference to Exhibit 10.78 to the Company's Current Form on 8-K, dated April 14, 1998).

10.79  -   Contract of Sale, dated May 6, 1998, between Insight Laser Centers
           N.Y.I, Inc. and Nassau Center for Ambulatory Surgery, Inc. (Incorporated by reference to Exhibit 10.79 to the Company's Current Report on Form 8-K, dated May 6, 1998).

10.80  -   Contract of Sale, dated May 6, 1998, between Insight AmSurg
           Centers, Inc. and Nassau Center for Ambulatory Surgery, Inc. (Incorporated by reference to Exhibit 10.80 to the Company's Current Report on Form 8-K, dated May 6, 1998).

10.81  -   Settlement Agreement, dated July 31, 1998, between the Registrant,
           Singer Specs, Inc. and Messrs. Sidney, Alan and David Singer (Incorporated by reference to Exhibit 10.83 to the Company's Current Report on Form 8-K, dated July 31, 1998).

10.82  -   Employment Agreement, dated as of March 2, 1998, between the Company and William J. Young (Incorporated by reference to Exhibit 10.82 of the Company's Quarterly Report on Form 10K/A for the Quarter Ended March 31, 1998).

10.83  -   Letter from Deloitte & Touche LLP, dated May 12, 1998, in response to the Company's Current Report on Form 8-K, dated May 1, 1998 (Incorporated by reference to Exhibit 16 to the Company's Current Report on Form 8-K/A, dated May 13, 1998).

10.84  -   First Amendment to Convertible Preferred Stock and Warrants
           Subscription Agreement, dated January 4, 1999 (Incorporated by reference to Exhibit 10.78 to the Company's Current Report on Form 8-K, dated January 4, 1999).

10.85  -   Second Amendment to Convertible Preferred Stock and Warrants
           Subscription Agreement, dated March 4, 1999 (Incorporated by reference to Exhibit 10.79 to the Company's Current Report on Form 8-K, dated March 4, 1999).

10.86  -   Waiver, dated April 13, 1999, to the Registrant's Loan Agreement with
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

                                               STERLING VISION, INC.

                                               By: /s/ Alan Cohen
                                                   -----------------------------
                                                   Alan Cohen,

                                                   President and Chief Executive
                                                   Officer

                                               Date:  May 27, 1999

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Title                                 Date
---------                 -----                                 ----

/s/ Robert Cohen          Chairman of the Board                 May 27, 1999
---------------------     of Directors
Robert Cohen

/s/ Alan Cohen            Vice Chairman of the Board,           May 27, 1999
---------------------     President and Chief Executive
Alan Cohen                Officer


/s/ William J. Young      Chief Financial Officer               May 27, 1999
---------------------
William J. Young

/s/ Joel Gold             Director                              May 27, 1999
---------------------
Joel Gold

/s/ Edward Celano         Director                              May 27, 1999
---------------------
Edward Celano