Form 10-Q
period 1999-06-30
STERLING VISION INC
filed 1999-08-16
CIK 1002554

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              FORM 10-Q
(Mark one)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended June 30, 1999

                                       OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from _____________ to _____________

      Commission file number: 1-14128

                              STERLING VISION, INC.
             (Exact name of Registrant as specified in its Charter)

                   New York                                11-3096941
           (State of Incorporation)            (IRS Employer Identification No.)

                             1500 Hempstead Turnpike
                           East Meadow, New York 11554
          (Address of Principal Executive Offices, including Zip Code)

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

                                 Yes         No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      There were 15,179,130 shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of August 6, 1999.

Item 1.  Financial Statements

                     STERLING VISION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                                      June 30,                December 31,
                                                                        1999                      1998
                                                                    -----------               ------------
                                                                    (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                         $    850                    $   828
   Accounts receivable - net of allowance for
     doubtful accounts of $1,962 and $1,858, respectively               2,801                      2,257
   Other receivables                                                    1,550                      1,121
   Franchise and other notes receivable                                 2,690                      3,077
   Inventories                                                          2,248                      2,268
   Due from related parties                                               109                        125
   Prepaid expenses and other current assets                              474                        395
                                                                     --------                   --------
     Total Current Assets                                              10,722                     10,071

Property and equipment - net of accumulated depreciation                6,747                      8,104

Franchise and other notes receivable - net of allowance
   for doubtful accounts of $400 and $450, respectively                10,327                     11,359
Excess of cost over fair value of assets acquired                       3,558                      3,735
Restricted cash                                                           124                        624
Other assets                                                              580                        601
                                                                     --------                   --------
     Total Assets                                                    $ 32,058                   $ 34,494
                                                                     ========                   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                 $  3,997                   $  4,130
   Accounts payable and accrued liabilities                             6,689                      7,099
   Accrual for store closings and lease termination costs               1,155                      1,254
   Franchise related obligations                                          947                        939
                                                                     --------                   --------
     Total Current Liabilities                                         12,788                     13,422

Long-term debt                                                          5,219                      7,422
Deferred franchise income                                                  77                         90
Excess of fair value of assets acquired over cost                         839                      1,013

Commitments and contingencies (Note 5)

Shareholders' Equity:
   Senior Convertible Preferred Stock, $.01 par value per share;
     authorized 5,000,000 shares; 29 and 35 shares issued and
     outstanding, respectively                                          3,277                      4,025
   Common stock, $.01 par value per share; authorized 28,000,000 shares; 15,118,524 and 14,920,351 issued and outstanding,
     respectively                                                         151                        149
   Additional paid-in capital                                          46,846                     46,036
   (Deficit)                                                          (37,139)                   (37,663)
                                                                     --------                   --------
     Total Shareholders' Equity                                        13,135                     12,547
                                                                     --------                   --------
     Total Liabilities and Shareholders' Equity                      $ 32,058                   $ 34,494
                                                                     ========                   ========

          See accompanying notes to Consolidated Financial Statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                  (In Thousands)

                                                                                Three Months Ended        Six Months Ended
                                                                                      June 30,                June 30,

                                                                                 1999        1998        1999        1998
                                                                               --------    --------    --------    --------
Systemwide sales                                                               $ 36,417    $ 38,996    $ 73,515    $ 76,328
                                                                               ========    ========    ========    ========
Revenues:
   Net sales                                                                   $  5,984    $  5,486    $ 12,232    $ 11,299
   Franchise royalties                                                            2,344       2,301       4,570       4,686
   Net gains and fees from the conveyance of
      Company-owned store assets to franchisees                                     155          32         564         167
   Other income                                                                     410         671         873       1,226
                                                                               --------    --------    --------    --------
Total Revenues                                                                    8,893       8,490      18,239      17,378
                                                                               --------    --------    --------    --------
Costs and Expenses:
   Cost of sales                                                                  1,748       1,265       3,548       3,031
   Selling expenses                                                               3,681       4,225       7,471       7,775
   General and administrative expenses                                            2,795       5,596       5,664       8,744
   Loss from managed stores                                                         139         133         252          60
   Interest expense                                                                 238         522         544         917
   Amortization of debt discount                                                     --          37          --       1,110
                                                                               --------    --------    --------    --------
Total Costs and Expenses                                                          8,601      11,778      17,479      21,637
                                                                               --------    --------    --------    --------

Income (Loss) before extraordinary item and
    provision for income taxes                                                      292      (3,288)        760      (4,259)
Extraordinary item - loss from early retirement of debt                              --        (805)         --        (805)
                                                                               --------    --------    --------    --------
Gain (Loss) before provision for income taxes                                       292      (4,093)        760      (5,064)
Provision for income taxes                                                           --          --          --          --
                                                                               --------    --------    --------    --------
Net income (loss)                                                              $    292    $ (4,093)   $    760    $ (5,064)
                                                                               ========    ========    ========    ========
Per share information (Note 4):
    Net income (loss) per share:
      Basic                                                                    $    .02    $   (.28)   $    .04    $   (.35)
                                                                               --------    --------    --------    --------

      Diluted                                                                  $   (.06)   $   (.28)   $   (.06)   $   (.35)
                                                                               --------    --------    --------    --------
   Shares used in computing net income (loss) per share:

      Basic                                                                      15,119      14,571      15,089      14,382
                                                                                 ------      ------      ------      ------

      Diluted                                                                    16,377      14,571      16,231      14,382
                                                                                 ------      ------      ------      ------

          See accompanying notes to Consolidated Financial Statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                  For the Six Months Ended
                                                                         June 30,

                                                                     1999        1998
                                                                     ----        ----
Cash flows from operating activities:
   Net income (loss)                                              $   760    $(5,064)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                1,285      1,215
       Amortization of debt discount                                   --      1,915
       Allowance for doubtful accounts                                379      1,906
       Net gain from the conveyance of Company-owned store
         assets to franchisees                                       (391)      (102)
       Accrued interest                                                36         36
       Accretion of fair value of assets acquired over cost          (174)      (145)
       Changes in assets and liabilities:
         Accounts receivable                                         (960)    (2,244)
         Inventories                                                   20        (56)
         Prepaid expenses and other current assets                    (62)       154
         Other assets                                                 (24)        36
         Accounts payable and accrued liabilities                    (412)     1,188
         Franchise related obligations                                  9         13
         Deferred franchise income                                    (13)        (6)
         Accrual for store closings and lease termination costs       (99)      (261)
                                                                  -------    -------

Net cash provided by (used in) operating activities                   354     (1,415)
                                                                  -------    -------
Cash flows from investing activities:
   Acquisition net of cash acquired                                    --     (1,598)
   Franchise notes receivable issued                               (1,015)      (379)
   Proceeds from repayment of franchise notes receivable            2,338      1,443
   Purchase of property and equipment                                (492)      (465)
   Conveyance of property and equipment                               881        173
                                                                  -------    -------

Net cash provided by (used in) investing activities               $ 1,712    $  (826)
                                                                  -------    -------

          See accompanying notes to Consolidated Financial Statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS -- Cont'd.
                                   (Unaudited)
                                 (In Thousands)

                                                                        For the Six Months Ended
                                                                                June 30,

                                                                            1999       1998
                                                                            ----       ----

Cash flows from financing activities:
   Payment of Price Protection Guarantee                                 $  (172)   $    --
   Repayment of borrowings under STI Loan Agreement                       (1,310)    (1,407)
   Repayment of other debt                                                  (623)    (1,499)
   Sale of common stock and other capital contributions                       --      2,077
   Issuance of 1998 Debentures                                                --      3,500
   Borrowings under additional loan agreements                                61         --
                                                                         -------    -------
Net cash (used in) provided by financing activities                       (2,044)     2,671

Net increase in cash and cash equivalents                                     22        430

Cash and cash equivalents - beginning of period                              828        334
                                                                         -------    -------

Cash and cash equivalents - end of period                                $   850    $   764
                                                                         =======    =======

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest                                                            $   386    $   945
                                                                         =======    =======

Acquisition, net of cash acquired:
   Working capital, other than cash                                      $    --    $  (314)
   Property and equipment                                                     --        160
   Other assets                                                               --         31
   Excess of cost over fair value of assets acquired                          --      1,721
                                                                         -------    -------
   Acquisition, net of cash acquired                                     $    --    $ 1,598
                                                                         =======    =======

          See accompanying notes to Consolidated Financial Statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)
                     (In Thousands, Except Number of Shares)

                                             Senior Convertible                              Additional                   Total
                                               Preferred Stock           Common Stock         Paid-In                  Shareholders'
                                            Shares       Amount      Shares         Amount    Capital       (Deficit)     Equity
                                            ------       ------      ------         ------    -------       ---------     ------
Balance - December 31, 1998                   35    $    4,025    14,920,351   $      149   $   46,036    $  (37,663)   $   12,547

Issuance of common shares upon
   conversion of Senior Convertible
   Preferred Stock                            (6)         (748)      175,000            2          899          (153)           --
Stock dividend on Senior Convertible
   Preferred Stock                            --            --        22,506           --           83           (83)           --
Reduction related to Price Protection
   Guarantee                                  --            --            --           --          (99)           --           (99)
Issuance of common shares to
   franchisees                                --            --           667           --           --            --            --

Net income                                    --            --            --           --           --           468           468
                                              --    ----------    ----------   ----------   ----------    ----------   -----------

Balance - March 31, 1999                      29    $    3,277    15,118,524   $      151   $   46,919    $  (37,431)   $   12,916
                                              ==    ==========    ==========   ==========   ==========    ==========    ==========
Reduction related to Price Protection
   Guarantee                                  --            --            --           --          (73)           --           (73)
Net income                                    --            --            --           --           --           292           292
                                              --    ----------    ----------   ----------   ----------    ----------   -----------
Balance - June 30, 1999                       29    $    3,277    15,118,524   $      151   $   46,846    $  (37,139)   $   13,135
                                              ==    ==========    ==========   ==========   ==========    ==========    ==========

          See accompanying notes to Consolidated Financial Statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1

     The accompanying Consolidated Financial Statements of Sterling Vision, Inc. (the "Registrant") and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1998. There have been no changes in significant accounting policies since December 31, 1998.

NOTE 2 - Convertible Debentures

1997 Debentures

     On February 26, 1997, the Company entered into Convertible Debentures and Warrants Subscription Agreements with certain investors in connection with the private placement (the "Private Placement") of units (collectively, the "Units") consisting of an aggregate of $8,000,000 principal amount of the Company's Debentures due August, 1998, (collectively, the "Debentures") and an aggregate of 800,000 warrants (collectively, the "Warrants"). Each Warrant, exercisable until February 26, 2000, entitles the holder to purchase one share of the Company's Common Stock at an average exercise price per share of $5.16. For every two Warrants exercised during the 2-year period ending May 30, 1999, a holder would receive an additional warrant (collectively, the "Bonus Warrants") to purchase one additional share of Common Stock at a price of $7.50 per share. Bonus Warrants would have a term of 3 years from the date of grant.

     The Debentures were convertible at a price per share (the "Conversion Price") equal to the lesser of $6.50 or 85% of the average closing bid price of the Common Stock, as reported on the Nasdaq National Market System, for the 5 trading days immediately preceding the date of conversion. The Company did, however, have the right to redeem any Debentures requested to be converted, in the event the Conversion Price was $6.00 or less. In such event, the redemption price would have been equal to 115% of the face amount of that portion of the Debentures requested to be converted. As of June 30, 1999, all of the Debentures had been converted by the holders thereof.

     As of June 30, 1999, 250,000 and 275,000 Warrants and Bonus Warrants, respectively, remained outstanding.

1998 Debentures/Convertible Preferred Stock

     In February 1998, the Company entered into Convertible Debentures and Warrants Subscription Agreements with certain investors in connection with the private placement of units consisting of an aggregate of $3,500,000 principal amount of convertible debentures due February, 1999 (collectively, the "1998 Debentures") and an aggregate of 700,000 warrants (collectively, the "1998 Warrants"). The 1998 Warrants initially entitled the holders thereof to purchase up to 700,000 shares of the Company's Common Stock at a price of $5.00 per share through the year 2001.

     Subsequent to the date of the Company's issuance and sale of the 1998 Debentures and 1998 Warrants, the Company and the holders thereof (collectively, the "Original Holders") determined that the issuance and sale of the 1998 Debentures and 1998 Warrants should be rescinded based upon a certain mutual mistake of the Company and the Original Holders. Accordingly, on April 14, 1998, the Company and the Original Holders entered into an Exchange Agreement, effective as of February 17, 1998, whereby the 1998 Debentures were rescinded and declared null and void from inception, and were exchanged for $3,500,000 stated value ($4,025,000 fair value) of a series of the Company's

Preferred Stock, par value $.01 per share (the "Senior Convertible Preferred Stock"), and the 1998 Warrants were exchanged for new warrants (the "New Warrants") entitling the Original Holders to purchase, until February 17, 2001, to the extent the Company did not redeem the Senior Convertible Preferred Stock on February 17, 1999, up to 700,000 shares of Common Stock at a price of $5.00 per share.

     The Senior Convertible Preferred Stock originally required the Company to pay quarterly dividends (in cash or Common Stock) calculated at a rate of 10% per annum, commencing May 17, 1998. Additionally, the Company, from and after February 17, 1999, was required to redeem (in cash or Common Stock) all of the Senior Convertible Preferred Stock at 105% of the then outstanding stated value, based on a conversion price of $5.00. Thereafter, the Company would be required to pay dividends thereon, calculated at the rate of 24% per annum. Finally, the Senior Convertible Preferred Stock contained a price-protection guarantee provision, whereby the Company, under certain circumstances, would be required to pay to the holders, the difference between the $5.00 conversion price and the selling price (net of commissions) of any such shares sold by the holders.

     As a result of the foregoing, the Company recorded amortization of debt discount of $1,073,000 in the first quarter of 1998. This amount represented the intrinsic value of the beneficial conversion feature, which was inherent in the conversion terms of the 1998 Debentures (approximately $963,000), and $110,000 of amortization related to the fair value of the 1998 Warrants issued in connection with the 1998 Debentures. The remaining portion of the discount, attributable to the 1998 Warrants would have been amortized over the life of the 1998 Debentures; however, due to the issuance of the Senior Convertible Preferred Stock and the resulting extinguishment of such 1998 Debentures, that portion of the discount, $805,000, was recorded as loss from early extinguishment of debt on the Consolidated Statement of Operations in 1998.

     On August 18, 1998 and November 19, 1998, the Company issued 19,550 and 27,944 registered shares of its Common Stock, respectively, in payment of the required dividends on the Senior Convertible Preferred Stock.

     On January 4, 1999, the Company and the holders of its Senior Convertible Preferred Stock entered into an Amendment Agreement to reduce the conversion price, from $5.00 to $4.00, of all shares of Senior Convertible Preferred Stock converted into Common Stock on or prior to February 10, 1999, and to eliminate the Price Protection Guarantee provision contained in the original Agreement.

     On March 4, 1999, effective as of February 11, 1999, the Company and each of the then, four remaining holders of the Senior Convertible Preferred Stock entered into another amendment to the original agreement, whereby: (i) the conversion price of all outstanding shares of Senior Convertible Preferred Stock was reduced from $5.00 to $3.00; (ii) extended the date by which the Company is required to redeem all outstanding Senior Convertible Preferred Stock was extended, from February 17, 1999 to February 17, 2000; (iii) the requirement for the Company to pay dividends on the Senior Convertible Preferred Stock from and after February 17, 1999, was eliminated; and (iv) the exercise price of the outstanding 1998 Warrants was reduced from $5.00 to $4.00.

     On January 13, 1999 and March 26, 1999, certain holders of the Company's Senior Convertible Preferred Stock exercised their right to convert an aggregate of $650,000 stated value of Senior Convertible Preferred Stock, into an aggregate of 175,000 registered shares of the Company's Common Stock.

NOTE 3 - Singer Transaction

     On April 1, 1997, the Company acquired all of the issued and outstanding shares of the capital stock of Singer Specs, Inc., a Delaware corporation, and certain of its wholly-owned subsidiaries (collectively, "Singer") pursuant to the terms of a certain Agreement and Plan of Reorganization, dated February 19, 1997 (the "Singer Agreement"), between the Company and the owners (collectively, the "Shareholders") of all of the capital stock of Singer; and, in April 1998, Singer Specs, Inc. was merged with and into the Registrant. As of the date of such acquisition, Singer was the operator of 4 retail optical stores, each of which were simultaneously franchised to corporations owned by the Shareholders, the franchisor of an additional 27 retail optical stores, all of which were located in the States of Pennsylvania, Delaware, New Jersey, Virginia and the U.S. Virgin Islands, and the owner of a commercial building located in Philadelphia, Pennsylvania, which was sold by the Company in December 1998.

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

     The Singer Agreement also required that the Company, under certain circumstances, to pay to the Shareholders the difference between the market price of the Company's Common Stock as of April 1, 1997, and the selling price (net of 50% of commissions) of any such shares of Common Stock subsequently sold by the Shareholders (the "Price Protection Guarantee").

     On July 31, 1998, the Company and the Shareholders entered into a Settlement Agreement, whereby the Company released to the Shareholders' all of the remaining shares of Common Stock originally pledged to the Company. Additionally, the parties agreed to reduce the Price Protection Guarantee from $8.05 to $6.60, the Shareholders agreed to pay the Company the first $300,000 of net proceeds realized by them in connection with their future sale of the Company's Common Stock above the Price Protection Guarantee, and the Company agreed to accelerate the time periods within which the Shareholders could sell their remaining shares of Common Stock.

     During 1998, the Company, pursuant to the settlement agreement, paid the Shareholders approximately $285,000 in connection with the Price Protection Guarantee and their sale of approximately 80,000 shares of the Company's Common Stock.

     For the six months ended June 30, 1999, the Company paid the Shareholders approximately $172,000, pursuant to the Price Protection Guarantee in connection with their sale of approximately 60,000 shares of the Company's Common Stock. There were no sales of shares for the comparable period in 1998.

NOTE 4 - Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                  For the Three Months Ended        For the Six Months Ended
                                                             June 30,                       June 30,
                                                      1999           1998            1999            1998
                                                  ------------   ------------    ------------    ------------
Income available to common shareholders:
  Net income (loss)                             $    292,000    $ (4,093,000)   $    760,000    $ (5,064,000)
  Dividends on Senior Convertible
    Preferred Stock                                       --               *         (83,000)              *
  Effect of the induced conversion of
    Senior Convertible Preferred Stock                    --               *        (153,000)              *
                                                 ------------    ------------    ------------    ------------

  Income available to common shareholders -
    basic earnings (loss) per share                  292,000      (4,093,000)        524,000      (5,064,000)

    Effect of dilutive securities:
      Dividends on Senior
        Convertible Preferred Stock                       --               *          83,000               *
      Effect of the assumed conversion of
        Senior Convertible Preferred Stock        (1,235,000)              *      (1,568,000)              *
                                                ------------    ------------    ------------    ------------

  Income available to common shareholders -
    diluted (loss) per share                    $   (943,000)   $ (4,093,000)   $   (961,000)   $ (5,064,000)
                                                ============    ============    ============    ============

Weighted average shares outstanding:
  Weighted average shares outstanding - basic
    earnings (loss) per share                     15,119,000      14,571,000      15,089,000      14,382,000

    Effect of dilutive securities:
      Options and warrants                           308,000               *         192,000               *
      Effect of assumed conversion of Senior
        Convertible Preferred Stock                  950,000               *         950,000               *
                                                ------------    ------------    ------------    ------------
    Dilutive potential common shares               1,258,000              --       1,142,000              --

  Weighted average shares outstanding -
    diluted (loss) per share                      16,377,000      14,571,000      16,231,000      14,382,000
                                                  ==========      ==========      ==========      ==========
Basic earnings (loss) per share                 $        .02    $       (.28)   $        .04    $       (.35)
                                                ============    ============    ============    ============
Diluted (loss) per share                        $       (.06)   $       (.28)   $       (.06)   $       (.35)
                                                ============    ============    ============    ============

  * In 1998, the impact of the inclusion of convertible securities would have been antidilutive.

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

     As of June 30, 1999, the Company held leases for six excimer lasers and ancillary equipment expiring through 2001 (see Note 9). The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets.

NOTE 6 - Company-Managed Stores

     In the fourth quarter of 1998, the Company, as required, adopted the provisions of Emerging Issues Task Force Issue 97-2 ("EITF 97-2"), "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." In connection with the adoption of EITF 97-2, the Company, as required, deconsolidated the results of operations pertaining to those franchised stores being operated by the Company under management agreements. In connection with the adoption of EITF 97-2, the Company restated its Quarterly Report on Form 10-Q/A for the Six Months Ended June 30, 1998.

     For the three months ended June 30, 1999 and 1998, net sales for Company-managed stores were $409,000 and $1,251,000, respectively, and total costs and expenses were $548,000 and $1,384,000, respectively. For the six months ended June 30, 1999 and 1998, net sales for Company-managed stores were $872,000 and $2,377,000, respectively, and total costs and expenses were $1,124,000 and $2,437,000, respectively. The net result of the Company's operation of such Company-managed franchised stores is classified as a gain or loss from managed stores in the accompanying Consolidated Statements of Operations.

     For the three months and six months ended June 30, 1999 and 1998, the Company managed a total of 5 and 13 franchised locations, respectively, under management agreements. The agreements generally provide for the Company's management of the operations of each location, with all operating decisions being made primarily by the Company. The Company owns the inventory at each location and is generally responsible for the collection of all revenues and the payment of all expenses.

NOTE 7 - Segment Information

     In the fourth quarter of 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers.

     For the six months ended June 30, 1999 and 1998, the Company's operations were classified in three principal industry segments:

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

     AMBULATORY SURGERY: The Ambulatory Surgery segment, whereby the Company renders consulting and administrative services to the licensee of a full-service ambulatory surgery center located in Garden City, New York.

     Prior to 1996, the Company's operations were limited to the retail optical segment.

     Summarized financial information concerning the industry segments and geographic areas in which the Company operated for each of the six months ended June 30, 1999 and 1998, is shown in the following tables (in thousands):

                         OPERATIONS BY INDUSTRY SEGMENT

                                              Retail           Insight         Ambulatory
                                              Optical           Laser           Surgery             Total
                                              -------         ---------        ---------           -------
1999

Revenues from sales                           $9,610            $2,217           $  405            $12,232
Franchise-related and other                    6,007                --               --              6,007
                                              ------            ------           ------            -------

Total Revenues                                15,617             2,217              405             18,239
Operating Profit                                 226               852              135              1,213
Capital Expenditures                             492                --               --                492
Depreciation and Amortization                    802               424               59              1,285


1998

Revenues from sales                           10,464               835               --             11,299
Franchise-related and other                    6,079                --               --              6,079
                                              ------            ------           ------             ------

Total Revenues                                16,543               835               --             17,378
Operating Profit                                 436                57               --                493
Capital Expenditures                             465                --               --                465
Depreciation and Amortization                    727               488               --              1,215

     There were no intersegment sales for either of the six months ended June 30, 1999 or 1998. No single customer represented more than 10% of consolidated sales for either of the six months ended June 30, 1999 or 1998.

NOTE 8 - Reclassifications

     Certain reclassifications have been made to prior year's financial statements to conform with the current year presentation.

NOTE 9 - Subsequent Events

     In July 1998, shareholders sold, pursuant to the terms of the Singer Agreement, approximately 66,000 shares of the Company's stock, which the Company will pay approximately $210,000.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the Three and Six Months Ended June 30, 1999 compared to June 30, 1998

      Systemwide sales, which represent combined retail sales generated by Company-owned stores, as well as revenues generated: (i) by VisionCare of California ("VCC"), a specialized health care maintenance organization licensed by the California Department of Corporations; (ii) the Company's rendering of consulting and administrative services to the licensee of an ambulatory surgery center; and (iii) from the operation of Insight Laser Center, Inc. ("Insight") decreased by approximately $2,579,000, or 6.6%, to $36,417,000 for the three months ended June 30, 1999, as compared to $38,996,000 for the comparable period in 1998, and decreased by approximately $2,813,000, or 3.7%, to $73,515,000 for the six months ended June 30, 1999, as compared to $76,328,000 for the comparable period in 1998. These decreases were principally due to a decrease in comparable unit sales, as described below, and a lower number of stores in operation for both the three and six month periods ended June 30, 1999, as compared to the comparable periods in 1998, offset, in part, by an increase in the Insight Laser division's sales of $856,000 or 205% to $1,274,000 for the three months ended June 30, 1999, as compared to $418,000 for the comparable period in 1998, and an increase in the Insight Laser Division's sales of $1,382,000, or 166%, to $2,217,000 for the six months ended June 30, 1999, as compared to $835,000 for the comparable period in 1998. As of June 30, 1999, there were 284 Sterling Stores in operation, consisting of 41 Company-owned stores (including 5 Company-owned stores being managed by franchisees) and 243 franchised stores (including 5 franchised stores being managed by the Company on behalf of franchisees), as compared to 305 Sterling Stores in operation as of June 30, 1998, consisting of 56 Company-owned stores (including 6 Company-owned stores being managed by franchisees) and 249 franchised stores (including 13 stores being managed by the Company on behalf of franchisees). These stores operate under various trade names including Sterling Optical, Site for Sore Eyes, IPCO Optical, Benson Optical, Superior Optical, Southern Optical, Nevada Optical, Duling Optical, Monfried Optical, Kindy Optical and Singer Specs. On a same store basis (for stores that operated as either a Company-owned or franchised store during the entirety of both of the three months ended June 30, 1999 and 1998), systemwide sales decreased by $752,000, or 2.4%, to $30,430,000 for the three months ended June 30, 1999, as compared to $31,182,000 for the comparable period in 1998, and decreased by $1,080,000 or 1.7%, to $61,275,000 for the six months ended June 30, 1999, as compared to $62,355,000 for the comparable period in 1998. There were 231 stores that operated as either a Company-owned, a Company-managed or franchised store during the entirety of both the three and six months ended June 30, 1999 and 1998.

     Franchise royalties increased by $43,000, or 1.9%, to $2,344,000 for the three months ended June 30, 1999, as compared to $2,301,000 for the comparable period in 1998. Franchise royalties decreased by $116,000 or 2.5% to $4,570,000 for the six months ended June 30, 1999, as compared to $4,686,000 for the comparable period in 1998.

     Net gains and fees from the conveyance of Company-owned store assets to franchisees increased by $123,000, or 384%, to $155,000 for the three months ended June 30, 1999 as compared to $32,000 for the comparable period in 1998, and increased by $397,000 or 238%, to $564,000 for the six months ended June 30, 1999, as compared to $167,000 for the comparable period in 1998. These increases were principally due to the conveyance of the assets of one and five Company-owned stores, respectively, to franchisees for the three and six months ended June 30, 1999, as compared to the conveyance of the assets of one and three Company-owned stores, respectively, to franchisees during the comparable periods in 1998.

     Other income (primarily interest on franchise notes) decreased by approximately $261,000 or 38.9% to $410,000 for the three months ended June 30, 1999, as compared to $671,000 for the comparable period in 1998, and decreased by approximately $353,000 or 28.8% to $873,000 for the six months ended June 30, 1999, as compared to $1,226,000 for the comparable period in 1998. These decreases are principally due to certain franchisees voluntarily prepaying off their notes prior to the scheduled maturity dates.

     The Company's gross profit margin decreased by 6.1%, to 70.8% for the three months ended June 30, 1999, as compared to 76.9% for the comparable period in 1998, and decreased by 2.2%, to 71.0% for the six months ended June 30, 1999, as compared to 73.2% for the comparable period in 1998. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competition and promotional incentives.

     Selling expenses decreased to $3,681,000, or 61.5% of net sales, for the three months ended June 30, 1999, as compared to $4,225,000, or 77.0% of net sales, for the comparable period in 1998. Selling expenses decreased to $7,471,000, or 61.1% of net sales, for the six months ended June 30, 1999, as compared to $7,775,000, or 68.8% of net sales, for the comparable period in 1998. These percentage decreases were principally due to lower payroll costs at the store level for the three and six month periods ended June 30, 1999, as compared to the comparable period in 1998.

     General and administrative expenses (including depreciation and interest expense) decreased by $2,801,000, or 50.1%, to $2,795,000 for the three months ended June 30, 1999, as compared to $5,596,000 for the comparable period in 1998, and decreased by $3,080,000 or 35.2% to $5,664,000 for the six months ended June 30, 1999, as compared to $8,744,000 for the comparable period in 1998. These improvements resulted principally from a decrease of approximately $1,800,000 in the Company's provision for doubtful accounts. In addition, charges were incurred in 1998 of approximately $175,000 in write-off of debt issuance costs, related to the issuance of the 1998 Debentures, and $311,000 of charges related to warrant conversion costs. No such charges were incurred in 1999.

     Losses from the operation of managed stores increased by $6,000 or 4.5% to $139,000 for the three months ended June 30, 1999, as compared to a loss of $133,000 for the comparable period in 1998, and increased by $192,000 or 320% to $252,000 for the six months ended June 30, 1999, as compared to a loss of $60,000 for the comparable period in 1998.

     Interest expense decreased by $284,000 or 54.4% to $238,000 for the three months ended June 30, 1999, as compared to $522,000 for the comparable period in 1998 and decreased by $373,000 or 40.7% to $544,000 for the six months ended June 30, 1999, as compared to $917,000 for the comparable period in 1998. These improvements resulted from a decrease of debt issuance costs of approximately $155,000 for the three and six months ended June 30, 1999, as compared to the comparable period in 1998.

     The Company's income before taxes increased by $4,385,000 or 107% to $292,000 for the three months ended June 30, 1999, as compared to a loss of $(4,093,000) for the comparable period in 1998, and increased by $5,824,000 or 115% to $760,000 for the six months ended June 30, 1999, as compared to a loss of $(5,064,000) for the comparable period in 1998. These increases resulted from a decrease of approximately $1,110,000 of amortization of debt discount costs, a decrease of approximately $1,800,000 of provisions for doubtful accounts, a decrease of $805,000 from the early retirement of debt, a decrease of $175,000 in write-off of debt issuance costs related to the issuance of the 1998 Debentures, and a decrease of $311,000 of debt conversion costs for the three and six months ended June 30, 1999, as compared to the comparable period in 1998.

Liquidity and Capital Resources

     For the six months ended June 30, 1999, cash flows provided by from operating activities were $354,000, as compared to cash flows used in operating activities of $(1,415,000) for the comparable period in 1998. This increase is principally due to the increase in Net Income to $760,000 for the six months ended June 30, 1999, as compared to a loss of $(5,064,000) for the comparable period in 1998.

     For the six months ended June 30, 1999, cash flows provided by investing activities were $1,712,000, as compared to cash flows used in investing activities of $(826,000) for the comparable period in 1998. This increase is principally due to an increase in proceeds from repayment of franchise notes to $2,338,000 and an increase in the conveyance of property and equipment to $881,000 for the six months ended June 30, 1999, as compared to $1,443,000 and $173,000, respectively for the comparable period in 1998.

     For the six months ended June 30, 1999, cash flows used in financing activities were $(2,044,000), as compared to cash flows provided of $2,671,000 for the comparable period in 1998. The decrease of $4,715,000 in cash flows used in financing activities is principally due to 1998 reflecting the sale of Common Stock and other capital contributions of $2,077,000 and the issuance of the 1998 Debentures of $3,500,000.

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

     The Company believes that it will continue to improve cash flows during 1999, based on the following factors, among others: (i) closing certain poor performing Company-owned stores, (ii) improvement in store profitability through increased monitoring of store-by-store operations and actual results as compared to expected results, (iii) an expected increase in operations and cash flows of the Company's Insight Laser and ambulatory surgery businesses, and (iv) a reduction of administrative overhead expenses, if necessary.

     As of December 31, 1998, the Company was not in compliance with the financial covenants of its loan agreement with STI Credit Corporation ("STI") although STI, on April 13, 1999, waived all such defaults through December 31, 1999, agreed to the elimination of all prepayment penalties contained in the Loan Agreement; and agreed to apply the balance of the Additional Funds being held by STI for disbursement to the Company ($500,000 plus accrued interest) to the balance of the loan, all in exchange for the Company's payment, to STI, of a fee of $150,000, which fee was charged against the Additional Funds to be credited to the balance of the loan. However, there can be no assurance that the Company would be able to obtain such a waiver in future periods, should such financial covenants not be met by the Company.

     The Company believes, based on its current projections, that its liquid assets, presently on hand, together with cash generated from operations, should be sufficient for its presently contemplated operations. However, there can be no assurance that the Company will be able to generate positive cash flows and, if it does, that such cash flows will be sufficient to adequately fund its ongoing operations and future plans. If the Company cannot generate sufficient cash flows from operations, it may be required to seek alternative debt and/or equity financing. However, there can be no assurance that such debt and/or equity financing will be available to the Company when necessary, or at terms that will be attractive to the Company.

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

                              STERLING VISION, INC.
                              (Registrant)

                              BY:      /s/ Robert Cohen
                                       Robert Cohen
                                       Chairman of the Board

                              BY:      /s/William J. Young
                                       William J. Young
                                       Chief Financial Officer/Treasurer

                                       Dated: August 16, 1999