Form 10-Q
period 1999-09-30
STERLING VISION INC
filed 1999-11-22
CIK 1002554

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark one)
   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

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

                         Yes               No
                             ---               ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      There were 15,179,130 shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of November 19, 1999.

Item 1.  Financial Statements

                     STERLING VISION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                                September 30,   December 31,
                                                                    1999            1998
                                                                -------------   -----------
                                                                 (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                       $  1,595       $    828
   Accounts receivable - net of allowance for
     doubtful accounts of $2,145 and $2,060, respectively             2,460          2,257
   Other receivables                                                  1,363          1,121
   Franchise and other notes receivable                               2,791          3,077
   Inventories                                                        1,945          2,268
   Due from related parties                                              93            125
   Prepaid expenses and other current assets                            639            395
                                                                   --------       --------
     Total Current Assets                                            10,886         10,071

Property and equipment - net of accumulated depreciation              6,457          8,104

Franchise and other notes receivable - net of allowance
   for doubtful accounts of $400 and $450, respectively               9,855         11,359
Excess of cost over fair value of assets acquired                     4,109          3,735
Restricted cash                                                         124            624
Other assets                                                            636            601
                                                                   --------       --------
     Total Assets                                                  $ 32,067       $ 34,494
                                                                   ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                               $  4,261       $  4,130
   Accounts payable and accrued liabilities                           7,260          7,099
   Accrual for store closings and lease termination costs               495          1,254
   Franchise related obligations                                        941            939
                                                                   --------       --------
     Total Current Liabilities                                       12,957         13,422

Long-term debt                                                        4,252          7,422
Deferred franchise income                                                73             90
Excess of fair value of assets acquired over cost                       752          1,013
Minority interest                                                       110           --

Commitments and contingencies (Note 5)

Shareholders' Equity:
   Senior Convertible Preferred Stock, $.01 par value per
     share; authorized 5,000,000 shares; 29 and 35
     shares issued and outstanding, respectively                      3,277          4,025
   Common stock, $.01 par value per share; authorized 28,000,000 shares; 15,179,130 and 14,920,351 issued and outstanding,
     respectively                                                       152            149
   Additional paid-in capital                                        47,521         46,036
   (Deficit)                                                        (37,027)       (37,663)
                                                                   --------       --------
     Total Shareholders' Equity                                      13,923         12,547
                                                                   --------       --------
     Total Liabilities and Shareholders' Equity                    $ 32,067       $ 34,494
                                                                   ========       ========

          See accompanying notes to Consolidated Financial Statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In Thousands)

                                                       Three Months Ended        Nine Months Ended
                                                          September 30,            September 30,
                                                       1999           1998       1999           1998
                                                       ----           ----       ----           ----

Systemwide sales                                      $ 37,026    $ 38,036    $ 110,713    $ 114,364
                                                      ========    ========    =========    =========

Revenues:
   Net sales                                          $  5,689    $  6,139    $  17,921    $  17,438
   Franchise royalties                                   2,415       2,281        6,985        6,967
   Net gains and fees from the conveyance of
      Company-owned store assets to franchisees             68        --            632          167
   Other income                                            368         520        1,241        1,746
                                                      --------    --------    ---------    ---------
Total Revenues                                           8,540       8,940       26,779       26,318
                                                      --------    --------    ---------    ---------

Costs and Expenses:
   Cost of sales                                         1,497       1,509        5,045        4,539
   Selling expenses                                      3,434       4,141       10,905       11,916
   General and administrative expenses                   2,962       3,954        8,626       12,699
   Loss from managed stores                                158         271          410          331
   Provision for store closings (Note 9)                  --         2,500         --          2,500
   Interest expense                                        267         331          811        1,248
   Amortization of debt discount                          --          --           --          1,110
                                                      --------    --------    ---------    ---------
Total Costs and Expenses                                 8,318      12,706       25,797       34,343
                                                      --------    --------    ---------    ---------

Income (Loss) before extraordinary item and
    provision for income taxes                             222      (3,766)         982       (8,025)
Extraordinary item - loss from early retirement
  of debt                                                 --          --           --           (805)
                                                      --------    --------    ---------    ---------
Income (Loss) before provision for income taxes and
   minority interest                                       222      (3,766)         982       (8,830)
Provision for income taxes                                --          --           --           --
Minority interest                                          110        --            110         --
                                                      --------    --------    ---------    ---------
Net income (loss)                                     $    112    $ (3,766)   $     872    $  (8,830)
                                                      ========    ========    =========    =========

Per share information (Note 4):
  Net income (loss) per share:

      Basic                                           $    .01    $   (.26)   $     .04    $    (.61)
                                                      --------    --------    ---------    ---------

      Diluted                                         $   (.08)   $   (.26)   $    (.05)   $    (.61)
                                                      --------    --------    ---------    ---------

   Shares used in computing net income
     (loss) per share:

      Basic                                             15,174      14,844       15,118       14,536
                                                      --------    --------    ---------    ---------

      Diluted                                           16,281      14,844       16,248       14,536
                                                      ========    ========    =========    =========

          See accompanying notes to Consolidated Financial Statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                    For the Nine Months Ended
                                                                          September 30,
                                                                        1999         1998
                                                                      --------     --------
Cash flows from operating activities:
   Net income (loss)                                                  $   872      $(8,830)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Minority interest                                                  110         --
       Depreciation and amortization                                    1,904        1,866
       Amortization of debt discount                                     --          1,915
       Allowance for doubtful accounts                                    573        3,653
       Provision for store closings                                      --          2,500
       Net gain from the conveyance of Company-owned store
         assets to franchisees                                           (391)        (102)
       Accrued interest                                                    65           54
       Accretion of fair value of assets acquired over cost              (262)        (262)
       Issuance of non-employee stock options                            --            227
       Changes in assets and liabilities:
         Accounts receivable                                           (1,740)      (2,463)
         Inventories                                                      323           38
         Prepaid expenses and other current assets                       (211)         119
         Other assets                                                     (52)         (70)
         Accounts payable and accrued liabilities                       1,405         (449)
         Franchise related obligations                                     73          153
         Deferred franchise income                                        (87)         (21)
         Accrual for store closings and lease termination costs          (759)          65
                                                                      -------      -------

Net cash provided by (used in) operating activities                     1,823       (1,607)
                                                                      -------      -------

Cash flows from investing activities:
   Acquisition net of cash acquired                                      --         (1,598)
   Franchise notes receivable issued                                   (1,553)        (698)
   Proceeds from repayment of franchise notes receivable                3,393        2,082
   Purchase of property and equipment                                  (1,148)        (957)
   Conveyance of property and equipment                                 1,236          213
                                                                      -------      -------

Net cash provided by (used in) investing activities                   $ 1,928      $  (958)
                                                                      =======      =======










          See accompanying notes to Consolidated Financial Statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS -- Cont'd.
                                   (Unaudited)
                                 (In Thousands)


                                                       For the Nine Months Ended
                                                             September 30,
                                                           1999         1998
                                                         --------     --------

Cash flows from financing activities:
   Payment of Price Protection Guarantee                  $  (386)   $  --
   Repayment of borrowings under STI Loan Agreement        (1,825)    (2,041)
   Repayment of other debt                                 (1,214)    (1,174)
   Sale of common stock and other capital contributions      --        2,714
   Issuance of 1998 Debentures                               --        3,500
   Borrowings under additional loan agreements                441       --
                                                          -------    -------
Net cash (used in) provided by financing activities        (2,984)     2,999
                                                          -------    -------

Net increase in cash and cash equivalents                     767        434

Cash and cash equivalents - beginning of period               828        334
                                                          -------    -------

Cash and cash equivalents - end of period                 $ 1,595    $   768
                                                          =======    =======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                             $   172    $   250
                                                          =======    =======

Acquisition, net of cash acquired:
   Working capital, other than cash                       $  --      $  (314)
   Property and equipment                                    --          160
   Other assets                                              --           31
   Excess of cost over fair value of assets acquired         --        1,721
                                                          -------    -------
   Acquisition, net of cash acquired                      $  --      $ 1,598
                                                          =======    =======










          See accompanying notes to Consolidated Financial Statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (Unaudited)
                     (In Thousands, Except Number of Shares)




                                        Senior Convertible                     Additional               Total
                                         Preferred Stock      Common Stock      Paid-In              Shareholders'
                                       Shares     Amount    Shares    Amount    Capital   (Deficit)    Equity
                                       ------     ------    ------    ------    -------   ---------    ------
Balance - December 31, 1998              35    $ 4,025    14,920,351   $149   $ 46,036    $(37,663)   $ 12,547

Issuance of common shares upon
   conversion of Senior Convertible
   Preferred Stock                       (6)      (748)      175,000      2        899        (153)       --
Stock dividend on Senior Convertible
   Preferred Stock                      --        --          22,506    --          83         (83)       --
Reduction related to Price Protection
   Guarantee                            --        --            --      --         (99)       --           (99)
Issuance of common shares to
   franchisees                          --        --             667    --        --          --          --

Net income                              --        --            --      --        --           468         468
                                        ---    -------    ----------   ----   --------    --------    --------

Balance - March 31, 1999                 29    $ 3,277    15,118,524   $151   $ 46,919    $(37,431)   $ 12,916
                                        ===    =======    ==========   ====   ========    ========    ========

Reduction related to Price Protection
   Guarantee                            --        --            --      --         (73)       --           (73)
Net income                              --        --            --      --        --           292         292
                                        ---    -------    ----------   ----   --------    --------    --------

Balance - June 30, 1999                  29    $ 3,277    15,118,524   $151   $ 46,846    $(37,139)   $ 13,135
                                        ===    =======    ==========   ====   ========    ========    ========

Reduction related to Price Protection
   Guarantee                            --        --            --      --        (214)       --          (214)
Issuance of common shares to vendors    --        --          60,606      1        249        --           250
Acquisition of RBG Consulting, Ltd.     --        --            --      --         640        --           640

Net income                              --        --            --      --        --           112         112
                                        ---    -------    ----------   ----   --------    --------    --------

Balance - September 30, 1999             29    $ 3,277    15,179,130   $152   $ 47,521    $(37,027)   $ 13,923
                                        ===    =======    ==========   ====   ========    ========    ========






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

NOTE 2 - 1998 Debentures/Convertible Preferred Stock

      In February 1998, the Company entered into Convertible Debentures and Warrants Subscription Agreements with certain investors in connection with the private placement of units consisting of an aggregate of $3,500,000 principal amount of convertible debentures due February 1999 (collectively, the "1998 Debentures") and an aggregate of 700,000 warrants (collectively, the "1998 Warrants"). The 1998 Warrants initially entitled the holders thereof to purchase up to 700,000 shares of the Company's Common Stock at a price of $5.00 per share through the year 2001.

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

      The Senior Convertible Preferred Stock originally required the Company to pay quarterly dividends (in cash or Common Stock) calculated at a rate of 10% per annum, commencing May 17, 1998. Additionally, the Company, from and after February 17, 1999, was required to redeem (in cash or Common Stock) all of the Senior Convertible Preferred Stock at 105% of the then outstanding stated value, based on a conversion price of $5.00; and in the event the Company did not so redeem such Senior Convertible Preferred Stock on February 17, 1999, the Company would thereafter be required to pay dividends thereon, calculated at the rate of 24% per annum. Finally, the Senior Convertible Preferred Stock contained a price-protection guarantee provision, whereby the Company, under certain circumstances, would be required to pay to the holders, the difference between the $5.00 conversion price and the selling price (net of commissions) of any such shares sold by the holders (the "Price Protection Guaranty").

      As a result of the foregoing, the Company recorded amortization of debt discount of $1,073,000 in the first quarter of 1998. This amount represented the intrinsic value of the beneficial conversion feature, which was inherent in the conversion terms of the 1998 Debentures (approximately $963,000), and $110,000 of amortization related to the fair value of the 1998 Warrants, issued in connection with the 1998 Debentures. The remaining portion of the discount, attributable to the 1998 Warrants, would have been amortized over the life of the 1998 Debentures; however, due to the issuance of the Senior Convertible Preferred Stock and the resulting extinguishment of such 1998 Debentures, that portion of the discount, $(805,000), was recorded as loss from early extinguishment of debt on the Consolidated Statements of Operations in 1998.

      On August 18, 1998 and November 19, 1998, the Company issued 19,550 and 27,944 registered shares of its Common Stock, respectively, in payment of the required dividends on the Senior Convertible Preferred Stock.

      On January 4, 1999, the Company and the holders of the Senior Convertible Preferred Stock entered into an Amendment Agreement to reduce the conversion price, from $5.00 to $4.00, of all shares of Senior Convertible Preferred Stock converted into Common Stock on or prior to February 10, 1999, and to eliminate the Price Protection Guaranty provision contained in the original agreement.

      On March 4, 1999, effective as of February 11, 1999, the Company and each of the then, four remaining holders of the Senior Convertible Preferred Stock entered into another amendment to the original agreement, whereby the conversion price of all outstanding shares of Senior Convertible Preferred Stock was reduced from $5.00 to $3.00, and the date by which the Company was required to redeem all outstanding Senior Convertible Preferred Stock was extended from February 17, 1999 to February 17, 2000. Additionally, the requirement for the Company to pay dividends on the Senior Convertible Preferred Stock from and after February 17, 1999 was eliminated and the exercise price of the outstanding new Warrants was reduced from $5.00 to $4.00.

      On January 13, 1999 and March 26, 1999, certain holders of the Company's Senior Convertible Preferred Stock exercised their right to convert an aggregate of $650,000 stated value of Senior Convertible Preferred Stock, into an aggregate of 175,000 registered shares of the Company's Common Stock.

NOTE 3 - Singer Transaction

      On April 1, 1997, the Company acquired all of the issued and outstanding shares of the capital stock of Singer Specs, Inc., a Delaware corporation, and certain of its wholly-owned subsidiaries (collectively, "Singer") pursuant to the terms of a certain Agreement and Plan of Reorganization dated February 19, 1997 (the "Singer Agreement"), between the Company and the owners (collectively, the "Shareholders") of all of the capital stock of Singer; and, in April 1998, Singer Specs, Inc. was merged with and into the Registrant. As of the date of such acquisition, Singer was the operator of 4 retail optical stores, each of which were simultaneously franchised to corporations owned by the Shareholders, the franchisor of an additional 27 retail optical stores, located in the States of Pennsylvania, Delaware, New Jersey, Virginia and the U.S. Virgin Islands, and the owner of a commercial building located in Philadelphia, Pennsylvania, which was sold by the Company in December 1998.

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

      The Singer Agreement also required that the Company, under certain circumstances, pay to the Shareholders the difference between the market price of the Company's Common Stock as of April 1, 1997 (the "Guaranteed Price") and the selling price (net of 50% of commissions) of any such shares of Common Stock subsequently sold by the Shareholders.

      On July 31, 1998, the Company and the Shareholders entered into a Settlement Agreement, whereby the Company released to the Shareholders' all of the remaining shares of Common Stock originally pledged to the Company. Additionally, the parties agreed to reduce the Guaranteed Price from $8.05 to $6.60, the Shareholders agreed to pay to the Company the first $300,000 of net proceeds realized by them in connection with their future sale of the Company's Common Stock above the Guaranteed Price, and the Company agreed to accelerate the time periods within which the

Shareholders could sell their remaining shares of Common Stock.

      During 1998, the Company, pursuant to the Settlement Agreement, paid the Shareholders approximately $285,000 in connection with their sale of approximately 80,000 of the Common Stock of the Company below the Guaranteed Price.

      For the nine months ended September 30, 1999, the Company paid the Shareholders approximately $386,000, in connection with their sale of approximately 126,000 shares of the Company's Common Stock below the Guaranteed Price. As of September 30, 1999, there were no more such shares outstanding.

NOTE 4 - Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

                                                      For the Three Months Ended        For the Nine Months Ended
                                                             September 30,                    September 30,
                                                          1999            1998            1999            1998
                                                          ----            ----            ----            ----

Income available to common shareholders:
    Net income (loss)                               $    112,000    $(3,766,000)   $    872,000    $ (8,830,000)
    Dividends on Senior Convertible
     Preferred Stock                                        --          (87,000)        (83,000)        (87,000)

    Effect of the induced conversion of Senior
      Convertible Preferred Stock                           --                *        (153,000)              *
                                                    ------------    -----------    ------------    ------------

    Income available to common shareholders
      basic earnings (loss) per share                    112,000     (3,853,000)        636,000      (8,917,000)

        Effect of dilutive securities:
           Dividends on Senior Convertible                  --                *          83,000               *
              Preferred Stock

           Effect of the assumed conversion of
              Senior Convertible Preferred Stock      (1,402,000)             *      (1,568,000)              *
                                                    ------------    -----------    ------------    ------------


    Income available to common shareholders -
       diluted (loss) per share                     $ (1,290,000)   $(3,853,000)   $   (849,000)   $ (8,917,000)
                                                    ============    ===========    ============    ============


Weighted average shares outstanding:
    Weighted average shares outstanding -
      basic earnings (loss) per share                 15,174,000     14,844,000      15,118,000      14,536,000


      Effect of dilutive securities:
         Options and warrants                            157,000              *         180,000               *
         Effect of assumed conversion of Senior
           Convertible Preferred Stock                   950,000              *         950,000               *
                                                    ------------    -----------    ------------    ------------
      Dilutive potential common shares                 1,107,000          --          1,130,000            --

    Weighted average shares outstanding -
      diluted (loss) per share                        16,281,000     14,844,000      16,248,000      14,536,000
                                                    ============    ===========    ============    ============

Basic earnings (loss) per share                     $        .01    $      (.26)   $        .04    $       (.61)
                                                    ============    ===========    ============    ============

Diluted (loss) per share                            $       (.08)   $      (.26)   $       (.05)   $       (.61)
                                                    ============    ===========    ============    ============


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

         The Company leases locations for the majority of both its Company-owned and franchised stores. The Company holds the master lease on substantially all franchised locations and, as part of the franchise agreement, sublets the related premises to the franchisee. Most master leases require the payment of additional rent in the form of common area maintenance charges, real estate taxes and other items, as well as percentage rent based upon the store in question exceeding certain established sales volumes. As required by Statement of Financial Accounting Standards ("SFAS") No. 13 "Accounting for Leases," the Company amortizes its rent expense on a straight-line basis over the respective lives of the related leases.

         As of September 30, 1999, the Company's subsidiary Insight Laser Centers, Inc. held leases for six excimer lasers and ancillary equipment expiring through 2004. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets.

NOTE 6 - Company-Managed Stores

         In the fourth quarter of 1998, the Company, as required, adopted the provisions of Emerging Issues Task Force Issue 97-2 ("EITF 97-2"), "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." In connection with the adoption of EITF 97-2, the Company, as required, deconsolidated the results of operations pertaining to those franchised stores being operated by the Company under management agreements. In connection with the adoption of EITF 97-2, the Company restated its Quarterly Report on Form 10-Q/A for the Nine Months Ended September 30, 1998.

         For the three months ended September 30, 1999 and 1998, net sales generated from the operation of Company-managed stores were $425,000 and $1,110,000, respectively, and total costs and expenses were $583,000 and $1,381,000, respectively. For the nine months ended September 30, 1999 and 1998, net sales generated from the operation of Company-managed stores were $1,297,000 and $3,487,000, respectively, and total costs and expenses were $1,707,000 and $3,818,000, respectively. The net operations of the Company's operation of such Company-managed franchised stores is classified as a loss from managed stores in the accompanying Consolidated Statements of Operations.

         For the three months and nine months ended September 30, 1999 and 1998, the Company managed a total of 5 and 12 franchised locations, respectively, under management agreements. The agreements generally provide for the Company's management of the operations of each location, with all operating decisions being made primarily by the Company. The Company owns the inventory at each location and is generally responsible for the collection of all revenues and the payment of all expenses.

NOTE 7 - Segment Information

         In the fourth quarter of 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 established annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers.

         For the nine months ended September 30, 1999 and 1998, the Company's operations were classified in three principal industry segments:

         RETAIL OPTICAL: The retail optical segment, whereby the Company owns and operates, as well as franchises, a chain of retail optical stores which offer eyecare products such as prescription and non-prescription eyeglasses, eyeglass frames, ophthalmic lenses, contact lenses, sunglasses and a broad range of ancillary items.

         INSIGHT LASER: The Insight Laser segment, whereby the Company owns and operates a laser surgery center and provides access, for a fee, to affiliated ophthalmologists who utilize such center, as well as the Company's other excimer lasers in offering laser vision correction services.

         AMBULATORY SURGERY: The Ambulatory Surgery segment, whereby the Company renders consulting and administrative services to the licensee of a full-service ambulatory surgery center located in Garden City, New York.

         Summarized financial information concerning the industry segments and geographic areas in which the Company operated for each of the nine months ended September 30, 1999 and 1998, is shown in the following tables (in thousands):

                         OPERATIONS BY INDUSTRY SEGMENT

                                     Retail        Insight    Ambulatory
                                     Optical        Laser      Surgery     Total
1999

Revenues from sales                $13,703         $3,621      $597      $17,921
Franchise-related and other          8,858           --         --         8,858
                                   -------         ------      ----      -------

Total revenues                      22,561          3,621       597       26,779
Operating profit                       375          1,502       199        2,076
Capital expenditures                 1,148           --         --         1,148
Depreciation and amortization        1,272            603        89        1,964


1998

Revenues from sales                $15,792         $1,266      $380      $17,438
Franchise-related and other          8,880           --         --         8,880
                                   -------         ------      ----      -------

Total revenues                      24,672          1,266       380       26,318
Operating profit                       726            117       140          983
Capital expenditures                   772              1       184          957
Depreciation and amortization        1,117            700        49        1,866

       There were no intersegment sales for either of the nine months ended September 30, 1999 or 1998. No single customer represented more than 10% of consolidated sales for either of the nine months ended September 30, 1999 or 1998.

NOTE 8 - Acquisition

       On July 1, 1999, the Company acquired all of the issued and outstanding capital stock of RBG Consulting, Ltd. in exchange for a one-third interest in the Company's subsidiary, Insight Laser Centers, Inc. which one-third was estimated to be valued at $640,000. The total cost over the fair value of the assets acquired was $640,000, which represented goodwill. The acquisition will be accounted for under the purchase method of accounting.

NOTE 9 - Provision for Store Closings

       In 1998, the Company identified certain long-lived assets, principally those contained in certain of its Company-owned stores, where there had been, or there was expected to be, a change in circumstances which would affect the recoverability of all or a portion of the depreciated cost of such long-lived assets. The Company anticipated the closure of certain of its Company-owned stores and/or the sale, to Franchisees, of the assets contained therein. As a result, the Company recorded a provision for store closings of $2,500,000. In 1999, no such provision was deemed necessary.

NOTE 10 - Reclassifications

      Certain reclassifications have been made to prior year's financial statements to conform with the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the Three and Nine Months Ended September 30, 1999 compared to September 30, 1998

      Systemwide sales, which represent combined retail sales generated by Company-owned stores, as well as revenues generated: (i) by VisionCare of California ("VCC"), a specialized health care maintenance organization licensed by the California Department of Corporations; (ii) the Company's rendering of consulting and administrative services to the licensee of an ambulatory surgery center; and (iii) from the operation of Insight Laser Center, Inc. ("Insight") decreased by approximately $1,010,000, or 2.7%, to $37,026,000 for the three months ended September 30, 1999, as compared to $38,036,000 for the comparable period in 1998, and decreased by approximately $3,651,000, or 3.2%, to $110,713,000 for the nine months ended September 30, 1999, as compared to $114,364,000 for the comparable period in 1998. These decreases were principally due to a decrease in comparable unit sales, as described below, and a lower number of stores in operation for both the three and nine month periods ended September 30, 1999, as compared to the comparable periods in 1998, offset, in part, by an increase in the revenues generated from the operations of Insight of $972,000, or 225%, to $1,404,000 for the three months ended September 30, 1999, as compared to $432,000 for the comparable period in 1998, and an increase in the revenues generated from the operations of Insight of $2,355,000, or 186%, to $3,621,000 for the nine months ended September 30, 1999, as compared to $1,266,000 for the comparable period in 1998. As of September 30, 1999, there were 275 Sterling Stores in operation, consisting of 46 Company-owned stores (including 7 Company-owned stores being managed by franchisees) and 229 franchised stores (including 5 franchised stores being managed by the Company on behalf of franchisees), as compared to 296 Sterling Stores in operation as of September 30, 1998, consisting of 48 Company-owned stores (including 6 Company-owned stores being managed by franchisees) and 248 franchised stores (including 12 stores being managed by the Company on behalf of franchisees). These stores operate under various trade names including Sterling Optical, Site for Sore Eyes, IPCO Optical, Benson Optical, Superior Optical, Southern Optical, Nevada Optical, Duling Optical, Monfried Optical, Kindy Optical and Singer Specs. On a same store basis (for stores that operated as either a Company-owned or franchised store during the entirety of both of the three months ended September 30, 1999 and 1998), systemwide comparative sales decreased by $612,000, or 2.0%, to $30,593,000 for the three months ended September 30, 1999, as compared to $31,205,000 for the comparable period in 1998, and decreased by $1,333,000, or 1.5%, to $90,419,000 for the nine months ended September 30, 1999, as compared to $91,752,000 for the comparable period in 1998. There were 217 stores that operated as either a Company-owned, a Company-managed or franchised store during the entirety of both the three and nine months ended September 30, 1999 and 1998.

      Franchise royalties increased by $134,000, or 5.9%, to $2,415,000 for the three months ended September 30, 1999, as compared to $2,281,000 for the comparable period in 1998. Franchise royalties increased by $18,000, or .3%, to $6,985,000 for the nine months ended September 30, 1999, as compared to $6,967,000 for the comparable period in 1998.

      Net gains and fees from the conveyance of Company-owned store assets to franchisees increased by $68,000, or 100%, to $68,000 for the three months ended September 30, 1999, as compared to $0 for the comparable period in 1998. This increase was principally due to renewal fees and the fees related to the transfer of ownership from one franchisee to another. Net gains on fees from the conveyance of Company-owned store assets to franchisees increased by $465,000, or 278%, to $632,000 for the nine months ended September 30, 1999, as compared to $167,000 for the comparable period in 1998. This increase was principally due to the conveyance of the assets of 5 Company-owned stores to franchisees during the nine months ended September 30, 1999, as compared to 3 Company-owned stores to franchisees during the comparable period in 1998.

      Other income (primarily interest on franchise notes) decreased by approximately $152,000, or 29.2%, to $368,000 for the three months ended September 30, 1999, as compared to $520,000 for the comparable period in 1998, and decreased by approximately $505,000, or 28.9%, to $1,241,000 for the nine months ended September 30, 1999, as compared to $1,746,000 for the comparable period in 1998. These decreases were principally due to certain franchisees voluntarily prepaying their notes prior to the scheduled maturity dates thereof.

      The Company's gross profit margin decreased by 1.7%, to 73.7% for the three months ended September 30, 1999, as compared to 75.4% for the comparable period in 1998, and decreased by 2.1%, to 71.9% for the nine months ended September 30, 1999, as compared to 74.0% for the comparable period in 1998. This decrease resulted primarily from the continuation of promotional programs, instituted in 1999, in response to certain promotional incentives offered by certain major competitors of the Company. To match such incentives, the Company offered similar types of promotional programs to its customers, which resulted in lower gross profit margins. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competition and promotional incentives.

      Selling expenses decreased to $3,434,000, or 60.4% of net sales, for the three months ended September 30, 1999, as compared to $4,141,000, or 67.5% of net sales, for the comparable period in 1998. Selling expenses decreased to $10,905,000, or 60.9% of net sales, for the nine months ended September 30, 1999, as compared to $11,916,000, or 68.3% of net sales, for the comparable period in 1998. These percentage decreases were principally due to lower payroll costs at the store level for the three and nine month periods ended September 30, 1999, as compared to the comparable period in 1998.

      General and administrative expenses (including depreciation) decreased by $992,000, or 25.1%, to $2,962,000 for the three months ended September 30, 1999, as compared to $3,954,000 for the comparable period in 1998. This decrease resulted principally from a decrease of $400,000 in the Company's provision for doubtful accounts, a $227,000 decrease in fees paid to certain consultants to the Company, and a decrease of $110,000 in costs attributable to warrant conversions. General and administrative expenses decreased by $4,073,000, or 32.1%, to $8,626,000 for the nine months ended September 30, 1999, as compared to $12,699,000 for the comparable period in 1998. This decrease was principally due to a decrease of $2,300,000 in the Company's provision for doubtful accounts, a decrease of $421,000 in costs attributable to warrant conversions, a decrease of $227,000 in fees paid to certain consultants to the Company, a decrease of approximately $175,000 in writeoffs of debt issuance costs, a decrease of approximately $200,000 in general and administrative salaries and related costs, and a decrease in non-recurring professional fees of approximately $200,000.

      Interest expense decreased by $64,000, or 19.3%, to $267,000 for the three months ended September 30, 1999, as compared to $331,000 for the comparable period in 1998. Interest expense decreased by $437,000, or 35.0%, to $811,000 for the nine months ended September 30, 1999, as compared to $1,248,000 for the comparable period in 1998. These decreases resulted from a decrease in long-term debt for the three and nine months ended September 30, 1999, as compared to the comparable periods in 1998, and from a decrease of debt issuance costs of $155,000 for the nine months ended September 30, 1999.

      The Company's net income increased by $3,878,000, or 103%, to $112,000 for the three months ended September

30, 1999, as compared to a loss of $(3,766,000) for the comparable period in 1998. This increase was principally due to a decrease of $2,500,000 in the provision for store closings, a decrease in the provision for doubtful accounts of $400,000 and approximately $227,000 in lower fees paid to certain consultants to the Company. The Company's net income increased by $9,702,000, or 110%, to $872,000 for the nine months ended September 30, 1999, as compared to a loss of $(8,830,000) for the comparable period in 1998. This increase was principally due to a decrease of $2,500,000 in the provision for store closings, a decrease of $1,110,000 in amortization of debt discount costs, a decrease of approximately $80,000 in the provision for doubtful accounts, a decrease of $805,000 resulting from the early retirement of debt, a decrease of $421,000 in costs attributable to warrant conversions, lower payroll costs at the store level, and a decrease in the loss related to the operations of Insight.

Liquidity and Capital Resources

      For the nine months ended September 30, 1999, cash flows provided by operating activities were $1,823,000, as compared to cash flows used in operating activities of $(1,607,000) for the comparable period in 1998. This increase was principally due to the increase in Net Income to $872,000 for the nine months ended September 30, 1999, as compared to a loss of $(8,830,000).

      For the nine months ended September 30, 1999, cash flows provided by investing activities were $1,928,000, as compared to cash flows used in investing activities of $(958,000) for the comparable period in 1998. This increase was principally due to an increase in proceeds from repayment of franchise notes to $3,393,000 and an increase in the conveyance of property and equipment to $1,236,000 for the nine months ended September 30, 1999, as compared to $2,082,000 and $213,000, respectively for the comparable period in 1998.

      For the nine months ended September 30, 1999, cash flows used in financing activities were $(2,984,000), as compared to cash flows provided in financing activity of $2,999,000 for the comparable period in 1998. The decrease of $5,983,000 in cash flows used in financing activities was principally due to the 1998 financial statements reflecting the sale of Common Stock and other capital contributions of $2,714,000 and the issuance of the 1998 Debentures for gross proceeds of $3,500,000.

      The Company believes that, in the furtherance of its business strategies, the Company's future capital requirements will include renovating and/or remodeling Company-owned stores, acquiring retail optical stores, subject to the availability of qualified opportunities, and the continued upgrading of the Company's management information systems. Additionally, the Company is likely to continue to provide purchase money financing in connection with its sale of Company-owned store assets to franchisees, which is likely to defer the receipt of cash relating to the sales of such assets.

      The Company believes that it will continue to improve cash flows during 1999, based on the following factors, among others: (i) the sale of certain poor performing Company-owned stores; (ii) improvement in store profitability through increased monitoring of store-by-store operations and actual results as compared to expected results; and (iii) the continued increase in the operations and cash flows generated from the Company's Insight Laser subsidiary.

      As of December 31, 1998, the Company was not in compliance with the financial covenants of its loan agreement with STI Credit Corporation ("STI") although STI, on April 13, 1999: (i) waived all such defaults through December 31, 1999; (ii) agreed to the elimination of all prepayment penalties contained in the Loan Agreement; and (iii) agreed to apply the balance of the Additional Funds being held by STI for disbursement to the Company ($500,000 plus accrued interest) to the balance of the loan, all in exchange for the Company's payment, to STI, of a fee of $150,000, which fee was charged against the Additional Funds to be credited to the balance of the loan. There can be no assurance that the Company would be able to obtain such a waiver in future periods, should such financial covenants not be met by the Company. However, in the event of STI's acceleration of such loan, the Company believes that it could meet its needs through additional borrowings, the sale of its franchise notes receivable and/or additional sales of equity, although there can be no assurance that the Company would be successful in obtaining such additional borrowings, selling any of its franchise notes receivable and/or selling additional equity, or on what terms said transactions could be effected.

      The Company believes, based on its current projections, that its liquid assets presently on hand, together with cash generated from operations, should be sufficient for its presently contemplated operations. However, there can be no assurance that the Company will be able to generate positive cash flows and, if it does, that such cash flows will be sufficient to adequately fund its ongoing operations and future plans. If the Company cannot generate sufficient cash flows from operations, it may be required to seek alternative debt and/or equity financing. However, there can be no assurance that such debt and/or equity financing will be available to the Company when necessary, or on terms that will be attractive to the Company.

Impact of the Year 2000 Issue

      The Year 2000 issue is the result of potential problems with computer systems and/or any equipment with computer chips that use dates, where the date has been stored as just two digits (e.g. 97 for 1997). On January 1, 2000, any clock or date recording mechanism (including date sensitive software) which uses only two digits to represent the year, may recognize a date using 00 as the year 1900, rather than the year 2000. This could result in a system failure or miscalculations, thus causing a disruption of operations. As a result, systems may be unable to accurately process certain date-based information.

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

Item 3. Defaults Upon Senior Securities.  Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.  Not applicable.

Item 5. Other Information.  Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

A.    Exhibits
      --------

                                  EXHIBIT INDEX
                                  -------------
Exhibit Number

    27.          Financial Data Schedule.

    10.87 Employment Agreement, dated as of August 20, 1999, between Insight Laser Center, Inc. and Robert Greenberg.

    10.88 Employment Agreement, dated as of August 20,1999, between Insight Laser Centers, Inc. and Kim Greenberg.

B.    Reports on Form 8-K

      1. On August 20, 1999, the Registrant filed a Report on Form 8-K with respect to a series of transactions between Insight Laser Centers, Inc., and RBG Consulting, Ltd. and its principal shareholders.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         STERLING VISION, INC.
                                         (Registrant)


                                          BY: /s/ Robert Cohen
                                              -----------------------------
                                              Robert Cohen
                                              Chairman of the Board



                                          BY: /s/William J. Young
                                              -----------------------------
                                              William J. Young
                                              Chief Financial Officer/Treasurer



                                              Dated: November 22, 1999