Form 10-K
period 1999-12-31
STERLING VISION INC
filed 2000-03-31
CIK 1002554

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

X Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Year ended December 31, 1999.

__ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 Commission File Number: 1-14128

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

                         ------------------------------

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

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

                  Yes X             No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of the Registrant's Common Stock, par value $.01 per share (the "Common Stock") held by nonaffiliates of the Registrant as of March 10, 2000, (based upon the closing price of $10.4375 per share as quoted on the Nasdaq National Market System) was approximately $186,101,500. For purposes of this computation, the shares of Common Stock held by directors, executive officers and principal shareholders owning more than 5% of the Registrant's outstanding Common Stock and for which a Schedule 13G was filed, were deemed to be stock held by affiliates. As of March 10, 2000, there were approximately 17,830,100 outstanding shares of Common Stock held by nonaffiliates.

       As of March 10, 2000, there were outstanding 22,185,679 shares of the Registrant's Common Stock, 2.51 shares of the Registrant's Senior Convertible Preferred Stock (convertible into an aggregate of 334,166 shares of the Registrant's Common Stock) and 1,528,571 shares of the Registrant's Series B Convertible Preferred Stock (convertible into 3,057,142 shares of the Registrant's Common Stock, subject to, and contingent upon, the approval, by the Company's Shareholders, of an increase in the Company's authorized shares of Common Stock, which approval will be sought by the Company at a Special Meeting of Shareholders anticipated to be held on April 17, 2000).

                       Documents Incorporated by Reference

       The Company's Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference in Part III of this Annual Report on Form 10-K.

Item 1.    Business

       Sterling Vision, Inc. (the "Registrant" and, together with its subsidiaries, hereinafter the "Company" or "Sterling"), is one of the largest chains of retail optical stores and the second largest franchise optical chain in the United States, based upon domestic sales and the number of locations of Company-owned and franchised stores (collectively referred to herein as "Sterling Stores").

       The Company and its franchisees develop and operate retail optical stores principally under one of the trade names "Sterling Optical," "IPCO Optical," "Site For Sore Eyes," "Benson Optical," "Southern Optical," "Superior Optical," "Nevada Optical," "Duling Optical," "Monfried Optical," "Kindy Optical" and "Singer Specs," although most stores (other than the Company's Site for Sore Eyes stores located in Northern California) operate under the name "Sterling Optical." The Company also operates VisionCare of California ("VCC"), a specialized health care maintenance organization licensed by the California Department of Corporations. VCC employs licensed optometrists who render services in offices located immediately adjacent to, or within, most Sterling Stores located in California.

       As of December 31, 1999, there were 254 Sterling Stores in operation, consisting of 36 Company-owned stores (including 6 stores being managed by franchisees), and 218 franchised stores including 5 stores being managed by the Company on behalf of the franchisee/owners thereof. The Company continually seeks to expand both its Company-owned and franchised store operations. Sterling Stores are located in 26 states, the District of Columbia, Ontario, Canada, and the U.S. Virgin Islands.

       Most Sterling Stores offer eyecare products and services such as prescription and non-prescription eyeglasses, eyeglass frames, ophthalmic lenses, contact lenses, sunglasses and a broad range of ancillary items. To the extent permitted by individual state regulations, an optometrist is employed by, or affiliated with, most Sterling Stores to provide professional eye examinations to the public. The Company fills prescriptions from these employed or affiliated optometrists, as well as from unaffiliated optometrists and ophthalmologists. Most Sterling Stores have an inventory of ophthalmic and contact lenses, as well as on-site lab equipment for cutting and edging ophthalmic lenses to fit into eyeglass frames, which, in many cases, allows Sterling Stores to offer same-day service.

       One of the Company's strategies is to treat certain of its Company-owned stores as inventory to be strategically sold to qualified franchisees. By selling Company-owned Sterling Stores to franchisees, the Company hopes to achieve two goals: to recognize a gain on the conveyance of the assets of such stores, and to create a stream of royalty payments based upon a percentage of the gross revenues of the franchised locations. Sterling currently derives its retail optical store revenues principally from: the sale of eyecare products and services at Company-owned stores; ongoing royalties based upon a percentage of gross revenues of franchised stores; and the conveyance of Company-owned store assets to existing and new franchisees.

       In addition to its retail optical business, as of December 31, 1999, Insight Laser Centers, Inc. ("Insight"), which is a 66.67% owned subsidiary of the Registrant, owned and operated two laser vision correction centers located in New York City. These centers specialize in offering the refractive laser surgical procedure known as Laser Assisted In-Situ Keratomileusis ("LASIK"). This procedure, which corrects certain degrees of myopia (near-sightedness), hyperopia (far-sightedness) and astigmatisms with the use of excimer lasers, is performed by licensed opthalmologists in exchange for their payment to Insight of a fee for each procedure performed. Insight also is in the process of constructing, and expects to open, in early 2000, two additional centers, and has also finalized and/or is in the process of finalizing agreements with other ophthalmologists who will perform this procedure in offices to be located in the New York metropolitan area that will be constructed and operated by Insight. In connection with the foregoing, Insight will be seeking additional capital (through the sale of additional shares of its capital stock) in order to fund a portion of such expansion plans, as well as to market and promote its refractive laser surgery business.

       On May 6, 1998, the Company, through its wholly-owned subsidiary, Insight Laser Centers N.Y.I, Inc., purchased substantially all of the assets of an ambulatory surgery center located in Garden City, New York (the "Center"). In connection therewith, the Company entered into a long-term lease of the premises in which the Center is located, and entered into an agreement whereby it provides administrative and consulting services to the Center's licensed owner/operator, on an interim basis, pending the approval, from the New York State Department of Health, of the transfer of the license and certificate of need therefor to an affiliate of the Company, after which time it will continue to provide such services to such affiliate.

       In addition to the foregoing, the Company, through its new Emerging Vision.com Division, has begun the process of developing a web-based optical portal business that will focus on business-to-business opportunities. To date, this business has not yet generated any revenues and is subject to various risks and uncertainties.

       As part of its new business strategy, the Company will seek to capitalize on this robust growth potential in the business-to-business, e-commerce market, by providing comprehensive e-commerce solutions for the buyers and suppliers of business goods and services in the optical industry. This, the Company believes, will lower the overall costs of business-to-business transactions by reducing the inefficiencies experienced by both buyers and suppliers of eye care goods and services in traditional business transactions. The Company believes that this market is not currently being adequately served by Internet companies, which tend to focus on consumers and not on the business-to-business market.

       In implementing this new business initiative, the Company has developed a strategic alliance and is presently working together with Rare Medium, Inc.("Rare"), the web consulting services arm of Rare Medium Group, Inc., to develop and launch an extensive network of state-of-the-art web sites designed to provide information, interaction and electronic business-to-business commerce. Rare Medium is one of the country's leading providers of Internet solutions and e-commerce strategies that improve business processes and develop branding strategies, marketing communications and interactive content to large and medium sized companies in the financial, automotive, consumer servicing, retail and consumer goods industries. In December 1999, the Company paid $1,000,000 in cash to Rare, and on February 29, 2000, issued to Rare Medium 1,000,000 unregistered shares of the Company's Common Stock, with the understanding that the Company will be required on or prior to April 15, 2000, to file a registration statement seeking to register such shares.

Background of the Company

       The Registrant was incorporated under the laws of the State of New York in January 1992 and, in February 1992, purchased substantially all of the assets (the "IPCO Acquisition") of Sterling Optical Corp., f/k/a IPCO Corporation ("IPCO"), a New York corporation then a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code. Subsequent to the IPCO Acquisition, the Company, in October 1993, acquired, through a merger, 26 retail optical stores (both company operated and franchised) operating under the name "Site For Sore Eyes" ("SFSE") and located in Northern California (the "SFSE Merger"). In connection with the SFSE Merger, the Company also acquired VCC. In addition, the Company: (i) in August 1994, purchased the assets of 8 additional retail optical stores located in New York and New Jersey (the "Pembridge Transaction") from Pembridge Optical Partners, Inc. ("Pembridge"); (ii) in November 1995, acquired, through one of its wholly-owned subsidiaries, substantially all of the retail optical assets of Benson Optical Co., Inc., OCA Acquisition Corp. and Superior Optical Company, Inc. (the "Benson Transaction"), including the assets located in approximately 70 retail optical store locations, a substantial number of which were subsequently closed by the Company; (iii) in May 1996, acquired, through one of its wholly-owned subsidiaries (the "VCA Transaction"), substantially all of the retail optical assets of Vision Centers of America, Ltd., D & K Optical, Inc., Monfried Corporation and Duling Finance Corporation (collectively, "VCA"), including the assets located in approximately 13 company operated stores and franchise agreements, together with related agreements, with respect to approximately 75 additional franchised stores; and (iv) in April 1997, acquired, in exchange for shares of its Common Stock, all of the issued and outstanding capital stock of Singer Specs, Inc., a chain of approximately 30 franchised retail optical stores (the "Singer Transaction").

       The following chart sets forth the breakdown of Sterling Stores as of December 31, 1999 and December 31, 1998:

                                                              December 31
                                                           -----------------
                                                           1999(*)      1998
                                                           -------      ----
   I.  COMPANY-OWNED STORES:
       --------------------

       Company-Owned Stores in Operation............         30          35
       Company-Owned Stores Being Managed by
         Franchisees................................          6           6
                                                             --          --
         Total......................................         36          41
                                                             ==          ==

      (*) Existing store locations: California (4), Florida (1), Illinois (3),
          Iowa (1), Kentucky (2), Minnesota (1), New Jersey (1), New York (18), North Dakota (1), Pennsylvania (2), Virginia (1) and West Virginia
          (1).


  II.  FRANCHISED STORES:
       -----------------

       Stores in Operation..........................        213         239
       Franchise Owned Stores Being Managed by
         Company....................................          5          12
                                                           ----         ---
         Total......................................        218         251
                                                            ===         ===

       (*) Existing store locations: California (25), Colorado (1), Connecticut
           (1), Delaware (5), Florida (1), Illinois (5), Kentucky (4), Maryland
           (20), Massachusetts (1), Minnesota (14), Missouri (7), Montana (2), Nebraska (1), Nevada (1), New Jersey (9), New York (44), North Carolina (4), North Dakota (6), Ontario, Canada (1), Pennsylvania
           (17), South Dakota (3), Texas (1), Virginia (11), Washington, D.C.
           (1), West Virginia (3), Wisconsin (26), Ontario, Canada (2) and the U.S. Virgin Islands (2).


       Sterling Stores generally range in size from approximately 1,000 square feet to 2,000 square feet, are substantially similar in appearance and are operated under certain uniform standards and operating procedures. Many Sterling Stores are located in enclosed regional shopping malls and smaller strip centers; however, some Sterling Stores are located on the ground floor of office buildings or other commercial structures. A limited number of Sterling Stores are housed in freestanding buildings with adjacent parking facilities, and certain Sterling Stores are situated in professional optometric offices (such as facilities which also include sports therapy, physical therapy and other medical services), clinics or hospitals. Sterling Stores are generally clustered within geographic market areas to maximize the benefit of advertising strategies and minimize the cost of supervising operations. Sterling Stores which are not clustered within geographic market areas (e.g., Sterling Stores located in Texas and Massachusetts) have not produced results from which any consistent performance standards can be drawn by the Company.

       Most Sterling Stores offer a full line of prescription and non-prescription eyeglasses, sunglasses and contact lenses, and, if permitted under applicable law, professional eye examinations which are performed by employed or affiliated optometrists. In response to the eyewear market becoming increasingly fashion-oriented during the past decade, most Sterling Stores carry a large selection of designer eyeglass frames. The Company continually test-markets various brands of sunglasses, ophthalmic lenses, contact lenses and designer frames in an attempt to maximize systemwide sales and profits from these categories of merchandise. Small quantities of these items are usually purchased for selected stores that test customer response and interest. If a product test is successful, the Company attempts to negotiate a systemwide preferred vendor discount for the product, and the discount is made available to the Company's franchisees. In addition, a full line of eyeglass and contact lens accessories is also available at most Sterling Stores. For the year ended December 31, 1999, net sales at Company-owned stores were approximately $23,042,000, and net sales at Company-managed stores were approximately $1,524,000.

       Most Sterling Stores maintain a working inventory of the most often prescribed contact and ophthalmic lenses and an on-site facility for cutting and edging ophthalmic lenses to fit into eyeglass frames, which enables most Sterling Stores to offer same-day or next-day service to the majority of customers ordering prescription eyeglasses.

Company-Managed Stores

       In the fourth quarter of 1998, the Company, as required, adopted the provisions of Emerging Issues Task Force Issue 97-2 ("EITF 97- 2"), "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." In connection with the adoption of EITF 97-2, for the year ended December 31, 1998, the Company deconsolidated the results of operations of certain franchise locations operated by the Company under management agreements. In accordance with EITF 97-2, the results of operations for the year ended December 31, 1997 were restated to conform to the provisions of EITF 97-2 adopted for the year ended December 31, 1998. Such restatement had the effect of reducing net sales by approximately $2,047,000, and total expenses by approximately $2,220,000, for the year ended December 31, 1997. Such restatement had no impact on the net loss or net loss per share for either period.

       During 1999, the Company managed a total of 5 locations for franchisees under the terms of management agreements entered into with each such franchisee. Such agreements generally provide for the operation of the Sterling Store by the Company, with primarily all operating decisions made by the Company. The Company owns the inventory at the locations and is generally responsible for the collection of all revenues and the payment of all expenses. For the year ended December 31, 1999, these stores generated revenues of approximately $1,524,000 and incurred total expenses of approximately $2,129.000. The net result of such operations is classified as a loss from stores operated under management agreements in the accompanying Consolidated Statements of Operations.

Franchise Operations

       As of December 31, 1999, the Company had 218 franchised stores in operation, as compared to 251 franchised stores as of December 31, 1998. An integral part of the Company's franchising system includes providing what the Company believes to be a high level of marketing, financial, training and administrative support to its franchisees. The Company provides "grand opening" assistance for each new franchised location by consulting with its franchisees with respect to store design, fixture and equipment requirements and sources, inventory selection and sources, and initial marketing and promotional programs. Specifically, the Company's grand opening assistance: (i) helps to establish business plans and budgets; (ii) provides preliminary store designs and plan approval prior to construction of a franchised store; and (iii) provides initial training, an operations manual and a comprehensive business review to aid the franchisee in attempting to maximize its sales and profitability. In addition, the Company generally restricts itself from operating or franchising other Sterling Stores within a specified radius of existing franchised stores. Further, on an ongoing basis the Company provides training through regional seminars and an annual convention, offers assistance in marketing and advertising programs and promotions, and consults with its franchisees as to their management and operational strategies and business plans.

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

        (b) Initial Fees. Generally, all franchisees (except for any franchisees converting their existing retail optical store to a Sterling Store [a "Converted Store"] and those entering into agreements for more than one location) must pay the Company a non-recurring, initial franchise fee of $20,000. The Company charges each franchisee of a Converted Store a non-recurring, initial franchise fee of $10,000 per location; and, for each franchisee entering into agreements for more than one location, the Company charges a non-recurring, initial franchise fee of $15,000 for the second location, and $10,000 for each location in excess of two. Initial fees collected by the Company for the year ended December 31, 1999 were approximately $351,000.

        (c) Ongoing Royalties. Typically, all franchisees are obligated to pay the Company ongoing royalties in an amount equal to a percentage (generally 8%) of the gross revenues of their Sterling Store. Franchisees of Converted Stores, however, pay ongoing royalties on their store's historical average base sales at reduced rates increasing (in most cases) from 2% to 6% for the first three years of the term of the Franchise Agreement. In addition, most of the Franchise Agreements acquired by the Company in the Singer Transaction (the "Singer Franchise Agreements") provide for ongoing royalties calculated at 7% of gross revenues. Franchise Agreements entered into prior to January 1994 provide for the payment of ongoing royalties on a monthly basis, while those entered into after January 1994 provide for their payment on a weekly basis, in each case, based upon the gross revenues for the preceding period. Gross revenues generally include all revenues generated from the operation of the Sterling Store in question, except for refunds to customers, sales taxes, a limited amount of bad debts, and, to the extent required by state law, fees charged by independent optometrists. Ongoing royalty fees earned by the Company for the year ended December 31, 1999 were approximately $9,355,000.

        (d) Advertising Fund Contributions. Most franchisees must make ongoing contributions to one of two advertising funds (the "Advertising Funds") equal to a percentage of their store's gross revenues. Except for the Singer Franchise Agreements, which generally provide for contributions equal to 7% of gross revenues, for Franchise Agreements entered into prior to August 1993, the rate of contribution is generally 4% of the store's gross revenues, while Franchise Agreements entered into after August 1993 generally provide for contributions equal to 6% of the store's gross revenues. For the year ended December 31, 1999, the Company received approximately $4,213,000 in Advertising Fund contributions from franchisees.

        (e) Financing. The Company generally has financed up to 90% of the acquisition price of the assets (other than inventory) of Company stores sold to franchisees, to be repaid over a period of seven years, together with interest computed at the rate of 12% per annum. The Company generally does not finance the initial, non-recurring franchise fee or rent security deposits, which are generally required under a franchisee's sublease. The purchase price is generally based upon the historical and projected cash flow of the Sterling Store in question and, in 1999, ranged from approximately $37,600 to $302,800. However, the Company has on occasion financed, and may in the future finance, up to 100% of the acquisition price of a franchised store. Substantially all such financing is personally guaranteed by the franchisee (or, if a corporation, by the principals owning in excess of an aggregate of 51% thereof) and is generally secured by all of the assets of the store in question, including subsequently acquired assets and the proceeds thereof. From time to time, certain franchisees obtain financing from third parties. In such cases, the Company generally subordinates its security interest in the assets of the franchised location to the security interests granted to the provider of such financing.

        (f) Termination. Franchise Agreements may be terminated if the franchisee has defaulted on its payment of monies due to the Company, or in its performance of the other terms and conditions of the Franchise Agreement. During 1999, 42 franchised stores were closed, and an additional 12 franchised stores and substantially all of the assets located therein were voluntarily surrendered and transferred back to the Company in connection with the termination of the related Franchise Agreements. The Company has, in certain such instances, reconveyed the assets of such stores to a new franchisee, requiring such new franchisee to enter into the Company's then current form of Franchise Agreement and related documents.

Insight Laser Centers

       An integral part of the Company's business strategy of becoming a full-service eyecare company originally included developing and/or managing a chain of eyecare centers offering the laser vision correction procedure commonly known as PRK. Insight leases equipment and office space and provides administrative, marketing and other services to physicians ("Affiliated Physicians") engaged in performing laser refractive eye surgery. The offices ("Centers") leased and managed by Insight are designed specifically for the performance of laser refractive eye surgery by Affiliated Physicians. Insight currently manages two Centers, a flagship Center located in Trump Tower, 725 Fifth Avenue, New York City, which opened in the spring of 1996, and a second Center located in the Soho district of New York City, which opened in December 1999. In addition, Insight: (i) is readying for opening, in the immediate future, an additional Center in Bayside, New York; (ii) is in the process of constructing a fourth Center in Carle Place, New York; (iii) has placed one of its excimer lasers in the offices of an Affiliated Physician located in Garden City, New York; and (iv) subleases two of its other excimer lasers to an independent third party. The Company provides its equipment and administrative services on an "open access" basis to multiple Affiliated Physicians. From 1996 through January 2000, Affiliated Physicians had performed more than 10,000 laser vision correction procedures at the Centers or in medical offices in which its excimer lasers were installed. Insight continually seeks affiliations with additional Affiliated Physicians and intends to construct, open and manage additional Centers in the New York City metropolitan area and other areas selected, from time to time, by Insight.

       Insight seeks to design the Centers to be able to provide state-of-the-art, FDA approved, excimer laser equipment, technologies, facilities, and support services to its Affiliated Physicians, each of which is an ophthalmologist certified to perform various corrective eye procedures using the excimer laser. Affiliated Physicians pay license and administrative fees for the use of such equipment and facilities, we well as for the provision of the Company's administrative services. The principal procedure currently performed at the Centers is "LASIK" for the treatment of myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. LASIK is an outpatient surgical procedure performed with a computer-controlled, cool beam excimer laser whereby microscopic layers of corneal tissue are removed from the surface of the cornea. This reshaping of the cornea allows the eye to focus properly and generally results in significantly improved vision.

       Of the approximately 170 million U.S. residents who need to wear corrective eyewear, more than 85% fall within the current laser vision correction ("LVC") guidelines promulgated by the U.S. Food and Drug Administration ("FDA"). Approximately 100,000 LVC procedures (one eye per procedure) were performed in the U.S. in 1996, growing to over 220,000 in 1997, approximately 450,000 in 1998, and approximately 950,000 in 1999. U.S. refractive laser surgery industry estimates are for approximately 1.4 million procedures to be performed in 2000.

       The Company was one of the first, in the New York Metropolitan area, to provide facilities and services on an open access basis to physicians, initially for performing photo-refractive keratectomy ("PRK") and currently for performing LASIK, the procedure preferred by most physicians and patients.

       On July 1, 1999, the Company acquired all of the issued and outstanding capital stock of RBG Consulting, Ltd. in exchange for a one-third interest in the Company's subsidiary, Insight, which one-third was estimated to be valued at $640,000.

Competition

       Retail Optical Business

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

       Insight Laser Center Business

       The market for providing refractive laser surgery is highly competitive. Insight competes with laser centers operated by local operators, as well as with eye surgeons who have purchased their own laser. It also competes with several other companies, including at least one manufacturer of laser equipment, in providing access to excimer lasers in the U.S. Other companies are currently in the process of gaining FDA approval for their lasers, and these companies may elect to enter the laser center business.

       The services and equipment Insight offers also compete with other forms of treatment for refractive disorders, including eyeglasses, contact lenses, radial keratotomy, corneal rings and other technologies currently under development. Insight expects that companies may attempt to develop new products directly competitive with its excimer lasers, and other companies could introduce new or enhanced products with features which render its equipment obsolete or less marketable. Accordingly, Insight's success will depend in large part on its ability to adapt to technological changes and advances in the treatment of refractive vision disorders.

       Internet Business-to-Business Activities

       The market for Internet-based, business-to-business electronic commerce is extremely competitive. Competition in this area is expected to intensify as current competitors expand their service offerings and new competitors, including larger, more established companies with far more resources, enter the market. There can be no assurance that the Company will be able to compete successfully against current or future competitors, or that competitive pressures will not harm the Company's business. Because there are relatively low barriers to entry in the electronic commerce market, competition from other established and emerging companies may develop in the future. Increased competition is likely to result in lower average transaction prices, reduced margins and a decrease or loss of market share, any of which could harm the Company's business. In addition, competitors may be able to develop services that are superior to, or that achieve greater acceptance than, the services to be offered by the Company as part of its anticipated, web-based, optical portal business.

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

       The Company continually prepares and revises in-store point of purchase displays, which provide various promotional messages to customers upon arrival at Sterling Stores. Both Company-owned and most franchised Sterling Stores participate in advertising and in-store promotions, which include visual merchandising techniques to draw attention to the products displayed in Sterling Stores. The Company is also in the process of refining its inter-active website on which its products are offered, and, in many instances, also uses direct mail advertising to reach prospective, as well as existing, consumers.

       The Company annually budgets approximately 4% to 6% of systemwide sales for advertising and promotional expenditures. Franchisees are obligated to contribute a percentage of their store's gross revenues to the Company's segregated advertising fund accounts, which the Company maintains for advertising, promotions and public relations programs. In most cases, the Company may expend approximately 50% of such funds as it deems necessary or appropriate, to advertise and promote all Sterling Stores.

Management Information Systems

       Over the past few years, management had conducted research as to the availability and development of a point-of-sale computer system (the "POS System" or the "System") for use in both Company-operated and franchised Sterling Stores. The Company tested several systems available in the marketplace, as well as developed and installed, on a trial basis, its own Windows-based POS System. During 1995, as a result of this research, the Company undertook the installation of ADD-POWER, a UNIX-based POS System (the "A-P System"), that is presently utilized by various retail optical chains in approximately 600 retail optical stores nationwide, to provide, among other features, inventory and patient database management. The Company has commenced utilization of the A-P System and anticipates that it will take between one or two additional years to install the A-P System in all existing Company-owned stores. As of December 31, 1999, the Company had installed seven A-P Systems in existing Company-owned stores.

Government Regulation

       Ophthalmic excimer lasers are considered medical devices and are subject to regulation by the FDA. The Company understands that Summit and VISX, the manufacturers of the excimer laser systems that the Company currently uses in its Insight Laser Centers or makes available to its Affiliated Physicians, have received approval from the FDA for their use to treat certain degrees of near-sightedness. This approval contains restrictions on the use, labeling, promotion and advertising of the excimer laser. In addition, as part of the FDA approval process, Summit and VISX have agreed to conduct post-marketing studies on the long-term safety of the excimer laser, including continuing to follow patients treated in existing studies, for at least four years after FDA approval, to assure that those parties' vision remains stable over long periods of time.

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

       The Company and its operations (including those pertaining to its provision of administrative and consulting services to the licensee of its ambulatory surgery center) are subject to extensive federal, state and local laws, rules and regulations affecting the health care industry and the delivery of health care, including laws and regulations prohibiting the practice of medicine and optometry by persons not licensed to practice medicine or optometry, prohibiting the unlawful rebate or unlawful division of fees and limiting the manner in which prospective patients may be solicited. The regulatory requirements that the Company must satisfy to conduct its business will vary from state to state. In particular, some states have enacted laws governing the ability of ophthalmologists and optometrists to enter into contracts to provide professional services with business corporations or lay persons and some states prohibit the Company from computing its continuing royalty fees based upon a percentage of the gross revenues of the fees collected by its affiliated optometrists. Various federal and state regulations limit the financial and non-financial terms of agreements with these health care providers; and the revenues potentially generated by the Company differ among its various health care provider affiliations.

       The FDA and other United States state or local government agencies may amend current, or adopt new rules and regulations that could affect the use of ophthalmic excimer lasers for LASIK, and thereby adversely affect the business of the Company.

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

Patents and Trademarks

       The Company has registered, among others, the following trademarks and/or servicemarks with the United States Patent and Trademark Office and the Canadian Registrar of Trademarks: "Sterling Optical" "IPCO Optical," and "Site For Sore Eyes". The Company believes that these trademarks and servicemarks have acquired significant commercial value and have helped to promote the Company's reputation, even though the Company intends to change the trade name of most Sterling Stores (other than the Site for Sore Eyes stores located in Northern California) to "Sterling Optical." In connection with the Benson, VCA and Singer Transactions, the Company also acquired several additional trademarks, some of which the Company continues to utilize in connection with the operation of its Sterling Stores.

Employees

       As of December 31, 1999, the Company employed approximately 422 individuals, of which approximately 85% were employed on a full-time basis. Except for those individuals employed at Company operated/managed Sterling stores located in the New York metropolitan area, and except for those individuals employed by the Registrant's wholly owned subsidiary, Insight IPA of New York, Inc. (which solicits managed care provider agreements in the State of New York), no employees are covered by any collective bargaining agreement. The Company considers its labor relations with its employees to be good and has not experienced any interruption of its operations due to disagreements.

Item 2.    Properties.
           ----------

       The Company's headquarters, approximately 14,630 square feet in size (or approximately 40% of the entire building), are located in an office building (owned by certain of the Company's principal shareholders) in East Meadow, New York, under a sublease which expires in 2006. This facility houses the Company's principal executive and administrative offices.

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

       The Company also leases the space occupied by all of its laser centers. These centers are all located in the New York metropolitan area.


Item 3.    Legal Proceedings.
           -----------------

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

Item 4.    Submission of Matters to a Vote of Security Holders

       There were no matters submitted to a vote by the Company's shareholders during the fourth quarter ended December 31, 1999.

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

       The Registrant's Common Stock has been listed on the Nasdaq National Market System ("Nasdaq") under the trading symbol "ISEE" since December 25, 1995. The range of high and low sales prices for the Registrant's Common Stock for the last two years are as follows:


                                          1999                  1998
                                     --------------        --------------
     Quarter Ended:                  High      Low         High      Low
                                     ----      ---         ----      ---

     March 31                       $5.50     $2.88       $6.88     $4.63
     June 30                        $4.94     $3.00       $6.88     $4.50
     September 30                   $4.13     $2.13       $7.38     $2.50
     December 31                    $7.69     $1.50       $4.75     $2.13

       The approximate number of Shareholders of record of the Registrant's Common Stock at March 17, 2000, was 168.

       The Company has no intention to pay dividends on its Common Stock in the foreseeable future. It is the present policy of the Company's Board of Directors to retain earnings to finance the Company's operations and expansion.

       In February 1998, the Registrant issued $3,500,000 (stated value) of its Senior Convertible Preferred Stock (the "Senior Convertible Preferred Stock"), which required the Company to pay quarterly dividends thereon during the one year period which commenced on such date, calculated at the rate of 10% per annum.

       During 1998, the Company paid the aggregate sum of $87,500 in cash ($57,500 of interest on its Convertible Debentures Due August 1998 (the "1997 Debentures") and $30,000 of dividends on its Senior Convertible Preferred Stock) and issued an aggregate of 47,494 registered shares of its Common Stock in payment of two quarterly dividends on such Senior Convertible Preferred Stock, as well as interest on its 1997 Debentures.

       During 1999, the Company and each of the then, four remaining holders of the Senior Convertible Preferred Stock entered into another amendment to the original agreement, whereby the conversion price of all outstanding shares of Senior Convertible Preferred Stock was reduced from $5.00 to $3.00, and the date by which the Company was required to redeem all outstanding Senior Convertible Preferred Stock was extended from February 17, 1999 to February 17, 2000. Additionally, the requirement that the Company pay dividends on the Senior Convertible Preferred Stock from and after February 17, 1999, was eliminated, and the exercise price of the outstanding new Warrants was reduced from $5.00 to $4.00. As of March 10, 2000, there were 2.51 shares of Senior Convertible Preferred Stock outstanding, convertible into an aggregate of 334,166 shares of Common Stock.

       During 1999, the Company paid cash dividends (on its Senior Convertible Preferred Stock) in the aggregate amount of $8,419 and, in addition, issued, in the form of stock dividends, an aggregate of 22,506 registered shares of its Common Stock.

Item 6.    Selected Financial Data

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

       The following Selected Financial Data should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto included in Item 8 of this Report, which Consolidated Financial Statements have been examined and reported on by Arthur Andersen LLP, independent public accountants, with respect to the years ended December 31, 1998 and 1999. The Consolidated Statements of Operations, Shareholders' Equity and Cash Flows for the year ended December 31, 1997 were audited by Deloitte & Touche LLP, independent public accountants.



                                                                                Year Ended December 31,
                                                         ---------------------------------------------------------------------
                                                            1999          1998          1997             1996           1995
                                                         ----------    ----------    ----------       ----------      --------
Statement of Operations Data:                                  (In thousands except for per share data and number of stores)

     Systemwide sales                                    $ 145,762     $ 149,947      $ 146,333     $ 131,593        $ 112,258
                                                         =========     =========      =========     =========        =========

     Net sales                                           $  23,042     $  23,163      $  22,402     $  27,496        $  25,773
     Franchise royalties                                     9,355         9,135          9,550         7,616            6,891
     Net gains and fees from the conveyance of
         Company-owned store assets to Franchisees             667           564          1,462         1,963            2,197
     Interest on franchise notes                             1,465         1,877          1,966         1,703              954
     Other income (1)                                          492           388            612           584            1,063
                                                         ---------     ---------      ---------     ---------        ---------

         Total revenues                                     35,021        35,127         35,992        39,362           36,878
                                                         ---------     ---------      ---------     ---------        ---------

     Cost of sales                                           6,731         8,087          6,973         8,587            6,495
     Selling expenses                                       14,710        15,981         16,296        18,961           16,127
     General and administrative expenses                    11,790        21,336         17,859        16,743           10,529
     Warrant issuance and induced conversion costs           2,371           422             --            --               --
     Loss from Company-managed stores (2)                      605           792            173           265               --
     Provision for store closings (3)                           --         2,800          1,336           --                --
     Amortization of debt discount                              --         1,110          5,916           --                --
     Interest expense                                        1,023         1,571          1,601         1,297              831
                                                         ---------     ---------      ---------     ---------        ---------

         Total costs and expenses                           37,230        52,099         50,154        45,853           33,982
                                                         ---------     ---------      ---------     ---------        ---------

     (Loss) Income before provision for
       income taxes and extraordinary item and
       minority interest                                    (2,209)      (16,972)       (14,162)       (6,491)           2,896
     Provision for (benefit from) income taxes                  --            --             --        (2,001)           2,129
     Minority interest                                         (52)           --             --            --               --
                                                         ---------     ---------      ---------     ---------        ---------

     (Loss) income before extraordinary item                (2,261)      (16,972)       (14,162)       (4,490)             767
                                                         ---------     ---------      ---------     ---------        ---------

     Extraordinary charge for early retirement of debt          --          (805)            --            --               --
     Net (loss) income (A)                                  (2,261)   $  (17,777)     $ (14,162)    $  (4,490)       $     767
                                                         ---------     ---------      ---------     ---------        ---------

     (Loss) income per share of common stock - basic and
       diluted (Note 4)                                  $    (.38)   $    (1.22)     $   (1.02)    $    (.36)       $     .08
                                                         ---------     ---------      ---------     ---------        ---------

     Weighted average common shares - basic and
       diluted (6)                                          15,232        14,627         13,883        12,341           10,031
                                                         ---------     ---------      ---------     ---------        ---------

(A)

       The Company incurred a net loss of $(2,261,000) for the year ended December 31, 1999 as compared to a net loss of $(17,777,000) for the comparable period in 1998. In 1999, non-cash charges of $2,371,000 were incurred relating to the issuance of warrants to an outside consultant and induced warrant conversion costs. Had this expense not been incurred, 1999 net income would have been $110,000. In 1998, certain non-cash charges of approximately $11,000,000 were incurred related to the Company's provision for doubtful accounts, provision for store closings, and amortization of debt discount and extraordinary item. Had this expense not been incurred, 1998 the net loss would have been $(6,777,000).



                                                                                 Year Ended December 31,
                                                         ------------------------------------------------------------------------
                                                            1999          1998          1997             1996            1995
                                                         ----------    ----------    ----------       ----------      --------
Sterling Store Data:                                                  (In thousands except number of stores)


Company-owned stores bought, opened or reacquired                11              6             7              24             39
Company-owned stores sold or closed                             (16)           (17)          (19)            (33)            (8)
Company-owned at end of period                                   30             35            50              62             71
Company-owned stores being managed by Franchisees at
   end of period                                                  6              6             0               0              0
Franchised stores being managed by Company at end of
   period                                                         5             12             6               6              1
Franchise-owned/managed stores at end of period                 218            251           263             257            150

Average sales per store: (5)
  Company-owned stores                                      $   420        $   478       $   424        $    395        $   659
  Franchised stores                                         $   495        $   475       $   478        $    392        $   600

Average franchise royalties per
  franchised store (5)                                      $    38        $    35       $    37        $     43        $    48

Balance Sheet Data:

Working capital (deficit)                                   $(5,647)       $(3,351)      $ 3,472        $ (3,803)       $16,312
Total assets                                                 31,087         34,494        45,843          46,269         46,455
Total debt                                                    8,426         11,552        15,378          15,184         13,900
Shareholders' equity                                         14,161         12,547        21,271          19,557         22,825



(1) Other income consists primarily of franchise fees and funds provided by certain Preferred Vendors for use in connection with the Company's annual convention and regional seminars.

(2) Loss from Company-managed stores represents the loss from those Sterling Stores which the Company manages on behalf of the Franchisees/owners thereof.

(3) A provision of approximately $2,800,000 and $1,336,000 was established for the closing of certain Company stores in 1998 and 1997, respectively.

(4) In accordance with SFAS No. 128, as a result of losses from operations for the years ended December 31, 1999, 1998, 1997 and 1996, the inclusion of employee stock options and warrants were anti-dilutive and, therefore, were not utilized in the computation of diluted earnings per share.

(5) Average sales per store and average franchise royalties per franchised store are computed based upon the weighted average number of Company-owned and franchised stores, respectively, for each of the specified periods. For periods less than a year, the averages have been annualized.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the Year Ended December 31, 1999 compared to December 31, 1998

       Systemwide sales, which represent combined retail sales generated by Company-owned stores, as well as revenues generated: (i) by VCC, a specialized health care maintenance organization licensed by the California Department of Corporations; (ii) the Company's rendering of consulting and administrative services to the licensee of an ambulatory surgery center; and (iii) from the operation of Insight, decreased by approximately $4,185,000, or 2.8%, to $145,762,000 for the year ended December 31, 1999, as compared to $149,947,000 for the comparable period in 1998. This decrease was principally due to a lower number of stores in operation for the year ended December 31, 1999, as compared to the comparable period in 1998 as described below, offset, in part, by an increase in the revenues generated from the operation of Insight of $2,697,000, or 37.3%, to $4,661,000 for the year ended December 31, 1999, as compared to $1,964,000 for the comparable period in 1998. As of December 31, 1999, there were 254 Sterling Stores in operation, consisting of 36 Company-owned stores (including 6 Company-owned stores being managed by franchisees) and 218 franchised stores (including 5 franchised stores being managed by the Company on behalf of franchisees), as compared to 292 Sterling Stores in operation for the comparable period in 1998, consisting of 41 Company-owned stores (including 6 Company-owned stores being managed by franchisees) and 251 franchised stores (including 12 stores being managed by the Company on behalf of franchisees). On a same store basis (for stores that operated as either a Company-owned or franchised store during the entirety of both of the years ended December 31, 1999 and 1998), systemwide comparative sales decreased by $382,000, or 0.3%, to $117,550,000 for the year ended December 31, 1999, as compared to $117,932,000 for the comparable period in 1998.

       Franchise royalties increased by $220,000, or 2.4%, to $9,355,000 for the year ended December 31, 1999, as compared to $9,135,000 for the comparable period in 1998.

       Net gains and fees on the conveyance of Company-owned store assets to franchisees, including renewal fees and the fees related to the transfer of ownership from one franchisee to another, increased by $103,000, or 18.3%, to $667,000 for the year ended December 31, 1999, as compared to $564,000 for the comparable period in 1998. This increase was principally due to the conveyance of the assets of 13 Company-owned stores to franchisees during the year ended December 31, 1999, as compared to 4 Company-owned stores to franchisees for the comparable period in 1998.

       Interest on franchise notes decreased by $412,000, or 21.9% to $1,465,000 for the year ended December 31, 1999, as compared to $1,877,000 for the comparable period in 1998. This decrease was principally due to certain franchisees voluntarily prepaying their notes prior to the scheduled maturity dates thereof.

       Other income (primarily franchise fees) increased $104,000, or 26.8% to $492,000 for the year ended December 31, 1999, as compared to $388,000 for the comparable period in 1998.

       The Company's gross profit margin increased by 5.7%, to 70.8% for the year ended December 31, 1999, as compared to 65.1% for the comparable period in 1998. The increase resulted principally from the increased revenue from Insight Laser, which has higher margins and improved cost controls at the store level. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competition and promotional incentives.

       Selling expenses decreased by $1,270,000, or 5.2%, to $14,710,000, or 63.8% of net sales, for the year ended December 31, 1999, as compared to $15,981,000 or 69.0% of net sales for the comparable period in 1998. This percentage decrease was principally due to lower payroll costs at the store level for the year ended December 31, 1999, as compared to the comparable period in 1998.

       General and administrative expenses (including depreciation) decreased by $9,546,000, or 44.7%, to $11,790,000 for the year ended December 31, 1999, as compared to $21,336,000 for the comparable period in 1998. The decrease resulted principally from a decrease of approximately $6,000,000 in the Company's provision for doubtful accounts and store closings, a decrease of approximately $1,000,000 of certain nonrecurring professional fees, and a decrease of approximately $550,000 in depreciation expenses.

       Warrant issuance and induced conversion costs increased by $1,949,000, to $2,371,000 for the year ended December 31, 1999, from $422,000 for the comparable period in 1998. This increase was principally due to the incurrence of $2,000,000 of expenses related to the Company's issuance of 2,500,000 warrants, all of which vested immediately, to an outside consultant.

       Loss from the operation of franchised stores managed by the Company decreased by approximately $187,000, or 23.6%, to approximately $(605,000) for the year ended December 31, 1999, as compared to approximately $(792,000) for the comparable period in 1998. This decrease was principally due to a decrease in the number of franchised stores managed by the Company, from 5, as of December 31, 1999, to 12 for the comparable period in 1998.

       Interest expense decreased by $548,000, or 34.9%, to $1,023,000 for the year ended December 31, 1999, as compared to

$1,571,000 for the comparable period in 1998. This decrease resulted from a decrease in long-term debt for the year ended December 31, 1999, as compared to the comparable period in 1998, and from a decrease of debt issuance costs of $155,000 for the year ended December 31, 1999.

       The Company incurred a net loss of $(2,261,000) for the year ended December 31, 1999 as compared to a net loss of $(17,777,000) for the comparable period in 1998. In 1999, non-cash charges of $2,371,000 were incurred relating to the issuance of warrants to an outside consultant and induced warrant conversion costs. Had this expense not been incurred, 1999 net income would have been $110,000. In 1998, certain non-cash charges of approximately $11,000,000 were incurred related to the Company's provision for doubtful accounts, provision for store closings, and amortization of debt discount and extraordinary item. Had this expense not been incurred, 1998 the net loss would have been $(6,777,000).

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

       General and administrative expenses (including depreciation and provision for doubtful accounts) increased by approximately $3,477,000, or 19.5%, to approximately $21,336,000 or 60.7% of net sales for the year ended December 31, 1998, as compared to approximately $17,859,000 or 79.7% for the comparable period in 1997. The increase was principally due to an increase of approximately $5,200,000 in the Company's provision for doubtful accounts, reflecting the Company's assessment that certain receivables have become uncollectible, offset, in part, by a reduction in payroll costs as a result of the Company's reduction in certain administrative overhead expenses.

       Warrant issuance and induced conversion costs increased to $422,000 for the year ended December 31, 1998, from $0 for the comparable period in 1997.

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

Liquidity and Capital Resources

       The Company incurred losses before income taxes, minority interest and extraordinary items, in the aggregate amount of approximately $33,343,000, over the three year period ended December 31, 1999, and had a working capital deficiency of $5,647,000 as of December 31, 1999.

       For the year ended December 31, 1999, cash flows used in operating activities were $(112,000), as compared to cash flows used in operating activities of $(4,120,000) for the year ended December 31, 1998. The reduction in cash flows used in operating activities was principally due to a decrease in the net loss of approximately ($15,516,000,) to $(2,261,000) for the year ended December 31, 1999, as compared to $(17,777,000) for the comparable period in 1998; offset, in part, by a decrease in the provision for doubtful accounts of approximately $5,500,000, a decrease of approximately $2,800,000 in the provision for store closings and a decrease of approximately $1,915,000, in amortization of Debt Discount.

       For the year ended December 31, 1999, cash flows provided by investing activities were $1,487,000, as compared to $1,601,000 for the comparable period in 1998. This increase was principally due to an increase of approximately $924,000, to $1,947,000, in proceeds from the conveyance of property and equipment for the year ended December 31, 1999, as compared to $1,023,000 for the comparable period in 1998 offset, in part, by an increase of approximately $712,000 in purchase of property and equipment, and a decrease of approximately $1,598,000 in acquisition costs.

       For the year ended December 31, 1999, cash flows used in financing activities were $(2,095,000), comprised primarily of the repayment of borrowings under the Company's Loan Agreement with STI Credit Corporation (the "STI Loan Agreement") and other debt, offset, in part, by the conversion of warrants and borrowings under an additional loan agreement. The net impact of other financing activities (proceeds from net of payments made under various debt arrangements) was not significant.

       The Company believes that, in the furtherance of its business strategies, the Company's future capital requirements will include (i) the renovating and/or remodeling of Company-owned stores; (ii) acquiring retail optical stores, subject to the availability of qualified opportunities; and (iii) continued upgrading of management information systems for the Company operated Sterling Stores.

Additionally, the Company is likely to continue to provide financing of sales of Company-owned store assets to franchisees, which is likely to defer the inflow of cash relating to the sales of such assets.

       The Company believes that it will improve cash flows during 2000 based on the following factors, among others: (i) the private placement of shares of the Registrant's Series B Preferred Stock completed by the Company in March 2000 (see Note 19); (ii) proceeds from the exercise of stock options; (iii) the sale of the assets of certain under-performing Company-owned stores; (iv) improvement in store profitability through increased monitoring of store by store operations and actual results as compared to expected results; and (v) a reduction of administrative overhead expenses, if necessary (see Note 20).

       As of December 31, 1999, the Company was not in compliance with the financial covenants of its loan agreement with STI Credit Corporation ("STI"). The Company has notified STI of its intent to pay off such loan in the immediate future. In the interim, the Company plans to restrict approximately $2,900,000 of its cash necessary to pay off the loan. The Company believes that the process of finding a company to review its notes will be completed in a relatively short period of time (see Note 20).

       The Company believes that, based on its current cash position and the implementation of the plans described above, sufficient resources will be available for the Company to continue in operation through the end of 2000. However, there can be no assurance that the Company will be able to generate positive cash flows and, if it does, that such cash flows will be sufficient to adequately fund its ongoing operations and future plans. If the Company cannot generate sufficient cash flows from operations, it may be required to seek alternative debt and/or equity financing. However, there can be no assurance that such debt and/or equity financing will be available to the Company when necessary, or at terms that are attractive to the Company.

       In addition, (I) the Company's 66.67% owned subsidiary Insight, will be seeking additional capital (to fund a portion of its planned expansion costs) from the sale of additional shares of its Common Stock; and (ii) it is anticipated that the Company's new, Internet initiatives will require capital in addition to that provided by the private placement referred to above.

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

Item 8.    Financial Statements and Supplementary Data


                                TABLE OF CONTENTS
                                                                         PAGE
                                                                         -----
   REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                            18, 19

   CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of December 31, 1999 and 1998          20

     Consolidated Statements of Operations for the Years Ended
       December 31, 1999, 1998 and 1997                                    21

     Consolidated Statements of Shareholders' Equity for the
       Years Ended December 31, 1999, 1998 and 1997                        22

     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1999, 1998 and 1997                                23, 24

     Notes to Consolidated Financial Statements                            25

       Information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Board of Directors and Shareholders of Sterling Vision, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Sterling Vision, Inc. (a New York corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Vision, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


                                                     Arthur Andersen LLP

Melville, New York
March 29, 2000

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Sterling Vision, Inc. and Subsidiaries
East Meadow, New York

We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flow of Sterling Vision, Inc. and subsidiaries (the "Company") for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows, of Sterling Vision, Inc. and subsidiaries for the year ended December 31, 1997 in conformity with generally accepted accounting principles.


Deloitte and Touche LLP
New York, New York

April 15, 1998

                     STERLING VISION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)



                                                                                                        December 31,
                                                                                                  -----------------------
                                                                                                   1999              1998
                                                                                                  ------            ------
ASSETS
Current assets:
         Cash and cash equivalents                                                               $    108         $   828
         Franchise receivables, net of allowance for doubtful accounts of $2,443 and
            $2,060, respectively                                                                    2,643           2,257
         Other receivables                                                                            935           1,121
         Current portion of notes receivable from franchisees                                       2,670           3,077
         Inventories                                                                                1,995           2,268
         Due from related parties                                                                     129             125
         Prepaid expenses and other current assets                                                    223             395
                                                                                                 --------         -------

                  Total current assets                                                              8,703          10,071

Property and equipment, net                                                                         5,248           8,104
Franchise notes and other receivables, net of allowance for doubtful accounts
         of $400 and $450, respectively                                                            10,626          11,359
Intangible assets, net                                                                              4,014           3,735
Restricted cash                                                                                       124             624
Other assets                                                                                        2,372             601
                                                                                                 --------         -------

                                                                                                  $31,087         $34,494
                                                                                                 ========         =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Current portion of long-term debt                                                       $  6,637         $ 4,130
         Accounts payable and accrued liabilities                                                   6,512           7,099
         Accrual for store closings                                                                   349           1,254
         Franchise deposits and other current liabilities                                             852             939
                                                                                                 --------         -------

                  Total current liabilities                                                        14,350          13,422
                                                                                                 --------         -------

Long-term debt                                                                                      1,789           7,422
                                                                                                 --------         -------
Deferred franchise income                                                                              70              90
                                                                                                 --------         -------
Excess of fair value of assets acquired over cost                                                     665           1,013
                                                                                                 --------         -------
Minority interest                                                                                      52               -
                                                                                                 --------         -------
Commitments and contingencies (Note 11)

Shareholders' equity:
  Preferred stock, $.01 par value per share; authorized 5,000,000 shares;
    21 and 35 shares issued and outstanding in 1999 and 1998, respectively                          2,417           4,025
  Common stock, $.01 par value per share; authorized 28,000,000 shares;
    16,676,630 and 14,920,351 shares issued and outstanding in 1999 and 1998, respectively            167             149
  Additional paid-in capital                                                                       55,023          46,036
  Accumulated deficit                                                                             (43,446)        (37,663)
                                                                                                 --------         -------
                                                                                                   14,161          12,547
                                                                                                 --------         -------

                                                                                                 $ 31,087         $34,494
                                                                                                 ========         =======


       The accompanying notes are an integral part of these consolidated balance sheets.

                     STERLING VISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)



                                                                                      For the Year Ended December 31,
                                                                               --------------------------------------
                                                                                1999             1998           1997
                                                                                ----             ----           ----
Revenues:
         Net sales                                                             $23,042          $ 23,163      $ 22,402
         Franchise royalties                                                     9,355             9,135         9,550
         Net gains from the conveyance of Company-owned
            assets to franchisees                                                  667               564         1,462
         Interest on franchise notes                                             1,465             1,877         1,966
         Other income                                                              492               388           612
                                                                               -------          --------      --------

                                                                                35,021            35,127        35,992
                                                                               -------          --------      --------

Costs and expenses:

         Cost of sales                                                           6,731             8,087         6,973
         Selling expenses                                                       14,710            15,981        16,296
         General and administrative expenses                                    11,790            21,336        17,859
         Loss from stores operated under management agreements                     605               792           173
         Provision for store closings                                             -                2,800         1,336
         Non-cash charges for issuance of warrants and induced
              conversions of warrants                                            2,371               422          -
         Amortization of debt discount                                            -                1,110         5,916
         Interest expense                                                        1,023             1,571         1,601
                                                                               -------          --------      --------

                                                                                37,230            52,099        50,154
                                                                               -------          --------      --------

Loss before provision for income taxes, minority interest and
  extraordinary item                                                           ( 2,209)          (16,972)      (14,162)
Provision for income taxes                                                        -                 -              -
                                                                               -------          --------      --------

Loss before minority interest and extraordinary item                            (2,209)          (16,972)      (14,162)
Minority interest                                                                  (52)             -              -
                                                                               -------          --------      --------

Loss before extraordinary item                                                  (2,261)          (16,972)      (14,162)
Extraordinary item - loss from early retirement of debt                           -                 (805)           -
                                                                               -------          --------      --------
Net loss                                                                       $(2,261)         $(17,777)     $(14,162)
                                                                               =======          ========      ========


Net loss per common share - basic and diluted: (Note 3)

         Loss from continuing operations                                       $  (.38)        $   (1.17)     $  (1.02)
         Extraordinary item - loss from early retirement of debt                    -              (0.06)         -

                                                                               -------         ---------      --------

         Net loss                                                              $  (.38)        $   (1.23)     $  (1.02)
                                                                               =======         =========      ========


Weighted-average number of common shares outstanding - basic
         and diluted                                                            15,232            14,627        13,883
                                                                               =======         =========      ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                 (Dollars in Thousands, Except Number of Shares)



                                                                                             Additional                Total
                                                     Preferred Stock          Common Stock    Paid-In               Shareholders'
                                                     Shares   Amount       Shares     Amount  Capital    Deficit       Equity
                                                     ------   -------      -------    ------- ---------  --------   -------------
     Balance - December 31, 1996                      --      $  --      12,387,535   $124   $ 24,982    $ (5,549)   $ 19,557

     Issuance of common shares in exchange
        for debt                                      --         --         144,916      1        973        --           974
     Issuance of common shares related to an
       acquisition                                    --         --         305,747      3      2,293        --         2,296
     Issuance of common shares to franchisees         --         --           4,002    --          30        --            30
     Issuance of shares upon conversion of
       debentures                                     --         --       1,085,027     11      6,348        --         6,359
     Debt discount                                    --         --            --      --       5,436        --         5,436
     Non-employee stock options                       --         --            --      --         781        --           781
     Net loss                                         --         --            --      --        --       (14,162)    (14,162)
                                                     ------   -------    ----------   ----   --------    --------    --------

     Balance - December 31, 1997                      --         --      13,927,227    139     40,843     (19,711)     21,271

     Issuance of shares upon conversion of 1997
       Debentures                                     --         --         395,630      4      1,648        --         1,652
     Debt discount for the intrinsic value of the
       1998 Debentures and the fair value of the
       1998 Warrants                                  --         --            --      --       1,915        --         1,915
     Issuance of shares upon conversion of
       warrants                                       --         --         550,000      6      2,038        --         2,044
     Issuance of Senior Convertible Preferred
       Stock                                            35      4,025          --      --        (525)       --         3,500
     Reduction related to stock price guarantees      --         --            --      --        (285)       --          (285)
     Stock dividend on Senior Convertible
       Preferred Stock                                --         --          47,494    --         175        (175)          0
     Non-employee stock options                       --         --            --      --         227        --           227
     Net loss                                         --         --            --      --        --       (17,777)    (17,777)
                                                     ------   -------    ----------   ----   --------    --------    --------

     Balance - December 31, 1998                        35      4,025    14,920,351    149     46,036     (37,663)     12,547

     Issuance of common shares upon
       induced conversion of Senior Convertible
       Preferred Stock                                 (14)    (1,608)    1,172,500     12      5,035      (3,439)       --
     Issuance of common shares to vendors and
       franchisees                                    --         --          61,273      1        249        --           250
     Acquisition of RBG Consulting, Ltd.              --         --            --      --         640        --           640
     Issuance of shares upon exercise of warrants     --         --         500,000      5        995        --         1,000
     Charge for payments related to stock price
       guarantees                                     --         --            --      --        (386)       --          (386)
     Dividends on Senior Convertible Preferred
       Stock                                          --         --          22,506    --          83         (83)       --
     Charge related to issuance of warrants
       for consulting services                        --         --            --      --       2,000        --         2,000
     Charge related to reductions in exercise price
       of warrants                                    --         --            --      --         371        --           371

     Net loss                                         --         --            --      --        --        (2,261)     (2,261)
                                                     ------   -------    ----------   ----   --------    --------    --------

     Balance - December 31, 1999                        21    $ 2,417    16,676,630   $167   $ 55,023    $(43,446)   $ 14,161
                                                      ====    =======    ==========   ====   ========    ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)




                                                                                            For the Year Ended
                                                                                               December 31,
                                                                                 ---------------------------------------
                                                                                     1999          1998             1997
                                                                                 ------------  ------------     --------
Cash flows from operating activities:
    Net loss                                                                       $  (2,261)     $(17,777)     $(14,162)
    Adjustments to reconcile net loss to net cash used in
         operating activities:
             Depreciation and amortization                                             2,490         3,000         2,310
             Provision for doubtful accounts                                           1,007         6,500         1,198
             Provision for store closings                                               -            2,800           772
             Net gains from the conveyance of Company-owned assets
                to franchisees                                                          (667)         (564)       (1,131)
             Accrued interest                                                             83            72            84
             Amortization of fair value of assets acquired over cost                    (348)         (349)         (347)
             Non-cash charges related to options and warrants                          2,371           227           781
             Amortization of debt discount                                              -            1,915         5,436
             Changes in operating assets and liabilities:
                Accounts receivable                                                   (1,167)         (549)         (477)
                Inventories                                                              273         1,042           368
                Prepaid expenses and other current assets                                169           127           375
                Other assets                                                          (1,852)        1,122           223
                Accounts payable and accrued liabilities                                (284)          536        (2,760)
                Franchise deposits and other current liabilities                         (86)          102          (387)
                Deferred franchise income                                                (20)           (6)         (232)
                Accrual for store closings                                               180        (2,318)          320
                                                                                     -------        -------      -------

Net cash used in operating activities                                                   (112)       (4,120)       (7,629)
                                                                                     --------       -------       -------

Cash flows from investing activities:
    Acquisition, net of cash acquired                                                   -           (1,598)         -
    Franchise notes receivable issued                                                 (2,816)       (2,001)       (2,658)
    Proceeds from franchise and other notes receivable                                 3,859         4,968         2,756
    Purchases of property and equipment                                               (1,503)         (791)       (1,992)
    Proceeds from conveyance of property and equipment                                 1,947         1,023         2,517
                                                                                    --------       -------        ------

Net cash provided by investing activities                                              1,487         1,601           623
                                                                                     -------       -------       -------


                            (Continued on next page)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in Thousands)



                                                                                            For the Year Ended
                                                                                               December 31,
                                                                                 --------------------------------------------
                                                                                  1999              1998               1997
                                                                                 -------           -------           --------
     Cash flows from financing activities:
         Sale of common stock and other capital contributions                       --               2,044               --
         Payments related to stock price guarantees                                 (386)             (285)              --
         Proceeds from the exercise of warrants                                    1,000              --                 --
         Debt borrowings                                                             981             1,610             10,500
         Debt repayments                                                          (3,690)           (3,856)           (11,568)

         Issuance of convertible debentures                                         --               3,500              7,540
                                                                                 -------           -------           --------

     Net cash provided by (used in) financing activities                          (2,095)            3,013              6,472
                                                                                 -------           -------           --------

     Net increase (decrease) in cash and cash equivalents                           (720)              494               (534)

     Cash and cash equivalents - beginning of year                                   828               334                868
                                                                                 -------           -------           --------

     Cash and cash equivalents - end of year                                     $   108           $   828           $    334
                                                                                 =======           =======           ========

     Supplemental disclosures of cash flow information:
       Cash paid during the year for:
               Interest                                                          $   895           $ 1,351           $  1,226
                                                                                 =======           =======           ========

               Taxes                                                             $    62           $    88           $     57
                                                                                 =======           =======           ========


          Non-cash investing and financing activities:
              Franchise stores reacquired                                        $   815           $ 1,480           $   --
              Exchange of convertible debentures for Senior Convertible
                Preferred Stock                                                     --               4,025               --
              Preferred stock dividend paid in common shares                          83               175               --

          Acquisitions, net of cash acquired:
              Working capital, other than cash                                   $  --             $  (314)          $   (231)
              Property, plant and equipment                                         --                 160                200
              Intangible assets                                                      640             1,722              2,541
              Other assets                                                          --                  30               --
              Common stock issued                                                   (640)             --               (2,510)
                                                                                 -------           -------           --------

         Acquisitions, net of cash acquired                                      $  --             $ 1,598           $   --
                                                                                 =======           =======           ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     STERLING VISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS RESULTS OF OPERATIONS AND MANAGEMENT'S PLANS:

Business

       The Company, through its new Emerging Vision.com Division, has begun the process of developing a web-based optical portal business that will focus on business-to-business opportunities. To date, this business has not yet generated any revenues and is subject to various risks and uncertainties.

       In implementing this new business initiative, the Company has developed a strategic alliance and is presently working together with Rare Medium, Inc., the web consulting services arm of Rare Medium Group, Inc., to develop and launch an extensive network of state-of-the-art web sites designed to provide information, interaction and electronic business-to-business commerce. Rare Medium is one of the country's leading providers of Internet solutions and e-commerce strategies that improve business processes and develop branding strategies, marketing communications and interactive content to large and medium sized companies in the financial, automotive, consumer servicing, retail and consumer goods industries.

       In addition, Sterling Vision, Inc. (together with its subsidiaries, collectively, the "Company" or "Sterling") and its franchisees develop and operate retail optical stores (collectively, "Sterling Stores"). The Company also operates VisionCare of California ("VCC"), a specialized health care maintenance organization licensed by the California Department of Corporations. VCC employs licensed optometrists who render services in offices located immediately adjacent to, or within, most Sterling Stores located in California.

       The Company, through its 66.67% owned subsidiary, Insight Laser Centers, Inc. ("Insight") also affiliates with health care providers (ophthalmologists) in offering laser vision correction procedures, performed with an excimer laser, for the correction of certain degrees of myopia (near-sightedness), hyperopia (farsightedness) and astigmatisms. Insight and these affiliated ophthalmologists enter into agreements whereby the ophthalmologists pay Insight a fee for each procedure performed using the excimer laser. The Company currently operates two Insight laser centers (in which there are three lasers between them) located in New York City, New York, has placed an additional excimer laser in an ophthalmological office located in Long Island, New York, and subleases, to an unaffiliated third party, two additional lasers.

       The Company also owns the tangible assets located in, and provides administrative and consulting services to the licensee of, a full service ambulatory surgery center located in Garden City, New York, which contains 4 surgical operating rooms.

Results of Operations and Management's Plans

       The Company has incurred losses before income taxes, minority interest and extraordinary items aggregating $33,343,000 over the three year period ended December 31, 1999, and had a working capital deficiency of $5,647,000 as of December 31, 1999.

       In the first quarter of 2000, the Company generated proceeds of approximately $10,600,000 from the issuance of 1,697,500 shares of preferred stock in a private placement and an additional $7,459,000 from the exercise of certain warrants and options. The proceeds of the private placement are to be used to further the Company's development of its business to business portal. The Company will use the proceeds from the exercise of warrants and options to satisfy its current obligations, which satisfaction is expected to include the settlement of certain current debt obligations as discussed further in Note 20.

       The Company believes that its most significant future capital requirements will relate to the furtherance of its business to business internet initiatives. Additionally, the Company expects to require additional capital to further its existing business lines, including: (i) the expansion, marketing and promotion of the Insight laser business,; (ii) the renovating and/or remodeling of

Company-owned stores; (iii) acquiring retail optical stores, subject to the availability of qualified opportunities; and (iv) continued upgrading of management information systems for its Company-operated stores. Additionally, the Company is likely to continue to provide financing of sales of Company-owned stores to franchisees, which will defer the inflow of cash relating to the sale of such assets.

       The Company believes that it will continue to generate cash flows during the remainder of fiscal 2000 from (i) additional proceeds from the exercise of stock options, (ii) sales of certain Company-owned stores, and (iii) expected increases in operations and cash flows of the Company's Insight laser business.

       The Company believes that, based on its current cash position and the implementation of the plans described above, sufficient resources will be available for the Company to continue in operation through the first quarter of 2001. However, there can be no assurance that the Company will be able to generate positive cash flows and, if it does, that such cash flows will be sufficient to adequately fund its ongoing operations and future plans. If the Company cannot generate sufficient cash flows from operations, it may be required to seek alternative debt and/or equity financing. However, there can be no assurance that such debt and/or equity financing will be available to the Company when necessary, or on terms that are attractive to the Company. Additionally, there can be no assurance that the Company's use of funds to develop a commercially viable business to business portal will be successful, that the Company will generate sufficient revenues to provide positive cash flows from operations of this business or that sufficient capital will be available, when required, to permit the Company to realize these plans.

NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of such financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Principles of Consolidation

       The consolidated financial statements include the accounts of Sterling Vision, Inc. and its subsidiaries, all of which, except for the Company's 66.7% owned subsidiary, Insight, are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

Franchised Locations Operated by the Company under Management Agreements

       In the fourth quarter of 1998, the Company, as required, adopted the provisions of Emerging Issues Task Force Issue 97-2 ("EITF 97-2"), "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." In connection with the adoption of EITF 97-2, for the year ended December 31, 1998, the Company deconsolidated the results of operations of certain franchise locations operated by the Company under management agreements. In accordance with EITF 97-2, the results of operations for the year ended December 31, 1997 were restated to conform to the provisions of EITF 97-2. This restatement had the effect of reducing net sales by approximately $2,047,000, and total expenses by approximately $2,220,000, for the year ended December 31, 1997. This restatement had no impact on the net loss or net loss per share for the period.

       During 1999, 1998 and 1997 the Company managed a total of 5, 12 and 6 locations, respectively, for franchisees under the terms of management agreements entered into with each such franchisee. Such agreements generally provide for the operation of the Sterling Store by the Company, with substantially all operating decisions made by the Company. The Company owns the inventory at the locations and is generally responsible for the collection of all revenues and the payment of all expenses. For the years ended December 31, 1999 and 1998, these stores generated revenues of approximately $1,524,000 and $4,503,000, respectively and incurred total expenses of approximately $2,129,000 and $5,295,000, respectively. The net result of these operations is classified as a loss from stores operated under management agreements in the accompanying consolidated statements of operations.

Revenue Recognition

       The Company generally charges franchisees a nonrefundable initial franchise fee. Initial franchise fees are recognized at the time all material services required to be provided by the Company have been substantially performed. Continuing franchise royalty fees are based upon a percentage of the gross revenues of each franchised location and are recorded as earned.

       Interest earned on franchise notes receivable is recorded as earned. Gains or losses from the conveyance of Company-owned store assets to franchisees are recognized upon closing.

Cash and Cash Equivalents

       Cash equivalents include all highly liquid investments with maturities of 90 days or less when purchased. Cash equivalents are comprised of money market funds, and are recorded at cost, which approximates market value.

Fair Value of Financial Instruments

       At December 31, 1999 and 1998, the carrying value of financial instruments, such as cash and cash equivalents, accounts and notes receivable and credit facilities, approximated their fair value, based on the short-term maturities and nature of these instruments, with the exception of the Benson Debentures (Note 9 and 20).

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

Intangible Assets

       Intangible assets are comprised of the goodwill and other intangible assets resulting from the acquisition of Singer Specs, Inc., the Ambulatory Surgery Center and RBG Consulting Ltd. These intangibles are being amortized on a straight line basis over their estimated useful lives of between 5 and 20 years. Accumulated amortization on intangible assets was approximately $497,000 and $709,000 at December 31, 1999 and 1998, respectively.

Impairment of Long-Lived Assets

       Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. In accordance with SFAS No. 121, the Company periodically evaluates the realizability of long-lived assets based on, among other factors, the estimated undiscounted future cash flows expected to be generated from such assets in order to determine if an impairment exists. Impairments are charged to the statement of operations in the period identified.

Web Site Development Costs

         The Company accounts for web site development costs in accordance with EITF Issue 00-02: "Accounting for Web Site Development Costs." This issue provides that the accounting for specific web site development costs be based on a model consistent with AICPA Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under SOP 98-1, costs are expensed or capitalized according to the stage and related process of web site development that they relate to. Amortization of capitalized costs begins at the point in time that the web site becomes operational. During 1999, the Company incurred web site development costs of approximately $1.3 million, which are included in other assets in the accompanying consolidated balance sheet. Amortization has not commenced with respect to such costs as the related web sites are not yet operational.

Comprehensive Income

       The Company follows the provisions of SFAS 130, "Reporting Comprehensive Income," which establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 in fiscal 1998 had no impact on reported net loss or shareholders' equity. For the years ended December 31, 1999, 1998 and 1997, the Company's operations did not give rise to items includible in comprehensive income which were not already included in net loss. Therefore, the Company's comprehensive loss is the same as its net loss for all periods presented.

Income Taxes

       The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under the asset and liability method specified by SFAS No. 109, the deferred income tax amounts included in the balance sheet are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Differences between assets and liabilities for financial statement and tax return purposes are principally related to inventories and depreciable lives of assets.

Reclassifications

       Certain reclassifications have been made to prior years' financial statements to conform with the current year presentation.

New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000 and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet, measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. The Company does not expect the adoption of SFAS No. 133 to have a material impact on its financial position or results of operations as the Company does not presently make use of derivative instruments.

         In December 1999, the SEC staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for revenue recognition, including the criteria that need to be met in order to recognize revenue, as well as required disclosures related to revenue recognition.

         In March 2000, the Emerging Issues Task Force ("EITF") issued Issue 00-03: "Application of AICPA SOP 97-2, "Software Revenue Recognition," to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware." This Issue provides guidance with respect to the recognition of revenue for arrangements where software resides on a vendor's or a third party's server, and the customer accesses the software on an as-needed basis over the Internet or via a dedicated phone line.


NOTE 3 -PER SHARE INFORMATION:

         The Company follows the provisions of SFAS No. 128, "Earnings Per Share". Basic net loss per common share ("Basic EPS") is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations. The following provides a reconciliation of information used in calculating the per share amounts for the years ended December 31, 1999, 1998 and 1997.


                                                                                                 For the Year Ended
                                                                                                    December 31,

                                                                                         1999            1998              1997
                                                                                     -----------     ------------     -------------
Loss attributable to common shareholders:
     Net loss                                                                        $(2,261,000)    $(17,777,000)    $(14,162,000)
     Dividends on Senior Convertible Preferred Stock                                     (83,000)        (175,000)          --
     Effect of the induced conversion of Senior Convertible Preferred                 (3,439,000)          --               --
                                                                                     -----------     ------------     -------------

     Loss attributable to common shareholders -  basic and diluted                   $(5,783,000)    $(17,952,000)    $(14,162,000)
                                                                                     -----------     ------------     -------------

Weighted-average shares outstanding:
     Weighted-average shares outstanding - basic and diluted                          15,232,000       14,627,000       13,883,000
                                                                                     -----------     ------------     -------------

Basic and diluted loss per share                                                     $      (.38)    $      (1.23)    $      (1.02)
                                                                                     ============    =============    =============

NOTE 4 - FRANCHISE NOTES RECEIVABLE:

       Franchise notes held by the Company consist primarily of purchase money notes relating to Company-financed conveyances of Company-store assets to franchisees, certain franchise notes receivable acquired by the Company and the conversion of certain aged royalty and other franchise receivables into long-term notes. Substantially all notes are secured by the underlying assets of the related franchised store, as well as, in most cases, the personal guarantee of the principal owners of the franchisee. Interest is charged at various rates ranging from 8% to 12%.

       Scheduled maturities of such notes receivable as of December 31, 1999, are as follows (in thousands):

                 2000                              $ 2,670
                 2001                                4,303
                 2002                                2,413
                 2003                                2,045
                 2004                                1,382
                 Thereafter                            883
                                                   --------
                                                   $13,696
                                                   ========

       Franchise notes receivable of approximately $8,472,000 at December 31, 1999, are pledged to STI Credit Corporation ("STI") pursuant to the Company's Loan Agreement with STI, dated June 30, 1997 (see Note 9).

Valuation and Qualifying Accounts

       Accounts and notes receivable are shown in the consolidated balance sheets net of the following allowances for doubtful accounts:

      Accounts Receivable:

                                                  (In thousands)
                                                As of December 31,

                                                  1999      1998     1997
                                                  ----      ----     ----
     Balance, beginning of year                 $2,060    $  514      557
          Charged to expense                       910     3,915      756
          Reductions, principally write-offs      (527)   (2,369)    (799)
                                                -------   -------    -----
     Balance, end of year                       $2,443    $2,060     $514
                                                ======    =======    =====

         Notes Receivable:

                                                  (In thousands)
                                                As of December 31,
                                                   1999     1998    1997
                                                   ----     ----    ----
     Balance, beginning of year                   $ 450   $  562     562
     Charged to expense                              97    2,585     442
     Reductions, principally write-offs            (147)  (2,697)   (442)
                                                  -----   ------    ----
     Balance, end of year                         $ 400   $  450    $562
                                                  =====   ======    ====

NOTE 5  -  PROPERTY AND EQUIPMENT, net:

       Property and equipment, net, consists of the following:

                                                 (In thousands)      Estimated
                                               As of December 31,      Useful
                                             1999       1998           Lives
                                           --------   --------       ---------
     Furniture and fixtures                $    772    $ 1,073        7 years
     Machinery and equipment                  7,580     10,244      5-7 years
     Leasehold improvements                   2,474      2,466       10 years*
                                           --------      -----
                                             10,826     13,783
         Less: Accumulated depreciation      (5,578)    (5,679)
                                           --------    -------

                                            $ 5,248    $ 8,104
                                           ========    =======

* Useful lives of leasehold improvements are based upon the lesser of the asset's useful life or the term of the lease of the related property.

       The net book value of assets held under capital leases included in property and equipment, amounted to approximately $1,103,000 and $3,247,000 (net of accumulated depreciation of approximately $666,000 and $2,224,000) as of December 31, 1999 and 1998, respectively. Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $1,993,000, $2,291,000, and
$2,310,000 respectively.

NOTE 6  - PROVISION FOR STORE CLOSINGS:

       The Company provides for losses anticipated to be incurred with respect to those Company-owned stores which it has identified for closure in the future. Such provision is recorded at the time the determination is made to close a store and is based on the expected net proceeds to be generated from the disposition of the store's assets, as compared to the carrying value of such store assets and the estimated costs (including the present value of remaining lease payments and other expenses) that will be incurred in the closing of the store.

       This evaluation resulted in charges to the statements of operations of $0, $2,800,000 and $1,336,000 for the years ended December 31, 1999, 1998 and
1997, respectively. As of December 31, 1999 and 1998, accruals for store closings were $349,000 and $1,254,000, respectively, representing the estimated remaining net costs to be incurred for stores that have been identified to be closed in the future.

NOTE 7  -  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

       Accounts payable and accrued liabilities consist of the following:

                                                   (In thousands)
                                                 As of December 31,
                                                 1999           1998
                                                 ------       ------
     Accounts payable                            $4,726       $3,708
     Overdraft payable                              240          952
     Accrued rent                                   247          411
     Accrued payroll and fringe benefits            496          667
     Other accrued expenses                         803        1,361
                                                 ------       ------
                                                 $6,512       $7,099

NOTE 8 - INCOME TAXES:

       The Company's effective tax rate differs from the statutory Federal income tax rate of 34% primarily due to the impact of recording a valuation allowance to offset the potential future tax benefit resulting from net operating loss carryforwards for all years presented.

       At December 31, 1999 and 1998, net deferred tax assets were approximately $11.1 million and $9.9 million, respectively, resulting primarily from the future tax benefit of net operating loss carryfowards. In accordance with SFAS No. 109, the Company has fully reserved for its net deferred tax assets as of December 31, 1999 and 1998 due to the uncertainty as to their future realizability.

       At December 31, 1999, the Company had net operating loss carryforwards totaling approximately $26.8 million which are available to offset future taxable income for federal income tax purposes. The net operating loss carryforwards expire in varying amounts through 2019 and may be limited in accordance with Section 382 of the Internal Revenue Code of 1986, as amended based on certain changes in ownership that have occurred.

NOTE 9 - LONG-TERM DEBT:

       Principal payments due on the Company's long-term debt, as of December 31, 1999, are as follows:

                   (a)       (b)          (c)          (d)
                   STI
                Credit       Broadway     Capital
Year              Corp.      Partners      Leases  Other Notes     Total
----            -------      --------      ------  -----------     ------
2000             $3,184        $2,090      $  813     $  550       $6,637
2001                -             -           522       -             522
2002                -             -           250       -             250
2003                -             -           176       -             176
2004                -             -           140       -             140
Thereafter          -             -             2        699          701
                 ------        ------      ------     ------      -------
                 $3,184        $2,090      $1,903     $1,249       $8,426
                 ======        ======      ======     ======      =======

       (a) On June 30, 1997, the Company entered into a loan agreement (the "Loan Agreement") with STI Credit Corporation ("STI") pursuant to which STI established a $20,000,000 credit facility to finance a portion of the Company's existing and future franchise promissory notes receivable. The Company initially borrowed $10,000,000 against this facility ($1,000,000 of which was placed in escrow pending the Company's satisfaction of a certain collateral ratio). In connection with the Loan Agreement , the Company granted STI a first priority security interest in a substantial portion of its franchise notes receivable and the proceeds related to those notes.

           On October 9, 1997, STI amended the Loan Agreement and disbursed $500,000 of the escrow to the Company. As of December 31, 1999, the outstanding remaining principal balance of the loan was approximately $3,184,000. In accordance with the terms of the Loan Agreement, the Company must comply with certain financial covenants. As of December 31, 1999, the Company was not in compliance with certain of these financial covenants. Accordingly, the entire remaining balance of the debt is classified as a current liability as of December 31, 1999. The Company expects to repay the remaining balance due to STI during 2000.

       (b) On October 14, 1998, Company's Board of Directors authorized the Company to borrow up to $2,000,000 from Broadway Partners, a New York general partnership owned by certain of the children of each of the Company's Chairman and President. The loans are payable on demand, together with interest calculated at the rate of 12% per annum. These loans are secured by a first lien upon, and security interest in, the assets of the Company's ambulatory surgery center.

       (c) As of December 31, 1999, Insight was the lessee of three excimer lasers and ancillary equipment under capital leases expiring in various years through 2002. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset.

       (d) In November 1995, the Company acquired substantially all of the retail optical assets of Benson Optical Co., Inc. and its affiliates (the "Benson Transaction"). As part of the Benson Transaction, the Company issued a non-negotiable, subordinated convertible debenture (the "Benson Debenture"), in the original principal amount of $5,900,000, payable, without interest, on September 15, 2015. The Benson Debenture is subordinated to all existing and future debts and obligations of the Company. The Company had a right of offset against the principal amount of the Benson Debenture in the event the Company did not retain at least 40 of the 98 Benson stores acquired in the Benson Transaction, which offset was $147,000 for each store less than 40 that the Company retained. In December 1995, the principal amount of the Benson Debenture was reduced by approximately $1,176,000, to approximately $4,724,000, all in accordance with the original purchase agreement. In November 1998, the Benson Debenture was purchased from the then holder thereof, by Broadway Partners for approximately $203,000. As of December 31, 1999, the Benson
           Debenture is recorded at its present value of approximately $1,119,000 using an imputed internal interest rate of approximately 8.5%. In March 2000, the Company purchased the Benson Debenture from Broadway Partners for $550,000 in full settlement of the debt.

NOTE 10 - ACQUISITIONS:

       On July 1, 1999, the Company acquired all of the issued and outstanding capital stock of RBG Consulting, Ltd. and entered into employment agreements with its two principal executives in exchange for a one-third interest in the Company's subsidiary, Insight Laser Centers, Inc., which was valued at $640,000 based on an appraisal by an independent third party obtained by the Company. No net assets were acquired, and accordingly, the total cost over the fair value of the assets acquired of $640,000 was allocated to intangible assets, which will be amortized over a 5-year period. The acquisition was accounted for under the purchase method of accounting.

         On April 7, 1997, the Company acquired all of the issued and outstanding capital stock of Singer Specs, Inc. and certain of its wholly-owned subsidiaries (collectively, "Singer"), a privately-owned Delaware corporation. Singer was the franchisor of approximately 30 retail optical stores. The acquisition was accounted for as a purchase in accordance with APB Opinion No. 16 "Business Combinations." The purchase price of approximately $2,510,000 was financed through issuance of approximately 306,000 shares of the Company's Common Stock, and was allocated to the fair value of the net assets acquired. Goodwill resulting from the acquisition was approximately $2,541,000 and is being amortized on a straight-line basis over a period of 10 years, the term of the franchise agreements related to the franchises acquired.

         On May 6, 1998, the Company, through its wholly-owned subsidiary, Insight Laser Centers, N.Y.I., Inc. acquired substantially all of the assets of an ambulatory surgery center for a purchase price of approximately $1,952,000. Goodwill resulting from the acquisition was approximately $1,721,000, and is being amortized on a straight-line basis over a period of 20 years.

NOTE 11 - COMMITMENTS AND CONTINGENCIES:

Operating Lease Commitments

       The Company leases locations for the majority of both its Company-owned and franchised stores, as well as its Ambulatory Surgery Center and all of the Centers operated by Insight. Minimum future rental payments, as of December 31, 1999, for Company-owned stores and stores subleased to franchisees, in the aggregate, are as follows:

                                    (In Thousands)
                       --------------------------------------
                        Total          Sublease         Net
                       Amount          Rentals        Rentals
                       ------          -------        -------
       2000           $  7,564        $  5,759         $1,805
       2001              6,164           4,497          1,667
       2002              5,125           3,544          1,581
       2003              3,208           2,059          1,149
       2004              2,303           1,306            997
       Thereafter        5,731           4,458          1,273
                      --------        --------        -------
                       $30,095         $21,623         $8,472
                      ========        ========        =======

       The Company holds the master lease on substantially all franchised locations and, as part of the franchise agreements, sublets the subject premises to the franchisee. In addition to the fixed rent payable under such master leases, most master leases require payment of a pro rata portion of common area maintenance and taxes, as well as percentage rent based upon sales volume. As required by SFAS No. 13 "Accounting for Leases," the Company recognizes its rent expense on a straight-line basis over the life of the related lease. Rent expense was approximately $4,609,000, $5,458,000 and $5,554,000, net of sublease rentals of approximately $9,190,000, $10,485,000 and $8,190,000, for the years ended December 31, 1999, 1998 and 1997, respectively.

       At December 31, 1999, the Company was a guarantor of indebtedness of two separate loans by two franchisees to third party lenders in the principal amount of approximately $675,000. The remaining outstanding amounts due under these loans is approximately $39,000 as of December 31, 1999.

Contingencies

       The Company is, from time to time, a party to litigation arising in the ordinary course of its business. In the opinion of management, there are no significant claims outstanding that are likely to have a material adverse effect upon the consolidated financial statements of the Company.

NOTE 12  - CONCENTRATION OF RISK:

       The Company operates retail optical stores in North America, predominantly in the United States, and its receivables are primarily from franchisees who also operate retail optical stores in the United States.

NOTE 13 - RELATED PARTY TRANSACTIONS:

       The Company shares an office building with, among other tenants, a retail optical company which is owned by certain of the principal shareholders and Directors of the Company. Occupancy costs are appropriately allocated based upon the applicable square footage leased by the respective tenants of the building. During 1999, the Company transferred one of its stores for a store owned by the other retail optical company, and purchased another unit from the other retail optical company for $100,000, payable over 7 years at an interest rate of 10% per annum.

       Included in due from related parties is approximately $65,000 and $125,000 in loans to a former officer of the Company at December 31, 1999 and 1998, respectively, bearing interest at the prime rate.

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

       In November 1996, certain of the Company's principal shareholders provided approximately $2,000,000 of short-term financing to the Company, which was subsequently repaid by the Company. As part of the financing arrangement, these principal shareholders received options, under the Company's Stock Incentive Plan, to purchase an aggregate of 200,001 shares of the Company's Common Stock at an exercise price of $6.375. These options expire on December 31, 2000.

       In March 1996, the Company entered into an agreement with a Director of the Company whereby he agreed to serve as an advisor to, and as the Chairman of the Board of Directors of Insight, in exchange for annual compensation of $75,000. In connection therewith, the Company granted to this Director, under its Stock Incentive Plan, options to purchase up to an aggregate of 310,000 shares of the Company's Common Stock at an exercise price of $6.00. These options have a term of ten years. As of December 31, 1997, 160,000 of the options had vested and, in February 1998, the balance of the options were canceled due to the resignation of the individual.

       On April 7, 1997, the Company entered into an Option and Consulting Agreement with Meadows Management, LLC, ("Meadows") a limited liability company owned by two of the Company's principal shareholders and Directors. This agreement provided for the Company's payment, to Meadows, of consulting fees of $25,000 per month through the expiration date thereof, December 31, 1997. As additional consideration, the Company also granted to such principal shareholders, under its Stock Incentive Plan, an aggregate of 300,000 qualified stock options, which options have a term of five years and are exercisable at $8.9375.

       On December 12, 1997, the Company granted, under its Stock Incentive Plan, an aggregate of 200,000 options to a former Director of the Company in exchange for his providing and continuing to provide assistance to the Company with respect to its third party, managed care programs. Two-thirds of such options immediately vested. The options have a term of five years and are exercisable at $6.4375. On August 10, 1998, this individual resigned as a Director of the Company.

       On October 15, 1998, one of the principal shareholders of the Company assumed the offices of Chief Executive Officer and President of the Company and, in conjunction therewith, was granted 250,000 options, exercisable at $3.00. One-third of the options vested immediately, one-third vested on October 15, 1999, and one-third will vest on October 15, 2000.

       On November 4, 1998, Broadway Partners, a New York general partnership owned by certain of the children of each the Company's Chairman and President, purchased the Benson Debenture from Benson (See Note 9 and 20) for approximately $203,000.

NOTE 14 - CONVERTIBLE DEBENTURES:

1997 Debentures

       On February 26, 1997, the Company entered into Convertible Debentures and Warrants Subscription Agreements with certain investors in connection with the private placement (the "Private Placement") of units (collectively "the Units") consisting of an aggregate of $8,000,000 principal amount of the Company's debentures (collectively the "Debentures") and an aggregate of 800,000 warrants (collectively the "Warrants"). Each Warrant, exercisable until February 26, 2000, entitled the holder to purchase one share of the Company's Common Stock, at a price per share assumed to be $6.50. For every two Warrants exercised during the 2-year period ending May 30, 1999, a holder will receive an additional warrant (collectively, the "Bonus Warrants") to purchase an additional share of Common Stock at a price of $7.50 per share. Bonus Warrants have a term of 3 years from the date of grant. The Company used the net proceeds (approximately $7,500,000) of the Private Placement to repay a portion of the loans made to it by certain principal shareholders of the Company ($1,000,000, together with interest thereon, in the approximate amount of $50,000), and to pay down the

Company's revolving line of credit with the Bank of $1,000,000.

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

       The Senior Convertible Preferred Stock originally required the Company to pay quarterly dividends (in cash or Common Stock) calculated at the rate of 10% percent per annum, commencing May 17, 1998. Additionally the Company was required to redeem (in cash or Common Stock) all of the Senior Convertible Preferred Stock at 105% of the then outstanding stated value, based on a conversion price of $5.00, after February 17, 1999 or, in lieu thereof, at the Company's option, pay dividends at the rate of 24% per annum. Finally, there was a price-protection guarantee provision, whereby the Company, under certain circumstances, would be required to pay to the Original Holders the difference between the $5.00 conversion price and the selling price (net of commissions) of any such shares sold (see Note 20).

       As a result of the foregoing, the Company recorded, in its consolidated financial statements for the year ended December 31, 1998, amortization of debt discount of approximately $1,110,000 and an extraordinary charge of approximately $805,000 related to the early extinguishment of the 1998 Debentures. This debt discount represented the intrinsic value of the beneficial conversion feature inherent in the 1998 Debentures (approximately $963,000), and amortization of approximately $147,000 related to the fair value of the New Warrants. The extraordinary charge of $805,000 represents the unamortized discount related to the 1998 Warrants in connection with the early extinguishment of the 1998 Debentures and the issuance of the Senior Convertible Preferred Stock and New Warrants.

       On August 18, 1998 and November 19, 1998, the Company issued 19,550 and 27,944 registered shares of its Common Stock, respectively, in payment of the required dividend on the Senior Convertible Preferred Stock. During 1999, the Company paid cash dividends (on its Senior Convertible Preferred Stock) in the aggregate amount of $8,419 and, in addition, issued, in the form of stock dividends, an aggregate of 22,506 registered shares of its Common Stock.

       On January 13, 1999, March 26, 1999, and December 7, 1999, certain holders of the Company's Senior Convertible Preferred Stock exercised their right to convert an aggregate of $1,398,125 stated value of Senior Convertible Preferred Stock, into an aggregate of 1,172,500 registered shares of the Company's Common Stock (see Note 20).

       On December 7, 1999, certain holders of the 1998 Warrants exercised their right to acquire an aggregate of 500,000 registered shares of the Company's Common Stock.

NOTE 15 - SHAREHOLDERS' EQUITY

       In February 2000, the Company, subject to shareholder approval, authorized the increase of authorized shares to 50 million. Additionally, in July 1999, the Company increased the authorized shares of Insight to 100 million shares.

       In November 1999, the company authorized the repurchase of up to 1,000,000 shares of its common stock, subject to certain daily limitations, in open market transactions, for a one year period. Through December 31, 1999, the Company had not repurchased any shares under this plan.

       In February 2000, the Company, subject to shareholder approval, amended its Certificate of Incorporation so that the holders of the Company's Senior Convertible Preferred Stock have the right to vote, as a single class with the Common Stock, on an as-converted basis, on all matters on which the holders of the Company's Common Stock are entitled to vote.

NOTE 16 - STOCK OPTIONS AND WARRANTS:

Sterling Stock Option Plan
--------------------------

       In April 1995, the Company adopted a Stock Incentive Plan (the "Plan") which permits the issuance of options to selected employees and directors of, and consultants to, the Company. The Plan, as amended, reserves 3.5 million shares of Common Stock for grant and provides that the term of each award be determined by the Compensation Committee of the Board of Directors (the "Committee") charged with administering the Plan. The Company's Board of Directors has recommended an amendment to the Plan to increase the number of shares reserved for issuance from 3.5 million shares to 7 million shares, which will be voted on at the Company's next annual meeting of its shareholders. Under the terms of the Plan, options may be qualified or non-qualified and granted at exercise prices and for terms to be determined by the Committee. Additionally, the Plan provides that certain employees who are terminated retain the rights to options they have vested in until such time that the options expire in accordance with the term of the original grant.

       A summary of the status of the Company's Plan is presented in the table below:

                                                     1999                             1998                        1997
                                           --------------------------------------------------------------------------------------
                                                           Weighted                       Weighted                       Weighted
                                                           Average                        Average                        Average
                                                           Exercise                       Exercise                       Exercise
                                            Shares          Price           Shares         Price           Shares         Price
                                           ---------       --------        ---------      --------        ---------      --------
Options outstanding, beginning of          2,598,624          $5.89        2,175,302        $6.76         1,462,694        $6.10
Granted                                    1,090,500          $4.31          723,500        $3.38           952,501        $7.54
Exercised                                      -              -               -              -               -              -
Canceled or expired                         (117,500)         $6.01         (300,178)       $7.36          (239,893)       $6.15
                                           ---------       --------        ---------      --------        ---------      --------
Options outstanding, end of period         3,571,624          $5.52        2,598,624        $5.89         2,175,302        $6.76
                                           ---------       --------        ---------      --------        ---------      --------
Options exercisable, end of period         2,992,791          $5.75        2,069,564        $5.98         1,771,181        $6.93
                                           ---------       --------        ---------      --------        ---------      --------

       Of the total options outstanding at December 31, 1999, 1,402,023 are held by current employees of the Company and 2,169,601 are held by directors of the Company, outside consultants and former employees. Of the total options granted during 1999, 810,500 were granted to employees of the Company and 280,000 were granted to directors of the Company and outside consultants.

       The following table summarizes information about stock options outstanding at December 31, 1999:
                                               Options Outstanding                        Options Exercisable
                              -----------------------------------------------------  ------------------------------
                                                    Weighted-           Weighted-                       Weighted-
                                                     Average            Average                         Average
    Range of                                        Remaining           Exercise                        Exercise
 Exercise Prices               Outstanding       Contractual Life        Price        Exercisable        Price
-----------------             --------------  ---------------------  --------------  --------------  --------------

 $1.81 to $2.72                    87,000             9.85               $2.26            25,000           $2.00
 $2.73 to $4,10                   951,000             9.07               $3.33           686,666           $3.43
 $4.11 to $6.17                 1,473,457             6.84               $5.83         1,370,958           $5.92
 $6.18 to $9.44                 1,060,167             6.32               $7.34           910,167           $7.36
                              --------------  ---------------------  --------------  --------------  --------------

                                3,571,624             7.47               $5.52         2,992,791           $5.75

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                       1999       1998      1997
                                       ----       ----      ----
    Expected life (years)               5           5         5
    Interest rate                       6%          6%        6%
    Volatility                        102%        102%       32%
    Dividend yield                     -           -          -


       The Company has adopted the pro forma disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the options issued under the Plan. Had compensation cost for the Company's Plan been determined under SFAS No. 123, the Company's net loss and loss per share would approximate the pro forma amounts presented below:

                                                  1999       1998       1997
                                               ---------  ---------  --------
 Net loss attributable to common shareholders:
         As reported                           $ (5,782)  $(17,952)  $(14,162)
         Pro forma                             $(10,009)  $(19,332)  $(15,510)
 Net loss per share - basic and diluted:
         As reported                           $   (.38)  $  (1.23)  $  (1.02)
         Pro forma                             $   (.66)  $  (1.32)  $  (1.12)

       All outstanding options, except for 300,000, were non-qualified options. In 1999 and 1998, the Company recognized $2,000,000 and $227,000, respectively, of expense related to its issuance of stock options and warrants to certain non-employee consultants to the Company.

Insight Stock Option Plan
-------------------------

       In addition to the Company Plan described above, in July 1999, the Company adopted a Stock Incentive Plan for Insight (the "Insight Plan"), its 66.7% owned subsidiary. The Insight Plan reserves 5 million shares of common stock of Insight for grant and has terms similar to that of the Company's Plan. Through December 31, 1999, 1,025,000 options have been granted under the Insight Plan, all at an exercise price of $1.00 per share, the fair value as estimated by management at the date of grant.

Stock Purchase Warrants
-----------------------

       In December 1999, the Company issued 2,500,000 warrants to MY2000, LLC, an entity acting as an independent advisor to the Company in connection with its new Internet business and strategy, to purchase 2,500,000 shares of the Company's Common Stock at a price of $2.00 per share, the fair value of the Company's common stock at the date of grant. The Company, in 1999, recognized approximately $2,000,000 in expense representing the fair value of the warrants granted. A principal of MY2000, LLC., is also an executive of the entity the Company has retained and paid, in cash and stock, to develop its business to business website and related strategy (Note 1). Subsequent to year end, the Company entered into another agreement whereby if MY2000, LLC exercises all of the December 1999 warrants within a specified period of time, the Company will grant MY2000, LLC an additional 2,500,000 warrants at an exercise price of $10.875 per share. As of March 29, 2000, 1,000,000 of these warrants were exercised.

NOTE 17 - 401(K) EMPLOYEE SAVINGS PLANS:

       On December 28, 1994, Sterling Vision, Inc., Sterling Vision of California, Inc. and VisionCare of California, each approved and adopted, effective January 1, 1995, a 401(k) Employee Savings Plan (the "401(k) Plan") to provide all qualified employees of these entities with retirement benefits. Presently, the administrative costs of each 401(k) Plan are paid by the Plan and each entity does not provide any matching contributions to any participants in any of the 401(k) Plans.

NOTE 18 - SEGMENT INFORMATION:

       The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Segment information is presented below.

       For the year ended December 31, 1999, the Company's operations were classified into three principal industry segments:

       RETAIL OPTICAL: The retail optical segment, whereby the Company owns and operates, as well as franchises a retail chain of optical stores which offer eyecare products and services such as prescription and non-prescription eyeglasses, eyeglass frames, ophthalmic lenses, contact lenses, sunglasses and a broad range of ancillary items.

       LASER SURGERY: The laser surgery segment, whereby the Company owns and administers the operation of laser surgery centers and provides access thereto, for a fee, to affiliated ophthalmologists that utilize Insight's excimer lasers in offering various laser vision correction procedures (i.e., myopia, hyperopia and astigmatisms).

       AMBULATORY SURGERY CENTER: The Ambulatory Surgery Center segment, whereby the Company owns substantially all of the tangible assets of a full-service ambulatory surgery center located in Garden City, New York and renders administrative and consulting services to the licensee thereof.

       Summarized financial information concerning the industry segments and geographic areas in which the Company operated at December 31, 1999, 1998 and 1997 and for each of the years then ended is shown in the following tables (in thousands):

                         OPERATIONS BY INDUSTRY SEGMENT

                                                        Ambulatory
                                   Retail      Laser     Surgery
                                  Optical     Surgery      Center    Total
                                 --------     -------   --------    -------
1999

Sales                             $17,602      $4,660    $   780    $23,042
Franchise related and other        11,979        -          -        11,979
                                 --------     -------   --------    -------

Total Revenues                     29,581       4,660        780     35,021
Operating Profit (Loss)              (272)      1,641        233      1,602
Identifiable Assets                28,483       2,442        162     31,087
Capital Expenditures                1,085         418       -         1,503
Depreciation and Amortization       1,654         718        118      2,490

1998

Sales                             $20,618      $1,964    $   581    $23,163
Franchise related and other        11,964        -          -        11,964
                                 --------     -------  ---------    -------

Total Revenues                     32,582       1,964        581     35,127
Operating Profit (Loss)            (1,853)        878        213       (762)
Identifiable Assets                29,360       2,973      2,161     34,494
Capital Expenditures                  587          20        184        791
Depreciation and Amortization       2,075         847         78      3,000

1997

Sales                             $21,603      $  799    $  -       $22,402
Franchise related and other        13,590        -          -        13,590
                                 --------     -------  ---------    -------

Total Revenues                     35,193         799       -        35,992
Operating Profit (Loss)            (1,657)        790       -          (867)
Identifiable Assets                41,734       4,109       -        45,843
Capital Expenditures                1,916          76       -         1,992
Depreciation and Amortization       1,551         759       -         2,310

       There were no intersegment sales for the years ended December 31, 1999, 1998 and 1997. No single customer represented more than ten percent of consolidated revenues for the years ended December 31, 1999, 1998 and 1997.


NOTE 19 - RETAIL  OUTLET  COMPOSITION (UNAUDITED):

       In February 2000, the Company, subject to shareholder approval, amended its Certificate of Incorporation so that the holders of the Company's Senior Convertible Preferred Stock have the right to vote, as a single class with the Common Stock, on an as-converted basis, on all matters on which the holders of the Company's Common Stock are entitled to vote.

       The number of Company-owned and franchised stores were as follows:

                                                           As of December 31,
                                                       ------------------------
                                                          1999    1998    1997
                                                          ----    ----    ----
    Company-owned                                           30      35      50
    Company-owned stores being managed by franchisees        6       6       0
    Franchised                                             213     239     257
    Franchise owned stores being managed by Company          5      12       6
                                                          ----    ----   -----
                                                           254     292     313
                                                          ====    ====   =====

       The Company has the right to reacquire a franchised store upon the occurrence of default under the applicable franchise agreement. The Company reacquired the assets of 7, 4 and 4 franchised stores in 1999, 1998 and 1997, respectively. Losses of approximately $0, $132,000 and $453,000 were recognized in 1999, 1998 and 1997, respectively, on these reacquired stores, due to the write-off of accounts receivable from the related franchisees.


NOTE 20 - SUBSEQUENT EVENTS (Unaudited):

       During the first quarter 2000, the Company reduced the debt to Broadway Partners by $590,000. The remaining debt to Broadway Partners is $1,500,000.

       In the first quarter 2000, the Company notified STI of its intent to satisfy and discharge, in full, its loan from STI; and the Company expects the use of approximately $2,900,000 of the proceeds generated subsequent to year end, which is the approximate amount necessary to pay off this loan, for such purpose.

       In the first quarter 2000, Broadway Partners accepted, from the Company, its offer of $550,000, to pay off the Benson Debenture.

       During the first quarter 2000, certain holders of the Company's Senior Convertible Preferred Stock exercised their right to convert an aggregate of $1,851,250 stated value of Senior Convertible Preferred Stock, into an aggregate of 2,468,334 shares of the

Company's Common Stock.

       On February 25, 2000 certain of the holders of the Company's warrants, issued in 1997, exercised their right to acquire an aggregate of 150,000 shares of the Company's Common Stock. In addition, on February 26, 2000, approximately 130,000 of such warrants expired.

       In December 1999, the Company issued to MY2000, LLC (the "Holder") an aggregate 2,500,000 warrants in exchange for such Holder's oral agreement to render advisory services to the Company's Board of Directors with respect to its new Internet business and strategy. On February 29, 2000, the Company agreed that in the event the Holder should exercise its right to purchase all 2,500,000 shares of the Company's Common Stock covered by the original warrant within a maximum period of thirty (30) days from the date thereof, the Company would issue to the Holder an additional warrant to purchase an additional 2,500,000 shares of the Company's Common Stock at an exercise price of $10.875. As of March 17, 2000, 1,000,000 of the December 1999 warrants were exercised. On March 29, 2000, the Company extended the thirty day period to sixty days.

       In December 1999, the Company paid an entity a non-refundable fee of $1,000,000 and entered into an agreement for the development of the Company's business to business website and related strategy. This agreement provided for, among other things, the issuance by the Company of 1,000,000 shares of its common stock to the entity, upon the completion of certain events between the Company and the entity. This occurred and the Company issued such shares in March 2000.

       During the first quarter 2000, the Company completed a Private Placement pursuant to which it sold an aggregate of 1,697,570 units (the "Units"), each Unit consisting of one (1) share of the Company's Series B Convertible Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"), and one (1) warrant (the "Warrant) to purchase one-half (1/2) of one share of Series B Preferred Stock at an exercise price per one-half share equal to the greater of $7.00 or $.10 above the average, composite closing prices of the shares of the Company's Common Stock, par value $.01 per share (the "Common Stock"), as reported on the Nasdaq National Market System ("Nasdaq-NMS") during the five (5) trading days immediately preceding the first issuance of such Warrants ($7.5875), exercisable from and after the expiration of the six (6) month period following the date of the issuance thereof, for a period of five (5) years from such date of issuance

       Each share of Series B Preferred Stock will automatically be converted into two shares of the Company's Common Stock upon the Company's filing of an amendment to its certificate of incorporation (the "Amendment") increasing its authorized Common Stock to 50,000,000 shares, which is subject to the Company's receipt of the approval of a majority of its shareholders (the "Requisite Shareholder Approval"), such approval to be sought by the Company at a Special Meeting of Shareholders (the "Special Meeting") expected to be held on or about April 17, 2000; prior to the date of filing of the amendment, the Series B Preferred Stock will not be convertible into Common Stock. Each Warrant will initially be exercisable for one-half share of Series B Preferred Stock; however, upon the automatic conversion of the Series B Preferred Stock into Common Stock (assuming the Company's receipt of the Requisite Shareholder Approval), the Warrant (to the extent not previously exercised) will become exercisable, at the same exercise price, for one whole share of Common Stock.

       The Private Placement resulted in approximately $10,600,000 of net proceeds being paid to the Company, which proceeds will be used by the Company in connection with its new Internet business.

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

Item 10.  Directors and Executive Officers of the Registrant

       The information required by this Item regarding Directors, Executive Officers, Promoters and Control Persons is set forth in Part I of this Report under the heading "Executive Officers of the Registrant". The additional information required by this Item will be set forth in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 11.  Executive Compensation

       The information required by this Item will be set forth in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference, including the Stock Price Performance Graph and the Compensation Committee Report on Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

       The information required by this Item will be set forth in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

       The information required by this Item will be set forth in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

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

Cohen Fashion Optical

       Drs. Robert and Alan Cohen are officers and directors of Cohen Fashion Optical, Inc. ("CFO") and Real Optical Purchasing Corp. ("REAL"). CFO, which has been in existence since 1978, owns a chain of company-operated and franchised retail optical stores doing business under the name "Cohen's Fashion Optical." As of April 15, 1999, CFO had 66 franchised stores and 26 company-owned stores (including one store operated by an affiliate of CFO); and REAL, which has been in existence since 1984, had five company-owned stores. In addition, CFO also licenses to retail optical stores the right to operate under the name "Cohen's Kids Optical" or "Ultimate Spectacle." As of April 15, 1999, there were 3 Ultimate Spectacle stores located in the State of New York and one Cohen's Kids Optical store located in the State of Florida. CFO and REAL stores are similar to the Company's retail optical stores. CFO has been offering franchises since 1979 and currently has retail optical stores in the states of Connecticut, Florida, New Hampshire, Massachusetts, New Jersey and New York. In the future, Cohen's Fashion Optical, Cohen's Kids Optical or Ultimate Spectacle stores may be located in additional states. As of April 15, 1999, approximately 25 CFO stores were located in the same shopping center or mall as, or in close proximity to, the Company's retail optical stores. It is possible that one or more additional Cohen's Fashion Optical stores, Cohen's Kids Optical stores or Ultimate Spectacle stores may, in the future, be located near one or more of the Company's retail optical stores, thereby competing directly with such of the Company's stores. In addition, the Company's stores and certain of CFO's stores jointly participate, as providers, under certain third party benefit plans obtained by either Sterling or CFO, which arrangement is anticipated to continue in the future.

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

Agreements and Transactions Between the Company and the Cohen Family

       During the calendar year ended December 31, 1999, certain of CFO's employees rendered certain real estate and construction supervisory services to the Company in exchange for a fee paid by the Company. In addition, during the calendar year ended December 31, 1999, CFO purchased products fabricated from the Company's poster reproduction system. The Company believes that the terms of these transactions were as favorable to the Company as could have been obtained from an unrelated party.

       An entity owned by Drs. Robert, Alan and Edward Cohen is the lessee of an office building located in East Meadow, New York. In April, 1996, the Company relocated all of its corporate offices to this building and initially subleased approximately 22,000 square feet (approximately 60% of the building), on a "net lease" basis, for a term of ten years at an aggregate base rental (in addition to a pro rata share of the building's real estate taxes and costs of operations) of $221,796 for the first three years, which amount increases gradually over the remainder of the term of the sublease. In February, 1998, the Company and such entity voluntarily agreed to reduce such space by approximately 2,500 square feet and, in connection therewith, agreed on a pro-rata reduction of such occupancy costs. The balance of the space not utilized by the Company is subleased to CFO, an investment banking firm owned, in part, by Dr. Robert Cohen's son-in-law, and two unrelated third parties. The Company believes that the Company's rent with respect to such space is equal to the fair market rental value of such space. Such transaction was approved by the Independent Committee on February 23, 1996.

       In November, 1998, Broadway Partners ("Broadway"), a New York partnership owned by certain of Dr. Robert and Alan Cohen's children, accepted an offer to purchase, from the holder thereof, the Company's Non-Negotiable Subordinated Convertible Debentures issued in connection with its acquisition of substantially all of the retail optical assets of Benson Optical Co., Inc. and its affiliates, for the approximate sum of $203,000.00 (see Note 19).

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)The following documents are filed as a part of this Report:

1.  Financial Statements.

      Consolidated Balance Sheets as of December 31, 1999 and 1998

      Consolidated Statements of Income for the Years Ended December 31, 1999 1998 and 1997

      Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1999, 1998 and 1997

      Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

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
           Center to be located at 725 Fifth Avenue, New York, New York (incorporated by reference to Exhibit 10.52 to the Company's
           Annual Report on Form 10K/A for the calendar year ended December 31, 1995, File No.1-14128).

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

10.57  -   Employment Agreement, dated March 29, 1996, between Sterling Vision, Inc., Insight Laser Centers, Inc. and Dr. Francis A.
           L'Esperance, Jr., M.D. (Incorporated by reference to Exhibit 10.57 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended March 31, 1996, File No. 1-14128).

10.58  -   Laser Access Agreement, dated March 28, 1996, between Insight Laser Centers, Inc. and Nassau Ophthalmic Services, P.C.
           (incorporated by reference to Exhibit 10.58 to the Company's Quarterly Report on Form 10-Q for the quarter ended
           March 31, 1996, File No. 1-14128).

10.59  -   Assignment and Assumption of Lease Agreement ("VCA" Company Store Leases"), dated June 7, 1996, between VCA and certain of its affiliates and DKM (incorporated by reference to Exhibit 10.59 to the Company's Quarterly Report on Form 10-Q for
           the quarter ended June 30, 1996, File No. 1-14128).

10.60  -   Assignment and Assumption of Lease Agreement ("VCA" Company Store Leases"), as amended by a Letter Agreement, dated June
           10, 1996, between VCA and certain of its affiliates and DKM (incorporated by reference by to Exhibit 10.60 to the
           Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File No. 1-14128).

10.61  -   Assignment and Assumption of Lease Agreement ("VCA Franchised Store Leases") as amended by a Letter Agreement, dated July
           11, 1996 (incorporated by reference to Exhibit 10.61 to the Company's Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1996, File No. 1-14128).


10.62  -   Assignment, dated June 19, 1996, by Bank One Kentucky, N.A. (Assignor") to DKM, all of Assignor's right, title and interest in and to that certain Revolving Credit Loan Agreement and Security Agreement, dated January 10, 1992, between the Assignor and Duling Optical Corporation, et. al. (incorporated by reference to Exhibit 10.62 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File No. 1-14128).

10.63  -   First Amendment to the Company's 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.63 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File No. 1-14128).

10.64  -   Purchase and Sale Agreement, dated September 30, 1996, between Eye Site (Ontario) Ltd. And the Company (incorporated by reference to Exhibit 10.64 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 , File
           No. 1-14128).

10.65  -   Master Franchise Agreement, dated September 30, 1996, between Eye Site, Inc., and Eye Site (Ontario) Ltd. and the Company
           (incorporated by reference to Exhibit 10.65 to the Company's Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1996, File No. 1-14128).

10.66  -   Form of Promissory Notes, dated November 29, 1996, between the Company and each of Drs. Edward, Robert and Alan Cohen.
           (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1996).

10.67  -   Ninth Amendment, dated November 29, 1996, to the Credit Agreement between the Company and Chase Manhattan Bank.
           (incorporated by reference to the Company's Current Report on Form 8-K, dated November 29, 1996).

10.68  -   Tenth Amendment and Waiver, dated February 26, 1997, to the Credit Agreement between the Company and Chase Manhattan
           Bank. (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1996).

10.69  -   Form of Convertible Debentures and Warrants Subscription Agreement, dated February 26, 1997 (incorporated by reference to
           Exhibit 4.1 to the Company's Current Report on Form 8-K, dated February 26, 1997).

16.1   -   Letter, dated March 4, 1996, from Janover Rubinroit LLC, the former independent certified public accountant for the
           Company (incorporated by reference to Exhibit 16 to the Company's Current Report on Form 8-K dated March 7, 1996).

10.70  -   Eleventh Amendment and Waiver, dated April 1, 1997, to the Credit Agreement between the Company and Chase Manhattan Bank
           (incorporated by reference to Exhibit 10.70 to the Company's Current Report on Form 8-K, dated April 7, 1997).

10.71  -   Agreement and Plan of Reorganization, dated February 19, 1997, as amended, among the Company and Messrs., David, Alan and
           Sidney Singer (incorporated by reference to Exhibit 10.71 to the Company's Current Report on Form 8-K, dated April 7,
           1997).

10.72  -   Loan Agreement, dated June 30, 1997, between the Company and STI Credit Corporation (incorporated by reference to Exhibit
           10.72 to the Company's Current Report on Form 8-K, dated June 30, 1997).

10.73  -   Letter Agreement, dated July 2, 1997, among the Company and Messrs. Sidney, Alan and David Singer (incorporated by referenced to Exhibit 10.73 to the Company's Current Report on Form 8-K, dated June 30, 1997).

10.74  -   Form of Non-Negotiable Judgment Note, dated July 1, 1997, among the Company and Messrs. Sidney, Alan and David Singer
           (incorporated by reference to Exhibit 10.74 to the Company's Current Report on Form 8-K, dated June 30, 1997).

10.75  -   First Amendment to Loan Agreement, dated October 9, 1997, between the Company and STI Credit Corporation (Incorporated by
           reference to Exhibit 10.75 to the Company's Current Report on Form 8-K, dated September 30, 1997).

10.76  -   Stock Option Recission Letters, dated August 13, 1997, from each of Drs. Robert, Alan and Edward Cohen and Mr. Jay
           Fabrikant (Incorporated by reference to Exhibit 10.76 to the Company's Current Report on Form 10-Q, dated September 30,
           1997).

10.77  -   Waiver, dated April 14, 1998, to the Company's Loan Agreement, dated June 30, 1997, as previously amended on October 9,
           1997.

10.78  -   Exchange Agreement, dated April 14, 1998, between the Registrant and the Original Holders of the Registrant's Convertible
           Debentures Due February 17, 1999 (Incorporated by reference to Exhibit 10.78 to the Company's Current Form on 8-K, dated
           April 14, 1998).


10.79  -   Contract of Sale, dated May 6, 1998, between Insight Laser Centers N.Y.I, Inc. and Nassau Center for Ambulatory Surgery,
           Inc. (Incorporated by reference to Exhibit 10.79 to the Company's Current Report on Form 8-K, dated May 6, 1998).

10.80  -   Contract of Sale, dated May 6, 1998, between Insight AmSurg Centers, Inc. and Nassau Center for Ambulatory Surgery, Inc.
           (Incorporated by reference to Exhibit 10.80 to the Company's Current Report on Form 8-K, dated May 6, 1998).

10.81  -   Settlement Agreement, dated July 31, 1998, between the Registrant, Singer Specs, Inc. and Messrs. Sidney, Alan and David
           Singer (Incorporated by reference to Exhibit 10.83 to the Company's Current Report on Form 8-K, dated July 31, 1998).

10.82  -   Employment Agreement, dated as of March 2, 1998, between the Company and William J. Young (Incorporated by reference to
           Exhibit 10.82 of the Company's Quarterly Report on Form 10K/A for the Quarter Ended March 31, 1998).

10.83  -   Letter from Deloitte & Touche LLP, dated May 12, 1998, in response to the Company's Current Report on Form 8-K, dated May
           1, 1998 (Incorporated by reference to Exhibit 16 to the Company's Current Report on Form 8-K/A, dated May 13, 1998).

10.84  -   First Amendment to Convertible Preferred Stock and Warrants Subscription Agreement, dated January 4, 1999 (Incorporated by reference to Exhibit 10.78 to the Company's Current Report on Form 8-K, dated January 4, 1999).

10.85  -   Second Amendment to Convertible Preferred Stock and Warrants Subscription Agreement, dated March 4, 1999 (Incorporated by reference to Exhibit 10.79 to the Company's Current Report on Form 8-K, dated March 4, 1999).

10.86  -   Waiver, dated April 13, 1999, to the Registrant's Loan Agreement with STI Credit Corp., dated June 30, 1997, as previously amended on October 9, 1997 and April 14, 1998 (Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1998).

10.87  -   Employment Agreement, dated as of August 20, 1999, between Insight Laser Center, Inc. and Robert Greenberg (Incorporated
           by reference to Exhibit 10.79 to the Company's Current Report on Form 8-K, dated August 20, 1999).



10.88  -   Employment Agreement, dated as of August 20,1999, between Insight Laser Centers, Inc. and Kim Greenberg (Incorporated by
           reference to Exhibit 10.88 to the Company's Current Report on Form 8-K, dated August 20, 1999).

10.89  -   Press Release, dated December 7, 1999 (Incorporated by reference to Exhibit 10.89 to the Company's Current Report on Form
           8-K, dated December 7, 1999).

10.90  -   Third Amendment to Convertible Preferred Stock and Warrants Subscription Agreement, dated December 7, 1999 (Incorporated by reference to Exhibit 10.90 to the Company's Current Report on Form 8-K, dated December 7, 1999).

10.91  -   Form of Engagement Letter, dated December 16, 1999, between the Company and Rare Medium, Inc. (Incorporated by reference to Exhibit 10.91 to the Company's Current Report on Form 8-K/A, dated December 16, 1999).

10.92  -   Press Release, dated December 17, 1999 (Incorporated by reference to Exhibit 10.92 to the Company's Current Report on
           Form 8-K/A, dated December 16, 1999).

10.93  -   Form of Warrant, dated December 16, 1999, in favor of MY2000, LLC (Incorporated by reference to Exhibit 10.93 to the
           Company's Current Report on Form 8-K/A, dated December 16, 1999).

10.94  -   Form of Certificate of Amendment of the Certificate of Incorporation of the Company, dated February 8, 2000 (Incorporated by reference to Exhibit 10.94 to the Company's Current Report on Form 8-K, dated February 8, 2000).

10.95  -   Press Release, dated February 15, 2000, with respect to the Agreement entered into with RMI (Incorporated by reference to
           Exhibit 10.95 to the Company's Current Report on Form 8-K, dated February 8, 2000).

10.96  -   Form of Certificate of Amendment of the Certificate of Incorporation of the Company, dated February 4, 2000 (Incorporated by reference to Exhibit 10.96 to the Company's Current Report on Form 8-K, dated February 8, 2000).

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

     18)   On August 20, 1999, the Registrant filed a Report on Form 8-K with respect to a series of transactions between Insight
           Laser Centers, Inc., and RBG Consulting, Ltd. and its principal shareholders.

     19)   On December 13, 1999, the Registrant filed a Report on Form 8-K with respect to the Press Release regarding the Amendment to its Convertible Preferred Stock and Warrants Subscription Agreement.

     20)   On December 23, 1999, the Registrant filed a Report on Form 8-K with respect to: (i) the Form of Engagement Letter, dated
           December 16, 1999, between the Registrant and Rare Medium, Inc.; (ii) Press Release, dated December 17, 1999; and (iii)
           Form of Warrant, dated December 16, 1999, in favor of MY2000, LLC.

     (21)  On January 10, 2000, the Registrant filed a Report on Form 8-K/A with respect to: (i) the Form of Engagement Letter, dated December 16, 1999, between the Registrant and Rare Medium, Inc.; (ii) Press Release, dated December 17, 1999; and
          (iii) Form of Warrant, dated December 16, 1999, in favor of MY2000, LLC.

     (22)  On February 18, 2000, the Registrant filed a Report on Form 8-K with respect to: (i) Form of Certificate of Amendment of the Certificate of Incorporation of the Registrant, dated February 8, 2000; (ii) Press Release, dated February 15, 2000, with respect to the Agreement entered into with RMI; and (iii) Form of Certificate of Amendment of the Certificate of
           Incorporation of the Registrant, dated February 4, 2000.

     (23)  On March 7, 2000, the Registrant  filed a Report on Form 8-K with respect to:(i) the Private  Placement of Securities;
           and (ii) Internet Initiatives.


SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               STERLING VISION, INC.

                               By: /s/ Alan Cohen
                               ---------------------
                                   Alan Cohen,
                                   President and Chief Executive
                                     Officer

                               Date:  March 30, 2000

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                           Title                               Date
---------                           -----                               ----

/s/ Robert Cohen                    Chairman of the Board               March 30, 2000
------------------------
Robert Cohen                        of Directors

/s/ Alan Cohen                      Vice Chairman of the Board,         March 30, 2000
------------------------
Alan Cohen                          President and Chief Executive
                                    Officer

/s/ William J. Young                Chief Financial Officer             March 30, 2000
------------------------
William J. Young

/s/ Joel Gold                       Director                            March 30, 2000
------------------------
Joel Gold

/s/ Edward Celano                   Director                            March 30, 2000
------------------------
Edward Celano