Form 10-K/A
period 1999-12-31
STERLING VISION INC
filed 2000-04-06
CIK 1002554

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

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

    Prefatory Note to Amendment No. 1 on Form 10-K/A of Sterling Vision, Inc.


       This Amendment No. 1 on Form 10-K/A for the year ended December 31, 1999 is being filed to include Exhibits 23.01 and 23.02, the Consents of each Arthur Andersen LLP and Deloitte & Touche LLP, which were inadvertently omitted from the Form 10-K, as initially filed by Sterling Vision, Inc.

                                  EXHIBIT INDEX
                                  -------------


Exhibit
Number
--------
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
           Corp. and


--------
* Constitutes a management contract or compensatory plan or arrangement.



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
           Polan (incorporated by


--------
* Constitutes a management contract or compensatory plan or arrangement.


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

10.66  -   Form of Promissory Notes, dated November 29, 1996, between the Company and each of Drs. Edward, Robert and Alan Cohen.
           (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1996).

10.67  -   Ninth Amendment, dated November 29, 1996, to the Credit Agreement between the Company and Chase Manhattan Bank.
           (incorporated by reference to the Company's Current Report on Form 8-K, dated November 29, 1996).

10.68  -   Tenth Amendment and Waiver, dated February 26, 1997, to the Credit Agreement between the Company and Chase Manhattan
           Bank. (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1996).

10.69  -   Form of Convertible Debentures and Warrants Subscription Agreement, dated February 26, 1997 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated February 26, 1997).

16.1   -   Letter, dated March 4, 1996, from Janover Rubinroit LLC, the former independent certified public accountant for the
           Company (incorporated by reference to Exhibit 16 to the Company's Current Report on Form 8-K dated March 7, 1996).

10.70  -   Eleventh Amendment and Waiver, dated April 1, 1997, to the Credit Agreement between the Company and Chase Manhattan
           Bank (incorporated by reference to Exhibit 10.70 to the Company's Current Report on Form 8-K, dated April 7, 1997).

10.71  -   Agreement and Plan of Reorganization, dated February 19, 1997, as amended, among the Company and Messrs., David, Alan and Sidney Singer (incorporated by reference to Exhibit 10.71 to the Company's Current Report on Form 8-K, dated April
           7, 1997).

10.72  -   Loan Agreement, dated June 30, 1997, between the Company and STI Credit Corporation (incorporated by reference to
           Exhibit 10.72 to the Company's Current Report on Form 8-K, dated June 30, 1997).

10.73  -   Letter Agreement, dated July 2, 1997, among the Company and Messrs. Sidney, Alan and David Singer (incorporated by referenced to Exhibit 10.73 to the Company's Current Report on Form 8-K, dated June 30, 1997).

10.74  -   Form of Non-Negotiable Judgment Note, dated July 1, 1997, among the Company and Messrs. Sidney, Alan and David Singer
           (incorporated by reference to Exhibit 10.74 to the Company's Current Report on Form 8-K, dated June 30, 1997).

10.75  -   First Amendment to Loan Agreement, dated October 9, 1997, between the Company and STI Credit Corporation (Incorporated by reference to Exhibit 10.75 to the Company's Current Report on Form 8-K, dated September 30, 1997).

10.76  -   Stock Option Recission Letters, dated August 13, 1997, from each of Drs. Robert, Alan and Edward Cohen and Mr. Jay
           Fabrikant (Incorporated by reference to Exhibit 10.76 to the Company's Current Report on Form 10-Q, dated September 30,
           1997).

10.77  -   Waiver, dated April 14, 1998, to the Company's Loan Agreement, dated June 30, 1997, as previously amended on October
           9, 1997.

10.78  -   Exchange Agreement, dated April 14, 1998, between the Registrant and the Original Holders of the Registrant's
           Convertible Debentures Due February 17, 1999 (Incorporated by reference to Exhibit 10.78 to the Company's Current Form on 8-K, dated April 14, 1998).

10.79  -   Contract of Sale, dated May 6, 1998, between Insight Laser Centers N.Y.I, Inc. and Nassau Center for Ambulatory
           Surgery, Inc. (Incorporated by reference to Exhibit 10.79 to the Company's Current Report on Form 8-K, dated May 6,
           1998).

10.80  -   Contract of Sale, dated May 6, 1998, between Insight AmSurg Centers, Inc. and Nassau Center for Ambulatory Surgery,
           Inc. (Incorporated by reference to Exhibit 10.80 to the Company's Current Report on Form 8-K, dated May 6, 1998).

10.81  -   Settlement Agreement, dated July 31, 1998, between the Registrant, Singer Specs, Inc. and Messrs. Sidney, Alan and
           David Singer (Incorporated by reference to Exhibit 10.83 to the Company's Current Report on Form 8-K, dated July 31,
           1998).


10.82  -   Employment Agreement, dated as of March 2, 1998, between the Company and William J. Young (Incorporated by reference to Exhibit 10.82 of the Company's Quarterly Report on Form 10K/A for the Quarter Ended March 31, 1998).

10.83  -   Letter from Deloitte & Touche LLP, dated May 12, 1998, in response to the Company's Current Report on Form 8-K, dated
           May 1, 1998 (Incorporated by reference to Exhibit 16 to the Company's Current Report on Form 8-K/A, dated May 13, 1998).

10.84  -   First Amendment to Convertible Preferred Stock and Warrants Subscription Agreement, dated January 4, 1999
           (Incorporated by reference to Exhibit 10.78 to the Company's Current Report on Form 8-K, dated January 4, 1999).

10.85  -   Second Amendment to Convertible Preferred Stock and Warrants Subscription Agreement, dated March 4, 1999 (Incorporated by reference to Exhibit 10.79 to the Company's Current Report on Form 8-K, dated March 4, 1999).

10.86  -   Waiver, dated April 13, 1999, to the Registrant's Loan Agreement with STI Credit Corp., dated June 30, 1997, as previously amended on October 9, 1997 and April 14, 1998 (Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1998).

10.87  -   Employment Agreement, dated as of August 20, 1999, between Insight Laser Center, Inc. and Robert Greenberg
           (Incorporated by reference to Exhibit 10.79 to the Company's Current Report on Form 8-K, dated August 20, 1999).

10.88  -   Employment Agreement, dated as of August 20,1999, between Insight Laser Centers, Inc. and Kim Greenberg (Incorporated
           by reference to Exhibit 10.88 to the Company's Current Report on Form 8-K, dated August 20, 1999).

10.89  -   Press Release, dated December 7, 1999 (Incorporated by reference to Exhibit 10.89 to the Company's Current Report on
           Form 8-K, dated December 7, 1999).

10.90  -   Third Amendment to Convertible Preferred Stock and Warrants Subscription Agreement, dated December 7, 1999
           (Incorporated by reference to Exhibit 10.90 to the Company's Current Report on Form 8-K, dated December 7, 1999).

10.91  -   Form of Engagement Letter, dated December 16, 1999, between the Company and Rare Medium, Inc. (Incorporated by reference to Exhibit 10.91 to the Company's Current Report on Form 8-K/A, dated December 16, 1999).

10.92  -   Press Release, dated December 17, 1999 (Incorporated by reference to Exhibit 10.92 to the Company's Current Report on
           Form 8-K/A, dated December 16, 1999).

10.93  -   Form of Warrant, dated December 16, 1999, in favor of MY2000, LLC (Incorporated by reference to Exhibit 10.93 to the
           Company's Current Report on Form 8-K/A, dated December 16, 1999).

10.94  -   Form of Certificate of Amendment of the Certificate of Incorporation of the Company, dated February 8, 2000
           (Incorporated by reference to Exhibit 10.94 to the Company's Current Report on Form 8-K, dated February 8, 2000).

10.95  -   Press Release, dated February 15, 2000, with respect to the Agreement entered into with RMI (Incorporated by reference to Exhibit 10.95 to the Company's Current Report on Form 8-K, dated February 8, 2000).

10.96  -   Form of Certificate of Amendment of the Certificate of Incorporation of the Company, dated February 4, 2000
           (Incorporated by reference to Exhibit 10.96 to the Company's Current Report on Form 8-K, dated February 8, 2000).

21     -   List of Subsidiaries.

23.01  -   Consent of Arthur Andersen, LLP to the incorporation, by reference, of the Company's Consolidated Financial Statements
           into certain Registration Statements previously filed by the Company with the SEC.

23.02  -   Consent of Deloitte & Touche, LLP to the incorporation, by reference, of the Company's Consolidated Financial Statements
           into certain Registration Statements previously filed by the Company with the SEC.

27     -   Financial Data Schedule.



SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  STERLING VISION, INC.


                                  By:    /s/ Alan Cohen
                                  ----------------------------------------------
                                             Alan Cohen,
                                             President and Chief Executive
                                             Officer

                                  Date:  April 6, 2000

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                    Title                              Date
---------                    -----                              ----

/s/ Alan Cohen               Vice Chairman of the Board,        April 6, 2000
-------------------------    President and Chief Executive
Alan Cohen                   Officer

/s/ William J. Young         Chief Financial Officer            April 6, 2000
-------------------------
William J. Young