Form 10-Q
period 2000-03-31
EMERGING VISION INC
filed 2000-05-19
CIK 1002554

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              FORM 10-Q(Mark one)

    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

                                       OR

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________

            Commission file number: 1-14128

                              EMERGING VISION, INC.
             (Exact name of Registrant as specified in its Charter)

                     New York                         11-3096941
                     --------                         ----------
            (State of Incorporation)                 (IRS Employer
                                                   Identification No.)

                               44 West 18th Street
                            New York, New York 10011
                            ------------------------
          (Address of Principal Executive Offices, including Zip Code)

                                 (646) 638-9696
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

                  (formerly known as Sterling Vision, Inc.)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X             No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    There were 25,558,564 shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of May 5, 2000.

Item 1.  Financial Statements

      EMERGING VISION, INC. (f/k/a STERLING VISION, INC.) AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars In Thousands)

                                                                        March 31,       December 31,
                                                                           2000            1999
                                                                       ------------     ------------
ASSETS                                                                 (Unaudited)
Current Assets:
      Cash and cash equivalents                                        $     13,966        $     108
      Franchise receivables - net of allowance for doubtful
            accounts of $2,627 and $2,443, respectively                       2,718            2,643
      Other receivables                                                         956              935
      Franchise and other notes receivable                                    2,618            2,670
      Inventories                                                             1,880            1,995
      Due from related parties                                                  101              129
      Prepaid expenses and other current assets                               7,514              223
                                                                       ------------     ------------
            Total Current Assets                                             29,753            8,703

Property and equipment, net                                                   5,164            5,248
Franchise and other notes receivable - net of allowance for
doubtful accounts of $400                                                    10,377           10,626
Intangible assets, net                                                        3,892            4,014
Restricted cash                                                                 139              124
Other noncurrent assets                                                       3,776            2,372
                                                                       ------------     ------------
            Total Assets                                               $     53,101        $  31,087
                                                                       ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Current portion of long-term debt                                $      4,948      $     6,637
      Accounts payable and accrued liabilities                                4,126            6,512
      Accrual for store closings                                                 82              349
      Franchise related obligations                                             875              852
                                                                       ------------     ------------
            Total Current Liabilities                                        10,031           14,350

Long-term debt                                                                1,327            1,789
Deferred franchise income                                                        67               70
Excess of fair value of assets acquired over cost                               578              665
Minority interest                                                                67               52
Commitments and contingencies (Note 4)

Shareholders' Equity:
      Preferred Stock, $.01 par value per share; authorized
         5,000,000 shares
            Senior Convertible Preferred Stock, $.01 par value;
                  $100,000 liquidation preference per share;
                  3 and 21 shares issued and outstanding,
                  respectively                                                  287            2,417
            Series B Convertible Preferred Stock, $.01 par value;
                  $7.00 liquidation preference per share;
                  1,677,570 and -0- shares issued and
                  outstanding, respectively                                   7,495                -
            Common stock, $.01 par value; authorized 28,000,000
                  shares; 22,203,424 and 16,676,630
                  shares issued and outstanding, respectively                   222              167
      Additional paid-in capital                                            107,650           55,023
      Accumulated deficit                                                   (74,623)         (43,446)
                                                                       ------------     ------------
            Total Shareholders' Equity                                       41,031           14,161
                                                                       ------------     ------------

            Total Liabilities and Shareholders' Equity                 $     53,101     $     31,087
                                                                       ============     ============


    See accompanying notes to Consolidated Condensed Financial Statements.

      EMERGING VISION, INC. (f/k/a STERLING VISION, INC.) AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                                        For the Three Months Ended
                                                                                 March 31,
                                                                           2000             1999
                                                                       ------------     ------------

Systemwide sales                                                       $     36,542     $     37,271
                                                                       ============     ============
Revenues:
      Net sales                                                        $      4,801     $      6,248
      Franchise royalties                                                     2,377            2,226
      Net gains and fees from the conveyance of
            Company-owned store assets to franchisees                             -              327
      Interest on franchise notes                                               327              410
      Other income                                                               75              135
                                                                       ------------     ------------
Total Revenues                                                                7,580            9,346
                                                                       ------------     ------------

Costs and Expenses:
      Cost of sales                                                           1,312            1,800
      Selling expenses                                                        3,117            3,790
      General and administrative expenses                                     3,758            2,869
      Web-site development costs                                              1,071                -
      Loss from managed stores                                                  111              113
      Interest expense                                                          219              306
                                                                       ------------     ------------
Total Costs and Expenses                                                      9,588            8,878
                                                                       ------------     ------------

(Loss) income before provision for income taxes
      and minority interest                                                  (2,008)             468
Provision for income taxes                                                        -                -
                                                                       ------------     ------------
(Loss) income before minority interest                                       (2,008)             468
Minority interest in earning of subsidiary                                       33                -
                                                                       ------------     ------------

Net (loss) income                                                      $     (1,975)    $        468
                                                                       ============     ============

Per share information (Note 3): Net (loss) income per share:
      Basic                                                            $      (1.67)    $        .02
                                                                       ============     ============
      Diluted                                                          $      (1.67)    $       (.08)
                                                                       ============     ============

Shares used in computing net (loss) income per share:
      Basic
                                                                         18,714,000       15,060,000
                                                                       ============     ============
      Diluted
                                                                         18,714,000       16,085,000
                                                                       ============     ============



    See accompanying notes to Consolidated Condensed Financial Statements.
     EMERGING VISION, INC. (f/k/a STERLING VISION, INC.) AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                        For the Three Months Ended
                                                                                 March 31,
                                                                           2000             1999
                                                                       ------------     ------------

Cash flows from operating activities:
      Net (loss) income                                                $     (1,975)    $        468
      Adjustments to reconcile net (loss) income to net cash
             (used in) provided by operating activities:
                  Depreciation and amortization                                 613              628
                  Provision for bad debts                                       226              190
                  Net gains from the conveyance of Company-owned
                        store assets to franchisees                               -             (327)
                  Accrued interest                                               18               18
                  Accretion of fair value of assets acquired over cost          (87)             (87)
                  Changes in assets and liabilities:
                        Franchise receivables                                  (320)          (1,071)
                        Inventories                                             115               42
                        Prepaid expenses and other current assets                (4)             104
                        Other noncurrent assets                               1,086              (10)
                        Accounts payable and accrued liabilities             (2,311)             155
                        Franchise related obligations                            23              (25)
                        Deferred franchise income                                (3)              (3)
                        Accrual for store closings                              (38)             (32)
                                                                       ------------     ------------

Net cash (used in) provided by operating activities                          (2,657)              50
                                                                       ------------     ------------

Cash flows from investing activities:
      Franchise notes receivable issued                                        (197)            (855)
      Proceeds from repayment of franchise notes receivable                     498            1,663
      Purchases of property and equipment                                      (635)            (202)
      Conveyances of property and equipment                                       -              821
                                                                       ------------     ------------

Net cash (used in) provided by investing activities                    $       (334)    $      1,427
                                                                       ------------     ------------



    See accompanying notes to Consolidated Condensed Financial Statements.



     EMERGING VISION, INC. (f/k/a STERLING VISION, INC.) AND SUBSIDIARIES

                                   (Unaudited)
                                 (In Thousands)

                                                                        For the Three Months Ended
                                                                                 March 31,
                                                                           2000             1999
                                                                       ------------     ------------

Cash flows from financing activities:
      Proceeds from the exercise of options and warrants               $      7,692     $          -
      Net proceeds from the issuance of Series B Convertible
            Preferred Stock                                                  10,618                -
      Payments related to price protection guarantees                             -              (99)
      Repayment of borrowings under STI Loan Agreement                         (552)            (850)
      Repayment of other debt                                                (1,848)            (335)
      Borrowings under additional loan agreements                               939               61
                                                                       ------------     ------------

Net cash provided by (used in) financing activities                          16,849           (1,223)

Net increase in cash and cash equivalents                                    13,858              254

Cash and cash equivalents - beginning of period                                 108              828
                                                                       ------------     ------------

Cash and cash equivalents - end of period                              $     13,966     $      1,082
                                                                       ============     ============

Supplemental disclosure of cash flow information:
      Cash paid during the period for:
            Interest                                                   $        219     $        201
                                                                       ============     ============
            Taxes                                                      $         29     $          -
                                                                       ============     ============
      Non-cash financing activities:
            Issuance of common shares for
                consulting services and other                          $      9,808     $          -
                                                                       ============     ============
            Extinguishment of related party debt                       $        727     $          -
                                                                       ============     ============



     See accompanying notes to Consolidated Condensed Financial Statements.

      EMERGING VISION, INC. (f/k/a STERLING VISION, INC.) AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)
                     (In Thousands, Except Number of Shares)


                                                             Series B Convertible       Senior Convertible
                                                                Preferred Stock           Preferred Stock               Common Stock
                                                            Shares        Amount          Shares          Amount           Shares
                                                        ------------   ------------    ------------    ------------     ------------
Balance - December 31, 1999                                    -            $   -                21    $      2,417       16,676,630

Issuance of common shares upon
            conversion of Senior Convertible                   -                -               (18)         (2,130)       2,468,334
            Preferred Stock
Exercise of stock options and warrants                         -                -               -             -            2,048,460
Issuance of common shares for
            consulting services                                -                -               -             -            1,010,000
Issuance of Series B Convertible
            Preferred Stock                                1,677,570            -               -             -              -
Issuance of warrants in connection
            with Series B Convertible Preferred Stock          -                -               -             -              -
Accretion of dividends on Series B
              Convertible Preferred Stock                      -              7,495             -             -              -
Extinguishment of related party debt                           -                -               -             -              -
Net loss                                                       -                -               -             -              -
                                                        ------------   ------------    ------------    ------------     ------------

Balance - March 31, 2000                                   1,677,570        $ 7,495               3    $        287       22,203,424
                                                        ============   ============    ============    ============     ============



                                                                                  Additional                          Total
                                                                Common Stock       Paid-In        Accumulated      Shareholders'
                                                                   Amount          Capital         Deficit           Equity
                                                                ------------     ------------     ------------     ------------
Balance - December 31, 1999                                     $        167     $     55,023     $    (43,446)    $     14,161

Issuance of common shares upon
            conversion of Senior Convertible                              25           23,812          (21,707)             -
            Preferred Stock
Exercise of stock options and warrants                                    20            7,672             -               7,692
Issuance of common shares for
            consulting services                                           10            9,798             -               9,808
Issuance of Series B Convertible
            Preferred Stock                                               -             6,239             -               6,239
Issuance of warrants in connection
            with Series B Convertible Preferred Stock                     -             4,379             -               4,379
Accretion of dividends on Series B
              Convertible Preferred Stock                                 -              -             (7,495)             -
Extinguishment of related party debt                                      -               727             -                 727
Net loss                                                                  -              -             (1,975)           (1,975)
                                                                ------------     ------------     ------------     ------------

Balance - March 31, 2000                                        $        222     $    107,650     $    (74,623)    $     41,031
                                                                ============     ============     ============     ============




    See accompanying notes to Consolidated Condensed Financial Statement.

      EMERGING VISION, INC. (f/k/a STERLING VISION, INC.) AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1

    The accompanying Consolidated Condensed Financial Statements of Emerging Vision, Inc. (formerly known as Sterling Vision, Inc.; hereinafter, the "Registrant") and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1999. There have been no changes in significant accounting policies since December 31, 1999.

NOTE 2 -1998 Debentures/Senior Convertible Preferred Stock

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

    Subsequent to the date of the Company's issuance and sale of the 1998 Debentures and 1998 Warrants, the Company and the holders thereof (collectively, the "Original Holders") determined that the issuance and sale of the 1998 Debentures and 1998 Warrants should be rescinded based upon a certain mutual mistake of the Company and the Original Holders. Accordingly, on April 14, 1998, the Company and the Original Holders entered into an Exchange Agreement, effective as of February 17, 1998, whereby the 1998 Debentures were rescinded and declared null and void from inception and were exchanged for $3,500,000 stated value (approximately $4,025,000 fair value) of a series of the Company's Preferred Stock, par value $.01 per share (the "Senior Convertible Preferred Stock"), and the 1998 Warrants were exchanged for new warrants (the "New Warrants") entitling the Original Holders to purchase, until February 17, 2001, up to 700,000 shares of Common Stock at a price of $5.00 per share.

    The Senior Convertible Preferred Stock originally required the Company to pay quarterly dividends (in cash or registered shares of Common Stock) calculated at the rate of 10% per annum, commencing May 17, 1998. Additionally, the Company at its option, from and after February 17, 1999, was required to either redeem (in cash or Common Stock) all of the Senior Convertible Preferred Stock at 105% of the then outstanding stated value, based on a conversion price of $5.00, or thereafter pay dividends thereon, calculated at the rate of 24% per annum. Finally, the Senior Convertible Preferred Stock contained a price-protection guarantee provision, whereby the Company, under certain circumstances, would be required to pay to the holders the difference between the $5.00 conversion price and the selling price (net of commissions) of any such shares sold by the holders.

    On January 4, 1999, the Company and the original Holders entered into an amendment to the original subscription agreements to reduce the conversion price, from $5.00 to $4.00, of all shares of Senior Convertible Preferred Stock converted into Common Stock on or prior to February 10, 1999, and eliminating the price protection guarantee provision originally applicable to the Senior Convertible Preferred Stock.

    On March 4, 1999, effective as of February 11, 1999, the Company and each of the 4 remaining original Holders entered into another amendment to their subscription agreement, whereby the conversion price of all then outstanding shares of Senior Convertible Preferred Stock was reduced from $5.00 to $3.00, the date by which the Company was required to redeem all outstanding Senior Convertible Preferred Stock was extended from February 17, 1999 to February

17, 2000, the requirement for the Company to pay dividends on the Senior Convertible Preferred Stock from and after February 17, 1999 was eliminated, and the exercise price of the outstanding new Warrants was reduced from $5.00 to $4.00.

    On January 13, 1999 and March 26, 1999, certain of the original Holders exercised their right to convert an aggregate of $650,000 stated value of Senior Convertible Preferred Stock, into an aggregate of 175,000 registered shares of the Company's Common Stock.

    On December 7, 1999, the Company and each of the 4 remaining holders entered into a further amendment to the Subscription Agreements which served to reduce the conversion price of all outstanding shares of Senior Convertible Preferred Stock from $3.00 to $.75, reduce the exercise price of the outstanding New Warrants from $4.00 to $2.00, eliminate the requirement that the Company redeem the Senior Convertible Preferred Stock (at 105% of the then stated value thereof) on February 20, 2000, and eliminate the price protection guarantee previously afforded the original holders with respect to any shares of Common Stock sold by any holder within the 180 day period following the conversion of the Senior Convertible Preferred Stock into Common Stock.

    During the first quarter of 2000, certain of the original holders of the Company's Senior Convertible Preferred Stock exercised their right to convert an aggregate of $1,851,250 stated value of Senior Convertible Preferred Stock, into an aggregate of 2,468,334 shares of the Company's Common Stock.

NOTE 3 - Per Share Information

    The following table sets forth the computation of basic and diluted (loss) income per share:

                                                                        For the Three Months Ended
                                                                                 March 31,
                                                                           2000             1999
                                                                       ------------     ------------

Numerator:
      Net (loss) income                                                $ (1,975,000)    $    468,000
      Senior Convertible Preferred Stock dividends                            -              (83,000)
      Effect of the induced conversion of Senior
            Convertible Preferred Stock                                 (21,707,000)        (153,000)
      Accretion of dividends on Series
            B Convertible Preferred Stock                                (7,495,000)           -
                                                                       ------------     ------------

      Numerator for basic (loss) income per share -
            (loss) income (attributable) available to common            (31,177,000)         232,000
            shareholders

            Effect of dilutive securities:
                  Senior Convertible Preferred Stock dividends                -               83,000
            Effect of the assumed conversion of Senior
                  Convertible Preferred Stock                                (*)          (1,568,000)
                                                                       ------------     ------------

      Numerator for diluted loss per share - loss
            attributable to common shareholders                        $(31,177,000)    $ (1,253,000)
                                                                       ============     ============

Denominator:
      Denominator for basic (loss) income per share -
            weighted average shares outstanding                          18,714,000       15,060,000

            Effect of dilutive securities:
                  Options and warrant                                        (*)              75,000
                  Effect of assumed conversion of Senior
                        Convertible Preferred Stock                          (*)             950,000
                                                                       ------------     ------------
            Dilutive potential common shares                                  -            1,025,000

      Denominator for diluted loss per share -
            adjusted weighted-average shares outstanding                 18,714,000       16,085,000
                                                                       ============     ============

Basic (loss) income per share                                          $      (1.67)    $        .02
                                                                       ============     ============

Diluted loss per share                                                 $      (1.67)    $       (.08)
                                                                       ============     ============


-----------
(*) In 2000, basic and diluted earnings per share were the same because the inclusion of convertible securities would have been anti-dilutive.

NOTE 4 - Commitments and Contingencies

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

    As of March 31, 2000, the Company's 66.67% owned subsidiary, Insight Laser Centers, Inc., held leases for six excimer lasers (two of which are being sublet to an unrelated third party) and ancillary equipment expiring in various years through 2002. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets.

NOTE 5 - Company-Managed Stores

    For the three months ended March 31, 2000 and 1999, the Company managed a total of 5 franchised locations under management agreements which generally provide for the Company's management of the operations of each location, with all operating decisions being made primarily by the Company. The Company owns the inventory at each location and is generally responsible for the collection of all revenues and the payment of all expenses attributable thereto.

    For the three months ended March 31, 2000 and 1999, net sales from the operation of Company-managed stores were approximately $433,000 and $463,000, respectively, and total costs and expenses were approximately $544,000 and $576,000, respectively. The net result of the Company's operation of such franchised stores (being managed by the Company) is classified as a loss from managed stores in the accompanying Consolidated Condensed Statements of Operations.

NOTE 6 - Series B Convertible Preferred Stock

    During the first quarter of 2000, the Company completed a private placement pursuant to which it sold an aggregate of 1,677,570 units (the "Units"), each Unit consisting of one share of the Company's Series B Convertible Preferred Stock, par value $.01 per share, with a liquidation preference of $7.00 per share (the "Series B Preferred Stock"), and one warrant (the "Series B Warrant") to purchase one-half share of Series B Preferred Stock at an exercise price, per one-half share, equal to $7.5875, exercisable from and after the expiration of the 6 month period following the date of the first issuance of such Series B warrants, for a period of 5 years thereafter.

    Each share of Series B Preferred Stock will automatically be converted into two shares of the Company's Common Stock upon the Company's filing of an amendment to its certificate of incorporation (the "Amendment") increasing its authorized Common Stock to 50,000,000 shares, which was subject to the Company's receipt of the approval of a majority of its shareholders. Such approval was obtained on April 17, 2000. Each Series B Warrant will initially be exercisable for one-half share of Series B Preferred Stock; however, upon the automatic conversion of the Series B Preferred Stock into Common Stock, the Series B Warrant (to the extent not previously exercised) will become exercisable, at the same exercise price, for one share of Common Stock.

    In accordance with EITF 98-05, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio," the net proceeds received in the private placement (approximately $10,618,000) were allocated based on the relative fair values of the Series B Preferred Stock and the Series B Warrants.

Accordingly, approximately $6,239,000 was allocated to the Series B Preferred Stock and $4,379,000 was allocated to the Series B Warrants. The approximately $11,743,000 liquidation value of the 1,677,570 shares of Series B Preferred Stock was recorded net of issuance costs of approximately $1,125,000, and net of a full discount, of which approximately $4,379,000 was attributable to the fair value of the Series B Warrants issued in connection therewith, and approximately $6,239,000 was attributable to the beneficial conversion feature embedded in the Series B Preferred Stock. This discount is being accreted as preferred dividends through April 17, 2000, the date on which all of the Series B Preferred Stock automatically converted into shares of the Company's Common Stock, pursuant to the aforementioned increase in authorized Common Stock (Note 11).

    In connection with the private placement, the Company issued to the placement agents, 500,000 warrants, to purchase the Company's Common Stock, having an exercise price of $7.59, and expiring on February 13, 2005. The fair value of these warrants was treated as part of the issuance costs.

    The net proceeds from such private placement are intended to be used by the Company in connection with its new Internet business.

NOTE 7 - Related Party Transaction

    During the first quarter of 2000, Broadway Partners (a partnership owned by certain of the children of certain of the Company's principal shareholders') accepted, from the Company, its $550,000 offer to purchase a certain debenture (previously issued by the Company in connection with its acquisition of substantially all of the assets of Benson Optical Co., Inc. and affiliates) previously acquired by Broadway Partners and having a then discounted present value of approximately $1,277,000. The resulting gain of $727,000 is reflected as a capital contribution in the accompanying Consolidated Statement of Shareholders' Equity.

NOTE 8 -Web-Site Development Initiatives

    The Company accounts for web-site development costs in accordance with EITF Issue 00-02, "Accounting for Web Site Development Costs." This issue provides that, under certain circumstances, the accounting for specific web site development costs be based on a model consistent with AICPA Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Under SOP 98-1, costs are expensed or capitalized according to the stage and related process of web-site development that they relate to. Amortization of capitalized costs begins at the point in time that the web site becomes operational. Amortization has not commenced with respect to such costs as the related web sites are not yet operational.

    On February 11, 2000, the Company issued 1,000,000 shares of its Common Stock to Rare Medium, Inc. ("Rare"), pursuant to a certain Professional Services Master Agreement (the "Agreement") with the Company. Under the terms of this Agreement, Rare will provide professional services to assist the Company with its web-based business strategy, including the development of multiple web sites, operations planning and other services related to building its Internet business. The terms of the Agreement afford Rare a price protection guarantee on any such shares sold in the open market, at a price of less than $3.00 per share, and contain certain "lock-up" provisions regarding the ability to sell such shares prior to certain dates. Additionally, the Company paid a cash fee of $1,000,000 in December 1999. Of the above-mentioned consideration (valued in the aggregate at $10,750,000), $2,420,000 has been capitalized as web-site development costs and reflected in other noncurrent assets on the accompanying Consolidated Condensed Balance Sheets as of March 31,2000. The remaining $7,259,000 has been reflected in prepaid expenses and other current assets.

    In December 1999, the Registrant issued to MY2000, LLC (the "Holder") warrants to purchase 2,500,000 shares of its Common Stock in exchange for such Holder's oral agreement to render advisory services to the Company's Board of Directors with respect to its new Internet business and strategies. During the first quarter 2000, 1,000,000 of the December 1999 warrants were exercised at $2.00 per share. The remaining warrants were outstanding as of March 31, 2000.

NOTE 9 - Segment Information

    The Company follows the provision of SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers.

    For the three months ended March 31, 2000 and 1999, the Company's operations were classified in four principal industry segments:

    INTERNET DIVISION: The Internet division, whereby the Company is in the process of developing and implementing an Internet-based, business-to-business portal for the sale of optical products;

    RETAIL OPTICAL: The retail optical segment, whereby the Company owns and operates, as well as franchises, a chain of retail optical stores which offer eyecare products such as prescription and non-prescription eyeglasses, eyeglass frames, ophthalmic lenses, contact lenses, sunglasses and a broad range of ancillary items;

    LASER SURGERY: The laser surgery segment, whereby the Registrant's 66.67% owned subsidiary, Insight Laser Centers, Inc. ("Insight") owns and operates laser surgery centers and provides access, for a fee, to affiliated ophthalmologists who utilize Insight's excimer lasers in offering laser vision correction procedures; and

    AMBULATORY SURGERY: The ambulatory surgery segment, whereby the Company owns the tangible assets located in a full service ambulatory surgery center located in Garden City, New York, and provides administrative and consulting services to the owner of the New York State license for this facility.

    Prior to 1996, the Company's operations were limited to the retail optical segment.

    Summarized financial information concerning the industry segments and geographic areas in which the Company operated for each of the three months ended March 31, 2000 and 1999, is shown in the following tables (in thousands):

                         OPERATIONS BY INDUSTRY SEGMENT

                                  Retail     Insight    Ambulatory
                                Optical(1)   Laser(2)   Surgery (3)     Total
                                ----------   --------   -----------     -----

2000

Sales                              $ 3,754      $ 862       $   185     $ 4,801
Franchise-related and other          2,779          -             -       2,779

Total Revenues                       6,533        862           185       7,580
Operating Profit                        44        285            43         372
Capital Expenditures                   168        467             -         635
Depreciation and Amortization          349        220            44         613


1999

Sales                              $ 5,102      $ 943       $   203     $ 6,248
Franchise-related and other          3,098          -             -       3,098
Total Revenues                       8,200        943           203       9,346
Operating Profit                       255        330            73         658
Capital Expenditures                   202          -             -         202
Depreciation and Amortization          386        212            30         628

(1) Geographic area: 26 states, the District of Columbia, U.S. Virgin Islands and Ontario, Canada.
(2)  Geographic area: Metropolitan New York City.
(3)  Geographic area: Long Island, New York.

     There were no intersegment sales for either of the three months ended March 31, 2000 or 1999. No single customer represented more than ten percent of consolidated sales (applicable to any individual segment) for either of the three months ended March 31, 2000 or 1999.

NOTE 10 - Reclassifications

    Certain reclassifications have been made to prior years' financial statements to conform with the current year presentation.

NOTE 11 - Subsequent Events

    On April 17, 2000, the shareholders of the Company approved an amendment to the Company's Amended and Restated Certificate of Incorporation whereby the authorized number of shares of Common Stock of the Company was increased from 28,000,000 to 50,000,000. As a result, all shares of the Company's Series B Preferred Stock (Note 6) automatically converted into Common Stock at a ratio of 1 to 2.

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

Results of Operations

For the Three Months Ended March 31, 2000 compared to March 31, 1999

    Systemwide sales, which represent combined retail sales generated by Company-owned stores, as well as revenues generated: (i) by VisionCare of California ("VCC"), a wholly-owned subsidiary of the Company licensed as a specialized health care maintenance organization by the California Department of Corporations; (ii) the Company's rendering of consulting and administrative services to the licensee of an ambulatory surgery center, the tangible assets of which are owned by the Company; and (iii) from the operation of Insight Laser Center, Inc. ("Insight"), decreased by approximately $729,000, or 2.0%, to $36,542,000 for the three months ended March 31, 2000, as compared to $37,271,000 for the comparable period in 1999. This decrease was principally due to a lower number of retail stores in operation, as described below, for the three months ended March 31, 2000, as compared to the comparable period in 1999, and a decrease in revenues generated from the operation of Insight, of $81,000, or 8.6%, to $862,000 for the three months ended March 31, 2000, as compared to $943,000 for the comparable period in 1999. As of March 31, 2000, there were 251 Sterling Stores in operation, consisting of 37 Company-owned stores (including 12 Company-owned stores being managed by franchisees) and 214 franchised stores (including 5 franchised stores being managed by the Company on behalf of franchisees), as compared to 289 Sterling Stores in operation as of March 31, 1999, consisting of 45 Company-owned stores (including 5 Company-owned stores being managed by franchisees) and 244 franchised stores (including 5 stores being managed by the Company on behalf of franchisees). On a same store basis (for stores that operated as either a Company-owned or franchised store during the entirety of both of the three months ended March 31, 2000 and 1999), systemwide comparative sales increased by $1,677,000, or 5.7%, to $31,066,000 for the three months ended March 31, 2000, as compared to $29,389,000 for the comparable period in 1999. There were 211 stores that operated as either a Company-owned, a Company-managed or franchised store during the entirety of each of the three months ended March 31, 2000 and 1999.

    Franchise royalties increased by $151,000, or 6.8%, to $2,377,000 for the three months ended March 31, 2000, as compared to $2,226,000 for the comparable period in 1999. This increase was principally due to an increase in franchise comparable sales of approximately 6.6% and the impact, in 2000, of new franchised stores opened during 1999, that were in operation for a full year in the first quarter 2000.

    Net gains and fees from the conveyance of Company-owned store assets to franchisees decreased by $327,000, or 100%, to $-0- for the three months ended March 31, 2000, as compared to $327,000 for the comparable period in 1999. This decrease was principally due to the conveyance of the assets of no Company-owned stores to franchisees for the three months ended March 31, 2000, as compared to the conveyance of the assets of four Company-owned stores to franchisees during the comparable period in 1999.

    Interest on franchise notes decreased by $83,000, or 20.2%, to $327,000 for the three months ended March 31, 2000, as compared to $410,000 for the comparable period in 1999. This decrease was principally due to certain franchisees voluntarily prepaying their notes prior to the scheduled maturity dates thereof.

    The Company's gross profit margin increased by 1.4%, to 72.6% for the three months ended March 31, 2000, as compared to 71.2% for the three months ended March 31, 1999. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competition and promotional incentives.

    Selling expenses decreased to $3,117,000, or 64.9% of net sales, for the three months ended March 31, 2000, as compared to $3,790,000, or 60.7% of net sales, for the comparable period in 1999. This percentage increase was principally due to a decrease in net sales as described above for the three months ended March 31, 2000, as compared to the comparable period in 1999. The dollar decrease is principally due to a decrease in the number of Company stores in operation for the three months ended March 31, 2000, as compared to the comparable period in 1999.

    General and administrative expenses (including depreciation and interest expense) increased by $889,000, or 31.0% of total revenues, to $3,758,000 for the three months ended March 31, 2000, as compared to $2,869,000 for the comparable period in 1999. This increase was principally attributable to an increase in costs related to the Company's e-commerce (Internet) development activities, an increase in costs related to the expansion of Insight's laser vision correction business, additional expenses related to the issuance of warrants to consultants, and an increase in professional fees.

    The Company incurred a net loss of $1,975,000 for the three months ended March 31, 2000, as compared to net income of $468,000 for the comparable period in 1999. This decrease in net income was principally attributable to a decrease in gains on the conveyance of the assets of Company-owned stores to franchisees due to a lower number of stores transferred to franchisees, an increase in costs related to e-commerce (Internet) development costs, an increase in costs related to the expansion of Insight's laser vision correction business, and an increase in expenses related to the issuance of warrants to consultants.

    Basic and diluted earnings per share decreased $1.69 and $1.59, respectively, to a loss per share of $(1.67) for the three months ended March 31, 2000, as compared to $.02 and $(.08), respectively, for the comparable period in 1999. This decrease was principally due to total non-cash charges of $(29,202,000) related to the effect of the induced conversion of Senior Convertible Preferred Stock, and accretion of dividends on Series B Convertible Preferred Stock. Such noncash charges reduced income available to common shareholders. Additionally, the Company incurred expenses of $1,071,000 during the three months ended March 31, 2000 related to the web site development. Had these non-cash charges and expenses not occurred, basic and diluted loss per share for the three months ended March 31, 2000 would have been $(.05).

    Shareholders' equity increased $26,870,000 to $41,031,000 for the three months ended March 31, 2000, as compared to $14,161,000 for the year ended December 31, 1999. This increase was principally due to conversion of Senior Convertible Preferred Stock, the exercise of stock options and warrants, the issuance of common shares for consulting services, the issuance of Series B Convertible Preferred Stock and the issuance of warrants in connection with the Series B Convertible Preferred Stock.

Liquidity and Capital Resources

    The Company incurred a net loss of approximately $1,975,000 for the three months ended March 31, 2000, and had working capital of $19,722,000 as of March 31, 2000.

    For the three months ended March 31, 2000, cash flows used in operating activities were $2,657,000, as compared to cash flows provided by operating activities of $50,000 for the three months ended March 31, 1999. This reduction in cash flows (used in operating activities) was principally due to a reduction in accounts payable and accrued liabilities.

    For the three months ended March 31, 2000, cash flows used in investing activities were $334,000, as compared to cash provided by investing activities of $1,427,000 for the comparable period in 1999. This reduction in cash flows provided by investing activities was principally due to a decrease in the conveyance of property and equipment for the three months ended March 31, 2000, as compared to the comparable period in 1999.

    For the three months ended March 31, 2000, cash flows provided by financing activities were $16,849,000. The increase in cash flows provided by financing activities was principally due to proceeds received from the exercise of options and warrants, as well as the proceeds received from the Company's private placement, completed in March 2000, offset, in part, by the repayment of other debt.

    The Company believes that, in the furtherance of its business strategies, the Company's future capital requirements will include upgrading of the Company's management information systems. In addition, the Company will require substantial additional capital in order to implement this web-based strategy; and there can be no assurance that such additional capital will become available to us and, even if available, that the terms thereof will be acceptable to us. Additionally, the Company is likely to continue to provide purchase money financing in connection with its sale of Company-owned store assets to franchisees, which is likely to defer the immediate receipt of cash relating to the sales of such assets.

    The Company believes that it has and will continue to improve cash flows during 2000 based on the following factors, among others: (i) the private placement of shares of the Series B Preferred Stock completed by the Company in March 2000 (see Note 6); (ii) the proceeds from the exercise of stock options and warrants; (iii) the sale of the assets of certain under-performing Company-owned stores; (iv) the improvement in store profitability through increased monitoring of store by store operations and actual results as compared to expected results; and (v) a reduction of administrative overhead expenses, if necessary.

    As of March 31, 2000, the Company was not in compliance with the financial covenants of its loan agreement with STI Credit Corporation ("STI"), although it presently has sufficient cash assets to discharge and satisfy such loan in full. Accordingly, all debt held by STI has been classified as short-term. On May 12, 2000, the Company received, from STI, a Notice of Default as a result of such non compliance, which will be addressed by the Company in the immediate future.

    The Company believes that, based on its current cash position and the implementation of the plans described above, sufficient resources will be available for the Company to continue in operation through the next 12 months. However, there can be no assurance that the Company will be able to generate positive cash flows and, if it does, that such cash flows will be sufficient to adequately fund its ongoing operations and future plans. If the Company cannot generate sufficient cash flows from operations, it may be required to seek alternative debt and/or equity financing. However, there can be no assurance that such debt and/or equity financing will be available to the Company when necessary, or on terms that are attractive to the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    The Company maintains certain equity instruments with beneficial conversion terms and certain contractual price protection provisions that are indexed to the performance of the Company's common stock. Accordingly, the Company may bear a financial risk in the form of future cash or stock payments made to equalize any stock price declines that are indexed to a specific contractual stock price floor. Additionally, as a result of the above, the Company could incur noncash charges to equity which whould have a negative impact on future earnings per share calculations.

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

10.97 - Employment Agreement dated as of February 22, 2000, between Sterling Vision, Inc. and Gregory T. Cook (incorporated by reference to Exhibit
         10.97 to the Company Current Report on Form 8-K, dated February 22,
         2000).

10.98 - Employment Agreement dated as of February 22, 2000, between Sterling Vision, Inc. and Sara Traberman (incorporated by reference to Exhibit
         10.98 to the Company Current Report on Form 8-K, dated February 22,
         2000).

10.99 - Employment Agreement dated as of February 22, 2000, between Sterling Vision, Inc. and James Ewer (incorporated by reference to Exhibit 10.99 to the Company Current Report on Form 8-K, dated February 22, 2000).

11.00 - Press Release, dated March 30, 2000, with respect to the Engagement Letter entered into with McDonald Investments (incorporated by reference to Exhibit 11.00 to the Company Current Report on Form 8-K, dated March 23, 2000).

11.01 - Employment Agreement dated February 29, 2000, between the Registrant and Joseph Silver.

11.02 - Legal Fee Retainer Agreement dated February 29, 2000, between Sterling Vision of California, Inc. and Joseph Silver.

B.  Reports on Form 8-K

1) On January 10, 2000, the Registrant filed a Report on Form 8-K/A with respect to: (i) the form of Engagement Letter, dated December 16, 1999, between the Registrant and Rare Medium, Inc.; (ii) the Company's Press Release, dated December 17, 1999; and (iii) the Form of Warrant, dated December 16, 1999, in favor of MY2000, LLC.

2) On February 18, 2000, the Registrant filed a Report on Form 8-K with respect to: (i) the form of Certificate of Amendment of the Certificate of Incorporation of the Registrant, dated February 8, 2000; (ii) Press Release, dated February 15, 2000, with respect to the Agreement entered into with Rare Medium, Inc.; and (iii) the form of Certificate of Amendment of the Certificate of Incorporation of the Registrant, dated February 4, 2000.

3)  On March 7, 2000, the Registrant filed a Report on Form 8-K with respect to:
    (i) the Private Placement of securities; and (ii) its internet initiatives.

4) On March 17, 2000, the Registrant filed a Report on Form 8-K with respect to Employment Agreements between the Company and each of Mr. Gregory T. Cook, Ms. Sara V. Traberman and Mr. James E. Ewer.

5) On April 4, 2000, the Registrant filed a Report on Form 8-K with respect to a Press Release regarding the Registrant's retention of McDonald Investments, Inc.

6) On April 24, 2000, the Registrant filed a Report on Form 8-K with respect to the change of the Company's name and other matters.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      EMERGING VISION, INC.
                                      (Registrant)


                                      BY:  /s/ Gregory T. Cook
                                           ---------------------------
                                           Gregory T. Cook
                                           President and Chief Executive Officer

                                      BY:  /s/ Sara V. Traberman
                                           ---------------------------
                                           Sara V. Traberman
                                           Senior Vice President/Chief
                                           Financial Officer



                                           Dated:  May 18, 2000