Form 10-Q
period 2000-06-30
EMERGING VISION INC
filed 2000-08-14
CIK 1002554

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

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

                               44 West 18th Street
                            New York, New York 10011
          ------------------------------------------------------------
          (Address of Principal Executive Offices, including Zip Code)

                                 (646) 638-9696
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

                           Yes /x/     No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      There were 25,559,231 shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of August 4, 2000.

Item 1. Financial Statements

      EMERGING VISION, INC. (f/k/a STERLING VISION, INC.) AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars In Thousands)

                                                                                June 30,      December 31,
                                                                                  2000           1999
                                                                               ----------     ------------
ASSETS                                                                         (Unaudited)
Current Assets:
     Cash and cash equivalents                                                  $  11,828      $     108
     Other receivables                                                                108             --
     Prepaid expenses and other current assets                                      5,002             --
     Net assets of discontinued operations                                          2,935             69
                                                                                ---------      ---------
         Total Current Assets                                                      19,873            177

Property and equipment, net                                                           333             --
Other assets                                                                        2,153          1,000
Net assets of discontinued operations                                              17,919         19,506
                                                                                ---------      ---------
         Total Assets                                                           $  40,278      $  20,683
                                                                                =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable and accrued liabilities                                   $   6,017      $      --
     Current portion of long-term debt                                              2,818          5,824
                                                                                ---------      ---------
         Total Current Liabilities                                                  8,835          5,824
                                                                                ---------      ---------
Long-term debt                                                                         --            698
Commitments and contingencies (Note 4)

Shareholders' Equity:
     Preferred Stock, $.01 par value per share; authorized 5,000,000 shares
         Senior Convertible Preferred Stock, $100,000 liquidation
             preference per share; 3 and 21 shares issued and outstanding,
             respectively                                                             287          2,417
         Series B Convertible Preferred Stock, $7.00 liquidation preference
             per share; no shares issued or outstanding                                --             --
     Common stock, $.01 par value; authorized 28,000,000 shares;
         25,559,231 and 16,676,630 shares issued and outstanding,
         respectively                                                                 256            167
     Additional paid-in capital                                                   119,406         55,023
     Accumulated deficit                                                          (88,506)       (43,446)
                                                                                ---------      ---------
         Total Shareholders' Equity                                                31,443         14,161
                                                                                ---------      ---------
         Total Liabilities and Shareholders' Equity                             $  40,278      $  20,683
                                                                                =========      =========


     See accompanying notes to Consolidated Condensed Financial Statements.

      EMERGING VISION, INC. (f/k/a STERLING VISION, INC.) AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                          For the Three Months          For the Six Months
                                                              Ended June 30,               Ended June 30,
                                                          2000           1999           2000           1999
                                                        --------      ----------      --------      ----------
Revenues:
     Net revenues                                       $    108      $       --      $    108      $       --
                                                        --------      ----------      --------      ----------
Total revenues                                               108              --           108              --
                                                        --------      ----------      --------      ----------

Costs and Expenses:
     Cost of sales                                           100              --           100              --
     General and administrative expenses                     874              --           999              --
     Web-site development costs                            2,928              --         3,999              --
     Interest income                                         (32)                          (32)
                                                        --------      ----------      --------      ----------
Total costs and expenses                                   3,870              --         5,066              --
                                                        --------      ----------      --------      ----------

Loss before provision for income taxes                    (3,762)             --        (4,958)             --
Provision for income taxes                                    --              --            --              --
                                                        --------      ----------      --------      ----------
Loss from continuing operations                           (3,762)             --        (4,958)             --

Discontinued Operations:
     (Loss) Income from discontinued operations           (5,873)            292        (6,652)            760
                                                        --------      ----------      --------      ----------
Net (loss) income                                       $ (9,635)     $      292      ($11,610)     $      760
                                                        ========      ==========      ========      ==========

Per Share Information (Note 3):
     Basic:
         Loss from continuing operations                $   (.32)     $      .00      $  (1.76)     $     (.02)
         (Loss) Income from discontinued operations         (.24)            .02          (.31)            .05
                                                        --------      ----------      --------      ----------
         Net (loss) income                              $   (.56)     $      .02      $  (2.07)     $      .03
                                                        ========      ==========      ========      ==========

     Diluted:
         Loss from continuing operations                $   (.32)     $     (.08)     $  (1.76)     $     (.02)
         (Loss) Income from discontinued operations         (.24)            .02          (.31)            .05
                                                        --------      ----------      --------      ----------
         Net (loss) income                              $   (.56)     $     (.06)     $  (2.07)     $      .03
                                                        ========      ==========      ========      ==========

Shares used in computing per share information:
         Basic                                            24,784          15,119        21,794          15,089
                                                        ========      ==========      ========      ==========
         Diluted                                          24,784          16,069        21,794          15,089
                                                        ========      ==========      ========      ==========


     See accompanying notes to Consolidated Condensed Financial Statements.

      EMERGING VISION, INC. (f/k/a STERLING VISION, INC.) AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                      For the Six Months Ended
                                                                               June 30,
                                                                         2000           1999
                                                                       --------      --------
Cash flows from operating activities:
  Net loss from continuing operations                                  $ (4,958)     $     --
  Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
      Depreciation and amortization                                           2            --
      Non-cash compensation                                                  47
      Changes in assets and liabilities:
         Other receivables                                                 (108)           --
         Prepaid expenses and other current assets                        2,897            --
         Other assets                                                       697            --
         Accounts payable and accrued liabilities                           512            --
                                                                       --------      --------

Net cash used in operating activities                                      (911)           --
                                                                       --------      --------

Cash flows from investing activities:
  Purchases of property and equipment                                      (335)           --
                                                                       --------      --------

Net cash used in investing activities                                      (335)           --
                                                                       --------      --------

Cash flows from financing activities:
  Proceeds from the exercise of stock options and warrants                7,692            --
  Payments on long-term debt                                             (2,977)           --

  Net proceeds from the issuance of Series B Convertible
    Preferred Stock                                                      10,618            --
                                                                       --------      --------

Net cash provided by financing activities of continuing operations       15,333            --
                                                                       --------      --------

Net cash provided by continuing operations                               14,087
                                                                       --------      --------

Net cash (used in) provided by discontinued operations                   (2,367)           22
                                                                       --------      --------

Net increase in cash and cash equivalents                                11,720            22

Cash and cash equivalents - beginning of period                             108           828
                                                                       --------      --------

Cash and cash equivalents - end of period                              $ 11,828      $    850
                                                                       ========      ========

     See accompanying notes to Consolidated Condensed Financial Statements.

      EMERGING VISION, INC. (f/k/a STERLING VISION, INC.) AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)
                     (In Thousands, Except Number of Shares)

                                              Series B Convertible        Senior Convertible
                                                 Preferred Stock            Preferred Stock                  Common Stock
                                              Shares         Amount      Shares         Amount          Shares         Amount
                                              ------         ------      ------         ------          ------         ------
Balance - December 31, 1999                        --      $       --         21      $    2,417      16,676,630     $      167

Issuance of common shares upon
   conversion of Senior Convertible
   Preferred Stock                                 --              --        (18)         (2,130)      2,468,334             25
Exercise of stock options and warrants             --              --         --              --       2,048,460             20
Issuance of common shares for
   consulting services                             --              --         --              --       1,010,000             10
Issuance of Series B Convertible
   Preferred Stock                          1,677,570              --         --              --              --             --
Issuance of warrants in connection
   with Series B Convertible Preferred
     Stock                                         --              --         --              --              --             --
Accretion of dividends on Series B
     Convertible Preferred Stock                   --          11,743         --              --              --             --
Issuance of common shares upon
   conversion of Series B Convertible
   Preferred Stock                         (1,677,570)        (11,743)        --              --       3,355,140             34
Issuance of common shares to
   franchisees                                     --              --         --              --             667             --
Stock-based compensation                           --              --         --              --              --             --
Extinguishment of related party debt               --              --         --              --              --             --
Net loss                                           --              --         --              --              --             --
                                            ---------      ----------    -------      ----------      ----------     ----------
Balance - June 30, 2000                            --      $       --          3      $      287      25,559,231     $      256
                                            =========      ==========    =======      ==========      ==========     ==========

                                                Additional                        Total
                                                 Paid-In      Accumulated     Shareholders'
                                                 Capital        Deficit          Equity
                                                ----------    -----------     -------------
Balance - December 31, 1999                     $   55,023     $  (43,446)     $   14,161

Issuance of common shares upon
   conversion of Senior Convertible
   Preferred Stock                                  23,812        (21,707)             --
Exercise of stock options and warrants               7,672             --           7,692
Issuance of common shares for
   consulting services                               9,798             --           9,808
Issuance of Series B Convertible
   Preferred Stock                                   6,239             --           6,239
Issuance of warrants in connection
   with Series B Convertible Preferred
     Stock                                           4,379             --           4,379
Accretion of dividends on Series B
     Convertible Preferred Stock                        --        (11,743)             --
Issuance of common shares upon
   conversion of Series B Convertible
   Preferred Stock                                  11,709             --              --
Issuance of common shares to
   franchisees                                          --             --              --
Stock-based compensation                                47             --              47
Extinguishment of related party debt                   727             --             727
Net loss                                                --        (11,610)        (11,610)
                                                ----------     ----------      ----------
Balance - June 30, 2000                         $  119,406     $  (88,506)     $   31,443
                                                ==========     ==========      ==========

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

NOTE 2 - Discontinued Operations

      The Company previously announced its intentions to evolve from a retail eye wear and vision services operation to an Internet-based portal supplying a comprehensive supply-chain solution for manufacturers, distributors and retailers in the optical industry.

      As a result of the foregoing, on June 26, 2000, the Company's Board of Directors approved a plan to sell the Company's Sterling Optical retail division, its majority-owned subsidiary, Insight Laser Centers, Inc., and the assets comprising its ambulatory surgery center business and subsequently engaged an investment banking firm to assist in the sale of the businesses. In addition, the Company has made a provision for approximately $5,505,000 of expenses associated with the sale of its divisions, which is accrued as part of accounts payable and accrued liabilities.

      The net assets, operating results and cash flows of these divisions are presented as discontinued operations in the accompanying Consolidated Condensed Financial Statements for all periods presented.

      Summarized financial information for these discontinued operations is as follows:

For the Six Months Ended June 30:

                             Retail        Insight    Ambulatory
                             Optical        Laser       Surgery         Total
                            --------      --------    -----------     --------
      2000

      Sales                 $  6,716      $  1,590      $    371      $  8,677
      Franchise-related        5,541             2            --         5,543
                            --------      --------      --------      --------
      Total revenues          12,257         1,592           371        14,220
                            --------      --------      --------      --------
      Income before tax       (6,305)         (302)          (45)       (6,652)
      Income taxes                --            --            --            --
                            --------      --------      --------      --------
      Net loss              $ (6,305)     $   (302)     $    (45)     $ (6,652)
                            ========      ========      ========      ========

      1999

      Sales                 $  9,610      $  2,217      $    405      $ 12,232
      Franchise-related        6,007            --            --         6,007
                            --------      --------      --------      --------
      Total revenues          15,617         2,217           405        18,239
                            --------      --------      --------      --------
      Income before tax          411           279            70           760
      Income taxes                --            --            --            --
                            --------      --------      --------      --------
      Net loss              $    411      $    279      $     70      $    760
                            ========      ========      ========      ========

For the Three Months Ended June 30:

                             Retail        Insight    Ambulatory
                             Optical        Laser       Surgery         Total
                            --------      --------    -----------     --------

      2000

      Sales                 $  2,962      $    728      $    186      $  3,876
      Franchise-related        2,762             2            --         2,764
                            --------      --------      --------      --------
      Total revenues           5,724           730           186         6,640
                            --------      --------      --------      --------
      Income before tax       (5,595)         (235)          (43)       (5,873)
      Income taxes                --            --            --            --
                            --------      --------      --------      --------
      Net loss              $ (5,595)     $   (235)     $    (43)     $ (5,873)
                            ========      ========      ========      ========

      1999

      Sales                 $  4,508      $  1,274      $    202      $  5,984
      Franchise-related        2,909            --            --         2,909
                            --------      --------      --------      --------
      Total revenues           7,417         1,274           202         8,893
                            --------      --------      --------      --------
      Income before tax           47           220            25           292
      Income taxes                --            --            --            --
                            --------      --------      --------      --------
      Net loss              $     47      $    220      $     25      $    292
                            ========      ========      ========      ========

NOTE 3 - Per Share Information

      The following table sets forth the computation of basic and diluted per share information:

                                                          For the Three Months Ended           For the Six Months Ended
                                                                    June 30,                          June 30,
                                                            2000              1999              2000              1999
                                                        ------------      ------------      ------------      ------------
Numerator:
     Loss from continuing operations                    $ (3,762,000)     $         --      $ (4,958,000)     $         --
     Senior Convertible Preferred Stock dividends                 --                --                --           (83,000)
     Effect of the induced conversion of Senior
         Convertible Preferred Stock                              --                --       (21,707,000)         (153,000)
     Accretion of dividends on Series B Convertible
         Preferred Stock                                  (4,248,000)               --       (11,743,000)               --
                                                        ------------      ------------      ------------      ------------
     Numerator for basic loss per share - loss
         attributable to common shareholders              (8,010,000)               --       (38,408,000)         (236,000)
         Effect of dilutive securities:
             Senior Convertible Preferred Stock
                  dividends                                       --                --                --                (*)

         Effect of the assumed conversion of Senior
             Convertible Preferred Stock                          (*)       (1,235,000)               (*)               (*)
                                                        ------------      ------------      ------------      ------------

     Numerator for diluted loss per share - loss
         attributable to common shareholders              (8,010,000)       (1,235,000)      (38,408,000)         (236,000)
                                                        ------------      ------------      ------------      ------------

Basic:
     Loss attributable to common shareholders             (8,010,000)               --       (38,408,000)         (236,000)
     (Loss) Income from discontinued operations           (5,873,000)          292,000        (6,652,000)          760,000
                                                        ------------      ------------      ------------      ------------
     Net (loss) income (attributable) available to
         common shareholders                            $(13,883,000)     $    292,000      $(45,060,000)     $    524,000
                                                        ============      ============      ============      ============

Diluted:
     Loss attributable to common shareholders             (8,010,000)       (1,235,000)      (38,408,000)         (236,000)
     (Loss) Income from discontinued operations           (5,873,000)          292,000        (6,652,000)          760,000
                                                        ------------      ------------      ------------      ------------
     Net (loss) income (attributable) available to
         common shareholders                            $(13,883,000)     $   (943,000)     $(45,060,000)     $    524,000
                                                        ============      ============      ============      ============


-----------
(*)   Excluded from calculation as the effect would have been anti-dilutive.

                                                               For the Three Months Ended             For the Six Months Ended
                                                                       June 30,                              June 30,
                                                               2000                1999               2000                1999
                                                          --------------      --------------     --------------      --------------

Denominator:
     Denominator for basic per share information -
         weighted average shares outstanding                  24,784,000          15,119,000         21,794,000          15,089,000

         Effect of dilutive securities:
             Options and warrants                                  (*)               (*)               (*)               (*)
             Effect of assumed conversion of Senior
                  Convertible Preferred Stock                      (*)               950,000           (*)               (*)
                                                          --------------      --------------     --------------      -------------
         Dilutive potential common shares                          --                950,000                --                --

     Denominator for diluted per share information -
         adjusted weighted average shares outstanding         24,784,000          16,069,000         21,794,000          15,089,000
                                                          ==============      ==============     ==============      ==============
Basic:
     Loss from continuing operations                      $         (.32)     $          .00     $        (1.76)     $         (.02)
     (Loss) Income from discontinued operations                     (.24)                .02               (.31)                .05
                                                          --------------      --------------     --------------      --------------
     Net (loss) income                                    $         (.56)     $          .02     $        (2.07)     $          .03
                                                          ==============      ==============     ==============      ==============

Diluted:
     Loss from continuing operations                      $         (.32)     $         (.08)    $        (1.76)     $         (.02)
     (Loss) Income from discontinued operations                     (.24)                .02               (.31)                .05
                                                          --------------      --------------     --------------      --------------
     Net loss (income)                                    $         (.56)     $         (.06)    $        (2.07)     $          .03
                                                          ==============      ==============     ==============      ==============

-----------
(*)   Excluded from calculation as the effect would have been anti-dilutive.


NOTE 4 - Commitments and Contingencies

      The Company is, from time to time, a party to litigation arising in the ordinary course of business. In the opinion of management, there are no significant claims outstanding that are likely to have a material adverse effect upon the consolidated financial statements of the Company.

NOTE 5 - Related Party Transaction

      During the first quarter of 2000, Broadway Partners (a partnership owned by certain of the children of certain of the Company's principal shareholders') accepted, from the Company, its $550,000 offer to purchase a certain debenture (previously issued by the Company in connection with its acquisition of substantially all of the assets of Benson Optical Co., Inc. and affiliates) previously acquired by Broadway Partners and having a then discounted present value of approximately $1,277,000. The resulting gain of $727,000 is reflected as a capital contribution in the accompanying Consolidated Condensed Statements of Shareholders' Equity.

NOTE 6 -Web Site Development Initiatives

      The Company accounts for its web site development costs in accordance with EITF Issue 00-02, "Accounting for Web Site Development Costs." This issue provides that, under certain circumstances, the accounting for specific web site development costs be based on a model consistent with AICPA Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under SOP 98-1, costs are expensed or capitalized according to the stage and related process of web-site development that they relate to. Amortization of capitalized costs begins at the point in time that the web site becomes operational. Accordingly, amortization has not commenced with respect to such costs, as the related web sites are not yet operational.

      On February 11, 2000, the Company issued 1,000,000 shares of its Common Stock to Rare Medium, Inc. ("Rare"), pursuant to the terms of a certain Professional Services Master Agreement (the "Agreement") entered into between Rare and the Company. Under the terms of this Agreement, Rare will provide professional services to assist the Company with its web based business strategy, including the development of multiple web sites, operations planning and other services related to building its Internet business. The terms of the Agreement afford Rare a price protection guarantee on any such shares sold in the open market at a price of less than $3.00 per share, and contain certain "lock-up" provisions regarding the ability to sell such shares prior to certain dates. Additionally, the Company paid to Rare a cash fee of $1,000,000 in December 1999. Of the above-mentioned consideration (valued in the aggregate at $10,750,000), $3,999,000 has been expensed to date for various costs associated with the development of its website, and $1,850,000 has been capitalized as website development costs and reflected in other assets on the accompanying Condensed Consolidated Balance Sheet as of June 30, 2000. The remaining $4,900,000 has been reflected in prepaid expenses and other current assets.

      In December 1999, the Registrant issued to MY2000, LLC (the "Holder") warrants to purchase 2,500,000 shares of its Common Stock in exchange for such Holder's oral agreement to render advisory services to the Company's Board of Directors with respect to its new Internet business and strategies. During the first quarter of 2000, 1,000,000 of these warrants were exercised at $2.00 per share. The remaining warrants were outstanding as of June 30, 2000.

NOTE 7 - Preferred Stock

1998 Debentures/Senior Convertible Preferred Stock

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

      During the first quarter of 2000, certain of the original holders of the Company's Senior Convertible Preferred Stock exercised their right to convert an aggregate of $1,851,250 stated value of Senior Convertible Preferred Stock, into an aggregate of 2,468,334 shares of the Company's Common Stock. As of June 30, 2000, there were 3 shares of Senior Convertible Preferred Stock with a stated value of $287,000.

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

      Each share of Series B Preferred Stock was automatically converted into two shares of the Company's Common Stock upon the Company's filing of an amendment to its certificate of incorporation (the "Amendment") increasing its authorized Common Stock to 50,000,000 shares, which was subject to the Company's receipt of the approval of a majority of its shareholders. Such approval was obtained on April 17, 2000. Each Series B Warrant was initially exercisable for one-half share of Series B Preferred Stock; however, upon the automatic conversion of the Series B Preferred Stock into Common Stock, the Series B Warrants (to the extent not previously exercised) became exercisable, at the same exercise price, for one share of Common Stock.

      In accordance with EITF 98-05, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the net proceeds received in the private placement (approximately $10,618,000) were allocated based on the relative fair values of the Series B Preferred Stock and the Series B Warrants. Accordingly, approximately $6,239,000 was allocated to the Series B Preferred Stock and $4,379,000 was allocated to the Series B Warrants. The approximately $11,743,000 liquidation value of the 1,677,570 shares of Series B Preferred Stock was recorded net of issuance costs of approximately $1,125,000, and net of a full discount, of which approximately $4,379,000 was attributable to the fair value of the Series B Warrants issued in connection therewith, and approximately $6,239,000 was attributable to the beneficial conversion feature embodied in the Series B Preferred Stock. This discount was being accreted as preferred dividends through April 17, 2000, the date on which all of the Series B Preferred Stock automatically converted into shares of the Company's Common Stock, pursuant to the aforementioned increase in authorized Common Stock, at a ratio of 1 to 2.

      In connection with the private placement, the Company issued to the placement agents 500,000 warrants to purchase shares of the Company's Common Stock at an exercise price of $7.59, which warrants will expire on February 13, 2005. The fair value of these warrants was treated as part of the issuance costs.

      The net proceeds from such private placement are intended to be used by the Company in connection with the development of its new Internet business.

NOTE 8 - Reclassifications

      Certain reclassifications have been made to prior years' financial statements to conform with the current year presentation.

NOTE 9 - Subsequent Events

      On July 19, 2000, the Company and STI Credit Corporation ("STI") entered into a further amendment to the Loan Agreement dated June 30, 1997, as amended between the Company and STI, which provided that: (i) STI waive the default resulting from the Company's failure, as of December 31, 1999, to comply with certain financial covenants as originally contained in the Loan Agreement; and
(ii) the Company be required to satisfy and discharge its loan from STI, in full, on or prior to December 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Company previously announced its intentions to evolve from a retail eye wear and vision services operation to an Internet-based portal supplying a comprehensive supply-chain solution for manufacturers, distributors and retailers in the optical industry.

      As a result of the foregoing, on June 26, 2000, the Company's Board of Directors approved a plan to sell the Company's Sterling Optical division, its majority-owned subsidiary, Insight Laser Centers, Inc., and the assets comprising its ambulatory surgery center business and subsequently engaged an investment banking firm to assist in the sale of the businesses.

      The net assets, operating results and cash flows of these divisions are presented as discontinued operations in the accompanying Consolidated Condensed Financial Statements for all periods presented, and consequently there are no discussions related to these operations in management's discussion and analysis of financial condition and results of operations for the periods presented.

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

Results of Operations

For the Three and Six Months Ended June 30, 2000 compared to June 30, 1999

      Sales were $108,000 for the three and six month periods ended June 30, 2000, whereas the Internet division did not exist for the comparable period in 1999. This increase is due to the Company completing its first Internet sale.

      General and administrative expenses were $874,000 and $999,000, respectively, for the three and six month periods ended June 30, 2000. These amounts were principally related to payroll, payroll related costs and professional fees related to the Company's e-commerce (Internet) development activities.

      The Company's gross profit margin was 8% for the three and six months ended June 30, 2000, whereas the Internet division did not exist for the comparable period in 1999.

      Web site development costs were $2,928,000 and $3,999,000 for the three and six months ended June 30, 2000, whereas the Internet division did not exist for the comparable period in 1999. This expense related to advertising and planning costs of the website (Note 6).

Liquidity and Capital Resources

      The Company incurred a net loss from continuing operations of approximately $(3,762,000) and $(4,958,000) for the three and six months ended June 30, 2000, and had cash and cash equivalents of $11,828,000 as of June 30, 2000.

      For the six months ended June 30, 2000, cash flows used in operating activities were $(911,000), whereas the Internet division did not exist for the comparable period in 1999.

      For the six months ended June 30, 2000, cash flows used in investing activities were $(335,000), whereas the Internet division did not exist for the comparable period in 1999. This cash outflow was due to the purchases of property and equipment for the six months ended June 30, 2000.

      For the six months ended June 30, 2000, cash flows provided by financing activities were $15,333,000, whereas the Internet division did not exist for the comparable period in 1999. The cash flows provided by financing activities were principally due to proceeds received from the exercise of options and warrants, as well as the proceeds received from the Company's private placement, completed in March 2000.

      Shareholders' equity increased $17,282,000 to $31,443,000 for the six months ended June 30, 2000, as compared to $14,161,000 for the year ended December 31, 1999. This increase was principally due to the conversion of the Company's Senior Convertible Preferred Stock, the exercise of stock options and warrants, the issuance of shares of the Company's Common Stock in partial consideration of consulting services to be rendered to the Company, the issuance of Series B Convertible Preferred Stock and the issuance of warrants in connection with the Series B Convertible Preferred Stock.

      The Company believes that, in the furtherance of its business strategies, the Company's future capital requirements will require substantial additional capital in order to implement this web-based strategy; and there can be no assurance that such additional capital will become available to it and, even if available, that the terms thereof will be acceptable to the Company. Additionally, the Company is in the process of selling its non-Internet assets which generate additional cash flow.

      The Company believes that, based on its current cash position and the implementation of the plans described above, sufficient resources will be available for the Company to continue in operation through the next 12 months. However, there can be no assurance that the Company will be able to generate positive cash flows and, if it does, that such cash flows will be sufficient to adequately fund its ongoing operations and future plans. If the Company cannot generate sufficient cash flows from operations, it may be required to seek alternative debt and/or equity financing. However, there can be no assurance that such debt and/or equity financing will be available to the Company when necessary, or on terms that are attractive to the Company. Additionally, as previously announced, the Company intends to sell its non-Internet related assets, however, there can be no assurance that such sale will be completed or that any such sale will be completed on terms reasonably satisfactory to the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      The Company maintains certain equity instruments with beneficial conversion terms and certain contractual price protection provisions that are indexed to the performance of the Company's Common Stock. Accordingly, the Company may bear a financial risk in the form of future cash or stock payments made to equalize any stock price declines that are indexed to a specific contractual stock price floor. Additionally, as a result of the above, the Company could incur noncash charges to equity which would have a negative impact on future earnings per share calculations.

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

6) On April 25, 2000, the Registrant filed a Report on Form 8-K with respect to the change of the Company's name and other matters.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                               EMERGING VISION, INC.
                               (Registrant)


                               BY:  /s/ Gregory T. Cook
                                    --------------------------------------------
                                    Gregory T. Cook
                                    President and Chief Executive Officer


                               BY:  /s/ Sara V. Traberman
                                    --------------------------------------------
                                    Sara V. Traberman
                                    Senior Vice President/Chief Financial
                                    Officer

                                    Dated: August 14, 2000