Form 10-Q
period 2000-09-30
EMERGING VISION INC
filed 2000-11-09
CIK 1002554

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

                                       OR

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ____

      Commission file number: 1-14128

                              EMERGING VISION, INC.

             (Exact name of Registrant as specified in its Charter)
                   (formerly known as Sterling Vision, Inc.)

              New York                                  11-3096941
            ------------                              --------------
      (State of Incorporation)              (IRS Employer Identification No.)

                     1065 Avenue of the Americas, 31st Floor
                            New York, New York 10018
           -----------------------------------------------------------
           (Address of Principal Executive Offices, including Zip Code)

                                 (646) 452-2500
              (Registrant's Telephone Number, Including Area Code)


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      There were 25,454,231 shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of November 7, 2000.

Item 1.  Financial Statements

      EMERGING VISION, INC. (f/k/a STERLING VISION, INC.) AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars In Thousands)



                                                                                   September 30,    December 31,
                                                                                        2000            1999
                                                                                  --------------    -------------
ASSETS                                                                              (Unaudited)
Current Assets:
     Cash and cash equivalents                                                       $  8,315          $    108
     Receivables                                                                           36                 -
     Prepaid expenses and other current assets                                          4,743                 -
     Net assets of discontinued operations                                              4,564                69
                                                                                     --------          --------
         Total Current Assets                                                          17,658               177

Property and equipment, net                                                               902                 -
Other assets                                                                            2,176             1,000
Net assets of discontinued operations                                                  16,273            19,506
                                                                                     --------          --------
         Total Assets                                                                $ 37,009          $ 20,683
                                                                                     ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable and accrued liabilities                                        $ 10,246          $      -
     Current portion of long-term debt                                                  1,065             5,824
                                                                                     --------          --------
         Total Current Liabilities                                                     11,311             5,824
                                                                                     --------          --------

Long-term debt                                                                              -               698
                                                                                     --------          --------
         Total Liabilities                                                             11,311             6,522
                                                                                     --------          --------

Contingencies (Note 4)

Shareholders' Equity:
     Preferred stock, $.01 par value per share; authorized 5,000,000 shares:
         Senior Convertible Preferred Stock, $100,000 liquidation preference per share; 3 and 21 shares issued and outstanding, at
             September 30, 2000 and December 31, 1999, respectively                       287             2,417
         Series B Convertible Preferred Stock, $7.00 liquidation preference
             per share; no shares issued or outstanding                                     -                 -
     Common stock, $.01 par value; authorized 50,000,000 shares;
             25,559,231 and 16,676,630 shares issued and outstanding, at
             September 30, 2000 and December 31, 1999, respectively                       256               167
     Additional paid-in capital                                                       119,406            55,023
     Accumulated deficit                                                              (94,251)          (43,446)
                                                                                     --------          --------
         Total Shareholders' Equity                                                    25,698            14,161
                                                                                     --------          --------
         Total Liabilities and Shareholders' Equity                                  $ 37,009          $ 20,683
                                                                                     ========          ========


                      See accompanying notes to Consolidated Condensed Financial Statements.

                                                           2

      EMERGING VISION, INC. (f/k/a STERLING VISION, INC.) AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)


                                                                For the Three Months           For the Nine Months
                                                                 Ended September 30,            Ended September 30,
                                                                 2000            1999           2000          1999
                                                               --------        --------       --------      --------
  Revenues:
       Net revenues                                            $      -        $      -       $    108      $      -
                                                               --------        --------       --------      --------
  Total revenues                                                      -               -            108             -
                                                               --------        --------       --------      --------

  Costs and Expenses:
       Cost of sales                                                  -               -            100             -
       General and administrative expenses                        1,308               -          2,307             -
       Web site development costs                                   423               -          4,422             -
       Interest income                                             (157)              -           (189)            -
                                                               --------        --------       --------      --------
  Total costs and expenses                                        1,574               -          6,640             -
                                                               --------        --------       --------      --------
  Loss before provision for income taxes                         (1,574)              -         (6,532)            -
  Provision for income taxes                                          -               -              -             -
                                                               --------        --------       --------      --------
  Loss from continuing operations                                (1,574)              -         (6,532)            -

  (Loss) Income from discontinued operations                     (4,171)            112        (10,823)          872
                                                               --------        --------       --------      --------
  Net (loss) income                                            $ (5,745)       $    112       $(17,355)     $    872
                                                               ========        ========       ========      ========

  Per Share Information (Note 3):
       Basic:
           Loss from continuing operations                     $   (.06)       $      -       $  (1.73)     $   (.02)
           (Loss) Income from discontinued operations              (.16)            .01          (0.47)          .06
                                                               --------        --------       --------      --------
           Net (loss) income                                   $   (.22)       $    .01       $  (2.20)     $    .04
                                                               ========        ========       ========      ========
     Diluted:
           Loss from continuing operations                     $   (.06)       $   (.09)      $  (1.73)     $   (.11)
           (Loss) Income from discontinued operations              (.16)            .01          (0.47)          .05
                                                               --------        --------       --------      --------
           Net (loss) income                                   $   (.22)       $   (.08)      $  (2.20)     $   (.06)
                                                               ========        ========       ========      ========
  Shares used in computing per share information:

           Basic                                                 25,559          15,174         23,068        15,118
                                                               ========        ========       ========      ========
           Diluted                                               25,559          16,124         23,068        16,068
                                                               ========        ========       ========      ========



                      See accompanying notes to Consolidated Condensed Financial Statements.

                                                      3

      EMERGING VISION, INC. (f/k/a STERLING VISION, INC.) AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                                   For the Nine Months Ended
                                                                                          September 30,
                                                                                      2000             1999
                                                                                   ---------        ---------
Cash flows from operating activities:
     Net loss from continuing operations                                           $ (6,532)        $      -
     Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
             Depreciation and amortization                                               30                -
             Non-cash compensation                                                       47                -
         Changes in assets and liabilities:
                  Other receivables                                                     (36)               -
                  Prepaid expenses and other current assets                           3,157                -
                  Other assets                                                          674                -
                  Accounts payable and accrued liabilities                            1,053                -
                                                                                   --------         --------
Net cash used in operating activities                                                (1,607)               -
                                                                                   --------         --------

Cash flows from investing activities:
     Purchases of property and equipment                                               (932)               -
                                                                                   --------         --------
Net cash used in investing activities                                                  (932)               -
                                                                                   --------         --------

Cash flows from financing activities:
     Proceeds from the exercise of stock options and warrants                         7,692                -
     Payment of price protection guarantee                                                -             (386)
     Payments on long-term debt                                                      (4,730)          (1,825)
     Net proceeds from the issuance of Series B Convertible Preferred Stock          10,618                -
                                                                                   --------         --------
Net cash provided (used) by financing activities of continuing operations            13,580           (2,211)
                                                                                   --------         --------
Net cash provided (used) by continuing operations                                    11,041           (2,211)
                                                                                   --------         --------
Net cash (used in) provided by discontinued operations                               (2,834)           2,978
                                                                                   --------         --------
Net increase in cash and cash equivalents                                             8,207              767
Cash and cash equivalents - beginning of period                                         108              828
                                                                                   --------         --------
Cash and cash equivalents - end of period                                          $  8,315         $  1,595
                                                                                   ========         ========


                      See accompanying notes to Consolidated Condensed Financial Statements.

                                                   4

      EMERGING VISION, INC. (f/k/a STERLING VISION, INC.) AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)
                     (In Thousands, Except Number of Shares)


                                    Series B Convertible  Senior Convertible                    Additional                 Total
                                     Preferred Stock      Preferred Stock      Common Stock     Paid-In    Accumulated Shareholders'
                                     Shares      Amount   Shares     Amount    Shares    Amount Capital    Deficit         Equity
                                    ----------- --------- ------    -------- ----------  ------ ---------- ----------- -------------

Balance - December 31, 1999                -    $      -    21      $ 2,417  16,676,630   $167   $ 55,023   $(43,446)     $  14,161

Issuance of Common Stock  upon
 conversion of Senior Convertible
  Preferred Stock                          -           -   (18)      (2,130)  2,468,334     25     23,812    (21,707)            -
Exercise of stock options and warrants     -           -     -            -   2,048,460     20      7,672          -          7,692
Issuance of Common Stock for
 consulting services                       -           -     -            -   1,010,000     10      9,798          -          9,808
Issuance of Series B Convertible
 Preferred Stock                     1,677,570         -     -            -           -      -      6,239          -          6,239
Issuance of warrants in connection
 with Series B Convertible
  Preferred Stock                          -           -     -            -           -      -      4,379          -          4,379
Accretion of dividends on Series B
 Convertible Preferred Stock               -      11,473     -            -           -      -          -    (11,743)             -
Issuance of Common Stock  upon
 conversion of Series B Convertible
 Preferred Stock                    (1,677,570)  (11,743)    -            -   3,355,140     34     11,709          -              -
Issuance of Common Stock  to
 franchisees                               -           -     -            -         667      -          -          -              -
Stock-based compensation                   -           -     -            -           -      -         47          -             47
Extinguishment of related party debt       -           -     -            -           -      -        727          -            727
Net loss                                   -           -     -            -           -      -          -    (17,355)       (17,355)
                                    ----------- --------- ------    -------- ----------  ------ ---------- ----------- -------------
Balance - September 30, 2000               -    $      -     3      $   287  25,559,231   $256   $119,406   $(94,251)     $  25,698
                                    =========== ========= ======    ======== ==========  ====== ========== =========== =============


                                See accompanying notes to Consolidated Condensed Financial Statement.

                                                                        5

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

     As a result of the foregoing, on June 26, 2000, the Registrant's Board of Directors approved a plan to sell the Company's Sterling Optical retail division, its majority-owned subsidiary, Insight Laser Centers, Inc., and the assets comprising its ambulatory surgery center business and subsequently engaged an investment banking firm to assist in the sale of such segements of the Company's business. The net assets, operating results and cash flows of these divisions are presented as discontinued operations in the accompanying Consolidated Condensed Financial Statements for all periods presented.

      In connection therewith, the Company has made an initial provision of approximately $9,670,000 for the discontinued operations. This provision included future operating losses, expenses associated with the sale of its divisions and an estimate of loss upon disposition. As of September 30, 2000, $9,265,000 of this provision remains accrued as part of accounts payable and accrued liabilities on the accompanying Consolidated Condensed Balance Sheet.

      Summarized financial information for these discontinued operations is as follows (in thousands):


FOR THE NINE MONTHS ENDED SEPTEMBER 30:

                                 Retail         Insight    Ambulatory
                                 Optical         Laser      Surgery      Total
                                ---------       --------   ----------  ---------
2000

Sales                           $  9,623        $ 2,225      $ 559     $ 12,407
Franchise-related revenues         8,292              2          -        8,294
                                --------        -------      -----     --------
Total revenues                    17,915          2,227        559       20,701
                                --------        -------      -----     --------
Loss before taxes                (10,248)          (541)       (34)     (10,823)
Income taxes                           -              -          -            -
                                --------        -------      -----     --------
Net loss                        $(10,248)       $  (541)     $ (34)    $(10,823)
                                ========        =======      =====     ========

1999

Sales                           $ 13,702        $ 3,621      $ 598     $ 17,921
Franchise-related revenues         8,858              -          -        8,858
                                --------        -------      -----     --------
Total revenues                    22,560          3,621        598       26,779
                                --------        -------      -----     --------
Income before taxes                  234            545         93          872
Income taxes                           -              -          -            -
                                --------        -------      -----     --------
Net income                      $    234        $   545      $  93     $    872
                                ========        =======      =====     ========



FOR THE THREE MONTHS ENDED SEPTEMBER 30:

                                 Retail         Insight    Ambulatory
                                 Optical         Laser      Surgery      Total
                                ---------       --------   ----------  ---------
2000

Sales                           $  2,907        $   635      $ 188     $  3,730
Franchise-related revenues         2,751              -          -        2,751
                                --------        -------      -----     --------
Total revenues                     5,658            635        188        6,481
                                --------        -------      -----     --------
(Loss) income before taxes        (3,943)          (239)        11       (4,171)
Income taxes                           -              -          -            -
                                --------        -------      -----     --------
Net (loss) income               $ (3,943)       $  (239)     $  11     $ (4,171)
                                ========        =======      =====     ========


1999

Sales                           $  4,092        $ 1,404      $ 193     $  5,689
Franchise-related revenues         2,851              -          -        2,851
                                --------        -------      -----     --------
Total revenues                     6,943          1,404        193        8,540
                                --------        -------      -----     --------
(Loss) income before taxes          (177)           266         23          112
Income taxes                           -              -          -            -
                                --------        -------      -----     --------
Net (loss) income               $   (177)       $   266      $  23     $    112
                                ========        =======      =====     ========

NOTE 3 - PER SHARE INFORMATION

      The following table sets forth the computation of basic and diluted per share information:

                                                          For the Three Months Ended      For the Nine Months Ended
                                                                 September 30,                    September 30,
                                                              2000            1999            2000               1999
                                                          -----------    ------------     ------------       ------------
Numerator:
     Loss from continuing operations                      $(1,574,000)   $         -      $ (6,532,000)    $         -

     Senior Convertible Preferred Stock dividends                   -              -                 -         (83,000)
     Effect of the induced conversion of Senior
        Conertible Preferred Stock                                  -              -       (21,707,000)       (153,000)
     Accretion of dividends on Series B Convertible
        Preferred Stock                                             -              -       (11,743,000)              -
                                                          -----------    -----------      ------------     -----------
     Numerator for basic loss per share - loss
        attributable to common shareholders                (1,574,000)             -       (39,982,000)       (236,000)

         Effect of dilutive securities:
             Senior Convertible Preferred Stock
               dividends                                            -              -                 -              (*)
         Effect of the assumed conversion of Senior
             Convertible Preferred Stock                           (*)    (1,402,000)               (*)     (1,568,000)
                                                          -----------    -----------      ------------     -----------
     Numerator for diluted loss per share - loss
        attributable to common shareholders                (1,574,000)    (1,402,000)      (39,982,000)     (1,804,000)
                                                          -----------    -----------      ------------     -----------

Basic:
     Loss attributable to common shareholders              (1,574,000)             -       (39,982,000)       (236,000)
     (Loss) Income from discontinued operations            (4,171,000)       112,000       (10,823,000)        872,000
                                                          -----------    -----------      ------------     -----------
     Net (loss) income (attributable) available to
       common shareholders                                $(5,745,000)   $   112,000      $(50,805,000)    $   636,000
                                                          ===========    ===========      ============     ===========

Diluted:
     Loss attributable to common shareholders              (1,574,000)    (1,402,000)      (39,982,000)     (1,804,000)
     (Loss) Income from discontinued operations            (4,171,000)       112,000       (10,823,000)        872,000
                                                          -----------    -----------      ------------     -----------
     Net (loss) income (attributable) available to
       common shareholders                                $(5,745,000)   $(1,290,000)     $(50,805,000)    $  (932,000)
                                                          ===========    ===========      ============     ===========

-------------------------------
(*) Excluded from calculation as the effect would have been anti-dilutive.



                                                          For the Three Months Ended      For the Nine Months Ended
                                                                 September 30,                    September 30,
                                                              2000            1999            2000               1999
                                                          ------------   ------------     ------------       ------------
Denominator:

     Denominator for basic per share information -
        weighted-average shares outstanding                25,559,000     15,174,000       23,068,000         15,118,000
                                                           ----------     ----------       ----------         ----------
         Effect of dilutive securities:
             Options and warrants                                  (*)            (*)              (*)                (*)
             Effect of assumed conversion of Senior
                 Convertible Preferred Stock                       (*)       950,000               (*)           950,000
                                                           ----------     ----------       ----------         ----------
         Dilutive potential common shares                           -        950,000                -            950,000

                                                           ----------     ----------       ----------         ----------
     Denominator for diluted per share information -
        adjusted weighted-average shares outstanding       25,559,000     16,124,000       23,068,000         16,068,000
                                                           ==========     ==========       ==========         ==========


Basic:
     Loss from continuing operations                       $     (.06)    $        -       $    (1.73)        $     (.02)
     (Loss) Income from discontinued operations                  (.16)           .01            (0.47)               .06
                                                           ----------     ----------       ----------         ----------
     Net (loss) income                                     $     (.22)    $      .01       $    (2.20)        $      .04
                                                           ==========     ==========       ==========         ==========

Diluted:
     Loss from continuing operations                       $     (.06)    $     (.09)      $    (1.73)        $     (.11)
     (Loss) Income from discontinued operations                  (.16)           .01            (0.47)               .05
                                                           ----------     ----------       ----------         ----------
     Net (loss) income                                     $     (.22)    $     (.08)      $    (2.20)        $     (.06)
                                                           ==========     ==========       ==========         ==========

------------------------------------
(*) Excluded from the calculation as the effect would have been anti-dilutive.


NOTE 4 - CONTINGENCIES

      The Company is, from time to time, a party to litigation arising in the ordinary course of business. In the opinion of management, there are no significant claims outstanding that are likely to have a material adverse effect upon the consolidated financial condition of the Company.

NOTE 5 - RELATED PARTY TRANSACTION

     During the first quarter of 2000, Broadway Partners (a partnership owned by certain of the children of certain of the Company's principal shareholders) accepted from the Company its $550,000 offer to purchase a certain debenture (previously issued by the Company in connection with its acquisition of substantially all of the assets of Benson Optical Co., Inc. and affiliates and subsequently purchased by Broadway Partners) and having a then discounted present value of approximately $1,277,000. The resulting gain of $727,000 is reflected as a capital contribution in the accompanying Consolidated Condensed Statement of Shareholders' Equity.

NOTE 6 -WEB SITE DEVELOPMENT INITIATIVES

     The Company accounts for its web site development costs in accordance with EITF Issue 00-02, "Accounting for Web Site Development Costs." This issue provides that, under certain circumstances, the accounting for specific web site development costs be based on a model consistent with AICPA Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under SOP 98-1, costs are expensed or capitalized according to the stage and related process of web site development to which they relate. Amortization of capitalized costs begins at the point in time that the web site becomes operational. Accordingly, amortization has not yet commenced with respect to any such costs, as the related web sites are not yet operational.

     On February 11, 2000, the Company issued 1,000,000 shares of its Common Stock to Rare Medium, Inc. ("Rare"), pursuant to the terms of a certain Professional Services Master Agreement (the "Agreement") entered into between Rare and the Company. Under the terms of this Agreement, Rare will provide professional services to assist the Company with its web-based business strategy, including the development of multiple web sites, operations planning and other services related to building its Internet business. The terms of the Agreement afford Rare a price-protection guarantee on any such shares sold in the open market at a price of less than $3.00 per share, and contain certain "lock-up" provisions regarding the ability to sell such shares prior to certain dates. Additionally, the Company paid to Rare a cash fee of $1,000,000 in December 1999. Of the above-mentioned consideration (valued, in the aggregate, at $10,750,000), $4,275,000 has been expensed to date for various costs associated with the Company's development of its web site and included as part of web site development costs on the accompanying Consolidated Condensed
Statement  of  Operations  for  the  nine  months  ended   September  30,  2000.
Additionally, the Company has capitalized $1,850,000 as web site development costs which is reflected within other assets on the accompanying Consolidated Condensed Balance Sheet as of September 30, 2000. The remaining balance of $4,625,000 has been reflected in prepaid expenses and other current assets to be expensed as the Company progresses with the development of its e-commerce initiatives.

      In December 1999, the Registrant issued to MY2000, LLC (the "Holder") warrants to purchase 2,500,000 shares of its Common Stock in exchange for such Holder's oral agreement to render advisory services to the Company's Board of Directors with respect to its new Internet business and strategies. During the first quarter of 2000, 1,000,000 of these warrants were exercised at $2.00 per share. The remaining warrants were outstanding as of September 30, 2000.

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

      The Senior Convertible Preferred Stock originally required the Company to pay quarterly dividends (in cash or registered shares of Common Stock) calculated at the rate of 10% per annum, commencing May 17, 1998. Additionally, the Company at its option, from and after February 17, 1999, was required to either redeem (in cash or Common Stock) all of the Senior Convertible Preferred Stock at 105% of the then outstanding stated value, based on a redemption price of $5.00, or thereafter pay dividends thereon, calculated at the rate of 24% per annum. Finally, the Senior Convertible Preferred Stock contained a price-protection guarantee provision, whereby the Company, under certain circumstances, would be required to pay to the holders the difference between the $5.00 conversion price and the selling price (net of commissions) of any such shares sold by the holders.

      On January 4, 1999, the Company and the Original Holders entered into an amendment to the original subscription agreements to reduce the conversion price, from $5.00 to $4.00, of all shares of Senior Convertible Preferred Stock converted into Common Stock on or prior to February 10, 1999, and eliminate the price-protection guarantee provision originally applicable to the Senior Convertible Preferred Stock.

     On March 4, 1999, effective as of February 11, 1999, the Company and each of the four remaining Original Holders entered into another amendment to their Subscription Agreements, whereby the conversion price of all then outstanding shares of Senior Convertible Preferred Stock was reduced from $5.00 to $3.00, the date by which the Company was required to redeem all outstanding Senior Convertible Preferred Stock was extended from February 17, 1999 to February 17, 2000, the requirement for the Company to pay dividends on the Senior Convertible Preferred Stock from and after February 17, 1999 was eliminated, and the exercise price of the outstanding New Warrants was reduced from $5.00 to $4.00.

      On January 13, 1999 and March 26, 1999, certain of the Original Holders exercised their right to convert an aggregate of $650,000 stated value of Senior Convertible Preferred Stock, into an aggregate of 175,000 registered shares of the Company's Common Stock.

     On December 7, 1999, the Company and each of the four remaining Original Holders entered into a further amendment to the Subscription Agreements, which served to reduce the conversion price of all outstanding shares of Senior Convertible Preferred Stock from $3.00 to $.75, reduce the exercise price of the outstanding New Warrants from $4.00 to $2.00, eliminate the requirement that the Company redeem the Senior Convertible Preferred Stock (at 105% of the then stated value thereof) on February 20, 2000, and eliminate the price-protection guarantee previously afforded the Original Holders with respect to any shares of Common Stock sold by any holder within the 180 day period following the conversion of the Senior Convertible Preferred Stock into Common Stock.

      During the first quarter of 2000, certain of the Original Holders of the Company's Senior Convertible Preferred Stock exercised their right to convert an aggregate of $1,851,250 stated value of Senior Convertible Preferred Stock, into an aggregate of 2,468,334 shares of the Company's Common Stock. As of September 30, 2000, there were 3 shares of Senior Convertible Preferred Stock outstanding with a stated value of $287,000.

Series B Convertible Preferred Stock

      During the first quarter of 2000, the Company completed a private placement pursuant to which it sold an aggregate of 1,677,570 units (the "Units"), each Unit consisting of one share of the Company's Series B Convertible Preferred Stock, par value $.01 per share, with a liquidation preference of $7.00 per share (the "Series B Preferred Stock"), and one warrant (the "Series B Warrant") to purchase one-half share of Series B Preferred Stock at an exercise price, per one-half share, equal to $7.5875, exercisable from and after the expiration of the six-month period following the date of the first issuance of such Series B Warrants, for a period of 5 years thereafter.

      Each share of Series B Preferred Stock was automatically converted into two shares of the Company's Common Stock upon the Company's filing of an amendment to its Certificate of Incorporation (the "Amendment") increasing its authorized Common Stock to 50,000,000 shares, which was subject to the Company's receipt of the approval of a majority of its shareholders. Such approval was obtained on April 17, 2000. Each Series B Warrant was initially exercisable for one-half share of Series B Preferred Stock; however, upon the automatic conversion of the Series B Preferred Stock into Common Stock, the Series B
Warrants (to the extent not previously exercised) became exercisable, at the same exercise price of $7.5875, for one share of Common Stock.

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

NOTE 8 - RECLASSIFICATIONS

      Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high quality financial institutions. All highly liquid investments with an original maturity from date of purchase of three months or less are considered to be cash equivalents. The Company's cash and cash equivalents are invested in various investment-grade money market accounts and recorded on the accompanying Consolidated Condensed Balance Sheet in the amount of $8,315,000.

NOTE 10 - DEBT

      On July 19, 2000, the Company and STI Credit Corporation ("STI") entered into a further amendment to the Loan Agreement dated June 30, 1997, as amended between the Company and STI, which provided that STI waive the default resulting from the Company's failure, as of December 31, 1999, to comply with certain financial covenants as originally contained in the Loan Agreement and the Company be required to satisfy and discharge its loan from STI, in full, on or prior to December 31, 2000.

NOTE 11 - SUBSEQUENT EVENT

     On October 31, 2000, the Company announced a program to repurchase, in accordance with the applicable requirements of the Securities Exchange Act of 1934, as amended, up to 1,000,000 shares of its Common Stock at prevailing prices in open market transactions effected during the one-year period commencing November 1, 2000. The Company intends to fund such stock repurchase program from available working capital. As of November 7, 2000 the Company had repurchased 105,000 shares of its Common Stock at an average price of $1.11 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



      The Company previously announced its intentions to evolve from a retail eye wear and vision services operation to an Internet-based portal supplying a comprehensive supply-chain solution to manufacturers, distributors and retailers in the optical industry.

     As a result of the foregoing, on June 26, 2000, the Company's Board of Directors approved a plan to sell the Company's Sterling Optical division, its majority-owned subsidiary, Insight Laser Centers, Inc., and the assets comprising its ambulatory surgery center business, and subsequently engaged an investment banking firm to assist in the sale of such segments of the Company's business.

      The net assets, operating results and cash flows of these divisions are presented as discontinued operations in the accompanying Consolidated Condensed Financial Statements for all periods presented, and consequently, there are no discussions related to these operations in Management's Discussion and Analysis of Financial Condition and Results of Operations for the periods presented.

FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements and information relating to the Company that is based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this Report, the words "anticipate", "believe", "estimate", "expect", and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events, are not guarantees of future performance and are subject to certain risks and uncertainties. These risks and uncertainties may include:
product demand and market acceptance risks; the feasibility of developing commercially profitable optical e-commerce services; the effect of economic conditions; user acceptance; success of transactions with third parties; the impact of competitive products, services and pricing; product development, commercialization and technological difficulties; the effect of government regulation of the Internet or optical e-commerce services; the outcome of litigation; and other risks described elsewhere herein, including those set forth in "--Management's Discussion and Analysis of Financial Condition and Results of Operations" below, and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, or expected. The Company does not intend to update these forward-looking statements.

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SEPTEMBER 30, 1999

     Revenues for the three and nine month periods ended September 30, 2000 were $0 and $108,000, respectively, whereas the Internet division did not exist for the comparable periods in 1999. The increase for the nine-month period ended September 30, 2000 is due to the Company completing its first Internet sale during the second quarter of fiscal year 2000.

      General and administrative expenses were $1,308,000 and $2,258,000 respectively, for the three and nine- month periods ended September 30, 2000. These amounts were principally related to payroll, payroll related costs, rent, marketing and professional fees related to the Company's e-commerce (Internet) development activities.

     The Company's gross profit margin was 0% and 8% for the three and nine month periods ended September 30, 2000, whereas the Internet division did not exist for the comparable period in 1999.

     Web site development costs were $423,000 and $4,471,000 for the three and nine months ended September 30, 2000, whereas the Internet division did not exist for the comparable period in 1999. This expense related to planning and advertising costs of the Company's anticipated web site (see Note 6 to the accompanying financial statements).

LIQUIDITY AND CAPITAL RESOURCES

     The Company incurred a net loss from continuing operations of approximately $(1,574,000) and $(6,532,000) for the three and nine month periods ended September 30, 2000, respectively, and had cash and cash equivalents of $8,315,000 as of September 30, 2000.

     For the nine months ended September 30, 2000, cash flows used in operating activities were $(1,607,000) whereas the Internet division did not exist for the comparable period in 1999. This change was primarily due to the decrease in prepaid assets related to amortization of the capitalized development and advertising costs of the Company's proposed web site and an increase in accounts payable and accrued liabilities.

     For the nine months ended September 30, 2000, cash flows used in investing activities were $(932,000), whereas the Internet division did not exist for the comparable period in 1999. This cash outflow was due to the purchases of property and equipment during the nine month period ended September 30, 2000.

      For the nine months ended September 30, 2000, cash flows provided by financing activities were $13,580,000, whereas the Internet division did not exist for the comparable period in 1999. The cash flows provided by financing activities were principally due to proceeds received from the exercise of options and warrants, as well as the proceeds received from the Company's private placement, completed in March 2000, offset by payments on long-term debt.

     Shareholders' equity increased by $11,537,000 to $25,698,000 at September 30, 2000, as compared to $14,161,000 as of December 31, 1999. This increase was principally due to the conversion of the Company's Senior Convertible Preferred Stock, the exercise of stock options and warrants, the issuance of shares of the Company's Common Stock in partial consideration of consulting services to be rendered to the Company, the issuance of Series B Convertible Preferred Stock and the issuance of warrants in connection with the Series B Convertible Preferred Stock.

     On October 31, 2000, the Company announced a program to repurchase, in accordance with the applicable requirements of the Securities Exchange Act of 1934, as amended, up to 1,000,000 shares of its Common Stock at prevailing prices in open market transactions effected during the one-year period commencing November 1, 2000. The Company intends to fund such stock repurchase program from available working capital. As of November 7, 2000 the Company had repurchased 105,000 shares of its Common Stock at an average price of $1.11 per share.

     The Company believes that, in the furtherance of its business strategies, the Company's future capital requirements will require substantial additional capital in order to implement its web-based strategies; and there can be no assurance that such additional capital will become available to it and, even if available, that the terms thereof will be acceptable to the Company. Additionally, the Company is in the process of selling its non-Internet assets, which should generate additional cash flow.

     The Company believes that, based on its current cash position and the implementation of the plans described above, sufficient resources will be available for the Company to continue in operation through the next 12 months. However, there can be no assurance that the Company will be able to generate positive cash flows and, if it does, that such cash flows will be sufficient to adequately fund its ongoing operations and future plans. If the Company cannot generate sufficient cash flows from operations, it may be required to seek alternative debt and/or equity financing. However, there can be no assurance that such debt and/or equity financing will be available to the Company when necessary, or on terms that are attractive to the Company. Additionally, as previously announced, the Company intends to sell substantially all of its non-Internet related assets, however, there can be no assurance that such sale will be completed, or that any such sale will be completed on terms reasonably satisfactory to the Company.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company maintains certain equity instruments with beneficial conversion terms and certain contractual price-protection provisions that are indexed to the performance of the Company's Common Stock. Accordingly, the Company may bear a financial risk in the form of future cash or stock payments made to equalize any stock price declines that are indexed to a specific contractual stock price floor. Additionally, as a result of the above, the Company could incur non-cash charges to equity, which would have a negative impact on future per share calculations.

     The Company is exposed to market risks from potential changes in interest rates as they relate to the Company's investments in highly liquid marketable debt securities. These investments are deposited with high quality financial institutions. The Company believes that the amount of risk as it relates to its investments is not material to the Company's financial condition or results of operations because the Company does not use derivative financial instruments in its investments.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      The Company is, from time to time, a party to litigation arising in the ordinary course of business. In the opinion of management, there are no significant claims outstanding that are likely to have a material adverse effect upon the consolidated financial condition of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

      Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

       Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

ITEM 5. OTHER INFORMATION.

      Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

A.    Exhibits

Exhibit Number

         27.                        Financial Data Schedule.



B.    Reports on Form 8-K

      Not applicable.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                 EMERGING VISION, INC.
                                 (Registrant)

                                 BY:      /s/ Gregory T. Cook
                                          Gregory T. Cook
                                          President and Chief Executive Officer

                                 BY:      /s/ Sara V. Traberman
                                          Sara V. Traberman
                                          Senior Vice President and
                                          Chief Financial Officer

                                 Dated: November 9, 2000