Form 10-K
period 2000-12-31
EMERGING VISION INC
filed 2001-04-02
CIK 1002554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


  [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the fiscal year ended December 31, 2000.

                                       or

  [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.

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


                                      TITLE
                     Common Stock, par value $.01 per share

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                  Yes X     No ____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of the Registrant's Common Stock, par value $.01 per share (the "Common Stock") held by nonaffiliates of the Registrant as of March 26, 2001, (based upon the closing price of $0.25 per share as quoted on the Nasdaq National Market System) was approximately $5,915,000. For purposes of this computation, the shares of Common Stock held by directors, executive officers and principal shareholders owning more than 5% of the Registrant's outstanding Common Stock and for which a Schedule 13G was filed, were deemed to be stock held by affiliates. As of March 26, 2001, there were approximately 23,667,000 outstanding shares of Common Stock held by nonaffiliates.

       As of March 26, 2001, there were outstanding 25,336,316 shares of the Registrant's Common Stock and 2.51 shares of the Registrant's Senior Convertible Preferred Stock, par value $.01 per share (convertible into an aggregate of 334,166 shares of the Registrant's Common Stock).

                       DOCUMENTS INCORPORATED BY REFERENCE

       The Company's Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Section 14 of the Securities Exchange Act of 1934 is incorporated herein by reference in
Part III of this Annual Report on Form 10-K.

ITEM 1.  BUSINESS

       Emerging Vision, Inc., formerly known as Sterling Vision, Inc. (the "Registrant" and, together with its subsidiaries, hereinafter the "Company" or "Emerging"), is one of the largest chains of retail optical stores and the second largest franchise optical chain in the United States, based upon domestic sales and the number of locations of Company-owned and franchised stores (collectively referred to herein as "Sterling Stores"). The Company, during the fiscal year 2000, also initiated the development of an Internet-based portal business intended to supply a comprehensive supply-chain solution for manufacturers, distributors and retailers in the optical industry (the "Internet Division"), which development activities were ceased by the Company, and the operations discontinued, as described herein.

       The Registrant was incorporated under the laws of the State of New York in January 1992 and, in February 1992, purchased substantially all of the assets of Sterling Optical Corp., f/k/a IPCO Corporation ("IPCO"), a New York corporation then a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code. Subsequently, the number of the Company's Sterling Stores has grown, principally as a result of the Company's acquisition of smaller, retail optical chains. These acquisitions included 26 retail optical stores under the name "Site For Sore Eyes"; and most recently, in April 1997, the Company acquired, in exchange for shares of its Common Stock, all of the issued and outstanding capital stock of Singer Specs, Inc., a chain of approximately 30 franchised retail optical stores (the "Singer Transaction").

      On June 26, 2000, the Registrant's Board of Directors approved a plan to sell the assets comprising the Company's retail optical division ("Sterling Optical"), its majority-owned subsidiary, Insight Laser Centers, Inc. ("Insight Laser"), and the assets comprising the Ambulatory Center (defined herein), and subsequently engaged an investment banking firm to assist in the sale of such segments of the Company's business. As a result, the net assets, operating results and cash flows of Sterling Optical, Insight Laser and the Ambulatory Center divisions were presented as discontinued operations in the Company's Consolidated Condensed Financial Statements included in the Registrant's Forms 10-Q for the second and third quarters ended June 30, 2000 and September 30, 2000, respectively.

        On March 21, 2001, the Company's Board of Directors resolved to no longer pursue a sale of the net assets of its Sterling Optical division, but rather to focus its efforts and resources on growing such division as its core business. In connection therewith, the Company's Board of Directors approved a plan to discontinue the further development of its Internet Division, while pursuing its plan of disposal of the net assets of such division, as well as its Insight Laser and Ambulatory Center divisions. Accordingly, the net assets, operating results and cash flows of the Internet Division, Insight Laser and the Ambulatory Center are presented as discontinued operations in the Consolidated Financial Statements included in this Annual Report on Form 10-K for all periods presented.

      As of December 31, 2000, there were 233 Sterling Stores in operation, consisting of 32 Company-owned stores (including 12 stores being managed by franchisees), and 201 franchised stores (including 3 stores being managed by the Company on behalf of the franchisees/owners thereof). The Company continually seeks to expand both its Company-owned and franchised store operations. Sterling Stores are located in 26 states, the District of Columbia, Ontario, Canada, and the U.S. Virgin Islands.

       The Company and its franchisees develop and operate retail optical stores principally under the trade names "Sterling Optical," "IPCO Optical," "Site For Sore Eyes," "Duling Optical," and "Singer Specs," although most stores (other than the Company's Site for Sore Eyes stores located in Northern California) operate under the name "Sterling Optical." The Company also operates VisionCare of California ("VCC"), a specialized health care maintenance organization licensed by the California Department of Corporations, which employs licensed optometrists who render services in offices located immediately adjacent to, or within, most Sterling Stores located in California.

       Most Sterling Stores offer eye care products and services such as prescription and non-prescription eyeglasses, eyeglass frames, ophthalmic lenses, contact lenses, sunglasses and a broad range of ancillary items. To the extent permitted by individual state regulations, an optometrist is employed by, or affiliated with, most Sterling Stores to provide professional eye examinations to the public. The Company fills prescriptions from these employed or affiliated optometrists, as well as from unaffiliated optometrists and ophthalmologists. Most Sterling Stores have an inventory of ophthalmic and contact lenses, as well as on-site lab equipment for cutting and edging ophthalmic lenses to fit into eyeglass frames, which, in many cases, allows Sterling Stores to offer same-day service.

       The Company strategically sells certain of its Company-owned stores to qualified franchisees. By selling Company-owned Sterling Stores to franchisees, the Company hopes to achieve three goals: (i) realize a profit on the conveyance of the assets of such stores, (ii) create a stream of royalty payments based upon a percentage of the gross revenues of the franchised locations, and (iii) grow the Sterling Optical brand name. Sterling Optical currently derives its retail optical store revenues principally from: the sale of eyecare products and services at Company-owned stores; ongoing royalties based upon a percentage of the gross revenues of franchised stores; and the conveyance of Company-owned store assets to existing and new franchisees.

STERLING OPTICAL - CORE BUSINESS


       The following chart sets forth the breakdown of Sterling Stores in operation as of December 31, 2000 and 1999:

                                                             December 31
                                                          2000(*)     1999
                                                          -------     ----
I.   COMPANY-OWNED STORES:
     --------------------

     Company-Owned Stores in Operation....................  20         30
     Company-Owned Stores Being Managed by Franchisees....  12          6
                                                            --         --
                   Total..................................  32         36
                                                            ==         ==

  (*)Existing store locations:  California (3), Florida (1), Illinois
     (4), Iowa (1), Kentucky (2), New York (17), North Dakota (1), Pennsylvania (1), Virginia (1) and West Virginia (1).


II.  FRANCHISED STORES:
     -----------------

     Franchised Stores in Operation....................... 198        213
     Franchised Stores Being Managed by the Company.......   3          5
                                                           ---        ---
                   Total.................................. 201        218
                                                           ===        ===

   (*)Existing  store  locations:   California  (25),   Colorado  (1),
      Connecticut (1), Delaware (5), Florida (1), Illinois (4), Kentucky (2), Maryland (20), Massachusetts (1), Minnesota (13), Missouri (7), Montana (2), Nevada (1), New Jersey (9), New York
      (44), North Dakota (5), Ontario, Canada (3), Pennsylvania (15), South Dakota (3), Texas (1), Virginia (11), Washington, D.C.
      (2), West  Virginia (1),  Wisconsin  (22),  and the U.S.  Virgin
      Islands (2).


       Sterling Stores generally range in size from approximately 1,000 square feet to 2,000 square feet, are similar in appearance and are operated under certain uniform standards and operating procedures. Many Sterling Stores are located in enclosed regional shopping malls and smaller strip centers; however, some Sterling Stores are located on the ground floor of office buildings or other commercial structures, with a limited number of Sterling Stores being housed in freestanding buildings with adjacent parking facilities. Sterling Stores are generally clustered within geographic market areas to maximize the benefit of advertising strategies and minimize the cost of supervising operations. Sterling Stores which are not clustered within geographic market areas (e.g., Sterling Stores located in Texas and Massachusetts) have not produced results from which any conclusion about consistent performance standards can be drawn by the Company.

       In response to the eyewear market becoming increasingly fashion-oriented during the past decade, most Sterling Stores carry a large selection of designer eyeglass frames. The Company continually test-markets various brands of sunglasses, ophthalmic lenses, contact lenses and designer frames in an attempt to maximize system-wide sales and profits from these categories of merchandise. Small quantities of these items are usually purchased for selected stores that test customer response and interest. If a product test is successful, the Company attempts to negotiate a system-wide preferred vendor discount for the product, which discount is made available to the Company's franchisees. In addition, a full line of eyeglass and contact lens accessories is also available at most Sterling Stores. For the year ended December 31, 2000, net sales at Company-owned stores were approximately $12,115,000.

       COMPANY-MANAGED STORES

       For the years ended December 31, 2000, 1999 and 1998 the Company managed a total of 3, 5, and 12 Sterling Stores, respectively, for franchisees under the terms of management agreements entered into with each such franchisee. These agreements generally provide for the operation of a Sterling Store by the Company, with substantially all operating decisions being made by the Company. The Company owns the inventory at these locations and is generally responsible for the collection of all revenues and the payment of all expenses. For the years ended December 31, 2000, 1999 and 1998, these stores generated revenues of approximately $1,382,000, $1,524,000 and $4,503,000, respectively, and net losses of approximately $(627,000), $(605,000) and $(792,000), respectively. The net result of these operations is classified as loss from franchised stores operated under management agreements in the Consolidated Statements of Operations included in this Annual Report on Form 10-K.

       FRANCHISE OPERATIONS

       As of December 31, 2000, the Company had 201 franchised Sterling Stores in operation, as compared to 218 franchised Sterling Stores as of December 31, 1999. An integral part of the Company's franchising system includes providing what the Company believes to be a high level of marketing, financial, training and administrative support to its franchisees. The Company provides "grand opening" assistance for each new franchised location by consulting with its franchisees with respect to store design, fixture and equipment requirements and sources, inventory selection and sources, and initial marketing and promotional programs. Specifically, the Company's grand opening assistance: (i) helps to establish business plans and budgets; (ii) provides preliminary store designs and plan approval prior to construction of a franchised store; and (iii) provides initial training, an operations manual and a comprehensive business review to aid the franchisee in attempting to maximize its sales and profitability. In addition, the Company generally restricts itself from operating or franchising other Sterling Stores within a specified radius of existing franchised stores. Further, on an ongoing basis, the Company provides training through regional seminars and an annual convention, offers assistance in marketing and advertising programs and promotions, and consults with its franchisees as to their management and operational strategies and business plans.

       Preferred Vendor Network. With the collective buying power of Company-owned and franchised Sterling Stores, the Company has established a network of preferred vendors (the "Preferred Vendors") whose products may be purchased directly by franchisees at group discount prices, thereby providing such franchisees with the opportunity for higher gross margins. In addition, many Preferred Vendors pay promotional fees to the Company to be used to defray a portion of the Company's costs in conducting certain meetings, training seminars, conventions and other activities.

       Franchise  Agreements.  Each franchisee enters into a franchise agreement
(the "Franchise Agreement") with the Company, the material terms of which generally are as follows:

        (a) Term. Generally, the term of each Franchise Agreement is ten years and, subject to certain conditions, is renewable at the option of the franchisee.

        (b) Initial Fees. Generally, franchisees (except for any franchisees converting their existing retail optical store to a Sterling Store, (a "Converted Store"), and those entering into agreements for more than one location) must pay the Company a non-recurring, initial franchise fee of
$20,000. The Company charges each franchisee of a Converted Store a non-recurring, initial franchise fee of $10,000 per location; and, for each franchisee entering into agreements for more than one location, the Company charges a non-recurring, initial franchise fee of $15,000 for the second location, and $10,000 for each location in excess of two. Initial fees collected by the Company for the year ended December 31, 2000 were approximately $150,000.

        (c) Ongoing Royalties. Typically, franchisees are obligated to pay the Company ongoing royalties in an amount equal to a percentage (generally 8%) of the gross revenues of their Sterling Store. Franchisees of Converted Stores, however, pay ongoing royalties on their store's historical average base sales at reduced rates increasing (in most cases) from 2% to 6% for the first three years of the term of the Franchise Agreement. In addition, most of the Franchise Agreements acquired by the Company in the Singer Transaction (the "Singer Franchise Agreements") provide for ongoing royalties calculated at 7% of gross revenues. Franchise Agreements entered into prior to January 1994 provide for the payment of ongoing royalties on a monthly basis, while those entered into after January 1994 provide for their payment on a weekly basis, in each case, based upon the gross revenues for the preceding period. Gross revenues generally include all revenues generated from the operation of the Sterling Store in question, except for refunds to customers, sales taxes, a limited amount of bad debts, and, to the extent required by state law, fees charged by independent optometrists. Ongoing royalty fees earned by the Company for the year ended December 31, 2000 were approximately $9,077,000.

        (d) Advertising Fund Contributions. Most franchisees must make ongoing contributions to one of two advertising funds (the "Advertising Fund") equal to a percentage of their store's gross revenues. Except for the Singer Franchise Agreements, which generally provide for contributions equal to 7% of gross revenues, for Franchise Agreements entered into prior to August 1993, the rate of contribution is generally 4% of the store's gross revenues, while Franchise Agreements entered into after August 1993 generally provide for contributions equal to 6% of the store's gross revenues. For the year ended December 31, 2000, the Company received approximately $5,399,000 in Advertising Fund contributions from franchisees. Generally, 50% of these funds are expended in accordance with each individual franchisee's direction (for the particular Sterling Store in question) with the balance being expensed on joint advertising campaigns for all franchisees located within specific geographic areas.

        (e) Financing. The Company generally has financed a majority of the acquisition price of the assets (other than inventory) of Company stores sold to franchisees, to be repaid over a period of seven years, together with interest at the rate of 12% per annum. The Company generally does not finance the initial, non-recurring franchise fee or rent security deposits, which are generally required under a franchisee's sublease. The purchase price is generally based upon the historical and projected cash flow of the Sterling Store in question and, in 2000, the Company sold one franchise for approximately $325,000. However, the Company has, on occasion, financed (and may in the future finance) up to 100% of the acquisition price of a franchised store. Substantially all such financing is personally guaranteed by the franchisee (or, if a corporation, by the principals owning in excess of an aggregate of 51% thereof) and is generally secured by all of the assets of the Sterling Store in question, including subsequently acquired assets and the proceeds thereof. From time to time, certain franchisees obtain financing from third parties. In such cases, the Company generally subordinates its security interest in the assets of the franchised location to the security interests granted to the provider of such financing.

        (f) Termination. Franchise Agreements may be terminated if the franchisee has defaulted on its payment of monies due to the Company, or in its performance of the other terms and conditions of the Franchise Agreement. During 2000, 12 franchised stores were closed, and an additional 3 franchised stores, and substantially all of the assets located therein, were voluntarily surrendered and transferred back to the Company in connection with the termination of the related Franchise Agreements. The Company has, in certain such instances, been able to re-convey the assets of such a store to a new franchisee, requiring such new franchisee to enter into the Company's then current form of Franchise Agreement. Subsequent to December 31, 2000, the
Company repossessed 7 franchised locations and currently operates them as Company-owned Stores.

DISCONTINUED OPERATIONS - NON-CORE BUSINESSES

       The Company intends to focus on the Sterling Optical franchise and retail business. The Company's non-core businesses are classified as discontinued operations and resulted in an aggregate discontinued operations charge in the Company's Consolidated Statement of Operations for the year ended December 31, 2000 of $24,364,000. These discontinued operations consist of the following three segments:

       Insight Laser Centers, Inc.

       Insight Laser, which is a 66.5% owned subsidiary of the Registrant, initially owned and operated three laser vision correction centers located in the New York metropolitan area. These centers specialized in offering the refractive laser surgical procedure known as Laser Assisted In-Situ Keratomileusis ("LASIK"). This procedure, which corrects certain degrees of myopia (near-sightedness), hyperopia (far-sightedness) and astigmatisms with the use of excimer lasers, is performed by licensed ophthalmologists in exchange for their payment, to Insight Laser, of a fee for each procedure performed. During the fourth quarter of 2000, Robert Greenberg, the President and CEO of Insight Laser, and owner of an equity interest in Insight Laser, passed away. Mr. Greenberg's knowledge and experience was integral to the development and expansion of Insight Laser.

       Subsequent to December 31, 2000, the Company closed two of its three Insight Laser locations, continuing to operate from its flagship center located in Trump Tower, 725 Fifth Avenue, New York City, which opened in the Spring of 1996. Insight Laser's net loss from operations for the year ended December 31, 2000 of $(1,083,000) is included in loss from discontinued operations in the accompanying Consolidated Statement of Operations. Inclusive in this amount is approximately $914,000 related to the closure of the two locations. As a result of the death of Mr. Greenberg, the Company received $1,000,000 as the beneficiary of a key-man life insurance policy on his life. The Company intends to use a significant portion of these funds to effect the closure of these two locations. The Company also continues to pursue a sale of the net assets of this division, which, if successful, may allow the Company to retain a portion of such funds.

       Insight   Laser   leases   equipment   and  office   space  and  provides
administrative, marketing and other services to physicians ("Affiliated Physicians") engaged in performing laser refractive eye surgery. It provides its equipment and administrative services on an "open access" basis to multiple Affiliated Physicians. In addition, it has installed one of its excimer lasers in an ophthalmologist's office located in Long Island, New York, who pays Insight Laser a fee for each procedure performed with such laser.

       The market for providing refractive laser surgery is highly competitive. Insight Laser competes with laser centers operated by local operators, as well as with eye surgeons who have purchased their own laser. It also competes with several other companies, including at least one manufacturer of laser equipment, in providing access to excimer lasers in the U.S. Other companies are currently in the process of gaining U.S. Food and Drug Administration ("FDA") approval for their lasers, and these companies may elect to enter the laser center business as well.

       Ambulatory Center

       On May 6, 1998, the Company, through its wholly-owned subsidiary, Insight Laser Centers N.Y.I, Inc., purchased substantially all of the assets of an ambulatory surgery center located in Garden City, New York (the "Ambulatory Center"). In connection therewith, the Company entered into a long-term lease of the premises in which the Ambulatory Center is located, and entered into an agreement whereby it provides administrative and consulting services to the Ambulatory Center's licensed owner/operator, on an interim basis, pending the approval, from the New York State Department of Health, of the transfer of the license and certificate of need ("C.O.N.") thereto, to an affiliate of the Company, after which time it would continue to provide such services to such affiliate. The Company has not filed for regulatory approval, and therefore, been unable to transfer the C.O.N. from the licensed owner/operator to an affiliate of the Company; and the Company's interim consulting and administrative services agreement is due to expire on May 5, 2001, at which time the Company will no longer have the right to participate in the administration of the Center nor to purchase the C.O.N. therefor.

        As a result of the foregoing, the Company is currently negotiating a sale of the net assets of the Ambulatory Center to the current owner of the C.O.N.. If the Company is unsuccessful in its attempt to sell the net assets of the Ambulatory Center, it will, in all likelihood, close such facility, whereupon it will be in default of its agreements with the current licensee, the Company being a guarantor of certain liabilities associated with the Ambulatory Center. The net loss from operations for the year ended December 31, 2000 of $(3,708,000) is included in loss from discontinued operations in the accompanying Consolidated Statement of Operations for the year ended December 31, 2000. This amount reflects a charge of approximately $2,594,000 for write-downs of the Ambulatory Center's assets to their estimated net realizable values, and $1,145,000 relating to certain future obligations and operations to which the Company is guarantor.

       Internet Division

       During the second quarter of 2000, the Company initiated the development of an Internet-based portal to capitalize on the robust growth potential in the business-to-business, e-commerce market, by providing comprehensive e-commerce solutions for the buyers and suppliers of business goods and services in the optical industry. The Company hired dedicated personnel and engaged certain web development companies to assist in the development of this Internet Division.

       In December 1999, the Registrant issued to MY2000, LLC (the "Holder") warrants to purchase 2,500,000 shares of its Common Stock in exchange for such Holder's oral agreement to render advisory services to the Company's Board of Directors with respect to its new Internet business and strategies. During the first quarter of 2000, 1,000,000 of these warrants were exercised at $2.00 per share. The remaining warrants, expiring December 2, 2004, are outstanding as of December 31, 2000 and also provide for an exercise price of $2.00 per share.

      In December 1999, the Company retained Rare Medium, Inc. ("Rare"), the web consulting services arm of Rare Medium Group, Inc., to develop and launch an extensive network of state-of-the-art web sites designed to provide information, interaction and electronic business-to-business commerce. In December 1999, the Company paid $1,000,000 in cash to Rare, and on February 29, 2000, issued to Rare 1,000,000 unregistered shares of the Company's Common Stock (valued at $9,750,000) for an aggregate of $10,750,000 of consideration, pursuant to the terms of a certain Professional Services Master Agreement (the "Agreement") entered into between Rare and the Company. Under the terms of this Agreement, Rare was to provide professional services to assist the Company with its web-based business strategy, including the development of multiple web sites, operations planning and other services related to building its Internet business. The terms of the Agreement afforded Rare a price-protection guarantee on any such shares sold in the open market at a price of less than $3.00 per share, and contained certain "lock-up" provisions regarding the ability to sell such shares prior to certain dates. During the fourth quarter of 2000, the Company ended the Agreement with Rare; as a consequence, Rare has made certain assertions that the Company: (i) is in default in performing its obligations under the Agreement as a result of the Company's refusal to permit the transfer of the shares of its Common Stock issued to Rare and (ii) additionally owes approximately $840,000 for past services and costs. See Item 3 - Legal Proceedings.

      To fund the development of the Internet Division, the Company completed a private placement pursuant to which it sold an aggregate of 1,677,570 units (the "Units"), each Unit consisting of one share of the Company's Series B Convertible Preferred Stock, par value $.01 per share, with a liquidation preference of $7.00 per share (the "Series B Preferred Stock"), and one warrant (the "Series B Warrant") to purchase one-half share of Series B Preferred Stock at an exercise price, per one-half share, equal to $7.5875, exercisable from and after the expiration of the six-month period following the date of the first issuance of such Series B Warrants, for a period of 5 years thereafter.

       Each share of Series B Preferred Stock was automatically converted into two shares of the Company's Common Stock upon the Company's filing of an amendment to its Certificate of Incorporation (the "Amendment") increasing its authorized Common Stock from 28,000,000 to 50,000,000 shares, which was subject to the Company's receipt of the approval of a majority of its shareholders, which approval was obtained on April 17, 2000. Each Series B Warrant was initially exercisable for one-half share of Series B Preferred Stock; however, upon the automatic conversion of the Series B Preferred Stock into Common Stock, each Series B Warrant (to the extent not previously exercised) became exercisable, at the same exercise price, for one share of Common Stock. The net proceeds received in the private placement was approximately $10,618,000, of which the Company's Internet Division used approximately $5,100,000 through December 31, 2000 for web-site development costs, leasehold property, computer equipment, payroll and office related expenses.

       On March 21, 2001, the Company's Board of Directors resolved to discontinue the further development of the Internet Division due to anticipated difficulties in executing its business plan, future capital requirements and the inability to raise funds for such purpose. The net loss from operations of the Internet Division for the year ended December 31, 2000 of $(19,573,000), is included in loss from discontinued operations in the accompanying Consolidated Statement of Operations. This amount includes total web development costs of $11,830,000, inclusive of the Rare consideration of $10,750,000, and other operating expenses.

       In connection with the decision to wind down the operations of the Internet Division, the Company estimated it will need approximately $3,500,000 to complete its plan. This amount is expected to be used for normal recurring operating costs through the anticipated disposal date of April 30, 2001, and includes estimated severance costs for all of its associates located in the Dallas, Texas office and certain employees of the New York City office. On March 2, 2001, Ms. Sara V. Traberman, the former Chief Financial Officer of the Company, gave notice of her intention to terminate her employment as of May 31, 2001 on the grounds that the Company did not dispose of substantially all of its non-Internet assets on or prior to March 1, 2001. Ms. Traberman claims that under her Employment Agreement, as amended, she is entitled to receive full vesting of 400,00 stock options previously granted to her, payment of her salary through the original termination date of her Employment Agreement (approximately $322,000 through February 23, 2003) and an additional payment of $1,000,000 as a result of the failure by the Company to sell its non-Internet related assets by March 1, 2001. The Company and Ms. Traberman are presently discussing her claims. On March 27, 2001, in connection with the resignations of Mr. Gregory Cook, the Company's former President and Chief Executive Officer, and Mr. Jim Ewer, the Company's former Senior Vice President of Operations, the Company obtained unconditional releases from both executives related to the termination of their respective Employment Agreements. Messrs. Cook and Ewer's Employment Agreements also contained a provision for payments similar to that of Ms. Traberman's Employment Agreement, except that the additional amounts were $2,000,000 and $500,000, respectively, under their respective Employment Agreements. Messrs. Cook and Ewer, however, waived their rights in exchange for lump sum severance payments of $277,000 and $205,000, respectively, and the issuance to each such individual of additional stock options to purchase 250,000 shares of Common Stock. In addition, Mr. Cook, on such date tendered his resignation as a director of the Company.

Competition

       The optical business is highly competitive and includes chains of retail optical stores, superstores, individual retail outlets, the operators of web sites and a large number of individual opticians, optometrists and ophthalmologists who provide professional services or may, in connection therewith, dispense prescription eyewear. As retailers of prescription eyewear generally service local markets, competition varies substantially from one location or geographic area to another. Since 1994, certain major competitors of the Company have been offering promotional incentives to their customers, and in response to this, the Company has, from time to time, offered the same or similar incentives to its customers. These competitive promotional incentives may adversely affect the Company's results of operations in the future.

       The Company believes that the principal competitive factors in the retail optical business are convenience of location, on-site availability of professional eye examinations, quality and consistency of product and service, price, product warranties, a broad selection of merchandise and the participation in third-party, managed care provider agreements. The Company believes that it competes favorably in each of these areas.

Marketing and Advertising

       The Company's marketing strategy emphasizes professional eye examinations, value pricing (primarily through product promotions), convenient locations, excellent customer service, customer-oriented store design and product displays, knowledgeable sales associates, and a broad range of quality products, including privately-labeled contact lenses and lens cleaning solutions presently being offered by the Company and certain of its franchisees. Examinations by licensed optometrists are generally available on the premises of, or directly adjacent to, all Sterling Stores.

       The Company continually prepares and revises its in-store, point-of-purchase displays, which provide various promotional messages to customers upon arrival at Sterling Stores. Both Company-owned and most franchised Sterling Stores participate in advertising and in-store promotions, which include visual merchandising techniques to draw attention to the products displayed in the Sterling Store in question. The Company is also in the process of refining its interactive web site on which its products are offered, and, in many instances, also uses direct mail advertising to reach prospective, as well as, existing consumers.

       The Company annually budgets approximately 4% to 6% of system-wide sales for advertising and promotional expenditures. Generally, franchisees are obligated to contribute a percentage of their Sterling Store's gross revenues to the Company's segregated advertising fund accounts, which the Company maintains for advertising, promotions and public relations programs. In most cases, the Company permits each franchisee to direct the expenditure of approximately 50% of such contributions, with the balance being expended to advertise and promote all Sterling Stores located within a specific geographic area, and/or on national promotions and campaigns.

Management Information Systems

       Over the past few years, management had conducted research as to the availability and development of a point-of-sale computer system (the "POS System" or the "System") for use in both Company-operated and franchised Sterling Stores. The Company tested several systems available in the marketplace, as well as developed and installed, on a trial basis, its own Windows-based POS System. During 1995, as a result of this research, the Company undertook the installation of ADD-POWER, a UNIX-based POS System (the "A-P System"), that is presently utilized by various retail optical chains in approximately 600 retail optical stores nationwide, to provide, among other features, inventory and patient database management. The Company, however, has recently completed a test of a "smart" cash register/computer system which it intends to install in most of its Company operated Sterling Stores, which system is far less expensive than the A-P System but is capable of providing the same information and controls.

Government Regulation

       Ophthalmic excimer lasers are considered medical devices and are subject to regulation by the FDA. The Company understands that Summit Technology, Inc. ("Summit") and VISX Incorporated ("VISX"), the manufacturers of the excimer laser systems that the Company currently uses in its Insight Laser Center or makes available to its Affiliated Physicians, have received approval from the FDA for their use to treat certain degrees of near-sightedness. This approval contains restrictions on the use, labeling, promotion and advertising of the excimer laser. In addition, as part of the FDA approval process, Summit and VISX have agreed to conduct post-marketing studies on the long-term safety of the excimer laser, including continuing to follow patients treated in existing studies, for at least four years after FDA approval, to assure that those parties' vision remains stable over long periods of time.

       Manufacturers of lasers are also subject to regulation under the Electronic Product Radiation Control Provisions of the Federal Food, Drug and Cosmetic Act. This law requires laser manufacturers to file new product and annual reports, maintain quality control, keep product testing and sales records, incorporate certain design and operating features in lasers to end-users, and certify and label each laser sold as belonging to one of four classes based on the level of radiation (from the laser) that is accessible to users. Certain maintenance levels at the user level are also required. Various warning labels must be affixed and certain protective devices installed, depending on the class of the product. The Federal Food, Drug and Cosmetic Act applicable to all medical devices, imposes fines and other remedies for violations of the regulatory requirements.

       The Company and its operations (including those pertaining to its provision of administrative and consulting services to the licensee of the Ambulatory Center) are subject to extensive federal, state and local laws, rules and regulations affecting the health care industry and the delivery of health care, including laws and regulations prohibiting the practice of medicine and optometry by persons not licensed to practice medicine or optometry, prohibiting the unlawful rebate or unlawful division of fees and limiting the manner in which prospective patients may be solicited. The regulatory requirements that the Company must satisfy to conduct its business will vary from state to state. In particular, some states have enacted laws governing the ability of ophthalmologists and optometrists to enter into contracts to provide professional services with business corporations or lay persons, and some states prohibit the Company from computing its continuing royalty fees based upon a percentage of the gross revenues of the fees collected by its affiliated optometrists. Various federal and state regulations limit the financial and non-financial terms of agreements with these health care providers; and the revenues potentially generated by the Company differ among its various health care provider affiliations.

       The FDA and other United States state or local government agencies may amend current rules and regulations, or adopt new rules and regulations that could affect the use of ophthalmic excimer lasers for LASIK, and thereby adversely affect the business of the Company.

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

Environmental Regulation

       The Company's business activities are not significantly affected by environmental regulations, and no material expenditures are anticipated in order for the Company to comply with any environmental regulations. However, the Company is subject to certain regulations promulgated under the Federal Environmental Protection Act ("EPA") with respect to the grinding, tinting, edging and disposal of ophthalmic lenses and solutions. In addition, the Company is subject to additional EPA regulations as a result of its use of the excimer laser approved by the FDA.

Seasonality

       The Company's retail optical and laser correction businesses, as well as the operation of the Ambulatory Center, are not seasonal.

Patents and Trademarks

       The Company has registered, among others, the following trademarks and/or service marks with the United States Patent and Trademark Office and the Canadian Registrar of Trademarks: "Sterling Optical," "IPCO Optical" and "Site For Sore Eyes". The Company believes that these trademarks and service marks have acquired significant commercial value and have helped to promote the Company's reputation, even though the Company intends to change the trade name of most Sterling Stores (other than the Site for Sore Eyes stores located in Northern California) to "Sterling Optical." In connection with the Company's prior acquisition of the net assets or capital stock of five retail optical chains, the Company also acquired several additional trademarks, some of which its franchisees continue to utilize in connection with the operation of their Sterling Stores.

Associates

       As of December 31, 2000, the Company employed approximately 265 individuals, of which approximately 30% were employed on a full-time basis. Except for those individuals employed at Company-operated/managed Sterling Stores located in the New York metropolitan area, and except for those individuals employed by the Registrant's wholly-owned subsidiary, Insight IPA of New York, Inc. (which solicits managed care provider agreements in the State of New York), no employees are covered by any collective bargaining agreement. The Company considers its labor relations with its associates to be in good standing and has not experienced any interruption of its operations due to disagreements.

ITEM 2.  PROPERTIES

         The Company's headquarters, approximately 11,887 square feet in size (or approximately 33% of the entire building), are located in an office building (beneficially owned by certain of the Company's principal shareholders) at 1500 Hempstead Turnpike, East Meadow, New York 11554, under a sublease which expires in 2006. This facility houses the Company's principal executive and administrative offices.

         The Company leases the space occupied by all of its Company-owned Sterling Stores and the majority of its franchised Sterling Stores. The balance of the leases for franchised Sterling Stores are held in the names of the individual franchisees.

         Sterling Stores are generally located in commercial areas, including major shopping malls, strip centers, free-standing buildings and other areas conducive to retail trade. Sterling Stores range from 1,000 to 2,000 square feet per location.

         The Company also leases the space occupied by its laser center located in Trump Tower, New York City.

ITEM 3.  LEGAL PROCEEDINGS

         On March 2, 2001, Sara V. Traberman, the former Chief Financial Officer of the Company, notified the Company of her election to terminate her Employment Agreement, as amended, as a result of the failure of the Company to dispose of substantially all of its non-Internet related assets on or prior to March 1, 2001. Ms. Traberman demanded payment of severance, in the approximate amount of $1,300,000, together with the immediate vesting of 400,000 stock options previously granted to Ms. Traberman pursuant to her Employment Agreement. As of the date hereof, the parties are attempting to reach an amicable settlement of such claim.

         In February 2001, five of the Company's Site for Sore Eyes Franchisees (owning an aggregate of seven franchised Site for Sore Eyes Stores) commenced an action in the United States District Court for the Northern District of California seeking: (i) $35,000,000 of damages as a result of the Company's alleged breach of the Franchise Agreement pursuant to which each such Franchisee operates its Site for Sore Eyes Optical Center, (ii) fraud and violations of California law; and (iii) a declaratory judgment that each such Franchise Agreement has been modified to afford each plaintiff certain rights which are in addition to those set forth in the applicable Franchise Agreements. As of the date hereof, the Company's time to answer has been extended pending the parties attempt to reach an amicable settlement of this dispute at a meeting to be held on April 10, 2001.

         In November 2000, Rare notified the Company that the Company was allegedly in default of the terms of the Professional Services Master Agreement (the "Agreement") entered into between the Company and Rare in February 2000, as a result of the Company's refusal to permit the transfer of the 1,000,000 shares of its Common Stock previously issued to Rare in partial consideration of the services to be rendered to the Company pursuant to such Agreement. In February 2001, Rare additionally claimed that there was due and owing to it the additional approximate sum of $840,000 for rent for office space utilized by the Company, in both Dallas, Texas and New York City, pending the opening of the Company's corporate offices in each such city, and for additional services rendered to the Company by certain of its employees, all of which, the Company believes were to be provided to it without additional cost. The Company has advised representatives of Rare that, in their opinion, Rare failed failed to provide the services required of it pursuant to such Agreement, which necessitated the Company to end such Agreement. As of the date hereof, the parties are attempting to reach an amicable settlement of this matter.

         In 1999, the Company commenced an action, in the Supreme Court of the State of New York, against Dr. Larry Joel and Apryl Robinson for amounts claimed due, by the Company, on a series of five separate Negotiable Promissory Notes issued by corporations owned by the defendants in connection with their purchase of the assets of, and a Sterling Optical Center Franchise for, an aggregate of four of the Company's retail optical stores and an optical laboratory, the repayment of each of which Notes was personally guaranteed by each of the defendants. In response thereto, the defendants asserted counterclaims in excess of $13,000,000, based upon the Company's alleged failure to comply with the terms of an oral, month-to-month consulting agreement between Dr. Joel and the Company, as well as to purchase the assets of various companies owned by Dr. Joel, including Duling Optical and D & K Optical, notwithstanding the fact that:
(i) the parties failed to agree upon the terms of any such purchase; (ii) the parties failed to enter into any written agreement memorializing such transaction; and (iii) the Company subsequently purchased such assets from Norwest Bank (which held a first lien on substantially all of said assets as collateral for various loans made to each of said entities, all of which were then in default), in a private foreclosure sale. In March 2001, the Appellate Division granted the Company's Motion for Summary Judgment on the issue of the defendants' liability, as guarantors of each of such Notes, a hearing on damages having been scheduled for May 14, 2001. In addition, in March, 2001, the Company filed an additional Motion for Summary Judgment seeking dismissal of all of such counterclaims; and the defendant, Dr. Joel, thereafter filed a cross-motion seeking a determination that the Company breached such oral, month-to-month consulting agreement and that he is, accordingly, entitled to damages of approximately $1,500,000, both of which motions have not yet been decided by the Court.

         In addition to the foregoing, the Company is a defendant in certain lawsuits alleging various claims incurred in the ordinary course of business. These claims are generally covered by various insurance policies, subject to certain deductible amounts and maximum policy limits. In the opinion of management, the resolution of such additional, existing lawsuits should not have a material adverse effect, individually or in the aggregate, upon the Company's business or financial condition. Other than as set forth above, management believes that there are no other legal proceedings pending or threatened to which the Company is, or may be a party, or to which any of its properties are, or may be, subject, which are likely to have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted to a vote by the Company's shareholders during the fourth quarter ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Registrant's Common Stock has been listed on the Nasdaq National Market System ("Nasdaq") under the trading symbol "ISEE" since December 25, 1995. The range of the high and low sales prices for the Registrant's Common Stock for each quarterly period to date for the last two years is as follows:

                           2000                    1999
                    -----------------       ------------------
Quarter Ended:        High      Low          High        Low
- --------------      -------   -------       -------    -------

March 31            $15.13     $5.44         $5.50      $2.88
June 30              $8.19     $1.88         $4.94      $3.00
September 30         $2.63     $0.94         $4.13      $2.13
December 31          $1.50     $0.19         $7.69      $1.50


       The approximate number of shareholders of record of the Company's Common Stock at March 30, 2001 was 340.

       The number of shareholders of record of the Company's Senior Convertible Preferred Stock at March 20, 2001 was 2.

       Historically, the Company has not paid dividends on its Common Stock, including during 1999 or 2000, and has no intention to pay dividends on its Common Stock in the foreseeable future. It is the present policy of the Company's Board of Directors to retain earnings, if any, to finance the Company's operations and expansion.

       On December 16, 1999, the Company issued to MY2000, LLC (the "Holder") warrants to purchase 2,500,000 shares of its Common Stock in exchange for such Holder's oral agreement to render advisory services to the Company's Board of Directors with respect to the development of its Internet business and strategies. The warrants were immediately exercisable at $2.00 per share and expire on December 2, 2004. The estimated fair value of the warrants as of the date of issuance was approximately $2,000,000, as determined using the Black-Scholes option-pricing model. These securities were issued pursuant to the exemption available under Section 4(2) of the Securities Act of 1933, as amended. During the first quarter of 2000, 1,000,000 of these warrants were exercised at $2.00 per share. The remaining warrants were outstanding as of December 31, 2000 and also provide for an exercise price of $2.00 per share.

       The Nasdaq National Market System requires that the Company maintain a minimum of $4,000,000 of net tangible assets to maintain its Nasdaq National Market listing. The Company's net tangible assets at December 31, 2000 was $2,101,000. Accordingly, the Company anticipates that it may require additional funds to maintain the Nasdaq net tangible assets requirement; and there can be no assurance that the Company will be able to generate adequate funds from operations, that funds will be available from equity financings, or that if available, any such financings will be available on favorable terms and conditions. The Nasdaq National Market System also requires a minimum bid price of $1.00 for continued listing. If at any time the bid price for the Company's Common Stock falls below $1.00 for a period of thirty consecutive business days, the Nasdaq National Market System has the right to notify the Company of its intent to delist such stock if, within the ninety-day period thereafter, the bid price for the stock is not at least $1.00 per share for a minimum of ten consecutive business days. The Company's Common Stock has failed to trade at a minimum bid price of $1.00 over the last thirty consecutive trading days. If the Company's Common Stock were delisted, such delisting could have an adverse affect on the trading prices of the Company's Common Stock and could adversely affect the liquidity of the shares held by the Company's stockholders.

       On February 11, 2000, the Company issued 1,000,000 shares of its Common Stock to Rare Medium, Inc. ("Rare"), pursuant to the terms of the Professional Services Master Agreement (the "Agreement") entered into between Rare and the Company. Under the terms of this Agreement, Rare was to provide professional services to assist the Company with its web-based business strategy, including the development of multiple web sites, operations planning and other services related to building its Internet business. The terms of the Agreement afforded Rare a price-protection guarantee on any such shares sold in the open market at a price of less than $3.00 per share, and contained certain "lock-up" provisions regarding the ability to sell such shares prior to certain dates. At the time these shares were issued to Rare, the Company's Common Stock was trading at $9.75 (see Item 3 - Legal Proceedings). The Company also issued 10,000 shares of its Common Stock to Teemwork Kommunikations GmbH, based in Hamburg, Germany, in exchange for such company's agreement to provide certain investor relations services for the Company. All of these securities were issued pursuant to the exemption available under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), but were subsequently registered (for resale) under the Act.

       During the first quarter of 2000, certain of the original holders of the Company's Senior Convertible Preferred Stock, par value $.01 per share originally issued by the Registrant from the private placement completed in February 1998 exercised their right to convert an aggregate of $1,851,250 stated value of Senior Convertible Preferred Stock, into an aggregate of 2,468,334 shares of the Company's Common Stock. The Senior Convertible Preferred Stock has a conversion price of $0.75. As of December 31, 2000, there were 2.51 shares of Senior Convertible Preferred Stock outstanding, with a stated value of $287,000. These securities were issued pursuant to the exemption available under Section 4(2) of the Act, but were subsequently registered (for resale) under the Act. The warrants issued in connection with the Senior Convertible Preferred Stock expired on February 28, 2001.

       In the first quarter of 2000, the Company completed a private placement pursuant to which it sold an aggregate of 1,677,570 Units. Each Unit consisted of one share of the Company's Series B Convertible Preferred Stock with a liquidation preference of $7.00 per share, and one Series B Warrant to purchase one-half share of Series B Preferred Stock at an exercise price, per one-half share, equal to $7.59, which Series B Warrants will expire on February 13, 2005. Each share of Series B Preferred Stock was automatically converted into two shares of the Company's Common Stock upon the Company's filing of an amendment to its Certificate of Incorporation increasing its authorized Common Stock to 50,000,000 shares, which was approved by a majority of its shareholders on April 17, 2000. Each Series B Warrant was initially exercisable for one-half share of Series B Preferred Stock; however, upon the automatic conversion of the Series B Preferred Stock into an aggregate of 3,355,140 shares of the Company's Common Stock, the Series B Warrants (to the extent not previously exercised) became exercisable, at the same exercise price, for one share of Common Stock. At December 31, 2000, 1,677,570 Series B Warrants were outstanding. In connection with the private placement, the Company issued to the placement agents 500,000 warrants to purchase shares of the Company's Common Stock at an exercise price of $7.59, which warrants will expire on February 13, 2005. The net proceeds from such private placement of approximately $10,618,000 was intended to be used by the Company in connection with the development of its new Internet business. These securities were issued pursuant to the exemption available under Section 4(2) of the Act, but were subsequently registered (for resale) under the Act.

ITEM 6.  SELECTED FINANCIAL DATA


               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA


       The following Selected Financial Data is qualified by reference to, and should be read in conjunction with Item. 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the related notes thereto included in Item 8 of this Report, which Consolidated Financial Statements have been examined and reported on by Arthur Andersen LLP, independent public accountants, with respect to the years ended December 31, 2000, 1999 and 1998. The financial statements for the years ended December 31, 1997 and 1996 were audited by Deloitte & Touche LLP, independent public accountants.

      The Company, in March, 2000, commenced the development of its Internet Division. On June 26, 2000, the Registrant's Board of Directors approved a plan to sell the Company's Sterling Optical division, its majority-owned subsidiary, Insight Laser, and the assets of the Ambulatory Center, and subsequently engaged an investment banking firm to assist in the sale of such segments of the Company's business. As a result, the net assets, operating results and cash flows of Sterling Optical, Insight Laser and the Ambulatory Center divisions were presented as discontinued operations in the Company's Consolidated Condensed Financial Statements included in the Registrant's Forms 10-Q for the second and third quarters ended June 30, 2000 and September 30, 2000, respectively. On March 21, 2001, the Company's Board of Directors resolved to no longer pursue a sale of the Sterling Optical division, but rather to focus on growing such business; and, in connection therewith, the Company's Board of Directors approved a plan to discontinue the further development of its Internet Division, while pursuing its plan of disposal of the assets of such division, as well as its Insight Laser and the Ambulatory Center divisions. The Company's historical financial information has been restated to report the operating results, net assets and cash flows of the Internet Division, Insight Laser and Ambulatory Center as discontinued operations for all periods presented.



Statement of Operations Data:                                 (In thousands except for per share data and number of stores)

                                                                                  Year Ended December 31,
                                                              -------------------------------------------------------------
                                                                 2000       1999          1998          1997         1996
                                                              --------    --------      --------      --------     --------
System-wide sales (1)                                         $128,775    $140,321      $147,402      $145,534     $131,063
                                                              ========    ========      ========      ========     ========

Net revenues                                                  $ 23,058    $ 29,580      $ 32,582      $ 35,193     $ 38,832
                                                              --------    --------      --------      --------     --------
Loss from continuing operations                                (14,628)     (2,691)      (16,821)      (12,670)      (1,159)
                                                              --------    --------      --------      --------     --------
(Loss) income from discontinued operations                     (15,533)        430          (956)       (1,492)      (3,331)
                                                              --------    --------      --------      --------     --------

Loss on disposal of discontinued operations                     (8,831)          -             -             -            -
(Loss) income from discontinued operations                     (24,364)        430          (956)       (1,492)      (3,331)
                                                              --------    --------      --------      --------     --------
Net loss                                                      $(38,992)   $ (2,261)     $(17,777)     $(14,162)    $ (4,490)
                                                              --------    --------      --------      --------     --------
Loss per share attributable to common
         shareholders - basic and diluted                     $  (3.07)   $  (0.38)     $  (1.23)     $  (1.02)    $  (0.36)
                                                              --------    --------      --------      --------     --------

Weighted-average common shares - basic and diluted              23,627      15,232        14,627        13,883       12,341
                                                              ========    ========      ========      ========     ========

Balance Sheet Data:

Working capital (deficit)                                     $ (3,987)   $ (4,795)     $ (3,351)     $  3,472     $ (3,803)
Total assets                                                    22,531      30,312        32,685        43,265       43,415
Total debt                                                         754       7,347         9,751        11,120        9,857
Shareholders' equity                                             3,905      14,161        12,547        21,271       19,557



Sterling Store Data:
                                                                        (In thousands except number of stores)
                                                                               Year Ended December 31,
                                                              ----------------------------------------------------------
                                                                 2000        1999        1998       1997       1996
                                                              ----------- ----------- ----------- ---------- -----------

Company-owned stores bought, opened or reacquired                  3          11           6          7          24
Company-owned stores sold or closed                              (13)        (16)        (21)       (19)        (33)
Company-owned stores at end of period                             20          30          35         50          62
Company-owned stores being managed by Franchisees at end of
   period                                                         12           6           6          0           0
Franchised stores being managed by Company at end of period        3           5          12          6           6
Franchise-owned/managed stores at end of period                  201         218         251        263         257

Average sales per store: (2)
Company-owned stores                                            $396        $420        $478       $424        $395
Franchised stores                                               $546        $495        $475       $478        $392
Average franchise royalties per franchised store (2)            $ 42        $ 38        $ 35       $ 37        $ 43


(1) System-wide sales represent combined retail sales generated by Company owned and franchised stores, as well as revenues generated by VCC.

(2) Average sales per store and average franchise royalties per franchised store are computed based upon the weighted average number of Company-owned and franchised stores, respectively, for each of the specified periods. For periods less than a year, the averages have been annualized.

UNAUDITED QUARTERLY FINANCIAL DATA:

         The following unaudited quarterly financial information for fiscal year 2000 and 1999 is set forth below, as if the Sterling Optical division was the sole continuing operation during these periods. All dollar amounts are in thousands, except per share data:


                                                                            Re-stated
                                                 -----------------------------------------------------------------
                                                                          Quarter Ended
                                                 -----------------------------------------------------------------
                                                    March 31,       June 30,       September 30,      December 31,
                                                      2000            2000             2000               2000
                                                   ----------       --------       -------------      ------------
Fiscal 2000

 Net Revenues                                      $ 6,533          $  5,724          $ 5,653          $  5,148
 Net (loss) income from continuing operations      $(1,767)         $    760          $  (181)         $(13,440)
 Loss from discontinued operations*                $  (208)         $(10,395)         $(5,564)         $ (8,197)
 Net loss                                          $(1,975)         $ (9,635)         $(5,745)         $(21,637)
 Net  income  (loss)  per  share,  basic  and      $ (1.67)         $  (0.56)         $ (0.22)         $  (0.92)
 diluted

                                                                            Re-stated
                                                 -----------------------------------------------------------------
                                                                          Quarter Ended
                                                 -----------------------------------------------------------------
                                                    March 31,       June 30,       September 30,      December 31,
                                                      1999            1999              1999              1999
                                                    ---------       --------       -------------      ------------
Fiscal 1999
 Net Revenues                                        $8,200          $7,418           $6,944            $ 7,018
 Net (loss) income from continuing operations        $  368          $   48           $ (178)           $(2,929)
 (Loss) income from discontinued operations*         $  100          $  244           $  290            $  (204)
 Net (loss) income                                   $  468          $  292           $  112            $(3,133)
 Net income (loss) per share, basic                  $ 0.02          $ 0.02           $ 0.01            $ (0.32)
 Net income (loss) per share, diluted                $(0.08)         $(0.06)          $(0.08)           $ (0.32)

*The following selected financial data provides a reconciliation between loss from discontinued operations, as shown above, to that which was presented by the Company in its previously filed Quarterly Reports on Form 10-Q:

                                                                          Quarter Ended
                                                 -----------------------------------------------------------------
                                                    March 31,       June 30,       September 30,      December 31,
                                                      2000            2000             2000              2000
                                                    ---------       --------       -------------      ------------
Fiscal 2000
Internet Division                                    $(141)         $ (4,612)          $(1,574)          $(13,246)
Insight Laser                                        $ (66)         $   (235)          $  (240)          $   (542)
Ambulatory Center                                    $  (1)         $    (43)          $    10           $ (3,674)
Accrued disposal costs                               $   -          $ (5,505)          $(3,760)          $  9,265
                                                     -----          --------           -------           --------
(Loss) income from discontinued operations           $(208)         $(10,395)          $(5,564)          $ (8,197)
                                                     =====          ========           =======           ========

                                                                          Quarter Ended
                                                    --------------------------------------------------------------
                                                    March 31,       June 30,       September 30,      December 31,
                                                      1999            1999             1999               1999
                                                    ---------       --------       -------------      ------------
Fiscal 1999
Insight Laser                                         $ 58            $219             $267             $(117)
Ambulatory Center                                     $ 42            $ 25             $ 23             $ (87)
                                                      ----            ----             ----             -----
     (Loss) income from discontinued operations       $100            $244             $290             $(204)
                                                      ====            ====             ====             =====




ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

      This Report contains certain forward-looking statements and information relating to the Company that is based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. When used in this Report, the words "anticipate", "believe", "estimate", "expect", and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events, are not guarantees of future performance and are subject to certain risks and uncertainties. These risks and uncertainties may include: product demand and market acceptance risks; the effect of economic conditions; success of transactions with third parties; the impact of competitive products, services and pricing; product development, commercialization and technological difficulties; the outcome of current and future litigation; delisting by Nasdaq; and other risks described elsewhere herein. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, or expected. The Company does not intend to update these forward-looking statements.

      The Company's historical financial information has been restated to report the operating results, net assets and cash flows of the Internet Division, Insight Laser and Ambulatory Center through December 2000, as discontinued operations for all periods presented. The following discussion and analysis focuses on continuing operations, as restated, unless otherwise noted.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999

         Net sales for Company-owned stores, as well as revenues generated by VCC, a specialized health care maintenance organization licensed by the California Department of Corporations, decreased by approximately $5,486,000, or 31.2%, to $12,115,000 for the year ended December 31, 2000, as compared to $17,601,000 for the comparable period in 1999. This decrease was principally due to a lower number of stores in operation for the year ended December 31, 2000, as compared to the comparable period in 1999, as described below. As of December 31, 2000, there were 233 Sterling Stores in operation, consisting of 32 Company-owned stores (including 12 Company-owned stores being managed by franchisees) and 201 franchised stores (including 3 franchised stores being managed by the Company on behalf of franchisees), as compared to 254 Sterling Stores in operation for the comparable period in 1999, consisting of 36 Company-owned stores (including 6 Company-owned stores being managed by franchisees) and 218 franchised stores (including 5 stores being managed by the Company on behalf of franchisees). On a same store basis (for stores that operated as a Company-owned store during the entirety of both of the years ended December 31, 2000 and 1999), comparative net sales decreased by $257,000, or 3.8%, to $6,524,000 for the year ended December 31, 2000, as compared to $6,781,000 for the comparable period in 1999.

       Franchise royalties decreased by $278,000, or 3.0%, to $9,077,000 for the year ended December 31, 2000, as compared to $9,355,000 for the comparable period in 1999. This decrease is a result of fewer franchised stores in operation throughout fiscal year 2000 as compared to fiscal year 1999.

       Net gains and fees on the conveyance of Company-owned store assets to franchisees, including renewal fees and the fees related to the transfer of ownership from one franchisee to another, decreased by $369,000, or 55.3%, to $298,000 for the year ended December 31, 2000, as compared to $667,000 for the comparable period in 1999. This decrease was principally due to the conveyance of the assets of 3 Company-owned stores to franchisees during the year ended December 31, 2000, as compared to the conveyance of the assets of 13 Company-owned stores to franchisees for the comparable period in 1999. Management believes that this decrease was principally due to the Company's decision to sell the assets of its Sterling Optical division, which was believed to negatively impact the marketability of Sterling Stores to independent franchisees.

       Interest on franchise notes receivable decreased by $255,000, or 17.4%, to $1,210,000 for the year ended December 31, 2000, as compared to $1,465,000 for the comparable period in 1999. This decrease was principally due to reductions of the principal balance of several franchisees notes and fewer notes being generated during fiscal 2000.

       Other income (primarily initial franchise fees) decreased by $134,000, or 27.2%, to $358,000 for the year ended December 31, 2000, as compared to $492,000 for the comparable period in 1999, due to fewer stores being franchised during fiscal year 2000.

       The Company's gross profit margin decreased by 4.3%, to 68.1% for the year ended December 31, 2000, as compared to 72.4% for the comparable period in 1999, due to the mix of products being sold during each respective period. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competition and promotional incentives.

       Selling, general and administrative expenses increased by $8,782,000, or 37.2%, to $32,391,000 for the year ended December 31, 2000, as compared to $23,609,000 for the comparable period in 1999. This increase was primarily related to an increase of approximately $5,960,000 in the provision for doubtful accounts associated with accounts and notes receivable due from franchisees. This increase was a direct result of a change in management philosophy, policy, direction, and related course of action resulting from a change in the Company's senior management personnel subsequent to year-end, to take back franchise stores or reevaluate notes receivable due from various problem franchisees. The Company has taken back 7 franchised store locations since December 31, 2000. Additionally, the increase in selling, general and administrative expense includes approximately $4,300,000 of impairment losses for advertising expenses and related receivables incurred on behalf of franchisees in the current period and in prior years, all of which was determined in fiscal year 2000 to be unrealizable, or uncollectible, by the Company. A third factor for the increase in selling, general and administrative expense was an approximate $1,100,000 charge related to the impairment of certain fixed assets. Offsetting this increase was a decrease of approximately $2,200,000 in Company store related operating costs due to the reduction in the number of Company-owned stores in operation for the year ended December 31, 2000, as compared to the comparable period in 1999.

       Warrant issuance and induced conversion costs decreased by $2,005,000, or 84.6%, to $366,000 for the year ended December 31, 2000, from $2,371,000 for the comparable period in 1999. This decrease was principally due to the incurrence, during fiscal year 1999, of $2,000,000 of expenses related to the Company's issuance of 2,500,000 warrants to the Holder, all of which vested immediately.

       Loss from the operation of franchised stores managed by the Company increased by approximately $22,000, or 3.6%, to approximately $(627,000) for the year ended December 31, 2000, as compared to approximately $(605,000) for the comparable period in 1999.

       Interest expense decreased by $398,000, or 48.0%, to $432,000 for the year ended December 31, 2000, as compared to $830,000 for the comparable period in 1999. This decrease resulted from a decrease in long-term debt during the year ended December 31, 2000, as compared to the comparable period in 1999.

       The Company incurred a net loss from continuing operations of $(14,628,000) for the year ended December 31, 2000 as compared to a net loss of $(2,691,000) for the comparable period in 1999. These losses were a result of the items discussed above.

       Loss from discontinued operations represents the net loss from operating results of the Company's Internet Division, Insight Laser and Ambulatory Center of $(19,573,000), $(1,083,000) and $(3,708,000), respectively. The loss for the
Internet Division included a net operating loss of $15,409,000 (which included a non-cash charge for web-site development costs of $9,750,000), a non-cash impairment charge of $711,000 on the expected disposal of certain assets and $3,453,000 for estimated future losses and liabilities through the anticipated disposal date. The loss for Insight Laser included net operating losses of $169,000, a non-cash impairment charge of $803,000 on the expected disposal of certain assets and $111,000 for estimated future losses and liabilities through the anticipated disposal date. The loss for the Ambulatory Center included net operating income of $31,000, a non-cash impairment charge of $2,594,000 on the expected disposal of certain assets, and $1,145,000 for estimated future losses and liabilities through the anticipated disposal date.


FOR THE YEAR ENDED DECEMBER 31, 1999 COMPARED TO DECEMBER 31, 1998

         Net sales for Company-owned stores, as well as revenues generated by VCC, a specialized health care maintenance organization licensed by the California Department of Corporations decreased by approximately $3,017,000, or 14.6%, to $17,601,000 for the year ended December 31, 1999, as compared to $20,618,000 for the comparable period in 1998. This decrease was principally due to a lower number of stores in operation for the year ended December 31, 1999, as compared to the comparable period in 1998 as described below. As of December 31, 1999, there were 254 Sterling Stores in operation, consisting of 36 Company-owned stores (including 6 Company-owned stores being managed by franchisees) and 218 franchised stores (including 5 franchised stores being managed by the Company on behalf of franchisees), as compared to 292 Sterling Stores in operation for the comparable period in 1998, consisting of 41 Company-owned stores (including 6 Company-owned stores being managed by franchisees) and 251 franchised stores (including 12 stores being managed by the Company on behalf of franchisees). On a same store basis (for stores that operated as a Company-owned store during the entirety of both of the years ended December 31, 1999 and 1998), comparative net sales decreased by $545,000, or 5.7%, to $9,032,000 for the year ended December 31, 1999, as compared to $9,577,000 for the comparable period in 1998.

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

       Interest on franchise notes decreased by $412,000 to $1,465,000 for the year ended December 31, 1999, as compared to $1,877,000 for the comparable period in 1998. This decrease was principally due to certain franchisees voluntarily prepaying their notes prior to the scheduled maturity dates thereof.

       Other income (primarily franchise fees) increased $104,000 to $492,000 for the year ended December 31, 1999, as compared to $388,000 for the comparable period in 1998.

       The Company's gross profit margin increased by 8.6%, to 72.4% for the year ended December 31, 1999, as compared to 63.8% for the comparable period in 1998. This increase resulted principally from improved cost controls at the store level. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competition and promotional incentives.

       Selling, general and administrative expenses (including depreciation) decreased by $11,428,000, or 32.6%, to $23,609,000, or 79.8% of revenues, for the year ended December 31, 1999, as compared to $35,037,000 or 107.6% of revenues for the comparable period in 1998. The decrease resulted principally from a decrease of approximately $6,000,000 in the Company's provision for doubtful accounts and store closings, a decrease of approximately $1,000,000 of certain nonrecurring professional fees, a decrease of approximately $550,000 in depreciation expenses, and a decrease in payroll costs at the store level for the year ended December 31, 1999, as compared to the comparable period in 1998.

       Warrant issuance and induced conversion costs increased by $1,949,000 to $2,371,000 for the year ended December 31, 1999, from $422,000 for the comparable period in 1998. This increase was principally due to the incurrence of $2,000,000 of expenses related to the Company's issuance of 2,500,000 warrants, all of which vested immediately, to an outside consultant.

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

       Interest expense decreased by $444,000, or 34.9%, to $830,000 for the year ended December 31, 1999, as compared to $1,274,000 for the comparable period in 1998. This decrease resulted from a decrease in long-term debt for the year ended December 31, 1999, as compared to the comparable period in 1998, and from a decrease of amortization of debt issuance costs of $155,000 for the year ended December 31, 1999.

       The Company incurred a net loss from continuing operations of $(2,691,000) for the year ended December 31, 1999 as compared to a net loss of $(16,016,000) for the comparable period in 1998. In 1999, non-cash charges of $2,371,000 were incurred relating to the issuance of warrants to an outside consultant and induced warrant conversion costs. In 1998, certain non-cash charges of approximately $10,700,000 were incurred related to the Company's provision for doubtful accounts, provision for store closings, and amortization of debt discount and extraordinary item.

       Loss from discontinued operations represents the net loss from operating results of the Company's Insight Laser and Ambulatory Center. The Internet Division did not have any operations in 1999 or 1998. The Company, in fiscal year 2000, decided to dispose of these two divisions and accordingly they have been presented as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

       For the year ended  December  31,  2000,  cash  flows  used in  operating activities were $(1,915,000), as compared to cash flows used in operating activities of $(1,006,000) for the year ended December 31, 1999. Net loss from continuing operations was $(14,628,000), which included a provision for doubtful accounts of approximately $6,967,000 and an asset impairment charge of
$1,131,000. These charges were taken as a direct result of a change in management philosophy, policy, direction, and related course of action resulting from a change in the Company's senior management personnel subsequent to year-end to take back franchise stores or reevaluate notes receivable due from various problem franchisees.

       For the year ended December 31, 2000, cash flows used by investing activities was $(131,000), as compared to cash provided of $1,604,000 for the comparable period in 1999. This decrease was principally due to a decrease of approximately $1,829,000, to $2,030,000, in proceeds from franchise and other notes receivables, an increase in capital expenditures for computer related equipment and a decrease in conveyance for cash of Company property and equipment to franchisees.

       For the year ended December 31, 2000, cash flows provided by financing activities was $11,513,000, principally due to proceeds received from the exercise of options and warrants of $7,692,000 and proceeds received from the Company's private placement, completed in March, 2000, of $10,618,000; reduced by payments on long-term debt of $6,594,000.

      On October 31, 2000, the Company announced a program to repurchase, in accordance with the applicable requirements of the Securities Exchange Act of 1934, as amended, up to 1,000,000 shares of its Common Stock at prevailing prices in open market transactions effected during the one-year period commencing November 1, 2000. The Company intends to fund such stock repurchase program from available working capital. As of December 31, 2000, the Company had repurchased 177,001 shares of its Common Stock at an average price of $1.14 per share.

       The Company's working capital deficit was $(3,987,000) at December 31, 2000. This amount includes approximately $1,475,000 of non-cash charges primarily related to discontinued operation impairments, although such charges do not require a cash payment in the future. Additionally, there was an aggregate of approximately $2,000,000 of liabilities recorded for potential settlements related to discontinued operations. These liabilities reflect a range of possible settlements, which the Company will seek to resolve for a lesser amount (but there can be no assurance that it will be able to do so). Lastly, included in such working capital deficit was a reserve of approximately $2,000,000 for potential leasehold obligations on the leases (for Sterling Stores) on which the Company is guarantor or directly holds such lease with the respective landlord. The Company believes that it will improve cash flows during 2001 by improving store profitability through increased monitoring of store-by-store operations and actual results as compared to expected results; a reduction of administrative overhead expenses, if necessary; development programs for franchisees; and seeking additional financing, if available.

       The Company believes that, in the furtherance of its business strategies, the Company's future capital requirements will include (i) the renovating and/or remodeling of Company-owned stores; (ii) acquiring retail optical stores, subject to the availability of qualified opportunities; and (iii) continued upgrading of management information systems for its Company operated Sterling Stores. Additionally, the Company may provide financing of sales of Company-owned store assets to franchisees, which is likely to defer the inflow of cash relating to the sales of such assets.


       The Company believes that, based on its current cash position, and the implementation of the plans described above, sufficient resources will be available for the Company to continue in operation through the end of the first quarter of fiscal year 2002. However, there can be no assurance that the Company will be able to generate positive cash flows and, even if it does, that such cash flows will be sufficient to adequately fund its ongoing operations and future plans. If the Company cannot generate sufficient cash flows from operations, it may be required to seek alternative debt and/or equity financing. However, there can be no assurance that such debt and/or equity financing will be available to the Company when necessary, or at terms that are attractive to the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                TABLE OF CONTENTS


                                                                     PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                              21

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets as of December 31, 2000 and 1999        22

  Consolidated Statements of Operations for the Years Ended
             December 31, 2000, 1999 and 1998                         23

  Consolidated Statements of Shareholders' Equity for the
             Years Ended December 31, 2000, 1999 and 1998             24

  Consolidated Statements of Cash Flows for the Years Ended
             December 31, 2000, 1999 and 1998                         25

  Notes to Consolidated Financial Statements                          26



       Information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Emerging Vision, Inc. (formerly known as Sterling Vision, Inc):


We have audited the accompanying consolidated balance sheets of Emerging Vision, Inc. (a New York corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the three years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emerging Vision, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the three years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                                             Arthur Andersen LLP
Melville, New York
March 29, 2001

      EMERGING VISION, INC. (f/k/a STERLING VISION, INC.) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                                                December 31,
                                                                                                          -----------------------
                                                                                                             2000         1999
                                                                                                          ----------   ----------

                                    ASSETS
Current assets:
         Cash and cash equivalents ....................................................................   $   5,215    $     108
         Franchise receivables, net of allowance of $3,521 and $2,443, respectively ...................       1,493        2,643
         Other receivables, net of allowance for doubtful account of $323 and $0, respectively ........       1,997          850
         Current portion of notes receivable from franchisees .........................................       2,622        2,670
         Inventories ..................................................................................       1,033        1,913
         Prepaid expenses and other current assets ....................................................         475          233
                                                                                                          ---------    ---------
                     Total current assets .............................................................      12,835        8,417
                                                                                                          ---------    ---------

Property and equipment, net ...........................................................................       2,995        3,719
Franchise notes and other receivables, net of allowance of $3,019 and $400, respectively ..............       3,926       10,626
Intangible assets, net ................................................................................       1,534        1,802
Other assets ..........................................................................................         401          731
Net assets of discontinued operations .................................................................         840        5,017
                                                                                                          ---------    ---------
                                Total assets ..........................................................   $  22,531    $  30,312
                                                                                                          =========    =========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Current portion of long-term debt ............................................................   $     221    $   5,995
         Accounts payable and accrued liabilities .....................................................      13,595        5,828
         Accrual for store closings ...................................................................        --            299
         Net liabilities of discontinued operations ...................................................       3,006        1,090
                                                                                                          ---------    ---------
                     Total current liabilities ........................................................      16,822       13,212
                                                                                                          ---------    ---------

Long-term debt ........................................................................................         533        1,352
                                                                                                          ---------    ---------
Excess of fair value of assets acquired over cost .....................................................         317          665
                                                                                                          ---------    ---------
Franchise deposits and other liabilities ..............................................................         954          922
                                                                                                          ---------    ---------

Commitments and contingencies (Note 12)

Shareholders' equity
     Preferred stock, $.01 par value per share; authorized 5,000,000 shares:
        Senior Convertible Preferred Stock, $100,000 liquidation  preference per share; 3 and 21 shares issued and
             outstanding, respectively ................................................................         287        2,417
     Common stock, $.01 par value per share; authorized 50,000,000 and 28,000,000 shares, resoectively;
             issued 25,559,231 and 16,676,630, respectively, and 25,382,230
             and 16,676,630 shares outstanding, respectively ..........................................         256          167
     Treasury stock, at cost, 177,001 and 0 shares, respectively ......................................        (203)        --
     Additional paid-in capital .......................................................................     119,453       55,023
     Accumulated deficit ..............................................................................    (115,888)     (43,446)
                                                                                                          ---------    ---------
                     Total shareholders' equity .......................................................       3,905       14,161
                                                                                                          ---------    ---------
                                Total liabilities and shareholders' equity ............................   $  22,531    $  30,312
                                                                                                          =========    =========

                           The accompanying  notes are an integral part of these consolidated balance sheets.


      EMERGING VISION, INC. (f/k/a STERLING VISION, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)


                                                                                                   For the Year Ended December 31,
                                                                                                  --------------------------------
                                                                                                     2000        1999       1998
                                                                                                  ---------    --------   --------
Revenues:
         Net sales ............................................................................   $ 12,115    $ 17,601    $ 20,618
         Franchise royalties ..................................................................      9,077       9,355       9,135
         Net gains and fees from the conveyance of Company-store assets to franchisees ........        298         667         564
         Interest on franchise notes ..........................................................      1,210       1,465       1,877
         Other income .........................................................................        358         492         388
                                                                                                  --------    --------    --------
                                                                                                    23,058      29,580      32,582
                                                                                                  --------    --------    --------
Costs and expenses:

         Cost of sales ........................................................................      3,870       4,856       7,463
         Selling, general and administrative expenses .........................................     32,391      23,609      35,037
         Loss from franchise stores operated under management agreements ......................        627         605         792
         Provision for store closings .........................................................          -           -       2,500
         Non-cash charges for issuance of warrants and induced conversions of warrants ........        366       2,371         422
         Amortization of debt discount ........................................................          -          -        1,110
         Interest expense .....................................................................        432         830       1,274
                                                                                                  --------    --------    --------
                                                                                                    37,686      32,271      48,598
                                                                                                  --------    --------    --------
Loss from continuing operations before provision for income taxes .............................    (14,628)     (2,691)    (16,016)
Provision for income taxes ....................................................................          -           -           -
                                                                                                  --------    --------    --------
Loss from continuing operations ...............................................................    (14,628)     (2,691)    (16,016)
                                                                                                  --------    --------    --------
Extraordinary item - loss from early retirement of debt .......................................          -           -        (805)
                                                                                                  --------    --------    --------
Discontinued operations: (Note 2)
     (Loss) income from discontinued operations ...............................................    (15,533)        430        (956)
     Loss on disposal of discontinued operations ..............................................     (8,831)          -           -
                                                                                                  --------    --------    --------
          (Loss) income from discontinued operations ..........................................    (24,364)        430        (956)
                                                                                                  --------    --------    --------
Net loss ......................................................................................   $(38,992)   $ (2,261)   $(17,777)
                                                                                                  ========    ========    ========

Per share information - basic and diluted: (Note 4)
            Loss from continuing operations....................................................   $  (2.04)   $  (0.41)   $  (1.10)
            Extraordinary item - loss from early retirement of debt ...........................          -           -       (0.06)
            (Loss) income from discontinued operations ........................................      (0.66)       0.03       (0.07)
            Loss on disposal of discontinued operations .......................................      (0.37)          -           -
                                                                                                  --------    --------    --------
         Net loss per share ...................................................................   $  (3.07)   $  (0.38)   $  (1.23)
                                                                                                  ========    ========    ========

Weighted-average number of common shares outstanding - basic and diluted ......................     23,627      15,232      14,627
                                                                                                  ========    ========    ========


                             The  accompanying  notes  are an  integral  part of these consolidated statements.


                                                     EMERGING VISION, INC. (f/k/a STERLING VISION, INC.) AND SUBSIDIARIES
                                                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                                                      (In Thousands, Except Share Data)

                                                                 Series B Convertible    Senior Convertible
                                                                   Preferred Stock        Preferred Stock        Common Stock
                                                                 Shares        Amount    Shares    Amount   Shares       Amount
                                                                 ------        ------    ------    ------  ----------   --------


BALANCE - DECEMBER 31, 1997................................         -        $   -            -   $    -   13,927,227   $   139
                                                               -----------   -------     ------   ------   ----------   --------
Issuance of common shares upon conversion of 1997
     Debentures............................................         -            -            -        -      395,630         4
Debt discount for the intrinsic value of the 1998
     Debentures and the fair value of the 1998 Warrants....         -            -            -        -            -         -
Issuance of common shares upon conversion of warrants......         -            -            -        -      550,000         6
Issuance of Senior Convertible Preferred Stock.............         -            -           35    4,025            -         -
Charge for payments related to stock price guarantees......         -            -            -        -            -         -
Stock dividend on Senior Convertible Preferred Stock.......         -            -            -        -       47,494         -
Issuance of non-employee stock options.....................         -            -            -        -            -         -
Net loss...................................................         -            -            -        -            -         -
                                                               -----------   -------     ------   ------   ----------   --------
BALANCE - DECEMBER 31, 1998................................         -            -           35    4,025   14,920,351       149
Issuance of common shares upon induced conversion
     of Senior Convertible Preferred Stock.................         -            -          (14)  (1,608)   1,172,500        12
Issuance of common shares to vendors and franchisees.......         -            -            -        -       61,273         1
Acquisition of RBG Consulting, Ltd.........................         -            -            -        -            -         -
Issuance of common shares upon exercise of warrants........         -            -            -        -      500,000         5
Charge for payments related to stock price guarantees......         -            -            -        -            -         -
Dividends on Senior Convertible Preferred Stock............         -            -            -        -       22,506         -
Issuance of warrants for consulting services...............         -            -            -        -            -         -
Charge related to reductions in exercise price of warrants.         -            -            -        -            -         -
Net loss...................................................         -            -            -        -            -         -
                                                               -----------   -------     ------   ------   ----------   --------
BALANCE - DECEMBER 31, 1999................................         -            -           21    2,417   16,676,630       167
Issuance of common shares upon induced conversion
     of Senior Convertible Preferred Stock.................         -            -          (18)  (2,130)   2,468,334        25
Exercise of stock options and warrants (Note 15)...........         -            -            -        -    2,048,460        20
Issuance of common shares for consulting services(Note 14).         -            -            -        -    1,010,000        10
Issuance of Series B Convertible Preferred Stock (Note 14).     1,677,570        -            -        -            -         -
Issuance of Common Stock warrants in connection with
     Series B Convertible Preferred Stock (Note 14)........         -            -            -        -            -         -
Accretion of dividends on Series B Convertible
     Preferred Stock (Note 14).............................         -         11,743          -        -            -         -
Issuance of common shares upon conversion of Series B
     Convertible Preferred Stock (Note 14).................    (1,677,570)   (11,743)         -        -    3,355,140        34
Issuance of common shares to franchisees...................         -            -            -        -          667         -
Issuance of warrants and options for consulting services...         -            -            -        -            -         -
Equity contribution related to extinguishment of
     debt to related party (Note 13).......................         -            -            -        -            -         -
Acquisition of treasury shares (Note 14)...................         -            -            -        -            -         -
Net loss...................................................         -            -            -        -            -         -
                                                               -----------   -------     ------   ------   ----------   --------
BALANCE - DECEMBER 31, 2000................................         -        $   -            3   $  287   25,559,231    $  256
                                                               ===========   =======     ======   ======   ==========   ========


                        The  accompanying  notes  are an  integral  part of these consolidated statements.



                                                    EMERGING VISION, INC. (f/k/a STERLING VISION, INC.) AND SUBSIDIARIES
                                                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY    - (CONTINUED)
                                                             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                                                      (In Thousands, Except Share Data)

                                                                Treasury Stock,     Additional                   Total
                                                                   at cost           Paid-In    Accumulated   Shareholders'
                                                               Shares      Amount    Capital     Deficit        Equity
                                                               ------      -----     --------   ---------      --------
BALANCE - DECEMBER 31, 1997.................................         -     $   -     $ 40,843   $ (19,711)     $ 21,271
                                                               -------     -----     --------   ---------      --------
Issuance of common shares upon conversion
      of 1997 Debentures....................................         -         -        1,648           -         1,652
Debt discount for the intrinsic value of the 1998
      Debentures and the fair value of the 1998 Warrants....         -         -        1,915           -         1,915
Issuance of common shares upon conversion of warrants.......         -         -        2,038           -         2,044
Issuance of Senior Convertible Preferred Stock..............         -         -         (525)          -         3,500
Charge for payments related to stock price guarantees.......         -         -         (285)          -          (285)
Stock dividend on Senior Convertible Preferred Stock........         -         -          175        (175)            -
Issuance of non-employee stock options......................         -         -          227           -           227
Net loss....................................................         -         -            -     (17,777)      (17,777)
                                                               -------     -----     --------   ---------      --------
BALANCE - DECEMBER 31, 1998.................................         -         -       46,036    (37,663)        12,547
Issuance of common shares upon induced conversion
     of Senior Convertible Preferred Stock..................         -         -        5,035     (3,439)             -
Issuance of common shares to vendors and franchisees........         -         -          249           -           250
Acquisition of RBG Consulting, Ltd..........................         -         -          640           -           640
Issuance of common shares upon exercise of warrants.........         -         -          995           -         1,000
Charge for payments related to stock price guarantees.......         -         -        (386)           -         (386)
Dividends on Senior Convertible Preferred Stock.............         -         -           83        (83)             -
Issuance of warrants for consulting services................         -         -        2,000           -         2,000
Charge related to reductions in exercise price of warrants..         -         -          371           -           371
Net loss....................................................         -         -            -      (2,261)       (2,261)
                                                               -------     -----     --------   ---------      --------
BALANCE - DECEMBER 31, 1999.................................         -         -       55,023     (43,446)       14,161
Issuance of common shares upon induced conversion
     of Senior Convertible Preferred Stock..................         -         -       23,812     (21,707)            -
Exercise of stock options and warrants (Note 15)............         -         -        7,672           -         7,692
Issuance of common shares for consulting services (Note 14).         -         -        9,798           -         9,808
Issuance of Series B Convertible Preferred Stock (Note 14)..         -         -        6,239           -         6,239
Issuance of Common Stock warrants in connection
      with Series B Convertible Preferred Stock(Note 14)....         -         -        4,379           -         4,379
Accretion of dividends on Series B Convertible
     Preferred Stock (Note 14)..............................         -         -            -     (11,743)            -
Issuance of common shares upon conversion of Series B
     Convertible Preferred Stock (Note 14)..................         -         -       11,709           -             -
Issuance of common shares to franchisees....................         -         -            -           -             -
Issuance of warrants and options for consulting services....         -         -           94           -            94
Equity contribution related to extinguishment of
     debt to related party (Note 13)........................         -         -          727           -           727
Acquisition of treasury shares (Note 14)....................   177,001      (203)           -           -          (203)
Net loss....................................................         -         -            -     (38,992)      (38,992)
                                                               -------     -----     --------   ---------      --------
BALANCE - DECEMBER 31, 2000                                    177,001     $(203)    $119,453   $(115,888)     $  3,905
                                                               =======     =====     ========   =========      ========

                             The  accompanying  notes  are an  integral  part of these consolidated statements.



      EMERGING VISION, INC. (f/k/a STERLING VISION, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                                    For the Year Ended December 31,
                                                                                                  ---------------------------------
                                                                                                    2000        1999        1998
                                                                                                  --------    --------    ---------
Cash flows from operating activities:
     Net loss from continuing operations ......................................................   $(14,628)   $ (2,691)   $(16,821)
         Adjustments to reconcile net loss from continuing operations to net cash used  in operating activities:
            Depreciation and amortization .....................................................      1,440       1,653       2,018
            Provision for doubtful accounts ...................................................      6,967       1,007       6,500
            Provision for store closings ......................................................          -           -       2,500
            Net gains from the conveyance of Company-owned store assets to franchisees ........       (298)       (667)       (564)
            Accrued interest ..................................................................          -          83          72
            Amortization of excess of fair value of assets acquired over cost .................       (348)       (348)       (349)
            Non-cash compensation charges related to options and warrants .....................         94       2,371         227
            Amortization of debt discount .....................................................          -           -       1,915
            Impairment of long-lived assets ...................................................      1,131           -           -
        Changes in operating assets and liabilities:
            Franchise receivable ..............................................................        (35)     (1,526)       (645)
            Inventories .......................................................................        880         355       1,042
            Prepaid expenses and other current assets .........................................         95          69         120
            Other assets ......................................................................        330      (1,117)      1,152
            Accounts payable and accrued liabilities ..........................................      2,788        (269)        207
            Franchise deposits and other liabilities ..........................................        (46)        (86)        102
            Deferred franchise income .........................................................         14         (20)         (6)
            Accrual for store closings ........................................................       (299)        180      (2,318)
                                                                                                  --------    --------    --------
Net cash used in operating activities .........................................................     (1,915)     (1,006)     (4,848)
                                                                                                  --------    --------    --------
Cash flows from investing activities:
     Franchise notes receivable issued ........................................................       (582)     (2,816)     (2,001)
     Proceeds from franchise and other notes receivable .......................................      2,030       3,859       4,968
     Purchases of property and equipment ......................................................     (1,579)     (1,386)       (791)
     Proceeds from conveyance of property and equipment .......................................          -       1,947       1,023
                                                                                                  --------    --------    --------
Net cash(used in) provided by investing activities ............................................       (131)      1,604       3,199
                                                                                                  --------    --------    --------

Cash flows from financing activities:
     Sale of common stock and other capital contributions .....................................          -           -       2,044
     Payments related to stock price guarantees ...............................................          -        (386)       (285)
     Proceeds from the exercise of stock options and warrants .................................      7,692       1,000           -
     Proceeds form long-term debt .............................................................          -         981       1,610
     Payments on long-term debt ...............................................................     (6,594)     (2,968)     (3,051)
     Net proceeds from the issuance of Series B Convertible Preferred Stock ...................     10,618           -           -
     Acquisition of treasury shares ...........................................................       (203)          -           -
     Issuance of convertible debentures                                                                  -           -       3,500
                                                                                                  --------    --------    --------
Net cash provided by (used in) financing activities ...........................................     11,513      (1,373)      3,818
                                                                                                  --------    --------    --------
Net cash provided (used) by continuing operations .............................................      9,467        (775)      2,169
                                                                                                  --------    --------    --------
Net cash (used in) provided by discontinued operations ........................................     (4,360)         55      (1,675)
                                                                                                  --------    --------    --------
Net increase (decrease) in cash and cash equivalents ..........................................      5,107        (720)        494
Cash and cash equivalents - beginning of year .................................................        108         828         334
                                                                                                  --------    --------    --------
Cash and cash equivalents - end of year .......................................................   $  5,215    $    108    $    828
                                                                                                  ========    =========   ========

Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
        Interest ..............................................................................   $    324    $    699    $  1,053
                                                                                                  ========    =========   ========
        Taxes .................................................................................   $     28    $     62    $     88
                                                                                                  ========    =========   ========

     Non-cash investing and financing activities:
        Franchise stores reacquired ...........................................................   $    416    $    815    $  1,480
        Exchange of convertible debentures for Senior Convertible Preferred Stock .............          -           -       4,025
        Preferred stock dividend paid in common shares ........................................          -          83         175

                             The  accompanying  notes  are an  integral  part of these consolidated statements.


      EMERGING VISION, INC. (f/k/a STERLING VISION, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BUSINESS:

Business

       Emerging Vision, Inc., formerly known as Sterling Vision, Inc. (the "Registrant" and, together with its subsidiaries, hereinafter the "Company"), is one of the largest chains of retail optical stores in the United States, based upon domestic sales and the number of locations of Company-owned and franchised stores (collectively referred to herein as "Sterling Stores"). In addition, in March 2000, the Company initiated the development of an Internet-based portal business intended to supply a comprehensive supply-chain solution for manufacturers, distributors and retailers in the optical industry (the "Internet Division") see Note 2.

       On June 26, 2000, the Registrant's Board of Directors approved a plan to sell the assets comprising the Company's retail optical store division ("Sterling Optical"), its majority-owned subsidiary, Insight Laser Centers, Inc. ("Insight Laser"), and the assets owned by it and located in an ambulatory surgery center situated in Garden City, New York, at which the Company renders administrative and consulting services to the owner of the New York State License (Certificate of Need) therefor, the premises of which center are leased to the Company (the "Ambulatory Center"), and subsequently engaged an investment banking firm to assist in the sale of such segments of the Company's business. As a result, the net assets, operating results and cash flows of Sterling Optical, Insight Laser and the Ambulatory Center divisions were presented as discontinued operations in the Company's Consolidated Condensed Financial Statements included in the Registrant's Quarterly Reports on Forms 10-Q for the second and third quarters ended June 30, 2000 and September 30, 2000, respectively.

       On March 21, 2001, the Company's Board of Directors resolved to no longer pursue a sale of the assets of its Sterling Optical division, but rather to focus its efforts and resources on growing such division as its core business. In connection therewith, the Company's Board of Directors approved a plan to discontinue the further development of its Internet Division, while pursuing its plan to wind down the operations of, and dispose of the net assets of, such division. The Company is also continuing with its plan to sell its Insight Laser and Ambulatory Center divisions (the Internet Division, Insight Laser and Ambulatory Center are collectively hereinafter referred to as the "Discontinued Operations - EVI"), see Note 2. Accordingly, the net assets, operating results, including estimated losses associated with such dispositions, and cash flows of the Internet Division, Insight Laser and Ambulatory Center are presented as discontinued operations in the Consolidated Financial Statements for all periods presented.

Basis of Presentation

       The Consolidated Financial Statements reflect: (i) the operations of the Company's retail optical division, Sterling Optical, as though the Company had not decided to sell the assets thereof, thereby reversing its previous presentation as discontinued operations (hereinafter referred to as "Reversal - Discontinued Operations - Sterling Optical"; see Note 2 for the impact of this decision on the fourth quarter results of operations; and (ii) the net assets, the results of operations and cash flows of Insight Laser, the Ambulatory Center and Internet Division in accordance with accounting for discontinued operations, as provided in Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

       As of December 31, 2000, there were 233 Sterling Stores in operation, consisting of 32 Company-owned stores (including 12 stores being managed by franchisees), and 201 franchised stores (including 3 franchised stores being managed by the Company on behalf of the franchisee/owners thereof).

Management's Liquidity Plans

       The Company plans to improve cash flows during its cash flows during 2001 by improving store profitability through increased monitoring of store-by-store operations and actual results as compared to expected results; by implementing a reduction of administrative overhead expenses, if necessary; by actively supporting development programs for franchisees; and seeking additional financing, if available.



NOTE 2 - DISCONTINUED OPERATIONS:

Reversal - Discontinued Operations - Sterling Optical

       Subsequent to December 31, 2000, the Company changed its previous decision to sell the assets of its Sterling Optical division, thereby reversing the presentation of the net assets and operations of this division as discontinued operations during the second and third quarters of fiscal year

2000.  This  decision  was  based  upon the  Board of  Directors'  decision   to
restructure the operations of Sterling Optical under the direction of new management.

       Sterling Optical was not presented as a discontinued operation prior to June 26, 2000 (the measurement date); therefore, there are no effects of reversal related to, or presented for, prior years (only prior quarters). Aside from the charge related to operating results from the measurement date through December 31, 2000, which results are now reflected as part of continuing operations, all remaining components of the original accrued loss on disposal were reversed during the fourth quarter of 2000. These components were as follows (in thousands):

   Estimated loss to recognize segment to its net realizable value   $(2,743)
   Estimated cost of disposal                                         (4,443)
                                                                     -------
            Total loss on disposal reversed                          $(7,186)
                                                                     =======

       The originally recorded loss to recognize the Sterling Optical segment at its net realizable value was based on the net assets of the division and the estimated sales price based on solicited offers.

Discontinued Operations - EVI

       On March 21, 2001, the Company's Board of Directors decided to discontinue the further development of the Internet Division and focus the Company's efforts on the Sterling Optical retail division (Note 18). The Company continues to adhere to its previously announced formalized plan to sell the assets of its Insight Laser and the Ambulatory Center divisions. Accordingly, all of these segments are accounted for as discontinued operations. For the years ended December 31, 2000 and 1999, net (liabilities) assets of $(2,166,000) and $3,927,000, respectively, related to Discontinued Operations - EVI, have been segregated on the accompanying Consolidated Balance Sheets. The results of operations for 2000, 1999 and 1998 have been restated for Discontinued Operations - EVI. The Company expects to complete its plan of disposal of the assets of its Discontinued Operations - EVI by the end of the second quarter of 2001.

      In connection with the foregoing, the Company has made an initial provision of approximately $8,116,000 for such discontinued operations. This provision includes future operating losses, expenses associated with the sale of the assets of these divisions, and an estimate of loss upon disposition. During the fourth quarter of 2000, the Company charged approximately $3,397,000 to the provision accrual relating to the impairment of assets of these discontinued operations. As of December 31, 2000, $4,719,000 of this provision remains accrued as part of accounts payable and accrued liabilities on the accompanying Consolidated Balance Sheet.

      Summarized financial information for these discontinued operations is as follows (in thousands):

      As of and for the Years Ended December 31:

                             Internet     Insight      Ambulatory
                             Division      Laser         Center       Total
                             --------     --------     ----------   --------
2000
Net revenues ...........     $    108     $ 2,610      $   753      $  3,471
                             ========     =======      =======      ========
Loss before income taxes     $(19,573)    $(1,083)     $(3,708)     $(24,364)
                             ========     =======      =======      ========
Net loss ...............     $(19,573)    $(1,083)     $(3,708)     $(24,364)
                             ========     =======      =======      ========
Current assets .........     $     36     $    13      $    10      $     59
                             ========     =======      =======      ========
Total assets ...........     $     36     $   953      $    10      $    999
                             ========     =======      =======      ========
Current liabilities ....     $  1,208     $ 1,857      $     -      $  3,065
                             ========     =======      =======      ========
Net (liabilities) assets     $ (1,172)    $(1,004)     $    10      $ (2,166)
                             ========     =======      =======      ========


1999
Net revenues .............   $      -     $ 4,661      $   780      $  5,441
                             ========     =======      =======      ========
Income before income taxes   $      -     $   427      $     3      $    430
                             ========     =======      =======      ========
Net income ...............   $      -     $   427      $     3      $    430
                             ========     =======      =======      ========
Current assets ...........   $      -     $   215      $    71      $    286
                             ========     =======      =======      ========
Total assets .............   $  1,000     $ 2,268      $ 2,524      $  5,792
                             ========     =======      =======      ========
Current liabilities ......   $      -     $ 1,326      $    50      $  1,376
                             ========     =======      =======      ========
Net assets ...............   $  1,000     $   453      $ 2,474      $  3,927
                             ========     =======      =======      ========

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of such financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Principles of Consolidation

       The Consolidated Financial Statements include the accounts of Emerging Vision, Inc. and its subsidiaries, all of which, except for the Company's 66.5% owned subsidiary, Insight Laser (which is reflected as a discontinued operation), are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.


Company-Managed Stores

       The Company accounts for the results of operations of certain franchised Sterling Stores operated by the Company under management agreements, in accordance with Emerging Issues Task Force Issue 97-2 ("EITF 97-2"), "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." In accordance with EITF 97-2, the results of operations of Company managed stores are shown on a net basis, and are classified as a loss from franchised stores operated under management agreements in the accompanying Consolidated Statements of Operations.

       For the years ended December 31, 2000, 1999 and 1998, the Company managed 3, 5 and 12 Sterling Stores, respectively, for franchisees, under the terms of management agreements entered into with each such franchisee. Such agreements generally provide for the operation of the Sterling Store by the Company, with primarily all operating decisions to be made by the Company. The Company owns the inventory at these locations and is generally responsible for the collection of all revenues and the payment of all expenses associated therewith. For the years ended December 31, 2000, 1999 and 1998, these stores generated revenues of approximately $1,382,000, $1,524,000 and $4,503,000, respectively, and net losses of ($627,000), ($605,000) and ($792,000), respectively.

Revenue Recognition

       The Company generally charges franchisees a nonrefundable initial franchise fee. Initial franchise fees are recognized at the time all material services required to be provided by the Company have been substantially performed. Continuing franchise royalty fees are based upon a percentage of the gross revenues of each franchised location and are recorded as earned.

       Beginning in the fourth quarter of 2000, the Company recognized revenues in accordance with SEC Staff Accounting Bulletin No. 101, or other specific authoritative literature, as applicable. Accordingly, revenues are recorded when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered;
(iii) the Company's price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured.

     The Company derives it revenues from the following four principal sources;

     Net sales - Represents sales from eye care products and related services;

     Franchise royalties - Represents continuing franchise fees based upon a percentage of the gross revenues of each franchised location;

     Net gains from the  conveyance of  Company-store  assets to franchisees -
        Represents the net gains from the Company's sale of store assets to franchisees; and

     Interest on franchise notes - Represents interest charged to franchisees pursuant to promissory notes issued in connection with a franchisee's acquisition of the assets of a Sterling Store or upon the restructuring of a franchisee's obligation to the Company.

Cash and Cash Equivalents

       Cash represents cash on hand for Company-owned stores and cash on deposit with financial institutions. All highly liquid investments with an original maturity (from date of purchase) of three months or less are considered to be cash equivalents. The Company's cash equivalents are invested in various investment-grade, money market accounts.


Fair Value of Financial Instruments

       At December 31, 2000, the carrying value of the Company's financial instruments, such as cash and cash equivalents, accounts and notes receivable and long-term debt, approximated their fair value, based on the short-term maturities and nature of these instruments.


Inventories

       Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value, and consist primarily of contact lenses, ophthalmic lenses, eyeglass frames and sunglasses.


Property and Equipment

       Property  and   equipment   are  recorded  at  cost,   less   accumulated
depreciation and amortization. Depreciation is provided on a straight-line basis over the estimated useful lives of the respective classes of assets.


Intangible Assets

       Intangible assets are comprised of goodwill and other intangible assets. These intangible assets are being amortized on a straight-line basis over their estimated useful lives of between 3 and 20 years. Accumulated amortization on intangible assets was approximately $1,007,000 and $738,000 at December 31, 2000 and 1999, respectively.


Impairment of Long-Lived Assets

       Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In accordance with SFAS No. 121, the Company periodically evaluates the values assigned to its goodwill and other intangible assets and assesses the realizability of long-lived assets (on a store-by-store basis) based on, among other factors, the estimated, undiscounted future cash flows expected to be generated from such assets in order to determine if an impairment exists. Impairments of $1,131,000 were charged to the Consolidated Statement of Operations during 2000, and a new basis, if any, for the impaired assets were established. Management believes that there was no other impairment of long-lived assets with respect to the Company's continuing operations at December 31, 2000.


Web Site Development Costs

       The Company accounts for web site development costs in accordance with EITF Issue 00-02: "Accounting for Web Site Development Costs." This Issue provides that the accounting for specific web site development costs be based on a model consistent with AICPA Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under SOP 98-1, costs are expensed or capitalized according to the stage and related process of web site development that they relate to. Amortization of capitalized costs begins at the point in time that the web site becomes operational. To date, expenditures for web site development have not been material to Sterling Optical's continuing operations.

Comprehensive Income

       The Company follows the provisions of SFAS 130, "Reporting Comprehensive Income," which establishes rules for the reporting of comprehensive income and its components. For the years ended December 31, 2000, 1999 and 1998, the Company's operations did not give rise to items includible in comprehensive income which were not already included in net loss. Therefore, the Company's comprehensive loss is the same as its net loss for all periods presented.


Income Taxes

       The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under the asset and liability method specified by SFAS No. 109, the deferred income tax amounts included in the Consolidated Balance Sheet are determined based on the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Differences between assets and liabilities for financial statement and tax return purposes are principally related to inventories and depreciable lives of assets.


Stock-Based Compensation

       The Company applies the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock, Issued to Employees" and FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation (and Interpretation of APB Opinion No. 25)" in connection with stock-based compensation granted to employees and directors of the Company. The Company provides the required pro forma disclosures as if the fair value method under SFAS No. 123, "Accounting for Stock Based Compensation," was adopted. Any stock-based compensation awards to non-employees are accounted for using the provisions of SFAS No. 123 (Note 15).


Concentration of Risk

       The  Company   operates   retail   optical   stores  in  North   America,
predominantly in the United States, and its receivables are primarily from franchisees who also operate retail optical stores in the United States.


Start-up Costs

         All start-up costs are expensed as incurred.


Segment Information

       The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. For the years ended December 31, 2000, 1999 and 1998, the Company's continuing operations were classified into one principal industry segment. All other segments have been reflected as discontinued operations. Accordingly, the disclosures required by SFAS No. 131 have not been provided.

Reclassifications

       Certain reclassifications have been made to prior years' financial statements to conform with the current year presentation.

New Accounting Pronouncement

       In June 1998, the Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal years beginning after June 15, 2000, and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet, measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. The Company adopted SFAS No. 133 beginning January 1, 2001 and such adoption did have a material impact on its financial position or results of operations as the Company does not presently make use of derivative instruments.

NOTE 4 - PER SHARE INFORMATION

       The Company follows the provisions of SFAS No. 128, "Earnings Per Share". Basic net loss per common share ("Basic EPS") is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations. Common stock equivalents were excluded from the computation for all periods presented, as their impact would be anti-dilutive.

       The following table sets forth the computation of basic and dilute per share information:

                                                                                       2000           1999          1998
                                                                                --------------------------------------------
NUMERATOR:
      Loss from continuing operations                                                $(14,628)       $(2,691)      $(16,016)
      Senior Convertible Preferred Stock dividends                                          -            (83)          (175)
      Induced conversion of Senior Convertible Preferred Stock                        (21,707)        (3,439)             -
      Accretion of dividends on Series B Convertible Preferred Stock                  (11,743)             -              -
                                                                                     --------        -------       --------
         Numerator for basic and diluted loss per share - loss attributable
            to common shareholders                                                    (48,078)        (6,213)       (16,191)
                                                                                     --------        -------       --------

Basic and Diluted:
      Loss attributable to common shareholders                                        (48,078)        (6,213)       (16,191)
      Extraordinary item - loss from early retirement of debt                               -              -           (805)
      (Loss) income from discontinued operations                                      (15,533)           430           (956)
      Loss on disposal of discontinued operations                                      (8,831)             -              -
                                                                                     --------        -------       --------
         Net loss attributable to common shareholders                                $(72,442)       $(5,783)      $(17,952)
                                                                                     ========        =======       ========


DENOMINATOR:
      Denominatory for basic and diluted per share information - weighted-
         average shares outstanding                                                    23,627         15,232         15,627
                                                                                       ======         ======         ======

BASIC AND DILUTED PER SHARE INFORMATION:
      Loss attributable to common shareholders                                         $(2.04)        $(0.41)        $(1.10)
      Extraordinary item - loss from early retirement of debt                               -              -          (0.06)
      (Loss) income from discontinued operations                                        (0.66)          0.03          (0.07)
      Loss on disposal of discontinued operations                                       (0.37)             -              -
                                                                                       ------         ------         ------
         Net loss attributable to common shareholders                                  $(3.07)        $(0.38)        $(1.23)
                                                                                       ======         ======         ======


NOTE 5 - FRANCHISE NOTES RECEIVABLE:


       Franchise notes held by the Company consist primarily of purchase money notes related to Company-financed conveyances of Company-store assets to franchisees, and certain franchise notes receivable acquired by the Company. Substantially all notes are secured by the underlying assets of the related franchised store, as well as, in most cases, the personal guarantee of the principal owners of the franchisee. Interest is charged at various rates ranging from 8% to 12%.

       Scheduled maturities of such notes receivable as of December 31, 2000, are as follows (in thousands):

            2001                                       $ 2,622
            2002                                         2,263
            2003                                         1,860
            2004                                         1,354
            2005                                           635
            Thereafter                                     833
                                                       -------
                                                         9,567
            Less: allowance for doubtful accounts       (3,019)
                                                       -------
                                                       $ 6,548
                                                       =======

NOTE 6 - VALUATION AND QUALIFYING ACCOUNTS:


       Franchise receivables (such as royalties and franchise rents receivable), franchise notes receivable, and other Company receivables, are shown in the Consolidated Balance Sheets net of allowances for doubtful accounts. The following is a breakdown, by major components, of the change in the allowance for franchise receivables and notes, other receivables, store closings and discontinued operations reserve, respectively:

                                                                                                         (In thousands)
                                                                                                       As of December 31,
                                                                                             ----------------------------------
                                                                                                2000        1999        1998
                                                                                              --------    --------    --------
FRANCHISE RECEIVABLES:

     Balance, beginning of year ...........................................................   $ 2,443      $2,060     $   514
          Charged to expense ..............................................................     2,994         910       3,915
          Reductions, principally write-offs ..............................................    (1,916)       (527)     (2,369)
                                                                                              -------      ------     -------
     Balance, end of year .................................................................   $ 3,521      $2,443     $ 2,060
                                                                                              =======      ======     =======


FRANCHISE NOTES RECEIVABLES:

     Balance, beginning of year ...........................................................   $   400      $  450     $   562
          Charged to expense ..............................................................     3,650          97       2,585
          Reductions, principally write-offs ..............................................    (1,031)       (147)     (2,697)
                                                                                              -------      ------     -------
     Balance, end of year .................................................................   $ 3,019      $  400     $   450
                                                                                              =======      ======     =======

OTHER COMPANY RECEIVABLES:

     Balance, beginning of year ...........................................................   $     -      $    -     $     -
          Charged to expense ..............................................................       323           -           -
          Reductions, principally write-offs ..............................................         -           -           -
                                                                                              -------      ------     -------
     Balance, end of year .................................................................   $   323      $    -     $     -
                                                                                              =======      ======     =======

ACCRUAL FOR STORE CLOSING:

     Balance, beginning of year ...........................................................   $   299      $  954     $   453
          Charged to expense ..............................................................         -           -       2,500
          Reductions ......................................................................      (299)       (655)     (1,999)
                                                                                              -------      ------     -------
     Balance, end of year .................................................................   $     -      $  299     $   954
                                                                                              =======      ======     =======



ACCRUAL FOR COSTS OF DISPOSAL OF DISCONTINUED OPERATIONS:

     Balance, beginning of year ...........................................................   $     -      $    -     $     -
          Charged to expense ..............................................................    11,919           -           -
          Reductions (includes reversal of Disconrinued Operations - Sterling Optical) ....    (7,200)          -           -
                                                                                              -------      ------     -------
     Balance, end of year .................................................................   $ 4,719      $    -     $
                                                                                              =======      ======     =======


NOTE 7 - PROPERTY AND EQUIPMENT, NET:


Property and equipment, net, consists of the following:
                                                                      Estimated
                                                 (In thousands)         Useful
                                              As of December 31,        Lives
                                            --------------------
                                               2000      1999
                                             -------    -------
Furniture and fixtures                       $   703    $   711         5 years
Machinery and equipment                        3,524      4,629       3-5 years
Leasehold improvements                         1,733      1,995        10 years*
                                             -------    -------
                                               5,960      7,335
  Less: accumulated depreciation              (2,965)    (3,616)
                                             -------    -------
           Property and equipment, net       $ 2,995    $ 3,719
                                             =======    =======


* Useful lives of leasehold improvements are based upon the lesser of the assets' useful lives or the term of the lease of the related property.


       The net book value of assets held under capital leases included in property and equipment amounted to approximately $374,000 and $269,000 (net of accumulated depreciation of approximately $146,000 and $59,000) as of December 31, 2000 and 1999, respectively. Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $1,172,000, $1,304,000, and $1,423,000,
respectively.


NOTE 8 - PROVISION FOR STORE CLOSINGS:

       The Company provides for losses anticipated to be incurred with respect to those Company-owned stores which it has identified for closure in the future. Such provision is recorded at the time the determination is made to close a particular store and is based on the expected net proceeds to be generated from the disposition of such store's assets, as compared to the carrying value (after consideration of impairment, if any - see Note 3) of such store's assets and the estimated costs (including the present value of remaining lease payments and other expenses) that will be incurred in the closing of the store. This evaluation resulted in charges to the Consolidated Statements of Operations of $2,500,000 for the year ended December 31, 1998.


NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

       Accounts payable and accrued liabilities consist of the following (in thousands):

                                                             As of December 31,
                                                            -------------------
                                                               2000      1999
                                                             -------    ------

Accounts payable                                             $ 5,811    $4,191
Accrued payroll and fringe benefits                              490       448
Accrual for costs of disposal of discontinued operations       4,719         -
Accrued advertising                                              809         -
Other accrued expenses                                         1,766     1,189
                                                             -------    ------
                                                             $13,595    $5,828
                                                             =======    ======

NOTE 10 - INCOME TAXES:

       The Company's effective tax rate differs from the statutory Federal income tax rate of 34% primarily due to the impact of recording a valuation allowance to offset the potential future tax benefit resulting from net operating loss carryforwards for all years presented.

       At December 31, 2000 and 1999, net deferred tax assets were approximately $21,300,000 and $11,100,000, respectively, resulting primarily from the future tax benefit of net operating loss carryforwards. In accordance with SFAS No. 109, the Company has fully reserved for its net deferred tax assets as of December 31, 2000 and 1999 due to the uncertainty as to their future realizability.

       At December 31, 2000, the Company had net operating loss carryforwards totaling approximately $49,700,000 which are available to offset future taxable income for federal income tax purposes. The net operating loss carryforwards expire in varying amounts through 2020 and may be limited in accordance with
Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred.


NOTE  11 - LONG-TERM DEBT:

                                                           (In thousands)
                                                            December 31,
                                                       ---------------------
                                                          2000        1999
                                                        -------     -------

STI Credit Corporation (a)                               $   -      $ 3,184
Broadway Partners (b)                                        -        2,090
Other Notes Payable (c)                                      -        1,249
Capital equipment notes payable, due in monthly
  installments with interest at 5.00% to 12.88%,
  maturing at various rates through October, 2005(d)       754          824
                                                         -----      -------
                                                           754        7,347
Less - current portion                                    (221)      (5,995)
                                                         -----      -------
                                                         $ 533      $ 1,352
                                                         =====      =======

       (a) On June 30, 1997, the Company entered into a loan agreement (the "Loan Agreement") with STI Credit Corporation ("STI") pursuant to which STI established a $20,000,000 credit facility in favor of the Company. On July 19, 2000, the Company and STI entered into a further amendment to the Loan Agreement, as amended, which provided that STI waived the default resulting from the Company's failure, as of December 31, 1999, to comply with certain financial covenants as originally contained in the Loan Agreement, which amendment also required the Company to satisfy and discharge its loan from STI, in full, on or prior to December 31, 2000, to which the Company complied.

       (b) On October 14, 1998, the Company's Board of Directors authorized the Company to borrow up to $2,000,000 from Broadway Partners, a New York general partnership owned by certain of the children of each of the Company's Chairman and President, at such time. The loans were payable on demand, together with interest calculated at the rate of 12% per annum. These loans were secured by a first lien upon, and security interest in, the assets of the Company's ambulatory surgery center. The Company repaid all outstanding amounts during 2000.

       (c) In November 1995, the Company acquired substantially all of the retail optical assets of Benson Optical Co., Inc. and its affiliates (the "Benson Transaction"). As part of the Benson Transaction, the Company issued a non-negotiable, subordinated convertible debenture (the "Benson Debenture"), in the original principal amount of $5,900,000, payable, without interest, on September 15, 2015. The Benson Debenture was subordinated to all existing and future debts and obligations of the Company. The Company had a right of offset against the principal amount of the Benson Debenture in the event the Company did not retain at least 40 of the 98 Benson stores acquired in the Benson Transaction, which offset was $147,000 for each store less than 40 that the Company retained. In December 1995, the principal amount of the Benson Debenture was reduced by approximately $1,176,000, to approximately $4,724,000, all in accordance with the original purchase agreement. In November 1998, the Benson Debenture was purchased from the then holder thereof, by Broadway Partners. As of December 31, 1999, the Benson Debenture was recorded at its present value of approximately $1,119,000 using an imputed internal interest rate of approximately 8.5%. In March 2000, the Company purchased the Benson Debenture from Broadway Partners for $550,000 in full settlement of this debt (Note 13).

       (d) Capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the underlying asset.

       Principal payments due on the Company's capital leases, as of December 31, 2000, are as follows (in thousands):

                                              Capital
                        Year                  Leases
                        ----                  -------

                        2001                   $221
                        2002                    239
                        2003                    161
                        2004                    131
                        2005                      2
                                               ----
                                               $754
                                               ====


NOTE 12 - COMMITMENTS AND CONTINGENCIES:

Operating Lease Commitments

       The Company leases locations for the majority of both its Company-owned and franchised stores, as well as its executive and administrative offices. Minimum future rental payments, as of December 31, 2000, for Company-owned stores and administrative offices, as well as for stores leased by the Company and subleased to franchisees, in the aggregate, are as follows (in thousands):

                                 Total Lease     Sublease    Net Company
                                 Obligations     Rentals     Obligations
                                -------------   ----------  -------------


               2001               $ 7,918        $ 5,638       $ 2,280
               2002                 6,850          4,702         2,148
               2003                 5,095          3,381         1,714
               2004                 4,473          2,875         1,598
               2005                 3,459          2,066         1,393
            Thereafter              6,148          3,178         2,970
                                  -------        -------       -------
                                  $33,943        $21,840       $12,103
                                  =======        =======       =======


       The Company holds the master lease on substantially all franchised locations and, as part of the franchise agreement, sublets the subject premises to the franchisee. In addition to the fixed rent payable under such master leases, most master leases require payment of a pro rata portion of common area maintenance expenses and real estate taxes, as well as percentage rent based upon sales volume. As required by SFAS No. 13 "Accounting for Leases," the Company recognizes its rent expense on a straight-line basis over the life of the related lease. Rent expense was approximately $3,444,000, $4,267,000, and $5,303,000, net of sublease rentals of approximately $8,997,000, $9,190,000, and $10,485,000, for the years ended December 31, 2000, 1999 and 1998, respectively.


Employment Agreement

       The Company had one employment agreement for a certain officer of the Company. Such agreement expired on February 28, 2001, and was not renewed.

Contingencies

       As of December 31, 2000, the Company was a guarantor on certain leases of franchised Sterling Stores. In the case all of such franchisees defaulted on each lease, the Company would be obligated for aggregate lease obligations of $5,451,000.

       In February, 2001, five of the Company's Site for Sore Eyes Franchisees (owing an aggregate of seven, franchised, Site for Sore Eyes Stores) commenced an action in the United States District Court for the Northern District of California seeking: (i) $35,000,000 of damages as a result of the Company's alleged breach of the Franchise Agreement pursuant to which each such Franchisee operates its Site for Sore Eyes Optical Center, (ii) fraud and violations of California law; and (iii) a declaratory judgment that each such Franchise Agreement had been modified to afford each plaintiff certain rights which are in addition to those set forth in the applicable Franchise Agreements. As of the date hereof, the Company's time to answer has been extended pending the parties attempt to reach an amicable settlement of this dispute at a meeting to be held on April 10, 2001.

         In 1999, the Company commenced an action, in the Supreme Court of the State of New York, against Dr. Larry Joel and Apryl Robinson for amounts claimed due, by the Company, on a series of five separate Negotiable Promissory Notes issued by corporations owned by the defendants in connection with their purchase of the assets of, and a Sterling Optical Center Franchise for, an aggregate of four of the Company's retail optical stores and an optical laboratory, the repayment of each of which Notes was personally guaranteed by each of the defendants. In response thereto, the defendants asserted counterclaims in excess of $13,000,000 based upon the Company's alleged failure to comply with the terms of an oral, month-to-month consulting agreement between Dr. Joel and the Company, as well as to purchase the assets of various companies owned by Dr. Joel, including Duling Optical and D & K Optical, notwithstanding the fact that:
(i) the parties failed to agree upon the terms of any such purchase; (ii) the parties failed to enter into any written agreement memorializing such transaction; and (iii) the Company subsequently purchased such assets from Norwest Bank (which held a first lien on substantially all of said assets as collateral for various loans made to each of said entities, all of which were then in default), in a private foreclosure sale. In March 2001, the Appellate Division granted the Company's Motion for Summary Judgment on the issue of the defendants' liability, as guarantors of each of such Notes, a hearing on damages having been scheduled for May 14, 2001. In addition, in March, 2001, the Company filed an additional Motion for Summary Judgment seeking dismissal of all of such counterclaims; and the defendant, Dr. Joel, thereafter filed a cross-motion seeking a determination that the Company breached such oral, month-to-month consulting agreement and that he is, accordingly, entitled to damages of approximately $1,500,000, both of which motions have not yet been decided by the Court.

         In November 2000, Rare Medium, Inc. ("Rare"), notified the Company that it was allegedly in default under the terms of the Professional Services Master Agreement (the "Agreement") entered into between the Company and Rare in February 2000, as a result of the Company's refusal to permit the transfer of the 1,000,000 shares of its Common Stock previously issued to Rare in partial consideration of the services to be rendered to the Company pursuant to such Agreement; and, in February 2001, Rare additionally claimed that there was due and owing to it the additional approximate sum of $840,000 for rent for office space utilized by the Company, in both Dallas, Texas and New York City, pending the opening of the Company's corporate offices in each such city, and for additional services rendered to the Company by certain of its employees, all of which, the Company believes were to be provided to it without additional cost. The Company has advised representatives of Rare that, in their opinion, Rare was not able to provide the services required of it pursuant to such Agreement, which necessitated the Company to terminate such Agreement. As of the date hereof, the parties are attempting to reach an amicable settlement of this matter.

       On March 2, 2001, Sara V. Traberman, the former Chief Financial Officer of the Company, notified the Company of her election to terminate her Employment Agreement as a result of the failure of the Company to dispose of substantially all of its non-Internet related assets on or prior to March 1, 2001, and demanded payment of her salary through the original termination date of her Agreement (approximately $322,000 through February 23, 2003) and an additional payment of $1,000,000, together with the immediate vesting of 400,000 stock options previously granted to Ms. Traberman pursuant to such Employment Agreement. As of the date hereof, the parties are attempting to reach an amicable settlement of such dispute.

        In addition to the foregoing, the Company is a defendant in certain lawsuits alleging various claims incurred in the ordinary course of business. These claims are generally covered by various insurance policies, subject to certain deductible amounts and maximum policy limits. In the opinion of management, the resolution of such additional, existing lawsuits should not have a material adverse effect, individually or in the aggregate, upon the Company's business or financial condition. Other than as set forth above, management believes that there are no other legal proceedings pending or threatened to which the Company is, or may be a party, or to which any of its properties are or may be subject, which are likely to have a material adverse effect on the Company.


NOTE 13 - RELATED PARTY TRANSACTIONS:

       During the first quarter of 2000, Broadway Partners (a partnership owned by certain of the children of certain of the Company's principal shareholders and directors) accepted from the Company its $550,000 offer to purchase the Benson Debenture (previously issued by the Company in connection with its acquisition of substantially all of the assets of Benson Optical Co., Inc. and affiliates, and subsequently purchased by Broadway Partners) having a then discounted present value of approximately $1,277,000. The resulting gain of $727,000 is reflected as a capital contribution, as it was shareholder related, in the accompanying Consolidated Statement of Shareholders' Equity.

       The Company shares an office building with, among other tenants, a retail optical company which is owned by certain of the principal shareholders and directors of the Company. Occupancy costs are appropriately allocated based upon the applicable square footage leased by the respective tenants of the building. For the years ended December 31, 2000, 1999 and 1998, the Company paid approximately $420,000, $494,000 and $467,000, respectively, for rent and related charges for this property.

       During 1999, the Company transferred one of its store locations for a store location of a retail optical company which is owned by certain of the principal shareholders and directors of the Company, and purchased the lease and assets for another store from such company for $100,000, payable over 7 years at an interest rate of 10% per annum.

       On October 31, 1995, as a condition of the Company's initial public offering, it agreed to require three related party franchisees to reconvey their franchises (and the assets of their respective Sterling Store) to independent franchisees. During 1996, two stores were sold by the respective related party franchisees; and in November 2000, the Company acquired the remaining store's assets, subject to liabilities. Subsequently, in January 2001, the Company sold such store's assets to an independent franchisee.

       In November 1996, certain of the Company's principal shareholders provided approximately $2,000,000 of short-term financing to the Company, which was subsequently repaid by the Company. As part of the financing arrangement, these principal shareholders received options, under the Company's Stock Incentive Plan, to purchase an aggregate of 200,001 shares of the Company's Common Stock at an exercise price of $6.375, which options expired, unexercised, on December 31, 2000.


NOTE 14 - SHAREHOLDERS' EQUITY:


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

       Subsequent to the date of the Company's issuance and sale of the 1998 Debentures and 1998 Warrants, the Company and the holders thereof (collectively, the "Original Holders") determined that the issuance and sale of the 1998 Debentures and 1998 Warrants should be rescinded based upon a certain mutual mistake of the Company and the Original Holders. Accordingly, on April 14, 1998, the Company and the Original Holders entered into an Exchange Agreement, effective as of February 17, 1998, whereby the 1998 Debentures were rescinded and declared null and void from inception and were exchanged for $3,500,000 stated value (approximately $4,025,000 fair value) of a series of the Company's Preferred Stock, par value $0.01 per share (the "Senior Convertible Preferred Stock"), and the 1998 Warrants were exchanged for new warrants (the "New Warrants"), entitling the Original Holders to purchase up to 700,000 shares of Common Stock at a price of $5.00 per share until their expiration on February 17, 2001.

       The Senior Convertible Preferred Stock originally required the Company to pay quarterly dividends (in cash or Common Stock) calculated at the rate of 10% percent per annum, commencing May 17, 1998. Additionally the Company was required to redeem (in cash or Common Stock) all of the Senior Convertible
Preferred Stock at 105% of the then outstanding stated value, based on a conversion price of $5.00, after February 17, 1999 or, in lieu thereof, at the Company's option, pay dividends at the rate of 24% per annum. Finally, there was a price-protection guarantee provision, whereby the Company, under certain circumstances, would be required to pay to the Original Holders the difference between the $5.00 conversion price and the selling price (net of commissions) of any such shares sold.

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

       During 1999, certain holders of the Company's Senior Convertible Preferred Stock exercised their right to convert an aggregate of $1,398,125 stated value of Senior Convertible Preferred Stock, into an aggregate of 1,172,500 registered shares of the Company's Common Stock .

       In December 1999, certain holders of the New Warrants exercised their right to acquire an aggregate of 500,000 registered shares of the Company's Common Stock.

       During the first quarter of 2000, certain of the original holders of the Company's Senior Convertible Preferred Stock exercised their right to convert an aggregate of $1,851,250 stated value of Senior Convertible Preferred Stock, into an aggregate of 2,468,334 shares of the Company's Common Stock. As of December 31, 2000, there were 3 shares of Senior Convertible Preferred Stock outstanding with a stated value of $287,000.

       The Company, with shareholder approval, amended its Certificate of Incorporation so that the holders of the Company's Senior Convertible Preferred Stock have the right to vote, as a single class with the Common Stock, on an as-converted basis, on all matters on which the holders of the Company's Common Stock are entitled to vote.

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

       Each share of Series B Preferred Stock was automatically converted into two shares of the Company's Common Stock upon the Company's filing of an amendment to its Certificate of Incorporation (the "Amendment") increasing its authorized Common Stock from 28,000,000 to 50,000,000 shares, which was subject to the Company's receipt of the approval of a majority of its shareholders, which approval was obtained on April 17, 2000. Each Series B Warrant was initially exercisable for one-half share of Series B Preferred Stock; however, upon the automatic conversion of the Series B Preferred Stock into Common Stock, the Series B Warrants (to the extent not previously exercised) became exercisable, at the same exercise price of $7.5875, for one share of Common Stock.

       In accordance with EITF Issue 98-05, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the net proceeds received in the private placement (approximately $10,618,000) were allocated based on the relative fair values of the Series B Preferred Stock and the Series B Warrants. Accordingly, approximately $6,239,000 was allocated to the Series B Preferred Stock and $4,379,000 was allocated to the Series B Warrants. The approximately $11,743,000 liquidation value of the 1,677,570 shares of Series B Preferred Stock was recorded net of issuance costs of approximately $1,125,000, and net of a full discount, of which approximately $4,379,000 was attributable to the fair value of the Series B Warrants issued in connection therewith, and approximately $6,239,000 was attributable to the beneficial conversion feature embodied in the Series B Preferred Stock. This discount was accreted in its entirety as preferred dividends through April 17, 2000, the date on which all of the Series B Preferred Stock automatically converted into shares of the Company's Common Stock (as discussed above) at a ratio of 1 to 2. In connection with the private placement, the Company issued to the placement agents 500,000 warrants to purchase shares of the Company's Common Stock at an exercise price of $7.59, which warrants will expire on February 13, 2005. The fair value of these warrants was treated as part of the issuance costs.


TREASURY STOCK PURCHASES

       On October 31, 2000, the Company announced a program to possibly repurchase, in accordance with the applicable requirements of the Securities Exchange Act of 1934, as amended, up to 1,000,000 shares of its Common Stock at prevailing prices in open market transactions effected during the one-year period commencing November 1, 2000. The Company intends to fund such stock repurchase program from available working capital. As of December 31, 2000, the Company had acquired 177,001 shares of its Common Stock at an average price of $1.14 per share. In addition, the Company reacquired 2,001 shares of its Common Stock issued to franchisees whose agreements where terminated by the Company.

ISSUANCE OF COMMON STOCK FOR CONSULTING SERVICES

         In February 2000, the Company issued 1,000,000 shares of its Common Stock to Rare, pursuant to the terms of the Agreement entered into between Rare and the Company, in connection with the development of the Internet-based portal business for the Internet Division (Note 12). Under the terms of this Agreement, Rare was to provide professional services to assist the Internet Division with its web-based business strategy, including the development of multiple web sites, operations planning and other services related to building the Internet business. The terms of the Agreement afford Rare a price-protection guarantee on any such shares sold in the open market at a price of less than $3.00 per share, and contain certain "lock-up" provisions regarding the ability to sell such shares prior to certain dates. Additionally, the Company paid Rare a cash fee of $1,000,000 in December 1999. Of the above-mentioned consideration (valued, in the aggregate, at $10,750,000), $4,275,000 had been expensed in 2000 for various costs associated with the Company's development of its web site, and the entire remainder was written-off as the Company terminated the Agreement. All such charges are reflected in loss from discontinued operations on the accompanying Consolidated Statement of Operations.

NOTE 15 - STOCK OPTIONS AND WARRANTS:

Sterling Stock Option Plan

       In April 1995, the Company adopted a Stock Incentive Plan (the "Plan") which permits the issuance of options to selected employees and directors of, and consultants to, the Company. The Plan, as amended, reserves 7,000,000 shares of Common Stock for grant and provides that the term of each award be determined by the Compensation Committee of the Board of Directors (the "Committee") charged with administering the Plan. Under the terms of the Plan, options may be qualified or non-qualified and granted at exercise prices and for terms to be determined by the Committee. Additionally, the Plan provides that certain employees who are terminated retain the rights to options that have previously vested until such time that the options expire in accordance with the terms of the original grant.

       A summary of the status of the Company's Plan is presented in the table below:

                                                          2000                     1999                       1998
                                                 ----------------------   ----------------------    ----------------------
                                                              Weighted                 Weighted                  Weighted
                                                               Average                  Average                   Average
                                                              Exercise                 Exercise                  Exercise
                                                   Shares       Price      Shares        Price        Shares       Price
                                                 ---------    ---------   ---------    ---------    -----------  ---------
Options outstanding, beginning of period         3,571,624      $5.52     2,598,624     $5.89       2,175,302      $6.76
     Granted                                     3,207,500      $7.32     1,090,500     $4.31         723,500      $3.38
     Exercised                                    (855,657)     $5.44             -         -               -          -
     Canceled or expired                          (332,501)     $6.24      (117,500)    $6.01        (300,178)     $7.36
                                                 ---------     -------    ---------    -------      ---------     -------
Options outstanding, end of period               5,590,966      $6.54     3,571,624     $5.52       2,598,624      $5.89
                                                 ---------     -------    ---------    -------      ---------     -------
Options exercisable, end of period               2,823,466      $6.24     2,992,791     $5.75       2,069,564      $5.98
                                                 =========     =======    =========    =======      =========     =======


       Of the total options outstanding at December 31, 2000, 2,037,454 are held by current employees of the Company and 3,553,512 are held by directors of the Company, outside consultants and former employees. Of the total options granted during 2000, 1,982,500 were granted to employees of the Company and 1,225,000 were granted to directors of the Company and outside consultants.

       The  following   table   summarizes   information   about  stock  options
outstanding at December 31, 2000:

                                       Options Outstanding                     Options Exercisable
                        -----------------------------------------------    --------------------------
                                            Weighted-         Weighted-                     Weighted-
                                             Average           Average                       Average
       Range of                             Remaining          Exercise                     Exercise
    Exercise Prices     Outstanding     Contractual Life        Price      Exercisable        Price
    ---------------     -----------    -------------------    ---------    -----------      ---------
    $0.41 to  $3.75       1,147,000           7.31             $ 2.81        649,500          $3.21
    $4.13 to  $6.00       1,294,633           6.19               5.82        848,383           5.79
    $6.06 to  $8.00         454,333           4.03               6.71        365,583           6.82
    $8.06 to  $8.25       2,100,000           9.15               8.13        650,000           8.25
        $8.94               300,000           1.27               8.94        300,000           8.94
    $9.44 to $10.44         295,000           6.18              10.02         10,000           9.44
                          ---------         -------           --------     ---------         -------
                          5,590,966           7.09             $ 6.54      2,823,466          $6.24


       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                  2000              1999             1998
                                  ----              ----             ----

Expected life (years)               5                5                 5
Interest rate                      6%                6%               6%
Volatility                        108%              102%             102%
Dividend yield                      -                -                 -


     The Company has adopted the pro forma disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for those options issued, under the Plan, to employees. Had compensation cost for the Company's Plan been determined under SFAS No. 123, the Company's net loss and loss per share would approximate the pro forma amounts presented below (in thousands):


                                                          2000             1999              1998
                                                       ---------        ---------         ---------
Net loss attributable to common shareholders:
         As reported                                   $ (72,442)       $  (5,783)        $ (17,952)
         Pro forma                                     $ (82,501)       $ (10,009)        $ (19,332)

Net loss per share - basic and diluted:
         As reported                                   $ (3.07)         $ (0.38)          $ (1.23)
         Pro forma                                     $ (3.49)         $ (0.66)          $ (1.32)


       In 2000, 1999 and 1998, the Company  recognized  $94,000,  $2,000,000 and
$227,000, respectively, of expense related to its issuance of stock options and warrants to certain non-employee consultants to the Company.


Stock Purchase Warrants

       In December 1999, the Company issued 2,500,000 warrants to MY2000, LLC, an entity acting as an independent advisor to the Company in connection with the Internet business and strategy, to purchase 2,500,000 shares of the Company's Common Stock at a price of $2.00 per share, the fair value on the date of issuance. The Company, in 1999, recognized approximately $2,000,000 in expense representing the fair value of the warrants granted. A principal of MY2000, LLC, is also an executive of the entity the Company had retained and paid, in cash and stock, to develop and launch its business-to-business web sites and related strategy. During the first quarter of 2000, MY2000, LLC exercised 1,000,000 of these warrants; the remaining 1,500,000 were unexercised as of December 31, 2000.


       In addition, there were 192,803 shares of Common Stock issued upon the exercise of warrants exercised by various other holders during the first quarter of fiscal year 2000.

NOTE 16 - 401(K) EMPLOYEE SAVINGS PLANS:

       Emerging Vision, Inc., Sterling Vision of California, Inc. and VisionCare of California, each sponsor a 401(k) Employee Savings Plan (the "401(k) Plan") to provide all qualified employees of these entities with retirement benefits. Presently, the administrative costs of each 401(k) Plan are paid entirely by such qualified employees, without any matching contributions being paid by any such entity.

NOTE 17 - FOURTH QUARTER CHARGES:


       The fourth quarter of 2000 included adjustments (unrelated to any fourth quarter discontinued operations charges as discussed in Note 1) to the continuing operations of Sterling Optical of: (i) approximately $8,210,000 in bad debt expense and other charges related to a change in management philosophy, policy, direction, and related course of action resulting from a change in the Company's senior management personnel subsequent to year-end, to take back franchise stores or reevaluate notes receivable due from various problem franchisees; and (ii) $1,131,000 related to impairment of certain fixed assets.

NOTE 18 - SUBSEQUENT EVENTS:

       On March 28, 2001, the Company announced its Board of Director's decision to discontinue further development of its Internet Division and focus its efforts and resources on the Sterling Optical division. Accordingly, the net assets, operating results and cash flows of the Internet Division have been presented as discontinued operations in the accompanying Consolidated Financial Statements for all periods presented. In connection with the decision to discontinue the operations of the Internet Division, the Company has included a charge of approximately $4,164,000 within its loss from discontinued operations related to the Internet Division. This amount includes future operating losses through the anticipated disposal date of April 30, 2001, severance costs for certain Internet Division associates, and an estimate of loss upon disposition. (See Notes 2 and 12). On March 27, 2001, in connection with the resignations of Mr. Gregory T. Cook, the Company's former President and Chief Executive Officer, and Mr. James E. Ewer, the Company's former Senior Vice President of Operations, the Company obtained unconditional releases, from both executives, of its obligations under their respective Employment Agreements, which provided, among other things, for payments of $2,000,000 and $500,000, respectively, if the Company did not sell substantially all of its non-Internet related assets on or before March 1, 2001. The Company received such release in exchange for lump sum severance payments to Messrs. Cook and Ewer of $277,000 and $205,000, respectively, together with the issuance, to each such individual, of 250,000 additional employee stock options, exercisable for 5 years at the closing price of the Company's Common Stock on the date of grant. In addition, Mr. Cook, on such date, tendered his resignation as a director of the Company.

       On January 16, 2001, the Company entered into an agreement with Goldin Associates, L.L.C. ("Goldin") to provide interim management services for an initial six-month period, with respect to Sterling Optical, Insight Laser and the Ambulatory Center, (collectively, the "Divisions") at the direction of the Board of Directors of the Company or its Chairman or other officers, pursuant to delegated authority. In this regard, Michael C. McGeeney was initially appointed Chief Executive Officer of Sterling Optical and subsequently, on March 28, 2001, replaced Gregory T. Cook as the Company's President and Chief Executive Officer. The fee for such services is $50,000 per month and an Incentive Fee, comprising, in the aggregate, warrants (at an exercise price of $0.01 each) to purchase 5% (subject to customary anti-dilution provisions) of the outstanding Common Stock of the Company as of January 22, 2001. The Incentive Fee is to be provided to Goldin in increments according to the following schedule: (1) warrants to purchase 422,272 of such outstanding Common Stock on January 22, 2001 (the fair value of these specific warrants were valued using the Black Scholes model, which amounted to approximately $300,000, and will be recorded as a non-cash charge to compensation expense in the first quarter of fiscal year 2001); (2) warrants to purchase 1.11% of such outstanding Common Stock immediately following a year in which the Divisions shall realize earnings before interest, depreciation, taxes and amortization (EBIDTA) of $1 million; (3) warrants to purchase 1.11% of such outstanding Common Stock immediately following a year in which the Divisions shall realize EBIDTA of $2 million; (4) and warrants to purchase 1.12% of Common Stock immediately following a year in which the Divisions shall realize EBIDTA of $3 million. These warrants, except for warrants previously referred to in this paragraph under (1) (which are exercisable immediately), may be exercised only if the applicable EBITDA targets are achieved within four years from January 12, 2001 and due to these contingencies will result in a charge to the Company's results of operations in future periods, if and when achieved. All warrants expire seven years after their issuance.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III



ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Information with respect to the Company's directors required by Item 401 and its directors and executive officers required by Item 405 of Regulation S-K will be set forth in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated by reference herein.


ITEM 11.   EXECUTIVE COMPENSATION

           Information required for executive compensation will be set forth in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated by reference herein.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           Information relating to the security ownership of certain beneficial owners and management will be set forth in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated by reference herein.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Information relating to certain relationships and related transactions is set forth in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated by reference herein.

                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    The following documents are filed as a part of this Report:

1.      Financial Statements.

          Consolidated Balance Sheets as of December 31, 2000 and 1999

          Consolidated Statements of Income for the Years Ended
           December 31, 2000, 1999 and 1998

          Consolidated Statements of Shareholders' Equity for the Years Ended
           December 31, 2000, 1999 and 1998

          Consolidated Statements of Cash Flows for the Years Ended
           December 31, 2000, 1999 and 1998

          Notes to Consolidated Financial Statements

2.      Financial Statement Schedules:

       All financial statement schedules have been omitted because they are not applicable, are not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3.      Exhibits

                                  EXHIBIT INDEX

Exhibit
Number

3.1 Amended and Restated Certificate of Incorporation of Sterling Vision, Inc., dated December 18, 1995 (incorporated by reference to Exhibit
           3.1 to the Company's Annual Report on Form 10K/A for the calendar year ended December 31, 1995, File No. 1-14128).

3.2 Amended and Restated By-Laws of Sterling Vision, Inc., dated December 18, 1995 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10K/A for the calendar year ended December 31, 1995, File No. 1-14128).

4.1        Specimen of Common Stock  Certificate  (incorporated  by reference to
           Exhibit 4.1 to the Company's Registration Statement No. 33-98368).

4.2 Form of Convertible Debentures and Warrants Subscription Agreement (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K, dated February 17, 1998).

10.1 Credit Agreement between Sterling Vision, Inc. and Chemical Bank, dated as of April 5, 1994 (the "Credit Agreement") (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement No. 33-98368).

10.2 Sterling Vision, Inc.'s 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement No. 33-98368).

10.3 Form of Sterling Vision, Inc.'s Franchise Agreement (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement No. 33-98368).

10.4 Settlement Agreement between Sterling Vision, Inc. and Neal Polan, dated as of August 31, 1994 (incorporated by reference to Exhibit
           10.4 to the Company's Registration Statement No. 33-98368)

10.5 Lease Agreements between Neptune Technology Leasing Corp. and Sterling Vision, Inc., Sterling Vision of California, Inc. and Sterling Vision, Inc., as successor in interest to CFO (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement No. 33-98368).

10.6 Assignment and Assumption of Equipment Lease by and between Cohen Fashion Optical, Inc. and Sterling Vision, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement No. 33-98368).

10.7 Form of Purchase Order between Summit Technology, Inc. and Sterling Vision, Inc. (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement No. 33-98368).

10.8 Form of Summit Laser Patent License Agreement (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement No. 33-98368).

10.9       Lease  of  10  Peninsula  Blvd.,  Lynbrook,   N.Y.  (incorporated  by
           reference to Exhibit 10.9 to the Company's Registration Statement No. 33-98368).

10.10      Underwriters'   Warrant   Agreement,   including   form  of   Warrant
           (incorporated   by  reference  to  Exhibit  10.10  to  the  Company's
           Registration Statement No. 33-98368).

10.11 Referral Agreement between Cohen Fashion Optical, Inc. and Sterling Vision, Inc. (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement No. 33-98368).

10.12 Robert Greenberg Promissory Notes, dated August 19, 1994, as amended, August 19, 1994, and August 31, 1994, respectively (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement No. 33-98368).

10.13 Purchase Agreement between Sterling Vision, Inc. and RJL Optical, Inc. and Franchise Agreement related thereto (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement No. 33-98368).

10.14 Purchase Agreement between Sterling Vision, Inc. and Dani-Marc Optical, Inc. and Franchise Agreement related thereto (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement No. 33-98368).

10.15 Purchase Agreement between Sterling Vision, Inc. and Jeffrey Rubin, and Franchise Agreement and Management Agreement related thereto (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement No. 33-98368).

10.16 Management Agreement, dated October 31, 1995, between Sterling Vision, Inc. and RJL Optical, Inc. (incorporated by reference to
           Exhibit 10.16 to the Company's Registration Statement No. 33-98368).

10.17 Amended and Restated Management Agreement, dated October 31, 1995, between Sterling Vision, Inc. and Jeffrey Rubin (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement No. 33-98368).

10.18* Employment Agreement, dated November 27, 1995, between Sterling Vision, Inc. and Joseph Silver (incorporated by reference to Exhibit
           10.18 to the Company's Registration Statement No. 33-98368).

10.19* Employment Agreement, dated November 18, 1995, between Sterling Vision, Inc. and Kevin Cambra (incorporated by reference to Exhibit
           10.19 to the Company's Registration Statement No. 33-98368).

10.20* Employment Agreement, dated November 18, 1995, between Sterling Vision, Inc. and Sebastian Giordano (incorporated by reference to
           Exhibit 10.20 to the Company's Registration Statement No. 33-98368).

10.21* Employment Agreement, dated November 27, 1995, between Sterling Vision, Inc. and Jerry Darnell (incorporated by reference to Exhibit
           10.21 to the Company's Registration Statement No. 33-98368).

10.22* Employment Agreement, dated November 27, 1995, between Sterling Vision, Inc. and Robert Greenberg (incorporated by reference to
           Exhibit 10.22 to the Company's Registration Statement No. 33-98368).

10.23* Legal Fee Retainer Agreement, dated November 27, 1995, between Sterling Vision BOS, Inc. and Sterling Vision of California, Inc., and Joseph Silver (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement No. 33-98368).

10.24 Seventh Amendment to the Credit Agreement between Sterling Vision, Inc. Chemical Bank (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement No. 33-98368).

10.25 Waiver, dated as of November 28, 1995, to the Credit Agreement, between Sterling Vision, Inc. and Chemical Bank (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement No. 33-98368).

10.26      Sixth  Amendment,  dated  as of  October  24,  1995,  to  the  Credit
           Agreement between Sterling Vision, Inc. and Chemical Bank (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement No. 33-98368).

10.27 Fifth Amendment and Waiver, dated as of September 15, 1995, to the Credit Agreement between Sterling Vision, Inc. and Chemical Bank (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement No. 33-98368).

10.28 Waiver, dated as of August 8, 1995, to the Credit Agreement between Sterling Vision, Inc. and Chemical Bank (incorporated by reference to
           Exhibit 10.28 to the Company's Registration Statement No. 33-98368).

10.29      Fourth  Agreement  and  Waiver,  dated as of April 25,  1995,  to the
           Credit Agreement between Sterling Vision, Inc. and Chemical Bank (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement No. 33-98368).

10.30 Third Amendment and Waiver, dated as of March 30, 1995, to the Credit Agreement between Sterling Vision, Inc. and Chemical Bank (incorporated by reference to Exhibit 10.30 to the Company's Registration Statement No. 33-98368).

10.31 Second Amendment and Waiver, dated as of September 30, 1994, to the Credit Agreement between Sterling Vision, Inc. and Chemical Bank (incorporated by reference to Exhibit 10.31 to the Company's Registration Statement No. 33-98368).

10.32 First Amendment and Waiver, dated as of July 26, 1994, to the Credit Agreement between Sterling Vision, Inc. and Chemical Bank (incorporated by reference to Exhibit 10.32 to the Company's Registration Statement No. 33-98368).

10.33 Schedule No. 2 to Master Lease Agreement No. 1580, dated as of August 31, 1995, between BLT Leasing Corp. and Sterling Vision, Inc. (incorporated by reference to Exhibit 10.33 to the Company's Registration Statement No. 33-98368).

10.34      Order (1) Approving Sale of Assets and (2) Granting Related Relief in
           Re: OCA Acquisition, Inc. Case No. 395-35856-RCM 11 and Benson Optical Co., Inc. Case NO. 395-35857-SAF-11 and Superior Optical Company, Inc. Case No. 395-36572-SAF 11, Jointly Administered under Case No. 395-35856-RCM-11, filed November 6, 1995 in the Bankruptcy Court for the Northern District of Texas, Dallas Division (incorporated by reference to Exhibit 10.34 to the Company's Registration Statement No. 33-98368).

10.35 Asset Purchase Agreement, dated August 26, 1994, between Pembridge Optical Partners, Inc. and Sterling Vision, Inc. (incorporated by reference to Exhibit 10.35 to the Company's Registration Statement No. 33-98368).

10.36 Asset Purchase Agreement, dated October 24, 1995, between Sterling Vision BOS, Inc. and Benson Optical Co., Inc., OCA Acquisition, Inc. n/k/a Optical Corporation of America, and Superior Optical Company, Inc. (incorporated by reference to Exhibit 10.36 to the Company's Registration Statement No. 33-98368).

10.37 Convertible, Callable, Subordinated Debenture Due September 15, 2015, made by Sterling Vision, Inc. and payable to Benson Eyecare Corp. (incorporated by reference to Exhibit 10.37 to the Company's Registration Statement No. 33-98368).

10.38 Assignment, by Benson Eyecare Corp. to Sterling Vision, Inc., of that certain Security Agreement, dated October 20, 1994, between Benson Eyecare Corp. and OCA Acquisition, Inc., dated September 15, 1995
           (incorporated by reference to Exhibit 10.38 to the Company's Registration Statement No. 33-98368).

10.39 Assignment, dated September 15, 1995, by Benson Eyecare Corporation to Sterling Vision, Inc. of that certain Revolving Credit Note (incorporated by reference to Exhibit 10.39 to the Company's Registration Statement No. 33-98368).

10.40 Assignment, dated September 15, 1995, by Benson Eyecare Corporation to Sterling Vision, Inc. of that certain Subordinated Promissory Note made by OCA Acquisition Inc. (incorporated by reference to Exhibit
           10.40 to the Company's Registration Statement No. 33-98368).

10.41 Assignment, dated September 15, 1995, by Benson Eyecare Corporation to Sterling Vision, Inc. of Benson Eyecare Corporation's rights, title and interest in certain trade receivables (incorporated by reference to Exhibit 10.41 to the Company's Registration Statement No. 33-98368).

10.42 Note Purchase Agreement, dated September 15, 1995, between Benson Eyecare Corporation and Sterling Vision, Inc. (incorporated by reference to Exhibit 10.42 to the Company's Registration Statement No. 33-98368).

10.43* Employment Agreement, dated as of April 1, 1994, between VisionCare of California and Martin J. Shoman, as amended by a Letter Agreement, dated May 12, 1994 (incorporated by reference to Exhibit 10.44 to the Company's Registration Statement No. 33-98368).

10.44 Eighth Amendment and Waiver, dated as of December 19, 1995, to the Credit Agreement, between Sterling Vision, Inc. and Chemical Bank (incorporated by reference to Exhibit 10.45 to the Company's Registration Statement No. 33-98368).

10.45 Tax Agreement, dated as of December 19, 1995, between Sterling Vision, Inc. and the shareholders of Sterling Vision, Inc.
           (incorporated by reference to Exhibit 10.46 to the Company's Registration Statement No. 33-98368).

10.46 Form of Franchisee Stockholder Agreement to be entered into between Sterling Vision, Inc. and certain of its Franchisees (incorporated by reference to Exhibit 10.47 to the Company's Registration Statement No. 33-98368).

10.47 Non-Qualified Stock Option Agreement between Sterling Vision, Inc. and Neal Polan (incorporated by reference to Exhibit 10.48 to the Company's Registration Statement No. 33-98368).

10.48* Stock Purchase Agreement, dated as of December 18, 1995, between Sterling Vision, Inc. and Robert Cohen, Alan Cohen, Edward Cohen, Stefanie Cohen Rubin, Allyson Cohen, Jeffrey Cohen, Richard Cohen, Abby Cohen May, Jennifer Cohen, Meryl Cohen a/c/f Gabrielle Cohen and Meryl Cohen a/c/f Jaclyn Cohen (incorporated by reference to Exhibit
           10.49 to the Company's Registration Statement No. 33-98368).

10.50 Stock Purchase Agreement, dated as of December 18, 1995, between Sterling Vision, Inc. and Neal Polan (incorporated by reference to
           Exhibit 10.51 to the Company's Registration Statement No. 33-98368).

10.51 Multiple Franchise Agreement, dated February 7, 1996, between Leonard Vainio and the Company (incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10K/A for the calendar year ended December 31, 1995, File No. 1-14128).

10.52 Sublease, dated November 29, 1995, as amended, between Conopco, Inc. and the Company with respect to the Insight Laser Center to be located at 725 Fifth Avenue, New York, New York (incorporated by reference to Exhibit 10.52 to the Company's Annual Report on Form 10K/A for the calendar year ended December 31, 1995, File No. 1-14128).

10.53 Sublease, dated February 27, 1996, between 1500 Hempstead Tpke., L.L.C. and the Company with respect to the Company's new office facilities to be located at 1500 Hempstead Turnpike, East Meadow, New York (incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10 K/A for the calendar year ended December 31, 1995, File No. 1-14128).

10.54 Sales Agreement, dated January 31, 1996, between Insight Laser Centers, Inc. and VISX Incorporated, together with the form of VISX Patent and Software License Agreement to be entered into in connection therewith (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10K/A for the calendar year ended December 31, 1995, File No. 1-14128).

10.55 Waiver, dated as of March 25, 1996, to the Credit Agreement between Sterling Vision, Inc. and Chemical Bank (incorporated by reference to
           Exhibit 10.55 to the Company's Annual Report on Form 10K/A for the calendar year ended December 31, 1995, File No. 1-14128).

10.56* Employment Agreement, dated March 8, 1996, between Sterling Vision, Inc. and Mr. Ali Akbar (incorporated by reference to Exhibit 10.56 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No. 1-14128).

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

10.59 Assignment and Assumption of Lease Agreement ("VCA" Company Store Leases"), dated June 7, 1996, between VCA and certain of its affiliates and DKM (incorporated by reference to Exhibit 10.59 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File No. 1-14128).

10.60 Assignment and Assumption of Lease Agreement ("VCA" Company Store Leases"), as amended by a Letter Agreement, dated June 10, 1996, between VCA and certain of its affiliates and DKM (incorporated by reference by to Exhibit 10.60 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File No. 1-14128).

10.61 Assignment and Assumption of Lease Agreement ("VCA Franchised Store Leases") as amended by a Letter Agreement, dated July 11, 1996 (incorporated by reference to Exhibit 10.61 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File No. 1-14128).

10.62 Assignment, dated June 19, 1996, by Bank One Kentucky, N.A. (Assignor") to DKM, all of Assignor's right, title and interest in and to that certain Revolving Credit Loan Agreement and Security Agreement, dated January 10, 1992, between the Assignor and Duling Optical Corporation, et. al. (incorporated by reference to Exhibit
           10.62 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File No. 1-14128).

10.63 First Amendment to the Company's 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.63 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File No. 1-14128).

10.64 Purchase and Sale Agreement, dated September 30, 1996, between Eye Site (Ontario) Ltd. And the Company (incorporated by reference to
           Exhibit 10.64 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 , File No. 1-14128).

10.65 Master Franchise Agreement, dated September 30, 1996, between Eye Site, Inc., and Eye Site (Ontario) Ltd. and the Company (incorporated by reference to Exhibit 10.65 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-14128).

10.66 Form of Promissory Notes, dated November 29, 1996, between the Company and each of Drs. Edward, Robert and Alan Cohen. (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1996).

10.67 Ninth Amendment, dated November 29, 1996, to the Credit Agreement between the Company and Chase Manhattan Bank. (incorporated by reference to the Company's Current Report on Form 8-K, dated November 29, 1996).

10.68 Tenth Amendment and Waiver, dated February 26, 1997, to the Credit Agreement between the Company and Chase Manhattan Bank. (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1996).

10.69 Form of Convertible Debentures and Warrants Subscription Agreement, dated February 26, 1997 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated February 26, 1997).


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

10.79 Contract of Sale, dated May 6, 1998, between Insight Laser Centers N.Y.I, Inc. and Nassau Center for Ambulatory Surgery, Inc. (Incorporated by reference to Exhibit 10.79 to the Company's Current Report on Form 8-K, dated May 6, 1998).

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

10.82* Employment Agreement, dated as of March 2, 1998, between the Company and William J. Young (Incorporated by reference to Exhibit 10.82 of the Company's Quarterly Report on Form 10K/A for the Quarter Ended March 31, 1998).

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

10.87* Employment Agreement, dated as of August 20, 1999, between Insight Laser Center, Inc. and Robert Greenberg (Incorporated by reference to
           Exhibit 10.79 to the Company's Current Report on Form 8-K, dated August 20, 1999).

10.88* Employment Agreement, dated as of August 20, 1999, between Insight Laser Centers, Inc. and Kim Greenberg (Incorporated by reference to
           Exhibit 10.88 to the Company's Current Report on Form 8-K, dated August 20, 1999).

10.89      Press Release,  dated December 7, 1999  (Incorporated by reference to
           Exhibit 10.89 to the Company's Current Report on Form 8-K, dated December 7, 1999).

10.90 Third Amendment to Convertible Preferred Stock and Warrants Subscription Agreement, dated December 7, 1999 (Incorporated by reference to Exhibit 10.90 to the Company's Current Report on Form 8-K, dated December 7, 1999).

10.91 Form of Engagement Letter, dated December 16, 1999, between the Company and Rare Medium, Inc. (Incorporated by reference to Exhibit
           10.91 to the Company's Current Report on Form 8-K/A, dated December 16, 1999).

10.92      Press Release,  dated December 17, 1999 (Incorporated by reference to
           Exhibit 10.92 to the Company's Current Report on Form 8-K/A, dated December 16, 1999).

10.93 Form of Warrant, dated December 16, 1999, in favor of MY2000, LLC (Incorporated by reference to Exhibit 10.93 to the Company's Current Report on Form 8-K/A, dated December 16, 1999).

10.94 Form of Certificate of Amendment of the Certificate of Incorporation of the Company, dated February 8, 2000 (Incorporated by reference to Exhibit 10.94 to the Company's Current Report on Form 8-K, dated February 8, 2000).

10.95 Press Release, dated February 15, 2000, with respect to the Agreement entered into with RMI (Incorporated by reference to Exhibit 10.95 to the Company's Current Report on Form 8-K, dated February 8, 2000).

10.96 Form of Certificate of Amendment of the Certificate of Incorporation of the Company, dated February 4, 2000 (Incorporated by reference to Exhibit 10.96 to the Company's Current Report on Form 8-K, dated February 8, 2000).

10.97* Employment Agreement dated as of February 22, 2000, between Sterling Vision, Inc. and Gregory T. Cook (incorporated by reference to Exhibit 10.97 to the Company's Current Report on Form 8-K, dated February 22, 2000).

10.98* Employment Agreement dated as of February 22, 2000, between Sterling Vision, Inc. and Sara V. Traberman (incorporated by reference to Exhibit 10.98 to the Company's Current Report on Form 8-K, dated February 22, 2000).

10.99* Employment Agreement dated as of February 22, 2000, between Sterling Vision, Inc. and James E. Ewer (incorporated by reference to Exhibit 10.99 to the Company's Current Report on Form 8-K, dated February 22, 2000).

10.100 Press Release, dated March 30, 2000, with respect to the Engagement Letter entered into with McDonald Investments (incorporated by reference to Exhibit 11.00 to the Company's Current Report on Form 8-K, dated March 23, 2000).

10.101* Employment Agreement dated February 29, 2000, between the Registrant and Joseph Silver.

10.102* Legal Fee Retainer Agreement dated February 29, 2000, between Sterling Vision of California, Inc. and Joseph Silver.

10.103 Press Release, dated October 31, 2000, with respect to the Stock Repurchase Program authorized by the Registrant's Board of Directors (incorporated by reference to Exhibit 11.03 to the Registrants Current Report and Form 8-K, dated October 31, 2000).

10.104* Amendment, dated as of February 23, 2000, to the Employment Agreement dated as of February 22, 2000, between Sterling Vision, Inc. and Gregory T. Cook.

10.105* Amendment, dated as of February 23, 2000, to the Employment Agreement dated as of February 22, 2000, between Sterling Vision, Inc. and Sara
           V. Traberman.

10.106* Amendment, dated as of February 23, 2000, to the Employment Agreement dated as of February 22, 2000, between Sterling Vision, Inc. and James E. Ewer.

10.107* Form of Severance Agreement, dated as of March 27, 2001, between Emerging Vision, Inc. and Gregory T. Cook.

10.108* Form of Severance Agreement, dated as of March 27, 2001, between Emerging Vision, Inc. and James E. Ewer.

10.109 Form of Consulting Agreement, dated as of November 7, 2000, between Emerging Vision, Inc. and Balfour Investors Incorporated.

10.110 Form of Consulting Agreement, dated as of December 18, 2000, between Emerging Vision, Inc. and Balfour Investors Incorporated.

10.111 Form of Stock Option Agreement, dated as of November 7, 2000, between Emerging Vision, Inc. and Balfour Investors Incorporated.

10.112 Form of Management Services Agreement, dated as of January 22, 2001, between Emerging Vision, Inc. and Goldin Associates, L.L.C.

16.1 Letter, dated March 4, 1996, from Janover Rubinroit LLC, the former independent certified public accountant for the Company (incorporated by reference to Exhibit 16 to the Company's Current Report on Form 8-K dated March 7, 1996).

21         List of Subsidiaries.


23.01      Consent of Independent Public Accountants

b.)  Reports on Form 8-K

         On October 31, 2000, the Registrant filed a Report on Form 8-K regarding the Stock Repurchase Program authorized by the Registrant's Board of Directors.
- -------------------
* Constitutes  a management  contract or  compensatory  plan or arrangement.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    EMERGING VISION, INC.


                                    By: /s/ Michael C. McGeeney
                                        ---------------------------
                                        Michael C. McGeeney
                                        President and Chief Executive Officer

                                    Date: April 2, 2001


       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                      Title                                Date
- --------------------------     -----------------------------    -------------


/s/ William Stasior            Chairman of the
- --------------------------     Board of Directors                April 2, 2001
William Stasior


/s/ Michael C. McGeeney        President and
- -------------------------      Chief Executive Officer           April 2, 2001
Michael C. McGeeney


/s/ George D. Papadopoulos     Chief Financial Officer           April 2, 2001
- --------------------------
George D. Papadopoulos


/s/ Alan Cohen                 Director                          April 2, 2001
- --------------------------
Alan Cohen


                               Director                          April  , 2001
- --------------------------
Robert Cohen


/s/ Joel Gold                  Director                          April 2, 2001
- --------------------------
Joel Gold