Form 10-K/A
period 2000-12-31
EMERGING VISION INC
filed 2001-04-30
CIK 1002554

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
                    (formerly known as Sterling Vision, Inc.)
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

                                  Yes   X       No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of the Registrant's Common Stock, par value $.01 per share (the "Common Stock") held by nonaffiliates of the Registrant as of April 24, 2001 (based upon the closing price of $0.37 per share as quoted on the Nasdaq National Market System), was approximately $8,785,000. For purposes of this computation, the shares of Common Stock held by directors, executive officers and principal shareholders owning more than 5% of the Registrant's outstanding Common Stock and for which a Schedule 13G was filed, were deemed to be stock held by affiliates. As of April 24, 2001, there were approximately 23,743,000 outstanding shares of Common Stock held by nonaffiliates.

       As of April 24, 2001, there were outstanding 25,376,894 shares of the Registrant's Common Stock and 2.51 shares of the Registrant's Senior Convertible Preferred Stock, par value $.01 per share (convertible into an aggregate of 334,166 shares of the Registrant's Common Stock).

      This Report on Form 10-K/A - Amendment No. 1 (this "Amendment") amends and supplements the Annual Report on Form 10-K (the "Original Form 10-K") filed by Emerging Vision, Inc., a New York corporation "Emerging" or "EVI" and, together with its subsidiaries herein after collectively referred to as the "Company"), on April 2, 2001. The sole purpose of this Amendment is to amend and restate Items 10, 11, 12 and 13 of Part III of the Original Form 10-K to read in their entirety as set forth below. Capitalized terms not otherwise defined herein shall have the respective meanings ascribed to them in the Original Form 10-K.


                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The Board of Directors consists of four Directors. The Directors of EVI are divided into two classes, designated as Class 1 and Class 2, respectively. Directors of each Class will be elected at the Annual Meeting of the Shareholders of EVI held in the year in which the term of such Class expires, and will serve thereafter for two years. All Directors serve until their respective successors are duly elected and qualified or until an earlier resignation, removal from office, retirement or death. Mr. William F. Stasior presently serves as a Class 1 Director and is scheduled to hold office until the 2002 Annual Meeting of Shareholders. Drs. Robert and Alan Cohen and Mr. Joel Gold presently serve as Class 2 Directors and are scheduled to hold office until the 2001 Annual Meeting of Shareholders.





INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS


         The Directors and executive officers of Emerging are as follows:

NAME                           AGE    POSITION

William F. Stasior             60     Chairman of the Board of Directors
Alan Cohen, O.D.               50     Vice-Chairman of the Board of Directors
Robert Cohen, O.D.             56     Director
Joel Gold                      59     Director
Michael C. McGeeney            56     President and Chief Executive Officer
Joseph Silver                  55     Vice President-Legal Affairs and
                                      General Counsel
Dr. Nicholas Shashati          41     President - VisionCare of California
George D. Papadopoulos         29     Senior Vice President,
                                      Chief Financial Officer, Secretary
                                      and Treasurer


     William F. Stasior was appointed as Chairman of Emerging's Board of Directors, effective April 10, 2000. From 1991 to 1999, Mr. Stasior served as the Chairman and Chief Executive Officer of Booz-Allen & Hamilton, Inc., one of the world's largest management and technology consulting firms. Mr. Stasior currently serves on the Board of Advisors for both Northwestern University's Kellogg Graduate School of Management and INSEAD, the leading business school in Europe, and serves on the Board of Directors of Opnet Technology, Inc., a software company that specializes in enhancing network performance for the Internet and other applications, and Rare Medium, Inc., an e-commerce services company. Mr. Stasior also serves on the Board of Advisors of BigSoftE, an information and e-commerce portal servicing the business software market. He is also a member of the Board of Directors of the United Negro College Fund, and chairs several of its committees. He is active in technical professional associations, and has served on various panels of the National Research Council. Mr. Stasior holds Masters and Bachelors degrees from Northwestern University, in Engineering and Computer Sciences.


         Dr. Alan Cohen has served as a Director of the Company since inception. He also served as Chief Operating Officer of the Company from 1992 until October, 1995, when he became Vice Chairman of the Board of Directors, and as the Company's President, Chief Executive Officer and Chief Operating Officer from October, 1998 through April 17, 2000, when he became President of the Company's retail optical store division, which position Dr. Cohen resigned from on January 9, 2001. Dr. Cohen, together with his brother, Dr. Robert Cohen, is the owner of Meadows Management, LLC ("Meadows") which, until April 9, 2000, rendered consulting services to the Company. From 1974 to the present, Dr. Alan Cohen has been engaged in the retail and wholesale optical business. For more than 10 years, Dr. Cohen has also been a director, principal shareholder and officer of Cohen Fashion Optical, Inc. and its affiliates ("CFO"), which currently maintains its principal offices in East Meadow, New York; and, since January 15, 2001, as President of General Vision Services, LLC ("GVS"), which currently maintains its principal offices in New York City. Dr. Cohen and his brother, Dr. Robert Cohen, also are shareholders of CFO and principals of GVS. CFO and GVS each engage in the operation (and, in the case of CFO, franchising) of retail optical stores similar to those operated and franchised by the Company. Dr. Cohen is also an officer and a director of several private management and real estate companies and other businesses. Dr. Cohen graduated from the Pennsylvania School of Optometry in 1972, where he received a Doctor of Optometry degree.


         Dr. Robert Cohen served as Chairman of the Board of Directors of the Company from inception through April 7, 2000, when he resigned as Chairman. He also served as Chief Executive Officer of the Company from inception until October, 1995. Dr. Cohen, together with his brother, Dr. Alan Cohen, is the owner of Meadows which, until April 9, 2000, rendered consulting services to the Company. From 1968 to the present, Dr. Robert Cohen has been engaged in the retail and wholesale optical business. For more than 10 years, Dr. Cohen has also served as President and a director of CFO, which currently maintains its principal offices in East Meadow, New York; and, since January 15, 2001, as the Chief Executive Officer of GVS. Dr. Cohen and his brother, Dr. Alan Cohen, also are shareholders of CFO and members of GVS. Dr. Cohen is also an officer and a director of several private management and real estate companies and other businesses. He is a graduate of the Pennsylvania School of Optometry where, in 1968, he received his Doctor of Optometry degree.


         Joel L. Gold has served as a Director of Emerging since December 1995. He is currently Executive Vice-President-Investment Banking of Berry Shino Securities, Inc., an investment banking firm located in New York City. From January, 1999 until December, 1999, he was an executive vice-president of ISG-Solid Capital Markets, an investment banking firm also located in New York City. From September 1997 to January 1999, he served as a Senior Managing Director of Interbank Capital Group, LLC, an investment banking firm located in New York City. From April, 1996 to September, 1997, Mr. Gold was an Executive Vice President of LT Lawrence & Co., and from March, 1995 to April, 1996, a Managing Director of Fechtor Detwiler & Co., Inc., one of the underwriters of the Company's initial public offering. Mr. Gold was a Managing Director of Furman Selz Incorporated from January 1992 until March 1995. From April 1990 until January 1992, Mr. Gold was a Managing Director of Bear Stearns and Co., Inc. ("Bear Stearns"). For approximately 20 years before he became affiliated with Bear Stearns, he held various positions with Drexel Burnham Lambert, Inc. He is currently a director of Concord Camera Corp., a manufacturer and distributor of cameras ("Concord"); and PMCC Financial Corp. ("PMCC"), a specialty, consumer finance company. He currently serves on the Compensation Committee of each of Concord and PMCC.


         Michael C. McGeeney, since July, 2000, has been employed by Goldin Associates, LLC, located in New York, New York, as a senior consultant, which firm was retained by Emerging, on January 16, 2001, to provide interim management services, to EVI, at the direction of its Board of Directors. Consistent with such retention, Mr. McGeeney, on such date, was appointed as the President and Chief Executive Officer of EVI's retail optical, laser and ambulatory surgery center businesses; and, on March 22, 2001, became the President of EVI and each of its subsidiaries. From January, 1999 to July, 2000, Mr. McGeeney served as a senior partner at LTA International Consulting located in Tampa, Florida, and from 1997 to 1999, he served as Executive Vice President
- Sales and Marketing for Pharmacy Fund, Inc., located in New York, New York, a company engaged in the purchase and servicing of pharmaceutical prescription receivables. From 1995 to 1997, he served as Executive Vice President of Fountainhead Communications, Inc. located in New York, New York. In addition, Mr. McGeeney: (i) is the caretaker officer appointed by the U. S. Bankruptcy Court in connection with the Chapter 11 proceedings initiated by Value Software, Inc.; and (ii) serves on the Board of Advisors of various other companies. Mr. McGeeney graduated from Texas Christian University in 1966, when he received a Bachelor in Business Administration degree.


         Joseph Silver currently serves as the Company's Vice President-Legal Affairs and General Counsel and previously served as Executive Vice
President-Legal Affairs, Secretary, and General Counsel of the Company from March 1992 until March 1, 2001, when he resigned as an Executive Vice-President and Secretary of the Company. From May 1985 to December 1991, Mr. Silver served as General Counsel to The Trump Organization, located in New York, New York. Mr. Silver is a member of the New York State Bar, and received a Juris Doctorate degree from Brooklyn Law School in 1969. Mr. Silver, together with his wife, are the principal stockholders of RJL Optical, Inc., which, until November 30, 2000, was the former franchisee of the Sterling Optical Center located in Great Neck, New York, which was then being managed by the Company, and the assets of which were then reacquired by the Company.


         Dr. Nicholas Shashati has been the Director of Professional Services of the Company since July, 1992 and, since March 1, 1998, President of EVI's wholly owned subsidiary, VisionCare of California. Dr. Shashati earned a Doctor of Optometry degree from Pacific University of California in 1984, and received a Bachelor of Science degree from Pacific University and a Bachelor of Science degree in Biology from San Diego State University. Dr. Shashati is licensed as an optometrist in the States of New York, California, Arizona and Oregon. He is Chairperson for the Quality Assurance Committee of the Company, as well as a Practice Management Consultant.


         George D. Papadopoulos joined EVI in March, 2000 as the Vice President-Finance of its Internet Division and, on March 22, 2001, became the Company's Senior Vice President, Chief Financial Officer, Secretary and Treasurer. From 1999 to March, 2000, Mr. Papadopoulos was the Controller for CareInsite, Inc., a publicly traded company engaged in e-commerce business to business for the healthcare industry, located in Ridgefield, New Jersey; from 1997 to 1999, he served as Controller and Secretary for Safety Components International, a publicly traded company principally engaged in airbag manufacturing for the automotive industry, located in Fort Lee, New Jersey; and from 1996 to 1997 he served as Controller for International Post Limited (n/k/a Video Services Corporation), a publicly traded company engaged in post-production services, located in New York, New York. Mr. Papadopoulos is licensed in New York State as a certified public accountant, and received his Bachelor in Business Administration from Pace University in 1993.



      COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934


         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Emerging's executive officers and Directors, and persons who own more than ten percent of a registered class of EVI's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, Directors and greater than ten percent shareholders are required, by SEC regulation, to furnish EVI with copies of all Section 16(a) forms they may file.

         Based solely on a review of the copies of such forms furnished to EVI, or written representations that no Forms 5 were required, EVI believes that, during the year ended December 31, 2000, all Section 16(a) filing requirements applicable to its executive officers, Directors and greater than ten percent beneficial owners were complied with, except that, each of the Company's directors and executive officers required to make Section 16(a) filings filed their respective Forms 5 after their required deadlines. In addition, Messrs. Cook and Ewer and Ms. Traberman have not provided the Company with confirmation that they have timely filed their respective final Forms 5.

ITEM 11.   EXECUTIVE COMPENSATION

         The following Summary Compensation Table sets forth the compensation of Emerging's Chief Executive Officer for the three years ended December 31, 2000, and the other four most highly compensated executive officers of the Company in the year ended December 31, 2000 (collectively, the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE


                                                                            Long  Term
                                                                           Compensation
                                                                            Securities
                                 Fiscal      Annual Compensation            Underlying           All Other
Name and Principal Position       Year      Salary          Bonus          Stock Options       Compensation
-------------------------------  ------    --------------------------     ---------------     --------------


Michael C. McGeeney,              2000             -           -                   -                  -
President  and Chief  Executive
Officer (1)

Alan Cohen                        2000      $250,000           -             300,000 (3)       $ 12,278  (4)
President-Retail  Optical Store   1999      $250,000           -                  --           $ 12,594  (4)
Division  and Vice  Chairman of   1998      $ 45,192           -             250,000 (3)       $ 16,447  (4)
the Board of Directors (2)

Jerry Darnell                     2000      $173,582     $69,500 (6)          50,000 (9)       $ 14,790 (10)
Senior Vice  President-Business   1999      $199,500     $71,000 (6)          25,000 (8)       $ 16,378 (10)
Development(5)                    1998      $197,965     $82,257 (6)          25,000 (7)       $ 20,399 (10)

Joseph Silver                     2000      $126,200     $15,000              50,000 (13)      $165,947 (14)(15)
General Counsel (11)              1999      $126,200     $15,000              25,000 (12)      $167,782 (14)(15)
                                  1998      $124,477     $15,000              25,000 (12)      $150,795 (14)(15)

Gregory C. Cook                   2000      $167,692(17)       -             800,000 (18)      $  2,000 (19)
President  and Chief  Executive
Officer (16)


Sara V. Traberman                 2000      $143,269(21) $25,000(22)         400,000 (23)      $  2,000 (24)
Chief Financial Officer (20)



(1) Mr. McGeeney became the President of the Company's retail optical, laser and ambulatory surgery center businesses on January 16, 2001, and the President and Chief Executive Officer of the Company on March 22, 2001. Mr. McGeeney is employed and compensated by Goldin Associates, LLC, a firm retained by Emerging, on January 16, 2001, to provide interim management services, to the Company, at the direction of EVI's Board of Directors.
(2) Alan Cohen was appointed to the positions of President, Chief Executive Officer and Chief Operating Officer as of October 15 1998, resigned from each of such positions on April 17, 2000 and, on April 18, 2000, was appointed as the President of the Company's retail optical store division, which position he resigned from on January 9, 2001.
(3)     All of these options are fully vested and exercisable.
(4) Represents automobile lease payments made on behalf of Dr. Cohen and the costs of insuring such automobile.
(5) Mr. Darnell: (i) was appointed to the position of Chief Operating Officer-Franchise Division on September 18, 1999; (ii) resigned such position on April 17, 2000; and (iii) was appointed to the position of Senior Vice President-Business Development on April 18, 2000, which position he resigned from on March 27, 2001.
(6)     Represents commissions paid to Mr. Darnell.
(7) One quarter (25%) of these options were cancelled in March, 2001, as a result of Mr. Darnell's resignation as an officer of the Company.
(8) All of these options vested on December 22, 2000, but are subject to cancellation on July 3, 2001 as a result of Mr. Darnell's resignation from the Company.
(9) All of these options vested on February 25, 2001, but are subject to cancellation on July 3, 2001 as a result of Mr. Darnell's resignation from the Company.
(10) Represents car allowance payments made to Mr. Darnell, life insurance and disability insurance premiums paid by the Company, and reimbursement of medical insurance deductions.
(11) Mr. Silver resigned as the Company's Executive Vice President and Secretary on March 1, 2001.
(12)    All of these options are fully vested.
(13)    All of these options vested on February 25, 2001.
(14) Includes $138,800, $138,800, and $123,039 in legal fees paid by Sterling Vision of California, Inc.("SVCI") in 2000, 1999 and 1998, respectively.
(15) Includes car allowance payments made to and/or on behalf of Mr. Silver, life insurance and/or disability insurance premiums paid by the Company and reimbursement of medical insurance deductions.
(16) Mr. Cook was appointed to the position of President and Chief Executive Officer of Emerging's Internet Division, effective February 22, 2000 and, effective as of April 18, 2000, as the Company's President and Chief Executive Officer, which positions he resigned from on March 27, 2001.
(17)    Represents salary for the period March 1 through December 31, 2000.
(18) One-third (33 1/3%) of these options vested on March 1, 2001; and the balance of these options were cancelled as a result of Mr. Cook's resignation from the Company in March, 2001.
(19)    Represents legal fees paid to Mr. Cook's attorney.
(20) Ms. Traberman was appointed to the position of Chief Financial Officer-Internet Division, effective February 22, 2000, became the Chief Financial Officer of the Company as of April 18, 2000, and resigned from the Company on April 24, 2001.
(21)    Represents  salary  for the  period  March 20, 2001  through   December
        31, 2000.
(22)    Represents signing bonus.
(23) One-third (33 1/3%) of these options would have vested on each of March 1, 2001, 2002 and 2003, but were cancelled, on April 24, 2001, as a result of Ms. Traberman's resignation from the Company.
(24)    Represents legal fees paid to Ms. Traberman's attorney.

                        OPTION GRANTS IN LAST FISCAL YEAR

         During the fiscal year ended December 31, 2000, Emerging's Compensation Committee granted the following options to Dr. Alan Cohen, the Company's then Chief Executive Officer, and each of the four other highest paid executive officers of the Company (the "Named Executive Officers"):

         (i) on February 17, 2000, EVI's Compensation Committee granted to Dr. Alan Cohen, the then president of the Company's retail optical division, additional options to purchase 300,000 shares of its Common Stock, each of which options vested immediately, has a term of ten years and provides for an exercise price equal to the composite closing price ,as quoted on the NASDAQ National Market System (the "Closing Price") on the date of grant;

         (ii) on February 25, 2000, EVI's Compensation Committee granted to Jerry Darnell, the Company's Senior Vice President-Business Development, additional options to purchase 50,000 shares of its Common Stock, each of which options did not vest until February 25, 2001, has a term of ten years and provides for an exercise price equal to the Closing Price on the date of grant;

         (iii) on February 25, 2000, EVI's Compensation Committee granted to Joseph Silver, the Company's then Secretary, Executive Vice President-Legal Affairs and General Counsel, additional options to purchase 50,000 shares of its Common Stock, each of which did not vest until February 25, 2001, has a term of ten years and provides for an exercise price equal to the Closing Price on the date of grant;

         (iv) on February 22, 2000, EVI's Compensation Committee granted to Gregory Cook, the then President of the Company's Internet division, options to purchase 800,000 shares of its Common Stock, one-third (33-1/3%) of which options vested on March 1, 2001 have a term of ten years and provide for an exercise price equal to the Closing Price on the date of grant. The remaining two-thirds (66-2/3%) of such options were forfeited on March 27, 2001 in connection with Mr. Cook's resignation from the Company; and

         (v) on February 22, 2000, EVI's Compensation Committee granted to Sara Traberman, the then Chief Financial Officer of the Company's Internet division, options to purchase 400,000 shares of its Common Stock, one-third (33-1/3%) of which options vested (or would have vested, as the case may be) on each of March 1, 2001, 2002 and 2003, had a term of ten years and provided for an exercise price equal to the Closing Price on the date of grant. All such options were subsequently cancelled in connection with Ms. Traberman's resignation on April 24, 2001.

         The following table sets forth information concerning the options granted during 2000 to each of the Company's Named Executive Officers.



                                         % of Total
                          Number of       Options                                     Potential Realizable Value of
                           Shares        Granted to     Exercise                      Assumed Annual Rates of Stock
                         Underlying     Employees in     Price                       Price Appreciation for Option Term
       Name           Options Granted   Fiscal Year    Per Share    Expiration Date          5%                10%
--------------------- ---------------- -------------- ------------- ---------------- ------------------ ----------------


Dr. Alan Cohen         300,000            13.1%         $8.25          2/17/10         $1,556,500         $ 3,944,500
Jerry Darnell           50,000             2.2%         $9.75          2/25/10(*)      $  306,600         $   776,950
Joseph Silver           50,000             2.2%         $9.75          2/25/10(*)      $  306,600         $   776,950
Gregory Cook           800,000            35.0%         $8.0625        2/22/10         $4,056,400         $10,279,650
Sara Traberman         400,000            17.5%         $8.0625        2/22/10         $2,028,200         $ 5,139,800


(*) Subject to earlier termination ninety (90) days after the resignation or termination of the employees' employment by the Company.



                AGGREGATED OPTIONS EXERCISED IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                             Shares
                            Acquired                      Number of Securities
                               on          Value         Underlying Unexercised       Value of Unexercised In-the-Money
                            Exercise     Realized        Options at FY-End (#)             Options at FY-End ($)*
   Name                        (#)          ($)        Exercisable/Unexercisable        Exercisable/Unexercisable
------------------------- ------------ ------------ ------------------------------- ------------------------------------
Alan Cohen                      -            -              700,000/700,000                 $0.00/$0.00
Michael McGeeney                -            -                     -0- / -0-                $0.00/$0.00
Jerry Darnell                97,000      $243,082            140,319/56,250                 $0.00/$0.00
Joseph Silver                10,000      $100,000            233,569/50,000                 $0.00/$0.00
Gregory Cook                    -            -                  -0-/800,000                 $0.00/$0.00
Sara Traberman                  -            -                  -0-/400,000                 $0.00/$0.00


* Based on the Nasdaq Stock Market composite closing price for the last business day of the fiscal year ($.4375). The stock options granted to the Named Executive Officers have exercise prices as follows: Dr. Alan
         Cohen:  150,000 shares at $8.9375,  250,000 shares at $3.00 and 300,000 shares at $8.25; Mr. Jerry Darnell: 96,569 shares at $6.00, 25,000 shares at $3.0625, 25,000 shares at $4.50 and 50,000 shares at $9.75;
         Mr. Joseph Silver: 183,569 shares at $6.00, 25,000 shares at $3.0625, 15,000 shares at $2.00 and 50,000 shares at $9.75; Gregory Cook:
         800,000 shares at $8.0625; and Sara Traberman: 400,000 shares at $8.0625.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Dr. Robert Cohen, Dr. Alan Cohen and Mr. Joel Gold served on the Compensation Committee since its formation in December, 1995, until May 2, 2000, when Dr. Alan Cohen and Mr. Joel Gold were replaced by William Stasior and Gregory Cook. Mr. Gold was a Managing Director of Fechtor, Detwiler & Co., Inc. ("Fechtor"), which acted as one of the Underwriters in connection with the Company's initial public offering which was consummated in December, 1995. In addition, in connection with the Company's initial public offering, EVI granted to the Underwriters warrants to purchase 220,000 shares of Common Stock at an exercise price of $9.00 per share, which warrants were exercisable at any time until December 26, 2000. In March, 1996, Fechtor transferred 15,000 of such warrants to Mr. Gold, a portion of which were exercised by him in February, 2000.


                              EMPLOYMENT CONTRACTS

         On February 22, 2000, Emerging and each of Gregory T. Cook, Sara V. Traberman and James C. Ewer entered into employment agreements, each having a term of three years.

         Pursuant to Mr. Cook's agreement, he was appointed to the position of President and CEO of the Company's Internet division at an initial annual base salary of $200,000, increasing by at least five percent for each year of the term thereafter. In addition, the agreement: (i) provided for the grant, to Mr. Cook, of options to purchase 800,000 shares of EVI's Common Stock, each at an exercise price equal to the Closing Price on the day immediately preceding the date of his commencement of employment ($8.0625), one-third of which were to vest as of the expiration of each year of the term thereof; and (ii) permitted Mr. Cook to terminate such employment agreement upon the occurrence of certain specified events, whereupon the Company would be required to: (i) immediately vest all of the options previously granted to Mr. Cook; and (ii) pay to Mr. Cook severance pay in an amount equal to (x) all compensation which would have otherwise become payable to him through the original expiration date of the term of the agreement (February 22, 2003), plus (y) the sum of $2 million (the "Base Amount"), which Base Amount was to be reduced (under certain conditions) by the excess, if any, of the then fair market value of the options granted to Mr. Cook, over the exercise price thereof.

         Pursuant to EVI's agreement with Ms. Traberman (which is similar in form to Mr. Cook's), she was appointed as the Senior Vice President-Finance and Chief Financial Officer of such Internet division at an initial annual base salary of $150,000, together with options to purchase 400,000 shares of EVI's Common Stock, each of which had the same exercise price and vesting schedule as Mr. Cook's. In addition, such agreement afforded her the ability to terminate the same upon the occurrence of certain specified events; provided, however, that for purposes of computing Ms. Traberman's severance pay, the Base Amount would be $1 million.

         Pursuant to EVI's agreement with Mr. Ewer (which is similar in form to Mr. Cook's), he was appointed as the Senior Vice President-Operations of such Internet division at an initial annual base salary of $140,000, together with options to purchase 20,000 shares of EVI's Common Stock, each of which had the same exercise price and vesting schedule as Mr. Cook's. In addition, such agreement afforded him the ability to terminate the same upon the occurrence of certain specified events; provided, however, that for purposes of computing Mr. Ewer's severance pay, the Base Amount would be $500,000.

         On March 27, 2001, Messrs. Cook and Ewer tendered their resignations as officers (and, in the case of Mr. Cook, as a director) of the Company and, in connection therewith, the Company obtained unconditional releases, from each such individual, of its obligations under each of their respective Employment Agreements, all in exchange for lump sum severance payments to Messrs. Cook and Ewer of $277,000 and $205,000, respectively, and the issuance, to each such individual, of 250,000 additional employee stock options, exercisable for 5 years at $.25 per share. In addition, on April 24, 2001, Ms. Traberman resigned from the Company and, in connection therewith, agreed to accept the sum of $750,000 plus 125,000 additional employee stock options having a term of 5 years and exercisable at $.29 per share, all in exchange for her unconditional general release of the Company.

         On February 29, 2000, the Company and Joseph Silver entered into a one-year employment agreement pursuant to which Mr. Silver was continued in his employment as the Company's Executive Vice President-Legal Affairs, Secretary and General Counsel. Pursuant to said agreement, Mr. Silver was paid an annual base salary equal to the salary then being paid to him ($126,200, increasing by 5% during any renewal term thereof), together with an annual bonus of $15,000. In addition, under the agreement, Mr. Silver was: (i) to be provided with the use of an automobile; (ii) received a monthly car allowance; and (iii) entitled to life and disability insurance in specified limits. Furthermore, the agreement entitled the Company, subject to its compliance with certain conditions precedent, to terminate the same, at any time, without cause, on ninety days' prior notice to Mr. Silver and: (i) the payment, to Mr. Silver, of severance pay equal to six (6) months' base salary and six (6) months of the legal fees (as discussed below) otherwise payable to Mr. Silver; and (ii) the immediate vesting of the options granted to Mr. Silver in 2000.

         Pursuant to Mr. Silver's employment agreement, he was additionally entitled to a monthly legal fee payable by Sterling Vision of California, Inc. ("SVCI"), a wholly-owned subsidiary of EVI, pursuant to a separate legal fee retainer agreement that was executed simultaneously with his employment agreement and had a term coexistent therewith (the "Legal Fee Retainer Agreement"). Pursuant to the Legal Fee Retainer Agreement, SVCI annually paid to Mr. Silver legal fees of $138,800 (which were equal to the legal fees then being paid to him by SVCI).

         On March 1, 2001, the Company advised Mr. Silver that it did not intend to renew the term of each such agreement, although Mr. Silver continues: (i) to serve as the Company's General Counsel and Vice President-Legal Affairs; and
(ii) to be entitled to his severance pay.

                       OPERATION OF THE BOARD OF DIRECTORS

         During the fiscal year ended December 31, 2000, the Board of Directors of Emerging held six meetings in person, held one additional meeting telephonically, and acted by unanimous written consent seven times. Each Director (including Messrs. Gregory Cook and Suresh Mathews, who resigned as directors in March, 2001) attended at least 75% of the meetings held by the Board of Directors during the period in which such Director served, including the meetings held by the Committees on which such Director served.

COMMITTEES OF THE BOARD

         The standing committees of the Board of Directors include the Executive Committee, the Audit Committee, the Compensation Committee and the Independent Committee.

         The Executive Committee, whose members are William Stasior and Alan Cohen (and whose members, during the 2000 fiscal year, were William Stasior, Gregory Cook and Alan Cohen) is generally authorized to exercise the powers of the Board of Directors in connection with the management of the Company; provided, however, that the Executive Committee does not have the authority to submit to shareholders any action that needs shareholder approval under law, fill vacancies in the Board of Directors or in any Committee, fix the compensation of Directors for serving on the Board of Directors or on any Committee, amend or repeal the By-Laws of the Company or adopt new by-laws of the Company, or amend the Company's Certificate of Incorporation. The Executive Committee was established in December 1995, and, during the year ended December 31, 2000, met once in person, seven times telephonically and acted twelve times by unanimous written consent.

         The Audit Committee, whose members currently are William Stasior and Joel Gold (and whose members, during the 2000 fiscal year, were Joel Gold, William Stasior and Suresh Mathews), recommends the selection of the Company's independent auditors, receives reports from such independent auditors on any material recommendations made to management, and reviews, with the auditors, any material questions or problems with respect to the accounting records, procedures or operations of the Company which have not been resolved to their satisfaction after having been brought to the attention of management. The Audit Committee was established in December, 1995 and met twice during the year ended December 31, 2000.

         The Compensation Committee, whose members are William Stasior and Robert Cohen (and whose members, during the 2000 fiscal year, were William Stasior, Gregory Cook and Robert Cohen) administers Emerging's 1995 Stock Incentive Plan and recommends to the Board of Directors the salaries and bonuses of the executive officers of the Company. The Compensation Committee was established in December, 1995 and, during the year ended December 31, 2000, met once telephonically and acted fifteen times by unanimous written consent.

         The Independent Committee, whose members are William Stasior and Joel Gold (and whose members, during the 2000 fiscal year, were Joel Gold, William Stasior and Suresh Mathews), is generally authorized to review any transaction (or series of transactions) involving more than $10,000 in any single instance, or more than $50,000 in the aggregate (other than compensation matters which are determined by the Compensation Committee) between the Company and: (i) any of its Directors, officers, principal shareholders, and/or each of their respective affiliates; or (ii) any employee of, or consultant to, the Company who also renders services to CFO and/or GVS, retail optical companies owned by certain shareholders of the Company, whether or not for compensation. The Independent Committee was established in December, 1995 and, during the year ended December 31, 2000, acted three times by unanimous written consent.


                              DIRECTOR COMPENSATION

         Directors who are not employees or officers of Emerging or associated with Emerging receive $1,000 for each Board and Committee meeting attended in person, and $250 for each Board and Committee meeting attended telephonically. Further, all Directors are reimbursed for certain expenses in connection with their attendance at Board and Committee meetings.

         On February 17, 2000, the Independent and Compensation Committees of the Board of Directors authorized the grant, to each of Drs. Robert and Alan Cohen, options to purchase 300,000 shares of EVI's Common Stock, each of which options has a term of ten years, has an exercise price equal to the Closing Price on the date of grant ($8.25) and vested immediately; and on April 7, 2000, the Compensation Committee authorized the grant, to William Stasior, of options to purchase 200,000 shares of the Company's Common Stock at an exercise price equal to the Closing Price on the day immediately preceding the date of grant ($6.00), which options have a term of ten years and one-third (33 1/3%) of which vested (or will vest, as the case may be) on each of April 6, 2001, 2002 and 2003.

         Other than with respect to reimbursement of expenses, Directors who are employees or officers of the Company will not receive additional compensation for serving as a Director.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 I.      COMMON STOCK:

         The following table sets forth certain information, as of April 25, 2001, regarding the beneficial ownership of Emerging's Common Stock by: (i) each shareholder known by the Company to be the beneficial owner of more than five percent of the outstanding shares of EVI's Common Stock; (ii) each Director of Emerging; (iii) each executive officer of the Company who is not a Director; and
(iv) all Directors and executive officers of the Company as a group. The percentages in the "Percent of Total Voting Power" column do not give effect to shares included in the "Beneficial Ownership" column as a result of the ownership of options or warrants. Unless otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares. The address of William F. Stasior is 3570 East Calle
Porta De Acero, Tucson, Arizona 85718. The address of Joel Gold is c/o Berry Shino Securities, 430 Park Avenue, Suite 610, New York, New York 10022. The address of Nicholas Shashati is c/o Sterling VisionCare, 9663 Tierra Grande Street, San Diego, California 92126. The address of all other persons listed below is 1500 Hempstead Turnpike, East Meadow, New York 11554.



                                  Beneficial      Percent        Percent of
Name                              Ownership       of Clas     Total Voting Power
----------------------------    -------------    ---------   -------------------

William F. Stasior (a)              66,667  (1)         *              *
Dr. Robert Cohen (a)             1,422,990  (2)      5.5%           2.8%
Dr. Alan Cohen (a)               1,609,490  (3)      6.2%           3.6%
Joel Gold (a)                       21,500  (4)         *              *
Michael C. McGeeney (b)                  -
Joseph Silver (b)                  283,569  (6)      1.1%              *
Dr. Nicholas Shashati (b)           20,000  (7)         *              *
George D. Papadopoulos (b)         108,333  (8)         *              *
Gregory T. Cook (c)                516,667  (9)      2.0%              *
Sara V. Traberman (d)              125,000 (10)         *              *
Jerry Darnell (d)                  190,319 (11)         *              *
All directors and executive
officers as a group (11 persons) 4,364,535 (12)     15.5%           6.4%

------------------------------------
*        less than 1%
(a)      Director
(b)      Executive officer
(c)      Former director and executive officer
(d)      Former executive officer

(1) This number represents the right to acquire 66,667 shares of Common Stock upon the exercise of presently exercisable, outstanding options, but excludes an additional 133,333 options which are subject to certain vesting requirements.
(2) This number includes: (i) the right to acquire 550,000 shares of Common Stock upon the exercise of presently exercisable, outstanding options; and (ii) 150,000 presently exercisable options granted to Dr. Robert Cohen, as the designee of Meadows Management, LLC, a limited liability company owned by Drs. Robert and Alan Cohen ("Meadows").
(3) This number includes: (i) the right to acquire 550,000 shares of Common Stock upon the exercise of presently exercisable, outstanding options; and (ii) 150,000 presently exercisable outstanding options granted to Dr. Alan Cohen, as the designee of Meadows, but excludes an additional 100,000 shares owned by Meryl Cohen, as custodian for each of Erica and Nicole Cohen, the children of Alan and Meryl Cohen, to which Dr. Cohen disclaims beneficial ownership.
(4) This number represents 1,500 shares of Common Stock owned by Mr. Gold's children and the right to acquire 20,000 shares of Common Stock upon the exercise of presently exercisable, outstanding options, but excludes an additional 5,000 shares of Common Stock owned by Mr. Gold's wife, which Mr. Gold disclaims beneficial ownership of.
(5) Excludes 380,733 presently exercisable, outstanding warrants issued to Goldin Associates, LLC, a firm retained by the Company to provide interim management services and of which Mr. McGeeney serves as a senior consultant, which warrants Mr. McGeeney disclaims beneficial ownership of.
(6) This number represents the right to acquire 283,569 shares of Common Stock upon the exercise of presently exercisable, outstanding options.
(7) This number represents the right to acquire 20,000 shares of Common Stock upon the exercise of presently exercisable, outstanding options, but excludes an additional 20,000 options which are subject to certain vesting requirements.
(8) This number represents the right to acquire 108,333 shares of Common Stock upon the exercise of presently exercisable, outstanding options, but excludes an additional 141,667 options which are subject to certain vesting requirements.
(9) This number represents the right to acquire 516,667 shares of Common Stock upon the exercise of presently exercisable, outstanding options, but excludes an additional 533,333 options which were cancelled as a result of Mr. Cook's resignation, as an executive officer and director of the Company, on March 27, 2001.
(10) This number represents the right to acquire 125,000 shares of Common Stock upon the exercise of presently exercisable, outstanding options, but excludes an additional 400,000 options which were cancelled as a result of Ms. Traberman's resignation, on April 24, 2001, as an executive officer of the Company.
(11) This number represents the right to acquire 190,319 shares of Common Stock upon the exercise of presently exercisable outstanding options, but excludes an additional 6,250 options which were cancelled as a result of Mr. Darnell's resignation as an executive officer of the Company on March 27, 2001.
(12) This number includes: (1) the right to acquire 2,730,555 shares of Common Stock upon the exercise of presently exercisable, outstanding options. In accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended, the 2,730,555 shares of Common Stock for which the Company's Directors and executive officers, as a group, hold currently exercisable options, have been added to the total number of issued and outstanding shares of Common Stock solely for the purpose of calculating the percentage of such total number of issued and outstanding shares of Common Stock beneficially owned by such Directors and executive officers as a group.


II       SENIOR CONVERTIBLE PREFERRED STOCK:

         Set forth below is the name, address, stock ownership and voting power of each person or group of persons known by the Company to own beneficially more than 5% of the outstanding shares of Emerging's Senior Convertible Preferred
Stock:

                                        Beneficial  Percent of  Percent of Total
            Name                        Ownership     Class       Voting Power
-----------------------------------     ----------  ----------  ----------------
Huberfeld/Bodner Family Foundation
 152 West 57th Street
 New York, NY 10019                       1.77(1)    70.5%             *

Rita Folger
 1257 East 24th Street
 Brooklyn, NY 11210                        .74(2)    29.5%             *

---------------------------------------
(*)      Less than 1%
(1) These shares are convertible into an aggregate of 235,833 shares of Common Stock and the holder thereof will be entitled to cast that number of votes at the Annual Meeting.
(2) These shares are convertible into an aggregate of 98,333 shares of Common Stock and the holder thereof will be entitled to cast that number of votes at the Annual Meeting.



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COHEN FASHION OPTICAL

         Drs. Robert and Alan Cohen are officers and directors of CFO, including its affiliate, Real Optical, LLC. ("REAL"). CFO, which has been in existence since 1978, owns a chain of company-operated and franchised retail optical stores doing business under the name "Cohen's Fashion Optical." As of April 15, 2001, CFO had 71 franchised stores and 17 company-owned stores (including one store operated by an affiliate of CFO under the name "Cohen's Optical"). In addition, CFO also licenses to retail optical stores the right to operate under the name "Cohen's Kids Optical" or "Ultimate Spectacle." As of April 15, 2001, there were three Ultimate Spectacle stores located in the State of New York; and REAL, as of such date, operated three stores (under the name "Cohen's Fashion Optical), all of which were located in New York State. CFO and REAL stores are similar to the Company's retail optical stores. CFO has been offering franchises since 1979 and currently has retail optical stores in the States of Connecticut, Florida, New Hampshire, Massachusetts, New Jersey and New York. In the future, Cohen's Fashion Optical, Cohen's Kids Optical or Ultimate Spectacle stores may be located in additional states. As of April 15, 2001, approximately 25 CFO stores were located in the same shopping center or mall as, or in close proximity to, the Company's retail optical stores. It is possible that one or more additional Cohen's Fashion Optical stores, Cohen's Kids Optical stores or Ultimate Spectacle stores may, in the future, be located near one or more of the Company's retail optical stores, thereby competing directly with such Company stores. In addition, the Company's stores and certain of CFO's stores jointly participate, as providers, under certain third party benefit plans obtained by either the Company or CFO, which arrangement is anticipated to continue in the future.

         In March, 2000, the Company purchased the assets of the CFO store located at Irondequoit Mall, Rochester, New York and, in connection therewith, CFO terminated its lease for such store and the Company entered into a new lease for such premises.

1-800 ANY-LENS

         On November 30, 2000, the Company sold and transferred to Anylens Acquisition, LLC, a Delaware limited liability company owned by the children of each of Drs. Robert and Alan Cohen, all of the assets (including certain federally registered trademarks) then comprising the proposed mail order, contact lens business previously being developed by the Company, together with all of EVI's equity interests in two of its wholly owned subsidiaries, 1-800-Anylens, Inc. and 1-800 Any Lens of Boca Raton, Inc., which was then the lessee of certain real property and equipment previously intended to be utilized by the Company in connection with the operation of such business.

GENERAL VISION SERVICES

         In January, 2001, GVS, a Delaware limited liability company located in New York City and beneficially owned, in principal part, by Drs. Robert and Alan Cohen and certain members of their respective, immediate families (collectively, the "Cohen Family") acquired substantially all of the assets of General Vision Services, Inc. As of April 15, 2001, GVS operated approximately 15 retail optical stores located in the New York metropolitan area, which stores are similar to the retail optical stores operated and franchised by the Company. In addition, GVS solicits and administers third party benefit programs similar to those being administered by the Company. It is possible that a GVS store, or another retail optical store which provides third party benefit plans administered by GVS, may now or in the future be located near one or more of the Company's retail optical stores and may be competing directly with such store.

         Furthermore, the Company, CFO and/or GVS jointly participate in certain third party benefit plans, and certain of the Company's retail optical stores, CFO's stores and GVS' stores participate as providers under third party benefit plans obtained by either the Company, CFO or GVS, and, in all likelihood, will continue to do so in the future.

ADDITIONAL AGREEMENTS AND TRANSACTIONS BETWEEN THE COMPANY AND THE COHEN FAMILY

         On April 9, 1997, the Independent Committee recommended, and the Board of Directors (with Drs. Robert and Alan Cohen abstaining) approved, of the Company entering into a consulting agreement with Meadows, a limited liability company owned by Drs. Robert and Alan Cohen. Said agreement provided for cash compensation, for the period from inception through December 31, 1997, computed at the rate of three hundred thousand ($300,000) dollars per annum, and for the granting, to each of Drs. Robert and Alan Cohen, as the designees of Meadows, of options, each having a term of five years, to each purchase 150,000 shares of the Company's Common Stock at an exercise price equal to the Closing Price ($8.9375). The granting of said options was approved by EVI's shareholders at the 1997 Annual Meeting of Shareholders, were issued under EVI's 1995 Stock Incentive Plan and vested as follows: one-half (50%) immediately (April 9, 1997); and an additional one-sixth (16.67%) on each of April 9, 1998, 1999 and 2000.

         During the fiscal year ended December 31, 2000, certain of the Company's real estate and construction supervisory service personnel were also employed by CFO in similar positions. In addition, during the fiscal year ended December 31, 2000, CFO purchased products fabricated from the Company's poster reproduction system. The Company believes that the terms of these transactions were as favorable to the Company as could have been obtained from an unrelated party.

         An entity owned by Drs. Robert, Alan and Edward Cohen is the lessee of an office building located in East Meadow, New York. In April, 1996, the Company relocated all of its corporate offices to this building and initially subleased approximately 22,000 square feet (approximately 60% of the building), on a "net lease" basis, for a term of ten years at an aggregate base rental (in addition to a pro rata share of the building's real estate taxes and costs of operation) of $221,796 for the first three years, which amount increases gradually over the remainder of the term of the sublease. In February, 1998 and February, 2000, the Company and such entity voluntarily agreed to reduce such space by approximately 2,500 and 6,000 square feet, respectively, and, in connection therewith, agreed on a pro-rata reduction of such occupancy costs. A portion of the balance of the space not utilized by the Company is subleased to CFO by the entity which is the lessee of the entire building. The Company believes that the Company's rent with respect to such space is equal to the fair market rental value of such space. Such transaction was approved by the Independent Committee on February 23, 1996.

         In November, 1998, Broadway Partners ("Broadway"), a New York partnership owned by certain of Dr. Robert and Alan Cohen's children, accepted an offer to purchase, from the holder thereof, EVI's Non-Negotiable Subordinated Convertible Debenture issued in connection with its acquisition of substantially all of the retail optical assets of Benson Optical Co., Inc. and its affiliates; and, in March, 2000, the Company purchased, from Broadway, such Debenture for the sum of $550,000 based upon an independent, third party appraisal of the then value thereof.

         On October 14, 1998, the Board of Directors authorized the Company to borrow up to $2 million from Broadway. The loans were payable, on demand, together with interest, calculated at the rate of twelve (12%) percent per annum, and were secured by a first lien upon, and security interest in, the Company's assets situated in an ambulatory surgery center located in Garden City, New York. During the 2000 fiscal year, the Company repaid to Broadway the entire, remaining principal balance of said loan, as well as all accrued and unpaid interest thereon.

INSIGHT LASER CENTERS, INC. AND MATTERS RELATING TO ROBERT AND KIM GREENBERG

         Robert and Kim Greenberg were married to one another until November, 2000, when Mr. Greenberg passed away. Ms. Greenberg, who acquired her husband's equity interests in Emerging's 66.5% owned subsidiary, Insight Laser Centers, Inc. ("Insight"), and EVI are parties to a Stockholders' Agreement, dated as of July 1, 1999, pertaining to certain matters related to the ownership and operation of Insight. The Agreement was entered into in connection with Insight's acquisition of substantially all of the assets of a related consulting business then owned by Mr. Greenberg, as discussed below.

         As of July 1, 1999, Robert Greenberg ("Robert") and Kim Greenberg ("Kim"), as the sole owners of RBG Consulting, Ltd. ("RBG"), a New York corporation, caused RBG to contribute to the capital of Insight certain favorable agreements previously entered into between RBG and Summit Technologies, Inc., as well as cash, in the amount of $150,000 (less certain agreed upon expenses previously incurred by RBG and/or Robert in connection therewith), subject to RBG's obligations under a Promissory Note, in the principal amount of $150,000, and an Equipment Lease for a Summit Apex Laser System (which was installed in Insight's Soho, New York Center, which Center ceased operations in February, 2001).

         In exchange, each of Robert and Kim received 16.67% of the total issued and outstanding equity interests in Insight.

         As of July 1, 1999, Kim entered into an employment agreement with Insight having a term of five (5) years, which agreement reflected an increase in her base salary, from $70,000 per year to $100,000 per year. In addition, EVI initially granted Kim 70,000, fully vested employee stock options, of which 15,000 options are presently outstanding, each with an exercise price of $5.00 per share.

         Under the Stockholders' Agreement, EVI and the Greenbergs agreed to establish a Board of Directors consisting of seven members (two of whom are always agreed to be Drs. Robert and Alan Cohen), to be elected by the holders of a majority of the outstanding shares of Insight's Class A Common Stock. The Agreement further provides that for so long as the Greenbergs are employed by Insight under their respective employment agreements and are in good standing thereunder, the Board also shall include the Greenbergs. In addition, the other individuals initially elected to the Board (following the Insight transaction with the Greenbergs) were Joseph Silver, Edward Celano ( a former director of the Company who resigned from the Board in April, 2000) and Sean Deson; and the parties also have agreed that the following persons would be appointed as officers of Insight for so long as the Stockholders' Agreement is in effect and those appointed to such offices are then in compliance with their obligations under the Stockholders' Agreement (and, in the case of each of Robert and Kim Greenberg, are in compliance under their respective employment agreements):

                  President/CEO                      Robert Greenberg
                  Executive Vice President           Kim Greenberg
                  Secretary/General Counsel          Joseph Silver

         As a result of Mr. Greenberg's death in November, 2000, Mr. McGeeney now serves as Insight's President and CEO.

         Commencing April 10, 2000, the Stockholders' Agreement further provides the Company with an option to purchase the shares of Class A Common Stock owned by the Greenbergs at a price and on terms specified, by the Company, at the time the option is exercised, subject to certain terms specified in the Stockholders' Agreement. Kim Greenberg has the right to make a counteroffer to purchase Insight's Class A Common Stock owned by EVI, on the same terms and conditions originally set by EVI. Any sale so consummated is subject to upward adjustment in the event Insight consummates a public offering within nine months after such sale, to give the seller the benefit of any increase in stock value.

         Under the Stockholders' Agreement, in the event of a termination of employment of Kim, for cause, EVI has the right to purchase the shares of Class A Common Stock owned by her at a price to be computed in accordance with the terms of the Stockholders' Agreement. In the event of such a termination, the terminated executive, under her employment agreement, also has agreed not to compete with Insight for a period of one year following such termination.

         The Stockholders' Agreement terminates: (i) upon the written consent of the parties; (ii) upon the dissolution, liquidation or sale of substantially all of the assets of Insight; (iii) in the event EVI, on the one hand, or Kim, on the other hand, no longer own shares of Insight; or (iv) upon Insights' consummation of an initial public offering or one or more private placements generating gross proceeds to Insight of not less than $10 million.

         On March 23, 2000, the Company loaned Insight the principal amount of $150,000, payable with interest, to be computed at the rate of 10% per annum. Such indebtedness, together with the interest thereon, was due on September 23, 2000, subject to prepayment in the event Insight raised gross proceeds in excess of $850,000 in connection with a proposed private placement of its Class A Common Stock. In such event, the proceeds from the offering in excess of $850,000 will be applied first to repay this indebtedness. As of the date hereof the principal balance of such note remains outstanding.

FRANCHISE INTEREST BY CERTAIN MEMBER OF MANAGEMENT AND HIS FAMILY

         Joseph Silver, together with his wife, are the shareholders of RJL Optical, Inc. ("RJL"), which, in April, 1974, purchased the assets of, and was a franchisee for the Sterling Optical Center located in Great Neck, New York. In November, 1995, RJL entered into a management agreement whereby the Company operated such store on behalf of RJL in exchange for the payment to it of a fee, equal to 5% of the gross revenues of the store, subject to such store generating sufficient cash flow proceeds to pay such amount. In addition, RJL, on November 30, 2000, pursuant to its agreement with the Company, reconveyed to the Company the assets of such Sterling Optical Center for no additional consideration.

TRANSACTIONS WITH DURA-LAB, INC.

         In March, 1997, the Company commenced purchasing a portion of its ophthalmic lenses from Dura-Lab, Inc., a company owned, in part, by certain of each of Drs. Robert and Alan Cohen's children, at prices which the Company believes to be not more than those charged by other distributors of similar type lenses. During the 2000 fiscal year, approximately $693,000 was paid to Dura-Lab, Inc., by the Company, for such lenses.


TAX INDEMNITIES

         In connection with EVI's initial public offering, the Company agreed to indemnify the shareholders of EVI immediately prior to its initial public offering for any tax liability arising from a determination, after consummation of the initial public offering, that the Company's reported income was understated for any period prior to the consummation of the initial public offering; provided that such indemnity is limited to an adjustment equal to the amount by which the Company's deferred tax liability is reduced as a result of such determination. Additionally, if and to the extent any shareholder, who was a shareholder immediately prior to EVI's initial public offering, receives a tax refund as a result of a determination, after consummation of the initial public offering, that the Company's reported income was overstated for any period prior to the consummation of the initial public offering, such shareholder will be required to pay such amount to the Company.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     EMERGING VISION, INC.


                                     By: /s/  Michael C. McGeeney
                                         ----------------------------------
                                         Michael C. McGeeney
                                         President and Chief Executive Officer

                                     Date:  April 27, 2001


       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                        Title                                                 Date
-----------------------------    -----------------------------------------------       --------------

/s/  William Stasior             Chairman of the Board of Directors                    April 27, 2001
-----------------------------
William Stasior


/s/  Michael C. McGeeney         President and Chief Executive Officer                 April 27, 2001
-----------------------------    (Principal Executive Officer)
Michael C. McGeeney


/s/  George D. Papadopoulos      Senior Vice President, Chief Financial Officer,       April 27, 2001
-----------------------------    Secretary and Treasurer
George D. Papadopoulos           (Principal Financial Officer)


/s/  Alan Cohen                  Director                                              April 27, 2001
-----------------------------
Alan Cohen


/s/  Robert Cohen                Director                                              April 27, 2001
-----------------------------
Robert Cohen


/s/  Joel Gold                   Director                                              April 27, 2001
-----------------------------
Joel Gold
