Form 10-Q
period 2001-03-31
EMERGING VISION INC
filed 2001-05-15
CIK 1002554

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q
(Mark one)
  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

                                  OR

  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from ________ to ________

      Commission file number: 1-14128

                         EMERGING VISION, INC.
        (Exact name of Registrant as specified in its Charter)


        New York                                          11-3096941
     -----------------                                  --------------
(State of Incorporation)                     (IRS Employer Identification No.)

                        1500 Hempstead Turnpike
                      East Meadow, New York 11554
                     -----------------------------
     (Address of Principal Executive Offices, including Zip Code)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

          There were 25,376,894 shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of May 11, 2001.

Item 1.  Financial Statements

                     EMERGING VISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In Thousands, Except Share Data)


                                                                                                        March 31,       December 31,
                                                                                                          2001              2000
                                                                                                       ------------     ------------
                                                                                                       (Unaudited)
ASSETS
Current assets:
         Cash and cash equivalents                                                                      $   3,880        $   5,215
         Franchise receivables, net of allowance of $2,792 and $3,521, respectively                         1,405            1,493
         Other receivables, net of allowance for doubtful account of $316 and $323, respectively              843            1,997
         Current portion of notes receivable from franchisees                                               2,717            2,622
         Inventories                                                                                          978            1,033
         Prepaid expenses and other current assets                                                            422              475
                                                                                                        ---------        ---------
                 Total current assets                                                                      10,245           12,835
                                                                                                        ---------        ---------

Property and equipment, net                                                                                 2,994            2,995
Franchise notes and other receivables, net of allowance of $3,746 and $3,019, respectively                  2,879            3,926
Intangible assets, net                                                                                      1,511            1,534
Other assets                                                                                                  351              401
Net assets of discontinued operations                                                                         859              840
                                                                                                        ---------        ---------
                 Total assets                                                                           $  18,839        $  22,531
                                                                                                        =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Current portion of long-term debt                                                              $     188        $     221
         Accounts payable and accrued liabilities                                                          10,169           13,227
         Net liabilities of discontinued operations                                                         1,846            3,006
                                                                                                        ---------        ---------
                 Total current liabilities                                                                 12,203           16,822
                                                                                                        ---------        ---------

Long-term debt                                                                                                504              533
                                                                                                        ---------        ---------
Excess of fair value of assets acquired over cost                                                             230              317
                                                                                                        ---------        ---------
Franchise deposits and other liabilities                                                                    1,307            1,322
                                                                                                        ---------        ---------

Commitments and contingencies (Note 4)

Shareholders' equity
     Preferred stock, $.01 par value per share; authorized 5,000,000 shares:
        Senior Convertible Preferred Stock, $100,000 liquidation preference per share;
                3 shares issued and outstanding                                                               287              287
     Common stock, $.01 par value per share; authorized 50,000,000 shares; issued 25,559,231;
             and 25,376,894 and 25,382,230 shares outstanding, respectively                                   256              256
     Treasury stock, at cost, 182,337 and 177,001 shares, respectively                                       (204)            (203)
     Additional paid-in capital                                                                           119,754          119,453
     Accumulated deficit                                                                                 (115,498)        (115,888)
                                                                                                        ---------        ---------
                  Total shareholders' equity                                                                4,595            3,905
                                                                                                        ---------        ---------
                  Total liabilities and shareholders' equity                                            $  18,839        $  22,531
                                                                                                        =========        =========

         The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.


                EMERGING VISION, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (In Thousands, Except Per Share Data)


                                                                                           For the Three Months Ended
                                                                                                   March 31,
                                                                                         -------------------------------
                                                                                              2001           2000
                                                                                         --------------- ---------------
                                                                                            (Unaudited)
Revenues:
         Net sales                                                                           $ 2,840         $ 3,754
         Franchise royalties                                                                   2,232           2,377
         Net transfer fees from the conveyance of franchise-owned store assets                    88              14
         Interest on franchise notes receivable                                                  299             327
         Other income                                                                              5              61
                                                                                              ------         -------
                          Total revenues                                                       5,464           6,533
                                                                                              ------         -------
Costs and expenses:

         Cost of sales                                                                           554           1,042
         Selling, general and administrative expenses                                          4,516           5,616
         Loss from franchised stores operated under management agreements                        113             111
         Non-cash charges for issuance of warrants                                               301             272
         Interest expense                                                                         21             188
                                                                                              ------         -------
                          Total costs and expenses                                             5,505           7,229
                                                                                              ------         -------

         Loss from continuing operations before provision for income taxes                       (41)           (696)
         Provision for income taxes                                                                -               -
                                                                                              ------         -------
                          Loss from continuing operations                                       (41)            (696)
                                                                                              ------         -------

Discontinued operations: (Note 2)
              Income (loss) from discontinued operations                                         431          (1,279)
                                                                                              ------         -------
                          Net income (loss)                                                   $  390         $(1,975)
                                                                                              ======         =======

Per share information - basic and diluted: (Note 3)

              Loss from continuing operations                                                 $ 0.00         $ (1.60)
              Income (loss) from discontinued operations                                        0.02           (0.07)
                                                                                              ------         -------
                          Net income (loss) per share                                         $ 0.02         $ (1.67)
                                                                                              ======         =======

Weighted-average number of common shares outstanding - basic and diluted                      25,381          18,714
                                                                                              ======          ======


         The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                            For the Three Months Ended
                                                                                                    March 31,
                                                                                           ----------------------------
                                                                                                2001            2000
                                                                                           ----------------------------
                                                                                              (Unaudited)
Cash flows from operating activities:
     Net loss from continuing operations                                                      $   (41)        $  (696)
         Adjustments to reconcile net loss from continuing operations to net cash provided by (used  in) operating activities:
            Depreciation and amortization                                                         184             263
            Provision for doubtful accounts                                                        75             226
            Accrued interest                                                                        -              18
            Non-cash compensation charges related to options and warrants                         301               -
            Impairment of long-lived assets                                                        21               -
        Changes in operating assets and liabilities:
            Franchise receivables                                                                 125            (242)
            Inventories                                                                            55              71
            Prepaid expenses and other current assets                                              53             184
            Other assets                                                                            2            (109)
            Accounts payable and accrued liabilities                                             (502)         (2,375)
            Franchise deposits and other liabilities                                               15              23
            Deferred franchise income                                                               -              (3)
            Accrual for store closings                                                              -             (38)
                                                                                              -------         -------
Net cash provided by (used in) operating activities                                               288          (2,678)
                                                                                              -------         -------

Cash flows from investing activities:
     Franchise notes receivable issued                                                           (301)           (197)
     Proceeds from franchise and other notes receivable                                           592             498
     Purchases of property and equipment                                                          (25)           (149)
                                                                                              -------         -------
Net cash provided by investing activities                                                         266             152
                                                                                              -------         -------

Cash flows from financing activities:
     Proceeds from the exercise of stock options and warrants                                       -           7,692
     Net proceeds from the issuance of Series B Convertible Preferred Stock                         -          10,618
     Proceeds from long-term debt                                                                   -             939
     Payments on long-term debt                                                                   (62)         (2,147)
     Acquisition of treasury shares                                                                (1)              -
                                                                                              -------         -------
Net cash (used in) provided by financing activities                                               (63)         17,102
                                                                                              -------         -------
Net cash provided by continuing operations                                                        491          14,576
                                                                                              -------         -------
Net cash used in discontinued operations                                                       (1,826)           (718)
                                                                                              -------         -------
Net (decrease) increase in cash and cash equivalents                                           (1,335)         13,858
Cash and cash equivalents - beginning of period                                                 5,215             108
                                                                                              -------         -------
Cash and cash equivalents - end of period                                                     $ 3,880         $13,966
                                                                                              =======         =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
        Interest                                                                               $   18          $  219
                                                                                               ======          ======
        Taxes                                                                                  $   29          $   29
                                                                                               ======          ======

     Non-cash investing and financing activities:
         Net assets of franchise stores reacquired through exchange of receivables             $  304          $    -
         Issuance of common shares for consulting services and other                                -           9,808
         Extinguishment of related party debt                                                       -             727

         The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.



                                          EMERGING VISION, INC. AND SUBSIDIARIES
                               CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                         FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                              (In Thousands, Except Share Data)


                                                                             Treasury
                                    Senior Convertible                       Stock,           Additional                   Total
                                     Preferred Stock        Common Stock     at cost           Paid-In    Accumulated  Shareholders'
                                    Shares    Amount   Shares       Amount   Shares   Amount   Capital      Deficit       Equity
                                    ------    ------  ----------   --------  ------   ------  ----------  -----------  ------------


BALANCE - DECEMBER 31, 2000              3   $  287   25,559,231    $  256   177,001  $(203)   $119,453    $(115,888)    $  3,905
                                    ------   ------   ----------   --------  -------  -----    --------    ---------     --------
Issuance of warrants for
  consulting services (Note 5)           -        -            -         -         -      -         301            -          301
Acquisition of treasury shares           -        -            -         -     5,336     (1)          -            -           (1)
Net income                               -        -            -         -         -      -           -          390          390
                                    ------   ------   ----------   --------  -------  -----    --------    ---------     --------
BALANCE - MARCH 31, 2001                 3   $  287   25,559,231    $  256   182,337  $(204)   $119,754    $(115,498)    $  4,595
                                    ======   ======   ==========   ========  =======  =====    ========    =========     ========


                        The  accompanying  notes  are an  integral  part of these consolidated statements.

                     EMERGING VISION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION:

     The accompanying Consolidated Condensed Financial Statements of Emerging Vision, Inc. (formerly known as Sterling Vision, Inc.; (hereinafter, the "Registrant")) and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statement presentation and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 2000, as supplemented by its Annual Report on Form 10-K/A for such year. There have been no changes in significant accounting policies since December 31, 2000.

     Certain reclassifications have been made to the prior period's financial statements to conform to the current presentation.


NOTE 2 - DISCONTINUED OPERATIONS:

     On March 28, 2001, the Company announced its Board of Directors' decision to discontinue further development of its Internet Division and focus its efforts and resources on its franchise/retail optical store business, Sterling Optical. The Company continues to adhere to its previously announced formalized plan to sell the assets of its 66.5% owned subsidiary, Insight Laser Centers, Inc. ("Insight Laser"), as well as the Company's assets located in the Ambulatory Surgery Center (the "Ambulatory Center") situated in Garden City, New York. Accordingly, all of the net assets, operating results and cash flows of these segments of the Company's business have been presented as discontinued operations in the accompanying Consolidated Condensed Financial Statements for all periods presented. As of March 31, 2001 and December 31, 2000, net liabilities of discontinued operations of $(987,000) and $(2,166,000), respectively, have been segregated on the accompanying Consolidated Condensed Balance Sheets. The Company expects to substantially complete its plan of disposal of the assets of such discontinued segments of its business by the end of the second quarter of 2001.

     In connection with the foregoing, the Company had reserved approximately $5,608,000 for such discontinued operations at December 31, 2000, which reserves included anticipated future operating losses of these divisions, the expenses associated with the disposal of the assets of these divisions, and an estimate of loss upon disposition. The Company has, since December 31, 2000, successfully settled certain liabilities related to its Internet Division for less than the amounts initially recorded at December 31, 2000. In addition, the Company has since reevaluated its reserve for discontinued operations and, accordingly, had reversed approximately $400,000 of such reserves as of March 31, 2001. At March 31, 2001, $3,150,000 of this provision remained accrued as part of accounts payable and accrued liabilities on the accompanying Consolidated Condensed Balance Sheet.

     During the three months ended March 31, 2001, the Company utilized approximately $2,058,000 of its reserve for discontinued operations. This included approximately $805,000 in severance payments to all of its Internet Division's personnel located in its Dallas, Texas office, and approximately $1,253,000 of operating costs for such division through March 31, 2001. Included in such total severance costs were payments of $277,000 and $205,000 to Mr. Gregory Cook, the Company's former President and Chief Executive Officer, and Mr. James Ewer, the Company's former Senior Vice President of Operations, respectively.

     On April 24, 2001, the Company and Ms. Sara V. Traberman, the former Chief Financial Officer of the Company, settled her claim for severance benefits (which called for a cash settlement, in the approximate amount of $1,300,000, and the immediate vesting of the 400,000 stock options previously granted to her under her then existing Employment Agreement, all as a result of the failure of the Company to sell its non-Internet related assets by March 1, 2001), for a lump sum payment of $750,000 plus the issuance of fully vested stock options to purchase 125,000 shares of the Registrant's Common Stock at an exercise price equal to the composite per share closing price ($0.29) of the Registrant's Common Stock, as quoted on the Nasdaq National Market System ("Nasdaq-NMS") on such date.

     On May 4, 2001, the Company and the owner/licensee of the Ambulatory Center reached an agreement in principle pursuant to which the Company will sell and transfer, to a limited liability owned, in principal part, by such owner, its assets located at the Center in exchange for: (i) the purchaser's assumption of the Center's liabilities (subject to certain limitations); (ii) the release of the Company from its obligation under the Lease pursuant to which the Company leases the premises of the Center (except in limited circumstances); (iii) the termination of the Administrative Services and Consulting Agreement pursuant to which the Company renders services to such owner/licensee in connection with its operation of the Center; and (iv) the termination of the Purchase Agreement pursuant to which the Company agreed to purchase the New York State License (Certificate of Need) for the Center. If the Company, however, is unsuccessful in consummating the terms of such agreement, it will, in all likelihood, close such facility, whereupon it will be in default in performing its obligations under such Consulting Agreement, Lease, and Purchase Agreement. As of March 31, 2001, $1,145,000 of reserves relating to the aforementioned future obligations remained accrued (as part of accounts payable and accrued liabilities) on the accompanying Consolidated Condensed Balance Sheet. During the three months ended March 31, 2001, the net operating results of the Ambulatory Center was $0; therefore no costs were charged against the previously established reserve for discontinued operations related to the center.

     The Company continues to pursue a sale of the assets of Insight Laser. Subsequent to March 31, 2001, the Company received an offer to purchase such assets, which the Company is currently evaluating. During the three months ended March 31, 2001, Insight Laser's results from operations generated net income of $31,000.

     Summarized financial information for these discontinued operations is as follows (in thousands):

      As of and for the Three Months Ended March 31:


                                                  Internet        Insight       Ambulatory
                                                  Division         Laser          Center            Total
                                                  --------        -------       ----------        --------
2001
Net revenues                                      $     -         $  416          $   77           $   493
Income before income taxes                        $     -         $   31          $    -           $    31
Gain on disposal of discontinued operations       $   400         $    -          $    -           $   400
Net income                                        $   400         $   31          $    -           $   431
Current assets                                    $     -         $  164          $  104           $   268
Total assets                                      $     -         $1,023          $  104           $ 1,127
Current liabilities                               $   404         $1,696          $   14           $ 2,114
Net (liabilities) assets                          $  (404)        $ (673)         $   90           $   987

2000
Net revenues                                      $     -         $  862          $  185           $ 1,047
Loss before income taxes                          $(1,212)        $  (66)         $   (1)          $(1,279)
Net loss                                          $(1,212)        $  (66)         $   (1)          $(1,279)
Current assets                                    $     -         $  376          $  131           $   507
Total assets                                      $ 1,020         $2,552          $2,540           $ 6,112
Current liabilities                               $    76         $1,302          $   47           $ 1,425
Net assets                                        $   944         $  545          $2,493           $ 3,982

NOTE 3 - PER SHARE INFORMATION:

     The Company follows the provisions of SFAS No. 128, "Earnings Per Share". Basic net loss per common share ("Basic EPS") is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS appear on the Company's Consolidated Condensed Statements of Operations. Common stock equivalents were excluded from the computation for all periods presented, as their impact would be anti-dilutive.

     The following table sets forth the computation of basic and diluted per share information (in thousands, except per share data):


                                                                                           For the Three Months Ended
                                                                                                   March 31,
                                                                                        ---------------------------------
                                                                                             2001             2000
                                                                                             ----             ----
Numerator:

     Loss from continuing operations                                                         $(41)         $   (696)
     Induced conversion of Senior Convertible Preferred Stock                                   -           (21,707)
     Accretion of dividends on Series B Convertible Preferred Stock                             -            (7,495)
                                                                                             ----          --------
     Numerator for basic and diluted loss per share -
          Loss attributable to common shareholders                                            (41)          (29,898)
                                                                                             ----          --------

Basic and Diluted:

     Loss attributable to common shareholders                                                 (41)          (29,898)
     Income (loss) from discontinued operations                                                31            (1,279)
     Gain on disposal of discontinued operations                                              400                 -
                                                                                             ----          --------
          Net income (loss) attributable to common shareholders                              $390          $(31,177)
                                                                                             ====          ========

Denominator:

     Denominator for basic and diluted per share information -
          weighted average shares outstanding                                              25,381            18,714
                                                                                           ======            ======

Basic and Diluted Per Share Information:

     Loss attributable to common shareholders                                              $ 0.00           $ (1.60)
     Income (loss) from discontinued operations                                              0.00             (0.07)
     Gain on disposal of discontinued operations                                             0.02                 -
                                                                                           ------           -------
          Net income (loss) attributable to common shareholders                            $ 0.02           $ (1.67)
                                                                                           ======           =======




NOTE 4 - CONTINGENCIES:

     In February 2001, five of the Company's Site for Sore Eyes Franchisees (owning an aggregate of seven franchised Site for Sore Eyes Stores) commenced an action in the United States District Court for the Northern District of California seeking: (i) $35,000,000 of damages as a result of the Company's alleged breach of the respective Franchise Agreements pursuant to which each such Franchisee operates its Site for Sore Eyes Optical Center, fraud and violations of California law; and (ii) a declaratory judgment that each such

Franchise Agreement had been modified to afford each plaintiff certain rights which are in addition to those set forth in the applicable Franchise Agreements. As of the date hereof, the Company and the plaintiffs are attempting to reach an amicable settlement of this dispute.

     In 1999, the Company commenced an action in the Supreme Court of the State of New York against Dr. Larry Joel and Apryl Robinson for amounts claimed due, by the Company, on a series of five separate Negotiable Promissory Notes issued by corporations owned by the defendants in connection with their purchase of the assets of, and a Sterling Optical Center Franchise for, an aggregate of four of the Company's retail optical stores and an optical laboratory, the repayment of each of which Notes was personally guaranteed by each of the defendants. In response thereto, the defendants asserted counterclaims in excess of $13,000,000 based upon the Company's alleged failure to comply with the terms of an oral, month-to-month consulting agreement between Dr. Joel and the Company, as well as to purchase the assets of various companies owned by Dr. Joel, including Duling Optical and D & K Optical, notwithstanding the fact that: (i) the parties failed to agree upon the terms of any such purchase; (ii) the parties failed to enter into any written agreement memorializing such transaction; and (iii) the Company subsequently purchased such assets from Norwest Bank (which held a first lien on substantially all of said assets as collateral for various loans made to each of said entities, all of which were then in default), in a private foreclosure sale. In March 2001, the Appellate Division granted the Company's Motion for Summary Judgment on the issue of the defendants' liability, as guarantors of each of such Notes, a hearing on damages having been scheduled for June 2001. In addition, in March 2001, the Company filed an additional Motion for Summary Judgment seeking dismissal of all of such counterclaims; and the defendant, Dr. Joel, thereafter filed a cross-motion seeking a determination that the Company breached such oral, month-to-month consulting agreement and that he is, accordingly, entitled to damages of approximately $13,000,000, both of which motions have not yet been decided by the Court.

     Pursuant to the terms of the Company's Professional Services Master Agreement (the "Agreement") with Rare Medium, Inc. ("Rare"), the Company paid Rare the cash sum of $1,000,000 and, on February 29, 2000, issued to Rare 1,000,000 shares of the Registrant's Common Stock (valued at $9,750,000), all in exchange for Rare's agreement to provide services to the Company in connection with the development and implementation of its previously proposed, web-based business strategy. In addition, the terms of the Agreement afforded Rare a price-protection guarantee on any such shares (which have since been registered by the Company under the Securities Act of 1933, as amended; (the "Act")) sold in the open market at a price of less than $3.00 per share, and contained certain "lock-up" provisions regarding Rare's ability to sell such shares prior to certain dates, which Agreement was subsequently terminated by the Company based upon its opinion that Rare was unable to provide the services required of it pursuant to the Agreement. In November 2000, Rare notified the Company that it was allegedly in default of the terms of the Agreement entered into between the Company and Rare in February 2000, as a result of the Company's refusal to permit the transfer of the 1,000,000 shares of its Common Stock previously issued to Rare in partial consideration of the services to be rendered to the Company pursuant to such Agreement; and in February 2001, Rare additionally claimed that there was due and owing to it the additional approximate sum of $840,000 for rent for office space utilized by the Company, in both Dallas, Texas and New York City, pending the opening of the Company's corporate offices in each such city, and for additional services rendered to the Company by certain of its employees, all of which, the Company believes, were to be provided to it without additional cost. The Company thereupon advised representatives of Rare that, in its opinion, Rare was not able to provide the services required of it pursuant to such Agreement, which necessitated the Company to terminate such Agreement. As of the date hereof, the Company and Rare are attempting to reach an amicable settlement of this dispute.

     In January, 2001, the Company commenced an action against Binns Optical, Inc. ("BOI"), Michael Binns and Mary Ann Binns (collectively, the "Guarantors") in the United States District Court for the Eastern District of Missouri seeking to prohibit the defendants from operating the Sterling Optical Center located in Ballwin, Missouri, under any name other than Sterling Optical, as well as to require the defendants to return to the Company all patient records, customer lists, furniture, fixtures and equipment removed by defendants from the six Sterling Optical Centers previously franchised to, and ultimately abandoned by, BOI. In February, 2001, the defendants entered into a Stipulation agreeing to the entry of a preliminary injunction pursuant to which the defendants agreed to substantially all of the relief requested by the Company. In March, 2001, the defendants filed a counterclaim against the Company seeking damages in the amount of $3,000,000 plus punitive damages as a result of the Company's alleged fraud in the inducement, negligent misrepresentation, breach of fiduciary duty and claims stated in the alternative for breach of contract and breach of oral agreement. The Company has denied defendants' counterclaims and has filed a motion to dismiss all such counterclaims, which motion has not yet been decided by the Court. In a related matter, in February, 2001, the Company commenced a separate action against the Guarantors in the New York State Supreme Court by filing a Motion for Summary Judgment in Lieu of Complaint, seeking damages (under the Guarantors' payment guaranty in favor of the Company) as a result of the failure of BOI to comply with its obligations under a series of eight Negotiable Promissory Notes made by BOI in its favor; and on April 17, 2001, the Court granted the Company's motion and awarded the Company a judgment in the approximate sum of $1,300,000, which the Company will seek to enforce in the State of Missouri, where the Guarantors both reside.

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



NOTE 5 - SHAREHOLDER'S EQUITY:

SERIES B CONVERTIBLE PREFERRED STOCK

     During the first quarter of 2000, the Company completed a private placement pursuant to which it sold an aggregate of 1,677,570 units (the "Units"), each Unit consisting of one share of the Company's Series B Convertible Preferred Stock, par value $.01 per share, with a liquidation preference of $7.00 per share (the "Series B Preferred Stock"), and one warrant (the "Series B Warrant") to purchase one-half share of Series B Preferred Stock at an exercise price, per one-half share, of $7.5875, exercisable from and after the expiration of the six-month period following the date of the first issuance of such Series B Warrants, for a period of 5 years thereafter.

     Each share of Series B Preferred Stock was automatically converted into two shares of the Company's Common Stock upon the Company's filing of an amendment to its Certificate of Incorporation (the "Amendment") increasing its authorized Common Stock from 28,000,000 to 50,000,000 shares. Each Series B Warrant was initially exercisable for one-half share of Series B Preferred Stock; however, upon the automatic conversion of the Series B Preferred Stock into Common Stock, the Series B Warrants (to the extent not previously exercised) became exercisable, at the same exercise price of $7.5875, for one share of Common Stock.

     In accordance with EITF Issue 98-05, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the net proceeds received in the private placement (approximately $10,618,000) were allocated based on the relative fair values of the Series B Preferred Stock and the Series B Warrants. Accordingly, approximately $6,239,000 was allocated to the Series B Preferred Stock and $4,379,000 was allocated to the Series B Warrants. The approximately $11,743,000 liquidation value of the 1,677,570 shares of Series B Preferred Stock was recorded net of issuance costs of approximately $1,125,000, and net of a full discount, of which approximately $4,379,000 was attributable to the fair value of the Series B Warrants issued in connection therewith, and approximately $6,239,000 was attributable to the beneficial conversion feature embodied in the Series B Preferred Stock. This discount was accreted in its entirety as preferred dividends through April 17, 2000, the date on which all of the Series B Preferred Stock automatically converted into shares of the Company's Common Stock (as described above) at a ratio of 1 to 2. In connection with the private placement, the Company issued to the placement agents 500,000 warrants to purchase shares of the Company's Common Stock at an exercise price of $7.59, which warrants will expire on February 13, 2005. The fair value of these warrants was treated as part of the issuance costs.

ISSUANCE OF WARRANTS FOR CONSULTING SERVICES

     On January 16, 2001, the Company entered into an agreement with Goldin Associates, L.L.C. ("Goldin") pursuant to which Goldin agreed to provide interim management services to the Company, for an initial six-month period, with respect to its retail optical, Insight Laser and Ambulatory Center divisions (collectively, the "Divisions") at the direction of the Board of Directors of the Company or its Chairman or other officers, pursuant to delegated authority. In connection with the foregoing, Michael C. McGeeney was initially appointed Chief Executive Officer of the retail optical division and, subsequently, on March 28, 2001, replaced Gregory T. Cook as the Company's President and Chief Executive Officer. The fee for such services is $50,000 per month plus an Incentive Fee, comprised, in the aggregate, of warrants (at an exercise price of $0.01 each) to purchase up to an aggregate of 5% (subject to customary anti-dilution provisions) of the outstanding Common Stock of the Company as of January 22, 2001. The Incentive Fee is to be provided to Goldin in increments according to the following schedule: (1) warrants to purchase 422,272 of such outstanding Common Stock on January 22, 2001 (the fair value of this portion of the total warrants issued to Goldin were valued using the Black Scholes model, which amounted to approximately $301,000, and recorded, as a non-cash charge to compensation expense, in the first quarter of fiscal year 2001); (2) warrants to purchase an additional 1.11% of such outstanding Common Stock immediately following a year in which the Divisions shall realize earnings before interest, depreciation, taxes and amortization (EBIDTA) of $1,000,000; (3) warrants to purchase an additional 1.11% of such outstanding Common Stock immediately following a year in which the Divisions shall realize EBIDTA of $2,000,000; and
(4) warrants to purchase an additional 1.12% of such outstanding Common Stock immediately following a year in which the Divisions shall realize EBIDTA of $3,000,000. These warrants, except for the warrants referred to in clause (1) above (which became exercisable immediately), may be exercised only if the applicable EBITDA targets are achieved prior to January 12, 2005; and, due to these contingencies, will result in charges to the Company's results of operations in future periods, if and when achieved. All warrants expire seven years after their issuance date.



NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high quality financial institutions. All highly liquid investments with an original maturity from date of purchase of three months or less are considered to be cash equivalents. The Company's cash and cash equivalents are invested in various investment-grade money market accounts and are recorded on the accompanying Consolidated Condensed Balance Sheet, as of March 31, 2001, at $3,880,000.



NOTE 7 - SUBSEQUENT EVENTS:

     The Nasdaq requires, among other items, that the Company maintain a minimum of $4,000,000 of net tangible assets to maintain the listing of the Registrant's shares of Common Stock on the Nasdaq-NMS. The Company's net tangible assets as of March 31, 2001 was $3,084,000. Accordingly, the Company anticipates that unless: (i) the Company's profitability continues to improve during the second quarter of 2001; and (ii) the Company is successful in completing its plan for disposing of the assets of its Internet, Insight Laser and Ambulatory Center divisions, it will require additional funds (in the form of an equity investment) to comply with the Nasdaq-NMS net tangible assets requirement; and there can be no assurance that the Company will be able to improve such profitability and dispose of such assets within the time period required by Nasdaq, or that funds will be available from equity financings or, that if available, any such financings will be available on terms and conditions acceptable to the Company. The Nasdaq also requires, as a condition to the continued listing of such Common Stock on the Nasdaq-NMS, a minimum bid price for the Registrant's Common Stock of $1.00 per share. On April 9, 2001, the Company was notified by Nasdaq that it did not meet the minimum bid price of $1.00 for continued listing of its shares on the Nasdaq-NMS and that the Company had until July 5, 2001 to comply with such rule in order to avoid delisting. Additionally, on April 11, 2001, Nasdaq notified the Company that it did not meet the aforementioned net tangible assets requirement. The Company responded to Nasdaq on April 30, 2001 by providing Nasdaq with its anticipated plans by which the Company believes it will meet such requirement. Nasdaq is reviewing these plans as of the date of this Report. If the Registrant's Common Stock were delisted, such delisting would have an adverse affect on the trading prices of the Registrant's Common Stock and would, in all likelihood, adversely affect the liquidity of the shares of Common Stock held by the Company's stockholders.

     On April 26, 2001, the Company's Board of Directors approved the terms of an agreement pursuant to which it will issue to Balfour Investors Incorporated ("Balfour"), in exchange for its advisory services to be rendered to the Company's Board of Directors, warrants to purchase up to an aggregate of 2.5% (subject to customary anti-dilution provisions) of the Registrant's outstanding Common Stock as of April 26, 2001, 190,327 of which warrants will be immediately exercisable and will be valued, using the Black Scholes model, at approximately $62,000. The balance of such aggregate number of warrants to be issued to
Balfour will become exercisable according to the following schedule: (1) warrants to purchase an additional 0.58% of such outstanding Common Stock immediately following a year in which the Divisions shall realize EBIDTA of $1 million or more; (2) warrants to purchase an additional 0.58% of such outstanding Common Stock immediately following a year in which the Divisions shall realize EBIDTA of $2,000,000; and (3) warrants to purchase an additional 0.59% of such outstanding Common Stock immediately following a year in which the Divisions shall realize EBIDTA of $3,000,000. These warrants, except for the warrants which became exercisable immediately, may be exercised only if the applicable EBITDA targets are achieved prior to April 26, 2005 and, due to these contingencies, will result in charges to the Company's results of operations in future periods, if and when achieved. All warrants expire seven years after their issuance date.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This Report  contains  certain  forward-looking  statements and information relating to the Company that is based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Report, the words "anticipate", "believe", "estimate", "expect", and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events, are not guarantees of future performance and are subject to certain risks and uncertainties. These risks and uncertainties may include: product demand and market acceptance risks; the effect of economic conditions; success of transactions with third parties; the impact of competitive products, services and pricing; product development, commercialization and technological difficulties; the outcome of current and future litigation; delisting by Nasdaq-NMS; and other risks described elsewhere herein. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, or expected. The Company does not intend to update these forward-looking statements.

     The Company's historical financial information has been restated to report the operating results, net assets and cash flows of the Internet Division, Insight Laser and Ambulatory Center through March 31, 2001 as discontinued operations for all periods presented. The following discussion and analysis focuses on continuing operations, as restated, unless otherwise noted.



RESULTS OF OPERATIONS


      FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO MARCH 31, 2000

     Net sales for Company-owned stores, as well as revenues generated by the Registrant's wholly owned subsidiary, VisionCare of California ("VCC"), a specialized health care maintenance organization licensed by the California Department of Corporations, decreased by approximately $914,000, or 24.3%, to $2,840,000 for the three months ended March 31, 2001, as compared to $3,754,000 for the comparable period in 2000. This decrease was principally due to a lower average number of stores in operation during the three months ended March 31, 2001, as compared to the comparable period in 2000, as described below. At March 31, 2001, there were 223 Sterling Stores in operation, consisting of 39 Company-owned stores (including 12 Company-owned stores being managed by franchisees) and 184 franchised stores (including 3 franchised stores being managed by the Company on behalf of franchisees), as compared to 251 Sterling Stores in operation for the comparable period in 2000, consisting of 37 Company-owned stores (including 12 Company-owned stores being managed by franchisees) and 214 franchised stores (including 5 stores being managed by the

Company on behalf of franchisees). On a same store basis (for stores that operated as a Company-owned store during both of the three month periods ended March 31, 2001 and 2000), comparative net sales decreased by $220,000, or 10.7%, to $1,830,000 for the three months ended March 31, 2001, as compared to $2,050,000 for the comparable period in 2000.

     Franchise royalties decreased by $145,000, or 6.1%, to $2,232,000 for the three months ended March 31, 2001, as compared to $2,377,000 for the comparable period in 2000. This decrease was as a result of a fewer number of franchised stores in operation throughout the three month period ended March 31, 2001, as compared to 2000.

     Net gains and fees from the conveyance of Company-owned store assets to franchisees, including renewal fees and the fees charged as a condition to the transfer of ownership of the assets and franchise for a store, from one franchisee to another, increased by $74,000, or 528.6%, to $88,000 for the three months ended March 31, 2001, as compared to $14,000 for the comparable period in 2000. This increase was principally due to transfer fees collected on the conveyance of the assets of 8 franchise-owned stores during the three months ended March 31, 2001, as compared to the conveyance of the assets of 2 franchise-owned stores for the comparable period in 2000. There were no conveyances of the assets of Company-owned store locations to franchisees during either of the three months ended March 31, 2001 and 2000.

     Interest on franchise notes receivable decreased by $28,000, or 8.6%, to $299,000 for the three months ended March 31, 2001, as compared to $327,000 for the comparable period in 2000. This decrease was principally due to reductions of the principal balance of several franchisees notes and fewer notes being generated during the three months ended March 31, 2001, as compared to the comparable period in 2000.

     Other income (primarily initial franchise fees) decreased by $56,000, or 91.8%, to $5,000 for the three months ended March 31, 2001, as compared to $61,000 for the comparable period in 2000, due to fewer stores being franchised during the three months ended March 31, 2001.

     The Company's gross profit margin increased by 8.3% to 80.5% for the three months ended March 31, 2001, as compared to 72.2% for the comparable period in 2000, due to the mix of products being sold in Company operated stores during each respective period. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competition and promotional incentives.

     Selling, general and administrative expenses decreased by $1,100,000, or 19.6%, to $4,516,000 for the three months ended March 31, 2001, as compared to $5,616,000 for the comparable period in 2000. This change was primarily due to a decrease of approximately $949,000 related to reductions in operating and administrative payroll related costs for the three months ended March 31, 2001, as compared to the comparable period in 2000. In addition, there was a decrease of approximately $151,000 in the provision for doubtful accounts associated with accounts and notes receivable due from franchisees during the three months ended March 31, 2001, as compared to the comparable period in 2000. As a result of a change in management philosophy, policy, direction, and related courses of action resulting from a change in the Company's senior management personnel during the first quarter of fiscal year 2001, (e.g., to take back franchised stores from various problem franchisees), the Company reacquired the assets of 8 franchised store locations during the three months ended March 31, 2001, and an additional 2 franchised stores subsequent to March 31, 2001.

     Warrant issuance and induced conversion costs increased by $29,000, or 10.7%, to $301,000 for the three months ended March 31, 2001, from $272,000 for the comparable period in 2000, as a result of the Company's issuance of warrants to Goldin Associates, L.L.C.

     Loss from the operation of franchised stores managed by the Company increased by approximately $2,000, or 1.8%, to approximately $(113,000) for the three months ended March 31, 2001, as compared to approximately $(111,000) for the comparable period in 2000.

     Interest expense decreased by $167,000, or 88.8%, to $21,000 for the three months ended March 31, 2001, as compared to $188,000 for the comparable period in 2000. This decrease resulted from a reduction in the principal balances of the Company's long-term debt during the three months ended March 31, 2001, as compared to the comparable period in 2000.

     The Company incurred a net loss from continuing operations of $(41,000) for the three months ended March 31, 2001, as compared to a net loss of $(696,000) for the comparable period in 2000. These losses were a result of the financial effects of the items discussed above.

     Income from discontinued operations represents the operating results of the Company's Internet Division, Insight Laser and Ambulatory Center of $0, $31,000, and $0, respectively. For the three months ended March 31, 2001, the Internet Division had actual operating losses of approximately $2,058,000, which were charged to the discontinued operations accrual at March 31, 2001. In addition, the Company reversed approximately $400,000 of liabilities previously recorded in connection with its disposal of discontinued operations. This reversal was a result of the Company settling certain liabilities for less than the amounts initially recorded.



LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 2001, cash flows provided by operating activities were $288,000, as compared to cash flows used in operating activities of $(2,678,000) for the three months ended March 31, 2000. Net loss from continuing operations for the three months ended March 31, 2001 was ($41,000), as compared to a loss from continuing operations of ($696,000) for the comparable period in 2000. During the three months ended March 31, 2001, the Company made significant payments to its vendors from proceeds generated from the exercise of stock options.

     For the three months ended March 31, 2001, cash flows provided by investing activities were $266,000, as compared to $152,000 for the comparable period in 2000. This increase was principally due to an increase of approximately $94,000, to $592,000, in proceeds from franchise and other notes receivables, a decrease of approximately $(124,000) in capital expenditures, and an increase of approximately $104,000 in notes issued by franchisees.

     For the three months ended March 31, 2001, cash flows used in financing activities were $(63,000), principally due to payments on, reductions of, long-term debt, as compared to $17,102,000 of cash provided from financing activities for the comparable period in 2000. During the first quarter of 2000, the Company received proceeds from the Company's private placement, completed in March 2000, of approximately $10,618,000, and proceeds from the exercise of stock options and warrants of approximately $7,692,000, in each case offset by net payments on long-term debt of approximately $1,208,000.

     The Company's working capital deficit was $(1,963,000) at March 31, 2001. This amount included reserves in the aggregate amount of approximately $2,000,000 related to anticipated liabilities to be incurred in connection with potential settlements related to the Company's discontinued operations. These liabilities reflect a range of possible settlements, which the Company will seek to resolve for a lesser amount (although there can be no assurance that it will be able to do so). The Company believes that it will improve cash flows during 2001 by improving store profitability through increased monitoring of store-by-store operations and actual results as compared to expected results; a reduction of administrative overhead expenses, if necessary; new marketing programs for franchisees; and seeking additional financing, if available.

     The Nasdaq requires, among other items, that the Company maintain a minimum of $4,000,000 of net tangible assets to maintain the listing of the Registrant's shares of Common Stock on the Nasdaq-NMS. The Company's net tangible assets as of March 31, 2001 was $3,084,000. Accordingly, the Company anticipates that unless: (i) the Company's profitability continues to improve during the second quarter of 2001; and (ii) the Company is successful in completing its plan for disposing of the assets of its Internet, Insight Laser and Ambulatory Center divisions, it will require additional funds (in the form of an equity investment) to comply with the Nasdaq-NMS net tangible assets requirement; and there can be no assurance that the Company will be able to improve such profitability and dispose of such assets within the time period required by Nasdaq, or that funds will be available from equity financings or, that if available, any such financings will be available on terms and conditions acceptable to the Company. The Nasdaq also requires, as a condition to the continued listing of such Common Stock on the Nasdaq-NMS, a minimum bid price for the Registrant's Common Stock of $1.00 per share. On April 9, 2001, the Company was notified by Nasdaq that it did not meet the minimum bid price of $1.00 for the continued listing of its shares on the Nasdaq-NMS and that the Company had until July 5, 2001 to comply with such rule in order to avoid delisting. Additionally, on April 11, 2001, Nasdaq notified the Company that it did not meet the aforementioned net tangible assets requirement. The Company responded to Nasdaq on April 30, 2001 by providing Nasdaq with its anticipated plans by which the Company believes it will meet such requirement. Nasdaq is reviewing these plans as of the date of this Report. If the Registrant's Common Stock were delisted, such delisting would have an adverse affect on the trading prices of the Registrant's Common Stock and would, in all likelihood, adversely affect the liquidity of the shares of Common Stock held by the Company's stockholders.

     The Company believes that, in the furtherance of its business strategies, the Company's future capital requirements will include: (i) renovating and remodeling Company-owned stores; (ii) acquiring retail optical stores, subject to the availability of qualified opportunities; and (iii) continued upgrading of management information systems for Company operated stores. Additionally, the Company may provide financing of sales of Company-owned store assets to franchisees, which is likely to defer the inflow of cash related to the sales of such assets.

     The Company believes that, based on its current cash position and the implementation of the plans described above, sufficient resources will be available for the Company to continue in operation through the end of the first quarter of fiscal year 2002. However, there can be no assurance that the Company will be able to generate positive cash flows and, even if it does, that such cash flows will be sufficient to adequately fund its ongoing operations and future plans. If the Company cannot generate sufficient cash flows from operations, it may be required to seek alternative debt and/or equity financing. However, there can be no assurance that such debt and/or equity financing will be available to the Company when necessary, or on terms that are acceptable to the Company.


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

     The Company is exposed to market risks from potential changes in interest rates as they relate to the Company's investments in highly liquid, marketable securities. These investments are deposited with high quality financial institutions. The Company believes that the amount of risk as it relates to its investments is not material to the Company's financial condition or results of operations because the Company does not use derivative financial instruments in its investments.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


     In February 2001, five of the Company's Site for Sore Eyes Franchisees (owning an aggregate of seven franchised Site for Sore Eyes Stores) commenced an action in the United States District Court for the Northern District of California seeking: (i) $35,000,000 of damages as a result of the Company's alleged breach of the respective Franchise Agreements pursuant to which each such Franchisee operates its Site for Sore Eyes Optical Center, fraud and violations of California law; and (ii) a declaratory judgment that each such Franchise Agreement had been modified to afford each plaintiff certain rights which are in addition to those set forth in the applicable Franchise Agreements. As of the date hereof, the Company and the plaintiffs are attempting to reach an amicable settlement of this dispute.

     In 1999, the Company commenced an action in the Supreme Court of the State of New York against Dr. Larry Joel and Apryl Robinson for amounts claimed due, by the Company, on a series of five separate Negotiable Promissory Notes issued by corporations owned by the defendants in connection with their purchase of the assets of, and a Sterling Optical Center Franchise for, an aggregate of four of the Company's retail optical stores and an optical laboratory, the repayment of each of which Notes was personally guaranteed by each of the defendants. In response thereto, the defendants asserted counterclaims in excess of $13,000,000 based upon the Company's alleged failure to comply with the terms of an oral, month-to-month consulting agreement between Dr. Joel and the Company, as well as to purchase the assets of various companies owned by Dr. Joel, including Duling Optical and D & K Optical, notwithstanding the fact that: (i) the parties failed to agree upon the terms of any such purchase; (ii) the parties failed to enter into any written agreement memorializing such transaction; and (iii) the Company subsequently purchased such assets from Norwest Bank (which held a first lien on substantially all of said assets as collateral for various loans made to each of said entities, all of which were then in default), in a private foreclosure sale. In March 2001, the Appellate Division granted the Company's Motion for Summary Judgment on the issue of the defendants' liability, as guarantors of each of such Notes, a hearing on damages having been scheduled for June 2001. In addition, in March 2001, the Company filed an additional Motion for Summary Judgment seeking dismissal of all of such counterclaims; and the defendant, Dr. Joel, thereafter filed a cross-motion seeking a determination that the Company breached such oral, month-to-month consulting agreement and that he is, accordingly, entitled to damages of approximately $13,000,000, both of which motions have not yet been decided by the Court.

     In January 2001, the Company commenced an action against Binns Optical, Inc. ("BOI") and Michael Binns and Mary Ann Binns (collectively, the "Guarantors") in the United States District Court for the Eastern District of Missouri seeking to prohibit the defendants from operating the Sterling Optical Center located in Ballwin, Missouri, under any name other than Sterling Optical, as well as to require the defendants to return to the Company all patient records, customer lists, furniture, fixtures and equipment removed by defendants from the six Sterling Optical Centers previously franchised to, and ultimately abandoned by, BOI. In February, 2001, the defendants entered into a Stipulation agreeing to the entry of a preliminary injunction pursuant to which the defendants agreed to substantially all of the relief requested by the Company. In March, 2001, the defendants filed a counterclaim against the Company seeking damages in the amount of $3,000,000 plus punitive damages as a result of the Company's alleged fraud in the inducement, negligent misrepresentation, breach of fiduciary duty and claims stated in the alternative for breach of contract and breach of oral agreement. The Company has denied defendants' counterclaims and has filed a motion to dismiss all such counterclaims, which motion has not yet been decided by the Court. In a related matter, in February, 2001, the Company commenced a separate action against the Guarantors in the New York State Supreme Court by filing a Motion for Summary Judgment in Lieu of Complaint, seeking damages (under the Guarantors' payment guaranty in favor of the Company) as a result of the failure of BOI to comply with its obligations under a series of eight Negotiable Promissory Notes made by BOI in its favor; and on April 17, 2001, the Court granted the Company's motion and awarded the Company a judgment in the approximate sum of $1,300,000, which the Company will seek to enforce in the State of Missouri, where the Guarantors both reside.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

ITEM 5. OTHER INFORMATION.

     The Nasdaq requires, among other items, that the Company maintain a minimum of $4,000,000 of net tangible assets to maintain the listing of the Registrant's shares of Common Stock on the Nasdaq-NMS. The Company's net tangible assets as of March 31, 2001 was $3,084,000. Accordingly, the Company anticipates that unless: (i) the Company's profitability continues to improve during the second quarter of 2001; and (ii) the Company is successful in completing its plan for disposing of the assets of its Internet, Insight Laser and Ambulatory Center divisions, it will require additional funds (in the form of an equity investment) to comply with the Nasdaq-NMS net tangible assets requirement; and there can be no assurance that the Company will be able to improve such profitability and dispose of such assets within the time period required by Nasdaq, or that funds will be available from equity financings or, that if available, any such financings will be available on terms and conditions acceptable to the Company. The Nasdaq also requires, as a condition to the continued listing of such Common Stock on the Nasdaq-NMS, a minimum bid price for the Registrant's Common Stock of $1.00 per share. On April 9, 2001, the Company was notified by Nasdaq that it did not meet the minimum bid price of $1.00 for the continued listing of its shares on the Nasdaq-NMS and that the Company had until July 5, 2001 to comply with such rule in order to avoid delisting. Additionally, on April 11, 2001, Nasdaq notified the Company that it did not meet the aforementioned net tangible assets requirement. The Company responded to Nasdaq on April 30, 2001 by providing Nasdaq with its anticipated plans by which the Company believes it will meet such requirement. Nasdaq is reviewing these plans as of the date of this Report. If the Registrant's Common Stock were delisted, such delisting would have an adverse affect on the trading prices of the Registrant's Common Stock and would, in all likelihood, adversely affect the liquidity of the shares of Common Stock held by the Company's stockholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

A.    Exhibits

10.113 Form of Settlement Agreement, dated as of April 24, 2001, between Emerging Vision, Inc. and Sara V. Traberman.

B.    Reports on Form 8-K

      Not applicable.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                              EMERGING VISION, INC.
                              (Registrant)


                              BY:      /s/ Michael C. McGeeney
                                       -----------------------------------------
                                       Michael C. McGeeney
                                       President and Chief Executive Officer

                              BY:      /s/ George D. Papadopoulos
                                       -----------------------------------------
                                       George D. Papadopoulos
                                       Senior Vice President and
                                       Chief Financial Officer

                                       Dated: May 15, 2001