Form 10-Q
period 2001-06-30
EMERGING VISION INC
filed 2001-08-14
CIK 1002554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark one)
      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the quarterly period ended June 30, 2001

                                       OR

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from _____ to _______

           Commission file number: 1-14128

                              EMERGING VISION, INC.
             (Exact name of Registrant as specified in its Charter)


       New York                                          11-3096941
------------------------                      -------------------------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of August 11, 2001, there were 27,004,972 shares outstanding of the Registrant's Common Stock, par value $.01 per share.

Item 1.  Financial Statements

                     EMERGING VISION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)


                                                                                                        June 30,   December 31,
                                                                                                          2001        2000
                                                                                                      -----------  -----------
                                                                                                      (Unaudited)
ASSETS
Current assets:
         Cash and cash equivalents ................................................................   $   1,927    $   5,215
         Franchise receivables, net of allowance of $2,400 and $3,521, respectively ...............       1,813        1,493
         Other receivables, net of allowance of $250 and $323, respectively .......................       1,063        1,997
         Current portion of notes receivable from franchisees .....................................       2,504        2,622
         Inventories ..............................................................................       1,052        1,033
         Prepaid expenses and other current assets ................................................         374          475
                                                                                                      ---------    ---------
                     Total current assets .........................................................       8,733       12,835
                                                                                                      ---------    ---------

Property and equipment, net .......................................................................       2,797        2,995
Franchise notes and other receivables, net of allowance of $3,500 and $3,019, respectively ........       2,241        3,926
Intangible assets, net ............................................................................       1,439        1,534
Other assets ......................................................................................         278          401
Net assets of discontinued operations .............................................................         793          840
                                                                                                      ---------    ---------
                                Total assets ......................................................   $  16,281    $  22,531
                                                                                                      =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Current portion of long-term debt ........................................................   $     193    $     221
         Accounts payable and accrued liabilities .................................................       7,380       13,227
         Net liabilities of discontinued operations ...............................................       1,599        3,006
                                                                                                      ---------    ---------
                     Total current liabilities ....................................................       9,172       16,454
                                                                                                      ---------    ---------

Long-term debt ....................................................................................         443          533
                                                                                                      ---------    ---------
Excess of fair value of assets acquired over cost .................................................         143          317
                                                                                                      ---------    ---------
Franchise deposits and other liabilities ..........................................................       1,057        1,322
                                                                                                      ---------    ---------

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value per share; 5,000,000 shares authorized:
         Senior Convertible Preferred Stock, $100,000 liquidation preference per share;
         3 shares issued and outstanding ..........................................................         287          287
     Common stock, $.01 par value per share; 50,000,000 shares authorized; 26,187,309 and
         25,559,231 shares issued, respectively; 26,004,972 and 25,382,230 shares
         outstanding, respectively ................................................................         262          256
     Treasury stock, at cost, 182,337 and 177,001 shares, respectively ............................        (204)        (203)
     Additional paid-in capital ...................................................................     119,612      119,453
     Accumulated deficit ..........................................................................    (114,491)    (115,888)
                                                                                                      ---------    ---------
                                  Total shareholders' equity ......................................       5,466        3,905
                                                                                                      ---------    ---------
                                  Total liabilities and shareholders' equity ......................   $  16,281    $  22,531
                                                                                                      =========    =========

                   The accompanying notes are an integral part of these consolidated balance sheets.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                      (In Thousands, Except Per Share Data)



                                                                    For the Three Months       For the Six Months
                                                                       Ended June 30,            Ended June 30,
                                                                       2001        2000        2001        2000
                                                                   ----------    --------    --------    --------
Revenues:
     Net sales ...................................................   $  2,900    $  2,962    $  5,740    $  6,716
     Franchise royalties .........................................      2,098       2,289       4,330       4,666
     Net gains and fees from the conveyance of franchise
          and Company-owned store assets .........................         34          33         122          47
     Interest on franchise notes receivable ......................        256         299         555         626
                                                                     --------    --------    --------    --------
          Total revenues .........................................      5,288       5,583      10,747      12,055
                                                                     --------    --------    --------    --------

Costs and expenses:

     Cost of sales ...............................................        652         753       1,206       1,795
     Selling, general and administrative expenses ................      4,559       4,998       9,392      11,013
     Loss from franchised stores operated under
          management agreements ..................................        134         144         247         255
                                                                     --------    --------    --------    --------
          Total costs and expenses ...............................      5,345       5,895      10,845      13,063
                                                                     --------    --------    --------    --------

     Loss from continuing operations before provision for
          income taxes ...........................................        (57)       (312)        (98)     (1,008)
     Provision for income taxes ..................................          -           -           -           -
                                                                     --------    --------    --------    --------
          Loss from continuing operations ........................        (57)       (312)        (98)     (1,008)
                                                                     --------    --------    --------    --------

Discontinued operations: (Note 2)
     Income (loss) from discontinued operations ..................      1,064      (3,819)      1,495      (5,098)
                                                                     --------    --------    --------    --------
          Net income (loss) ......................................   $  1,007    $ (4,131)   $  1,397    $ (6,106)
                                                                     ========    ========    ========    ========

Per share information - basic and diluted: (Note 3)

     Loss from continuing operations .............................   $   0.00    $  (0.18)   $   0.00    $  (1.58)
     Income (loss) from discontinued operations ..................       0.04       (0.16)       0.06       (0.23)
                                                                     --------    --------    --------    --------
          Net income (loss) per share ............................   $   0.04    $  (0.34)   $   0.06    $  (1.81)
                                                                     ========    ========    ========    ========

Weighted-average number of common shares
     outstanding - basic and diluted .............................     25,556      24,784      25,469      21,794
                                                                     ========    ========    ========    ========



                             The accompanying notes are an integral part of these consolidated statements.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)

                                                                                                For the Six Months Ended
                                                                                                       June  30,
                                                                                                    2001        2000
                                                                                                 ----------  ----------

Cash flows from operating activities:
     Net loss from continuing operations .....................................................   $    (98)   $ (1,008)
         Adjustments to reconcile net loss from continuing operations to net cash provided by (used  in) operating activities:
            Depreciation and amortization ....................................................        669         513
            Provision for doubtful accounts ..................................................          7         454
            Non-cash compensation charges related to stock-based compensation ................        165          47
            Loss on disposal of fixed assets .................................................         21          52
        Changes in operating assets and liabilities:
            Franchise receivables ............................................................       (558)        363
            Inventories ......................................................................        (90)         91
            Prepaid expenses and other current assets ........................................        101          69
            Other assets .....................................................................         75          52
            Accounts payable and accrued liabilities .........................................       (179)     (3,172)
                                                                                                 --------    --------
Net cash provided by (used in) operating activities ..........................................        113      (2,539)
                                                                                                 --------    --------

Cash flows from investing activities:
     Franchise notes receivable issued .......................................................       (231)       (215)
     Proceeds from franchise and other notes receivable ......................................      1,018         981
     Purchases of property and equipment .....................................................       (229)       (297)
                                                                                                 --------    --------
Net cash provided by investing activities ....................................................        558         469
                                                                                                 --------    --------

Cash flows from financing activities:
     Proceeds from the exercise of stock options and warrants ................................          -       7,692
     Net proceeds from the issuance of Series B Convertible Preferred Stock ..................          -      10,618
     Proceeds from long-term debt ............................................................          -         500
     Payments on long-term debt ..............................................................       (118)     (3,575)
     Acquisition of treasury shares ..........................................................         (1)          -
                                                                                                 --------    --------
Net cash (used in) provided by financing activities ..........................................       (119)     15,235
                                                                                                 --------    --------
Net cash provided by continuing operations ...................................................        552      13,165
                                                                                                 --------    --------
Net cash used in discontinued operations .....................................................     (3,840)     (1,445)
                                                                                                 --------    --------
Net (decrease) increase in cash and cash equivalents .........................................     (3,288)     11,720
Cash and cash equivalents - beginning of period ..............................................      5,215         108
                                                                                                 --------    --------
Cash and cash equivalents - end of period ....................................................   $  1,927    $ 11,828
                                                                                                 ========    ========

Supplemental disclosures of cash flow information:

    Cash paid during the period for:
         Interest ............................................................................   $     45    $    315
                                                                                                 ========    ========
         Taxes ...............................................................................   $     50    $     44
                                                                                                 ========    ========

     Non-cash investing and financing activities:
         Net assets of franchise stores reacquired through exchange of receivables ...........   $    349    $      -
         Issuance of common shares for consulting services and other .........................        165       9,808
         Extinguishment of related party debt ................................................          -         727

                             The accompanying notes are an integral part of these consolidated statements.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                        (In Thousands, Except Share Data)


                                                                            Treasury
                                    Senior Convertible                       Stock,           Additional                   Total
                                     Preferred Stock        Common Stock     at cost           Paid-In    Accumulated  Shareholders'
                                    Shares    Amount   Shares       Amount   Shares   Amount   Capital      Deficit       Equity
                                    ------    ------  ----------   --------  ------   ------  ----------  -----------  ------------


BALANCE - DECEMBER 31, 2000              3   $  287   25,559,231   $   256   177,001  $(203)   $119,453    $(115,888)    $  3,905
                                    ------   ------   ----------   --------  -------  -----    --------    ---------     --------
Issuance of shares for
  consulting services (Note 4)           -        -      628,078         6         -      -         159            -          165
Acquisition of treasury shares           -        -            -         -     5,336     (1)          -            -           (1)
Net income                               -        -            -         -         -      -           -        1,397        1,397
                                    ------   ------   ----------   --------  -------  -----    --------    ---------     --------
BALANCE - JUNE 30, 2001                  3   $  287   26,187,309   $   262   182,337  $(204)   $119,612    $(114,491)    $  5,466
                                    ======   ======   ==========   ========  =======  =====    ========    =========     ========


                        The  accompanying  notes  are an  integral  part of this consolidated statement.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION:

     The accompanying Consolidated Financial Statements of Emerging Vision, Inc. (the "Registrant") and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statement presentation and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the Company's financial position and results of operations for the interim periods presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 2000, as supplemented by its Annual Report on Form 10-K/A for such year. There have been no changes in significant accounting policies since December 31, 2000.

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.


NOTE 2 - DISCONTINUED OPERATIONS:

     On March 28, 2001, the Company announced its decision to discontinue further development of its e-commerce division (the "Internet Division"), and focus its efforts and resources on its franchise/retail optical store business ("Sterling Optical"). As of June 30, 2001, the Company had successfully completed the discontinuance of the activities of its Internet Division, with only a limited amount of accrued liabilities (associated with the Internet Division) remaining. Additionally, in June 2000, the Company announced its intention to sell its assets situated in the ambulatory surgery center located in Garden City, New York (the "Ambulatory Center"), as well as the assets of its 66.5%-owned subsidiary, Insight Laser Centers, Inc. ("Insight Laser").

     As a result of the foregoing, the net assets, operating results and cash flows of the aforementioned segments of the Company's business (other than its Sterling Optical division) have been presented as discontinued operations in the accompanying Consolidated Financial Statements for all periods presented. As of June 30, 2001 and December 31, 2000, net liabilities of discontinued operations of $806,000 and $2,166,000, respectively, have been segregated on the accompanying Consolidated Balance Sheets.

     In connection with the foregoing, as of December 31, 2000, the Company had accrued for $6,285,000 of costs associated with all such discontinued operations. These accruals included the anticipated future operating losses of these divisions, the expenses associated with the disposal of the net assets of these divisions, and an estimate of loss upon disposition.

     On May 31, 2001, the Company successfully disposed of the assets of the Ambulatory Center at a price that resulted in a loss from disposition that was lower than originally accrued. Additionally, the Company has successfully settled certain claims related to its Internet Division for less than the amounts originally accrued. As a result of the foregoing, the Company has reevaluated its total accrual related to such discontinued operations and, accordingly, during the six months ended June 30, 2001 reversed approximately $1,497,000 of the accrual into earnings. This reversal is reflected in income from discontinued operations on the accompanying Consolidated Statements of Operations for 2001. As of June 30, 2001, $880,000 of this provision remains accrued and is included in accounts payable and accrued liabilities on the accompanying Consolidated Balance Sheet. At the present time, the Company is evaluating an offer for the purchase of the assets of Insight Laser.

     During the six months ended June 30, 2001, the Company utilized $3,908,000 of its accrual for discontinued operations. This included approximately $805,000 in severance payments to all of the Internet Division's personnel located in the

Dallas, Texas office, and approximately $1,203,000 of operating costs for the Internet Division through June 30, 2001. Included in the severance payments were payments of $277,000 and $205,000, respectively, to Mr. Gregory Cook, the Company's former President and Chief Executive Officer, and Mr. James Ewer, the Company's former Senior Vice-President of Operations.

     On April 24, 2001, the Company and Ms. Sara V. Traberman, the former Chief Financial Officer of the Company, settled her claim for severance benefits
(which, in accordance with the terms of her Employment Agreement with the Company, called for a cash settlement in the approximate amount of $1,300,000, and the immediate vesting of the 400,000 stock options previously granted to her under the Agreement, all as a result of the failure of the Company to sell its non-Internet related assets by March 1, 2001) for a lump sum payment of $750,000, plus the issuance of fully-vested stock options to purchase 125,000 shares of the Company's Common Stock at an exercise price of $0.29 - the fair market value on the date of grant.

     On May 31, 2001, the Company and the owner/licensee of the Ambulatory Center reached an agreement whereby the Company sold and transferred its assets then located in the Ambulatory Center to a limited liability company owned, in principal part, by the owner/licensee. In consideration of the sale and transfer, the purchaser assumed the Ambulatory Center's liabilities (subject to certain limitations), released the Company from its obligations under the lease for the premises of the Ambulatory Center (except in limited circumstances), agreed to the termination of the Administrative Services and Consulting Agreement whereby the Company rendered services to the owner/licensee in connection with the operation of the Ambulatory Center, and agreed to the termination of the Purchase Agreement whereby an affiliate of the Company had agreed to purchase the New York State License (Certificate of Need) for the Ambulatory Center. As a result, the Company has reversed $887,000 of the previously accrued $1,145,000 of liabilities relating to the Ambulatory Center. For the six months ended June 30, 2001, the Ambulatory Center incurred net operating losses of $258,000. These losses were charged against the previously established accrual for discontinued operations related to the Ambulatory Center.

     On July 5, 2001, the Company and each of Rare Medium Group, Inc. and Rare Medium, Inc. (collectively, "Rare") entered into a Settlement Agreement and Mutual Release whereby the Company's dispute with Rare regarding their respective obligations under the Company's various agreements with Rare (pertaining to the development and implementation of the e-commerce business and strategies of the Company's previously abandoned Internet Division) was settled, and each of the parties was released from substantially all of its respective obligations under the various agreements between the parties (Note 6).


NOTE 3 - PER SHARE INFORMATION:

     The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Basic net income (loss) per common share ("Basic EPS") is computed by dividing the net income (loss) available (attributable) to common shareholders by the weighted-average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing the net income (loss) available (attributable) to common shareholders by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires that the presentation of both Basic EPS and Diluted EPS appear on the face of the Company's Consolidated Statements of Operations. Common stock equivalents were excluded from the computation for all periods presented as their impact would have been anti-dilutive.

     The following table sets forth the computation of basic and diluted per share information (in thousands, except per share data):

                                                                For the Three Months     For the Six Months
                                                                    Ended June 30,         Ended June 30,
                                                                   2001        2000       2001         2000
                                                                ---------   ---------   ---------   ---------
Numerator:

Loss from continuing operations .............................   $    (57)   $   (312)   $    (98)   $ (1,008)
Induced conversion of Senior Convertible Preferred Stock ....          -           -           -     (21,707)
Accretion of dividends on Series B Convertible
      Preferred Stock .......................................          -      (4,248)          -     (11,743)
                                                                --------    --------    --------    --------
Numerator for basic and diluted per share
      information - loss attributable to common
      shareholders ..........................................        (57)     (4,560)        (98)    (34,458)
                                                                --------    --------    --------    --------

Basic and Diluted:

Loss attributable to common shareholders ....................        (57)     (4,560)        (98)    (34,458)
Income (loss) from discontinued operations ..................      1,064      (3,819)      1,495      (5,098)
                                                                --------    --------    --------    --------
      Net income (loss) available (attributable) to
      common shareholders ...................................   $  1,007    $ (8,379)   $  1,397    $(39,556)
                                                                ========    ========    ========    ========

Denominator:

Denominator for basic and diluted per share
      information - weighted-average number of
      common shares outstanding .............................     25,556      24,784      25,469      21,794
                                                                ========    ========    ========    ========

Basic and Diluted Per Share Information:

Loss attributable to common shareholders ....................   $   0.00    $  (0.18)   $   0.00    $  (1.58)
Income (loss) from discontinued operations ..................       0.04       (0.16)       0.06       (0.23)
                                                                --------    --------    --------    --------
      Net income (loss) available (attributable) to
      common shareholders ...................................   $   0.04    $  (0.34)   $   0.06    $  (1.81)
                                                                ========    ========    ========    ========



NOTE 4 - SHAREHOLDER'S EQUITY:

Issuance of Warrants for Consulting Services

     On January 16, 2001, the Company entered into an agreement, as amended, with Goldin Associates, L.L.C. ("Goldin") whereby Goldin agreed to provide interim management services to the Company, for an initial six-month period, with respect to its Sterling Optical, Insight Laser and Ambulatory Center divisions (collectively, the "Divisions"), all at the direction of the Board of Directors of the Company or its Chairman or other officers, pursuant to delegated authority. In connection with the foregoing, Michael C. McGeeney was initially appointed Chief Executive Officer of the Company's Sterling Optical division and, subsequently, on March 28, 2001, replaced Gregory T. Cook as the Company's President and Chief Executive Officer. The fee for such services was $50,000 per month, plus an additional fee comprised of unregistered shares totaling 1.65% of the outstanding Common Stock of the Company as of January 22, 2001, and warrants to purchase up to an aggregate of 3.35% of the outstanding Common Stock of the Company. As a result, the Company issued 418,719 unregistered shares of its Common Stock (the fair value of which was approximately $108,000) to Goldin, along with warrants to purchase up to an additional 850,126 shares of Common Stock, all at an exercise price of $0.01, subject to the Company achieving certain earnings targets (the "Incentive Fee"). In connection with the shares issued, Goldin was granted certain limited piggy-back registration rights.

     The terms of the Incentive Fee provide that the warrants may only be exercised according to the following schedule: (1) warrants to purchase 279,146 shares of the Company's Common Stock immediately following a year in which the Divisions shall realize earnings before interest, taxes, depreciation and amortization ("EBITDA") of at least $1,000,000; (2) warrants to purchase an additional 279,146 shares of the Company's Common Stock immediately following a year in which the Divisions shall realize EBITDA of at least $2,000,000; and (3) warrants to purchase an additional 291,834 shares of the Company's Common Stock immediately following a year in which the Divisions shall realize EBITDA of at least $3,000,000. These warrants become exercisable only if the applicable EBITDA targets are achieved prior to December 31, 2004. Due to these contingencies, the future valuation of these warrants, if and when they become exercisable, will result in charges to the Company's results of operations in future periods. Any warrants that vest shall expire on January 22, 2008.

     On April 26, 2001, the Company's Board of Directors approved the terms of an agreement, as amended, whereby it agreed to issue to Balfour Investors Incorporated ("Balfour"), in exchange for certain advisory services rendered to the Company's Board of Directors, 209,359 unregistered shares of its Common Stock (the fair value of which was approximately $57,000), together with warrants to purchase up to 425,063 shares of Common Stock at an exercise price of $0.01. In connection with the shares issued, Balfour was granted certain limited piggy-back registration rights. The warrants will become exercisable according to the following schedule: (1) warrants to purchase 139,573 shares of the Company's Common Stock immediately following a year in which the Divisions shall realize EBITDA of at least $1,000,000; (2) warrants to purchase an additional 139,573 shares of the Company's Common Stock immediately following a year in which the Divisions shall realize EBITDA of at least $2,000,000; and (3) warrants to purchase an additional 145,917 shares of the Company's Common Stock immediately following a year in which the Divisions shall realize EBITDA of at least $3,000,000. Further, these warrants become exercisable only if the applicable EBITDA targets are achieved prior to December 31, 2004. Due to these contingencies, the future valuation of these warrants, if and when they become exercisable, will result in charges to the Company's results of operations in future periods. Any warrants that vest shall expire on April 26, 2008.


NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The carrying amounts of cash and cash equivalents, franchise receivables (net of allowances), other current assets, accounts payable and amounts included in accruals meeting the definition of financial instruments approximate fair value.


NOTE 6 - SUBSEQUENT EVENTS:

     The Nasdaq Stock Market, Inc. ("Nasdaq") requires, among other items, as a condition to the continued listing of the Company's Common Stock on the Nasdaq National Market System ("Nasdaq-NMS"), a minimum bid price for its Common Stock of $1.00 per share. Nasdaq also requires that the Company maintain a minimum of $4,000,000 of net tangible assets to maintain such listing.

     On April 9, 2001, the Company was notified by Nasdaq that it did not meet the minimum bid price requirement of $1.00 for the continued listing of its shares on the Nasdaq-NMS and that the Company had until July 5, 2001 to comply with this requirement in order to avoid delisting. On July 6, 2001, the Company received an additional notice from Nasdaq of its decision that its Common Stock would be delisted on July 16, 2001 as a result of the Company's failure to meet the minimum bid price requirement. The Company has appealed this decision based upon its Board of Directors' authorization, subject to shareholder approval at the Company's 2001 Annual Meeting of Shareholders to be held on September 12, 2001, of an amendment to the Company's Charter to effect a reverse stock split of its issued and outstanding shares of Common Stock at a ratio of between 1 for 2 and 1 for 10, if at all, as may be determined by the Board, in its sole discretion. The Company has been advised by Nasdaq that a hearing has been scheduled for August 23, 2001, at which time Nasdaq will review the Company's plan to meet the continued listing requirements. There can be no assurance, however, that the Company's plan will be satisfactory to Nasdaq.

     The Company's net tangible assets as of June 30, 2001 were $4,027,000. Management anticipates that unless the Company's profitability improves during the third quarter of 2001 and the Company is successful in completing its plan of disposing of the assets of Insight Laser, it will be required to seek alternative equity financing to comply with the Nasdaq-NMS net tangible assets requirement. There can be no assurance, however, that the Company will be able to improve profitability and dispose of such assets within the time period required by Nasdaq, or that equity financing will be available to the Company when necessary, or on terms that will be acceptable to the Company.

     Effective June 29, 2001, Nasdaq changed the current net tangible assets listing standard to an equity listing standard. This change requires an equity maintenance standard of $10,000,000. Companies listed on Nasdaq as of June 29, 2001 have until November 1, 2002 to achieve compliance with the applicable new standard. During that period, listed companies that do not meet the new equity listing standard can continue to qualify under the net tangible assets listing standard. There can be no assurance that the Company will be able to achieve the minimum equity standard by November 1, 2002.

     If the Company's Common Stock were delisted, the delisting could have an adverse effect on the trading prices of the Company's Common Stock and could adversely affect the liquidity of the shares of Common Stock held by the Company's shareholders.

     As discussed in Note 2, on July 5, 2001, the Company and Rare entered into a Settlement Agreement and Mutual Release whereby the Company's dispute with Rare regarding their respective obligations under the Company's various agreements with Rare (pertaining to the development and implementation of the Company's previously abandoned e-commerce business and strategies) was settled, and each of the parties was released from substantially all of its respective obligations under the various agreements between the parties (including, but not limited to, the $3.00 price protection guarantee afforded Rare with respect to the 1,000,000 shares of the Company's Common Stock previously issued to Rare under the agreements (the "Existing Shares"), all in exchange for the Company's payment to Rare of $375,000, the Company's issuance to Rare of an additional 1,000,000 shares of its Common Stock (which the Company will be required to attempt to register for resale under the Securities Act of 1933, as amended (the "Act")), and the Company's agreement not to impede Rare's ability to sell the Existing Shares, all of which were previously registered under the Act.

     Effective July 2, 2001, Mr. Robert Hillman was appointed as the Company's President and Chief Executive Officer, and Chairman of the Board of Directors. In connection therewith, the Company and Mr. Hillman entered into an Employment Agreement having a term of three years.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This Report  contains  certain  forward-looking  statements and information relating to the Company that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Report, the words "anticipate", "believe", "estimate", "expect", and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events, are not guarantees of future performance, and are subject to certain risks and uncertainties. These risks and uncertainties may include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; success of transactions with third parties; the impact of competitive products, services and pricing; product development, commercialization and technological difficulties; the outcome of current and future litigation; delisting of the Company's Common Stock by the Nasdaq; and other risks described elsewhere herein. Should one or more of these risks or uncertainties materialize, or should such underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, or expected. The Company does not intend to update these forward-looking statements.

     The Company's historical financial information has been restated to report the net assets, operating results and cash flows of the Internet Division, Insight Laser and the Ambulatory Center segments (of the Company's business) through June 30, 2001 as discontinued operations for all periods presented. The following discussion and analysis focuses on continuing operations, as restated, unless otherwise noted.

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AS COMPARED TO JUNE 30, 2000

     Net sales for Company-owned stores, excluding revenues generated by the Company's wholly-owned subsidiary, VisionCare of California ("VCC"), a specialized health care maintenance organization licensed by the California Department of Corporations, decreased by approximately $94,000 and $1,055,000, or 4.3% and 20.5%, to $2,080,000 and $4,089,000 for the three and six month periods ended June 30, 2001, as compared to $2,174,000 and $5,144,000 for the comparable periods in 2000. Net sales for VCC increased by $32,000 and $79,000, or 4.1% and 5.0%, to $820,000 and $1,651,000, for the three and six month periods ended June 30, 2001, as compared to $788,000 and $1,572,000 for the comparable periods in 2000. The decreases for the Company-owned stores were principally due to a lower average number of stores in operation during the three and six month periods ended June 30, 2001, as compared to the comparable periods in 2000. On a same store basis (for stores that operated as a Company-owned store during both of the three and six month periods ended June 30, 2001 and 2000), comparative net sales decreased by approximately $215,000 and $448,000, or 11.8% and 11.5%, to $1,614,000 and $3,440,000 for the three and six month periods ended June 30, 2001, as compared to $1,829,000 and $3,888,000 for the comparable periods in 2000. As of June 30, 2001, there were 218 Sterling Stores in operation, consisting of 38 Company-owned stores (including 12 Company-owned stores being managed by franchisees) and 180 franchised stores (including 2 franchised stores being managed by the Company on behalf of the franchisees), as compared to 244 Sterling Stores in operation for the comparable period in 2000, consisting of 33 Company-owned stores (including 12 Company-owned stores being managed by franchisees) and 211 franchised stores (including 5 franchised stores being managed by the Company on behalf of the franchisees).

     Franchise royalties decreased by approximately $191,000 and $336,000, or 8.3% and 7.2%, to $2,098,000 and $4,330,000 for the three and six month periods ended June 30, 2001, as compared to $2,289,000 and $4,666,000 for the comparable periods in 2000. These decreases were primarily due to the lower average number of franchised stores in operation during the three and six month periods ended June 30, 2001, as compared to the comparable periods in 2000. Additionally, there were lower system-wide sales for comparable franchised stores in operation throughout the three and six month periods ended June 30, 2001, as compared to the same periods in 2000.

     Net gains and fees from the conveyance of franchised and Company-owned store assets, including renewal fees and the fees charged as a condition to the transfer of ownership of the assets and franchise for a store from one franchisee to another, increased by approximately $1,000 and $75,000, or 3.0% and 159.6%, to $34,000 and $122,000 for the three and six month periods ended June 30, 2001, as compared to $33,000 and $47,000 for the comparable periods in 2000. These increases were principally due to transfer fees collected on the conveyance of the assets of 8 franchised stores during the six months ended June 30, 2001, as compared to the conveyance of the assets of 2 franchised stores for the comparable period in 2000.

     Interest on franchise notes receivable decreased by approximately $43,000 and $71,000, or 14.4% and 11.3%, to $256,000 and $555,000 for the three and six month periods ended June 30, 2001, as compared to $299,000 and $626,000 for the comparable periods in 2000. These decreases were principally due to reductions of the principal balances of franchisee notes and fewer notes being generated during the three and six month periods ended June 30, 2001, as compared to the comparable periods in 2000.

     The Company's gross profit margin from Company-owned store operations increased by 3.3% and 5.4%, to 68.7% and 70.5% for the three and six month periods ended June 30, 2001, as compared to 65.4% and 65.1% for the comparable periods in 2000. These increases were due to a change in the mix of products being sold in Company-owned stores and improved inventory management during the three and six month periods ended June 30, 2001, as compared to the comparable periods in 2000. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competition and promotional incentives.

     Selling, general and administrative expenses decreased by $439,000 and $1,621,000, or 8.8% and 14.7%, to $4,559,000 and $9,392,000 for the three and six month periods ended June 30, 2001, as compared to $4,998,000 and $11,013,000 for the comparable periods in 2000. These changes were primarily due to a decrease of approximately $287,000 and $1,156,000 related to reductions (due in part to the decrease in number of Company-owned stores) in operating and administrative payroll related costs for the three and six month periods ended June 30, 2001, respectively, as compared to the comparable periods in 2000. In addition, there were decreases of approximately $226,000 and $454,000 in the provision for doubtful accounts associated with accounts and notes receivable due from franchisees during the three and six month periods ended June 30, 2001, as compared to the comparable periods in 2000. The decreases in the provision were mainly a result of senior management's decision to take back franchised stores from various problem franchisees. The Company reacquired the assets of 10 franchised store locations during the six months ended June 30, 2001, and an additional 3 franchised stores subsequent to June 30, 2001.


LIQUIDITY AND CAPITAL RESOURCES

     For the six month period ended June 30, 2001, cash flows provided by operating activities were $113,000, as compared to cash flows used in operating activities of $(2,539,000) for the comparable period in 2000. Loss from continuing operations for the six month period ended June 30, 2001 was $(98,000), as compared to a loss from continuing operations of $(1,008,000) for the comparable period in 2000.

     For the six month period ended June 30, 2001, cash flows provided by investing activities were $558,000, as compared to $469,000 for the comparable period in 2000. This increase was principally due to an increase of approximately $37,000, to $1,018,000, in proceeds from franchise and other notes receivables, a decrease of approximately $(68,000) in capital expenditures, and an increase of approximately $16,000 in notes issued by franchisees.

     For the six month period ended June 30, 2001, cash flows used in financing activities were $(119,000), principally due to payments on long-term debt, as compared to $15,235,000 of cash provided from financing activities for the comparable period in 2000. During the first quarter of 2000, the Company received proceeds from the Company's private placement, completed in March 2000, of approximately $10,618,000, and proceeds from the exercise of stock options and warrants of approximately $7,692,000, in each case offset by net payments on long-term debt of approximately $3,075,000.

     The Company's working capital deficit was $439,000 as of June 30, 2001. This amount included accruals in the aggregate amount of approximately $880,000 related to anticipated liabilities to be incurred in connection with potential settlements related to the Company's discontinued operations. These liabilities reflect a range of possible settlements, which the Company will seek to resolve for lesser amounts (although there can be no assurance that it will be able to do so). The Company believes that it will improve cash flows during 2001 by improving store profitability through increased monitoring of store-by-store operations; closure of non-profitable store locations; reduction of administrative overhead expenses; new marketing programs; and seeking additional equity financing, if available.

     The Nasdaq Stock Market, Inc. ("Nasdaq") requires, among other items, as a condition to the continued listing of the Company's Common Stock on the Nasdaq National Market System ("Nasdaq-NMS"), a minimum bid price for its Common Stock of $1.00 per share. Nasdaq also requires that the Company maintain a minimum of $4,000,000 of net tangible assets to maintain such listing.

     On April 9, 2001, the Company was notified by Nasdaq that it did not meet the minimum bid price requirement of $1.00 for the continued listing of its shares on the Nasdaq-NMS and that the Company had until July 5, 2001 to comply with this requirement in order to avoid delisting. On July 6, 2001, the Company received an additional notice from Nasdaq of its decision that its Common Stock would be delisted on July 16, 2001 as a result of the Company's failure to meet the minimum bid price requirement. The Company has appealed this decision based upon its Board of Directors' authorization, subject to shareholder approval at the Company's 2001 Annual Meeting of Shareholders to be held on September 12, 2001, of an amendment to the Company's Charter to effect a reverse stock split of its issued and outstanding shares of Common Stock at a ratio of between 1 for 2 and 1 for 10, if at all, as may be determined by the Board, in its sole discretion. The Company has been advised by Nasdaq that a hearing has been scheduled for August 23, 2001, at which time Nasdaq will review the Company's plan to meet the continued listing requirements. There can be no assurance, however, that the Company's plan will be satisfactory to Nasdaq.

     The Company's net tangible assets as of June 30, 2001 were $4,027,000. Management anticipates that unless the Company's profitability improves during the third quarter of 2001 and the Company is successful in completing its plan of disposing of the assets of Insight Laser, it will be required to seek alternative equity financing to comply with the Nasdaq-NMS net tangible assets requirement. There can be no assurance, however, that the Company will be able to improve profitability and dispose of such assets within the time period required by Nasdaq, or that equity financing will be available to the Company when necessary, or on terms that will be acceptable to the Company.

     If the Company's Common Stock were delisted, the delisting could have an adverse effect on the trading prices of the Company's Common Stock and could adversely affect the liquidity of the shares of Common Stock held by the Company's shareholders.

     The Company believes that, in the furtherance of its business strategies, the Company's future capital requirements will include: (i) renovating and remodeling Company-owned stores; (ii) acquiring retail optical stores, subject to the availability of qualified opportunities; and (iii) continued upgrading of management information systems for Company-owned stores.

     The Company believes that, based on its current cash position and the implementation of the plans described above, sufficient resources will be available for the Company to continue in operation through the end of the second quarter of 2002. However, there can be no assurance that the Company will be able to generate positive cash flows and, even if it does, that such cash flows will be sufficient to adequately fund its ongoing operations and future capital requirements. If the Company cannot generate sufficient cash flows from operations, it may be required to seek alternative equity financing. However, there can be no assurance that such equity financing will be available to the Company when necessary, or on terms that will be acceptable to the Company.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company maintains certain equity instruments with beneficial conversion terms that are indexed to the performance of the Company's Common Stock. Accordingly, the Company may bear a financial risk in the form of future stock payments made to equalize any stock price declines that are indexed to a specific contractual stock price floor. Additionally, as a result of the above, the Company could incur non-cash charges to equity, which would have a negative impact on future per share calculations.

     The Company is exposed to market risks from potential changes in interest rates as they relate to the Company's investments in highly liquid, marketable securities. These investments are deposited with high quality financial institutions. The Company believes that the amount of risk as it relates to its investments is not material to the Company's financial condition or results of operations.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


     In February 2001, five of the Company's Site for Sore Eyes franchisees (owning an aggregate of seven franchised Site for Sore Eyes stores) commenced an action in the United States District Court for the Northern District of California seeking $35,000,000 of damages as a result of (1) the Company's alleged breach of the respective Franchise Agreements whereby each of the franchisees operates its Site for Sore Eyes Optical store(s), (2) fraud and violations of California law, and (3) a declaratory judgment that each of the Franchise Agreements had been modified to afford each plaintiff certain rights which are in addition to those set forth in the applicable Franchise Agreements. At the present time, the Company and the plaintiffs are attempting to reach an amicable settlement of this dispute.

     In 1999, the Company commenced an action in the Supreme Court of the State of New York against Dr. Larry Joel and Apryl Robinson for amounts claimed due by the Company on a series of five separate Negotiable Promissory Notes (the "Notes"). The Notes were issued by corporations owned by the defendants in connection with their purchase of the assets of, and a Sterling Optical Center Franchise for, an aggregate of four of the Company's retail optical stores and an optical laboratory. The repayment of each of the Notes was personally guaranteed by each of the defendants. In response, the defendants asserted counterclaims in excess of $13,000,000 based upon the Company's alleged failure to comply with the terms of an oral, month-to-month consulting agreement between Dr. Joel and the Company, as well as to purchase the assets of various companies owned by Dr. Joel, including Duling Optical and D & K Optical - notwithstanding the fact that the parties failed to agree upon the terms of any such purchase, the parties failed to enter into any written agreement memorializing such a transaction, and the Company subsequently purchased such assets from Norwest Bank (which held a first lien on substantially all of the assets as collateral for various loans made to each of the entities, all of which were then in default) in a private foreclosure sale. In March 2001, the Appellate Division granted the Company's Motion for Summary Judgment on the issue of the defendants' liability, as guarantors of each of such Notes. A hearing on the Company's damages took place in July 2001; and, in August 2001, the Court granted the Company's claim for damages in the approximate amount of $800,000. In addition, in March 2001, the Company filed an additional Motion for Summary Judgment seeking dismissal of all of the counterclaims; and the defendant, Dr. Joel, thereafter filed a cross-motion seeking a determination that the Company breached the aforementioned oral, month-to-month consulting agreement and that he is, accordingly, entitled to damages of approximately $13,000,000, each of which motions were decided entirely in favor of the Company. Subsequently, on July 2, 2001, the defendants, without counsel, filed an appeal of this decision by the Court. This appeal has not yet been decided.

     In January 2001, the Company commenced an action against Binns Optical, Inc. ("BOI"), Michael Binns and Mary Ann Binns (collectively, the "Guarantors") in the United States District Court for the Eastern District of Missouri, seeking to prohibit the defendants from operating the Sterling Optical store located in Ballwin, Missouri, under any name other than Sterling Optical, as well as to require the defendants to return to the Company all patient records, customer lists, furniture, fixtures and equipment removed by the defendants from the six Sterling Optical stores previously franchised to, and ultimately abandoned by, BOI. In February 2001, the defendants entered into a Stipulation agreeing to the entry of a preliminary injunction whereby the defendants agreed to substantially all of the relief requested by the Company; and in March 2001, the defendants filed a counterclaim against the Company seeking damages in the amount of $3,000,000, plus punitive damages as a result of the Company's alleged fraud in the inducement, negligent misrepresentation, breach of fiduciary duty and claims stated in the alternative for breach of contract and breach of oral agreement. The Company has denied the defendants' counterclaims and has filed a motion to dismiss all of the counterclaims. This motion has not yet been decided by the Court. In a related matter, in February 2001, the Company commenced a separate action against the Guarantors in the New York State Supreme Court by filing a Motion for Summary Judgment in Lieu of Complaint, seeking damages (under the Guarantors' payment guarantee in favor of the Company) as a result of the failure of BOI to comply with its obligations under a series of eight Negotiable Promissory Notes made by BOI in its favor; and in April 2001 and July 2001, the Court granted the Company's motion and awarded the Company judgments for damages, in the aggregate approximate amount of $1,500,000. The Company is seeking to enforce these judgments in the State of Missouri, where the Guarantors both reside.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     During the three months ended June 30, 2001, the Company issued an aggregate of 418,719 unregistered shares of its Common Stock (the fair value of which was approximately $108,000) to Goldin Associates, L.L.C. ("Goldin") in exchange for Goldin providing interim management services to the Company pursuant to a certain agreement, as amended. Goldin was also granted certain limited "piggy-back" registration rights with respect to these shares.

     Additionally, during the three months ended June 30, 2001, the Company issued an aggregate of 209,359 unregistered shares of its Common Stock (the fair value of which was approximately $57,000) to Balfour Investors Inc. ("Balfour") in exchange for Balfour providing advisory services to the Company's Board of Directors pursuant to a certain agreement, as amended. Balfour was also granted certain limited "piggy-back" registration rights with respect to these shares.

     The aforementioned shares were issued to both Goldin and Balfour pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

A.    Exhibits

10.117 Warrant Certificate and Agreement, dated as of January 16, 2001, between Emerging Vision, Inc. and Goldin Associates, L.L.C.

10.118 Warrant Certificate and Agreement, dated as of April 26, 2001, between Emerging Vision, Inc. and Balfour Investors Incorporated.



B.    REPORTS ON FORM 8-K

1. On June 13, 2001, the Registrant filed a Current Report on Form 8-K with respect to The Nasdaq Stock Market's possible delisting of its Common Stock from the Nasdaq National Market System.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                               EMERGING VISION, INC.


                               BY:      /s/ ROBERT S. HILLMAN
                                        -------------------------------------
                                        Robert S. Hillman
                                        President and Chief Executive Officer


                               BY:      /s/ GEORGE D. PAPADOPOULOS
                                        -------------------------------------
                                        George D. Papadopoulos
                                        Senior Vice President and
                                        Chief Financial Officer


                                        Dated: August 14, 2001