Form 10-Q
period 2001-09-30
EMERGING VISION INC
filed 2001-11-14
CIK 1002554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark one)
      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the quarterly period ended September 30, 2001

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of November 13, 2001, there were 27,004,972 shares outstanding of the Registrant's Common Stock, par value $.01 per share.

Item 1.  FINANCIAL STATEMENTS

                     EMERGING VISION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)


                                                                                                      September 30,  December 31,
                                                                                                          2001          2000
                                                                                                      -----------    -----------
                                                                                                      (Unaudited)
ASSETS
Current assets:
         Cash and cash equivalents ................................................................   $     974      $   5,215
         Franchise receivables, net of allowance of $2,431 and $3,521, respectively ...............       1,814          1,493
         Other receivables, net of allowance of $425 and $323, respectively .......................         960          1,997
         Current portion of notes receivable from franchisees .....................................       1,398          2,622
         Inventories ..............................................................................         817          1,033
         Prepaid expenses and other current assets ................................................         419            475
                                                                                                      ---------      ---------
                     Total current assets .........................................................       6,382         12,835
                                                                                                      ---------      ---------

Property and equipment, net .......................................................................       2,021          2,995
Franchise notes and other receivables, net of allowance of $3,487 and $3,019, respectively ........       2,885          3,926
Intangible assets, net ............................................................................       1,368          1,534
Other assets ......................................................................................         284            401
Net assets of discontinued operations .............................................................         718            840
                                                                                                      ---------      ---------
                                Total assets ......................................................   $  13,658      $  22,531
                                                                                                      =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Current portion of long-term debt ........................................................   $     197      $     221
         Accounts payable and accrued liabilities .................................................       7,109         13,227
         Net liabilities of discontinued operations ...............................................       1,671          3,006
                                                                                                      ---------      ---------
                     Total current liabilities ....................................................       8,977         16,454
                                                                                                      ---------      ---------

Long-term debt ....................................................................................         409            533
Excess of fair value of assets acquired over cost .................................................          85            317
Franchise deposits and other liabilities ..........................................................         996          1,322
                                                                                                      ---------      ---------
                                Total liabilities..................................................   $  10,467      $  18,626
                                                                                                      ---------      ---------

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value per share; 5,000,000 shares authorized:
         Senior Convertible Preferred Stock, $100,000 liquidation preference per share;
         3 shares issued and outstanding ..........................................................         287            287
     Common stock, $.01 par value per share; 50,000,000 shares authorized; 27,187,309 and
         25,559,231 shares issued, respectively; 27,004,972 and 25,382,230 shares
         outstanding, respectively ................................................................         272            256
     Treasury stock, at cost, 182,337 and 177,001 shares, respectively ............................        (204)          (203)
     Additional paid-in capital ...................................................................     119,926        119,453
     Accumulated deficit ..........................................................................    (117,090)      (115,888)
                                                                                                      ---------      ---------
                                  Total shareholders' equity ......................................       3,191          3,905
                                                                                                      ---------      ---------
                                  Total liabilities and shareholders' equity ......................   $  13,658      $  22,531
                                                                                                      =========      =========

          The  accompanying  notes are an  integral  part of these  consolidated balance sheets.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                      (In Thousands, Except Per Share Data)



                                                                    For the Three Months     For the Nine Months
                                                                     Ended September 30,      Ended September 30,
                                                                       2001        2000        2001        2000
                                                                   ----------    --------    --------    --------
Revenues:
     Net sales ...................................................   $  2,855    $  2,646    $  8,595    $  9,362
     Franchise royalties .........................................      1,938       2,381       6,268       7,047
     Net gains and fees from the conveyance of franchise
          and Company-owned store assets .........................         10          73         132         120
     Interest on franchise notes receivable ......................        203         308         758         934
                                                                     --------    --------    --------    --------
          Total revenues .........................................      5,006       5,408      15,753      17,463
                                                                     --------    --------    --------    --------

Costs and expenses:

     Cost of sales ...............................................        767         900       1,973       2,695
     Selling, general and administrative expenses ................      6,084       4,341      15,476      15,354
     Loss from franchised stores operated under
          management agreements ..................................         97         143         344         398
                                                                     --------    --------    --------    --------
          Total costs and expenses ...............................      6,948       5,384      17,793      18,447
                                                                     --------    --------    --------    --------

     Income (loss) from continuing operations before provision for
          income taxes ...........................................     (1,942)         24      (2,040)       (984)
     Provision for income taxes ..................................          -           -           -           -
                                                                     --------    --------    --------    --------
          Income (loss) from continuing operations ...............     (1,942)         24      (2,040)       (984)
                                                                     --------    --------    --------    --------

Discontinued operations: (Note 2)
     Income (loss) from discontinued operations ..................       (657)     (2,009)        838      (7,107)
                                                                     --------    --------    --------    --------
          Net loss ...............................................   $ (2,599)   $ (1,985)   $ (1,202)   $ (8,091)
                                                                     ========    ========    ========    ========

Per share information (Note 3):
  Basic:
     Income (loss) from continuing operations ....................   $  (0.08)   $      -    $  (0.08)   $  (1.49)
     Income (loss) from discontinued operations ..................      (0.02)      (0.08)       0.03       (0.31)
                                                                     --------    --------    --------    --------
          Net loss per share .....................................   $  (0.10)   $  (0.08)   $  (0.05)   $  (1.80)
                                                                     ========    ========    ========    ========
  Diluted:
     Loss from continuing operations .............................   $  (0.08)   $  (0.03)   $  (0.08)   $  (1.56)
     Income (loss) from discontinued operations ..................      (0.02)      (0.08)       0.03       (0.31)
                                                                     --------    --------    --------    --------
          Net loss per share .....................................   $  (0.10)   $  (0.11)   $  (0.05)   $  (1.87)
                                                                     ========    ========    ========    ========

Weighted-average number of common shares outstanding:
     Basic .......................................................     26,951      25,559      25,492      23,068
                                                                     ========    ========    ========    ========
     Diluted .....................................................     27,334      25,942      25,875      23,451
                                                                     ========    ========    ========    ========


                             The accompanying notes are an integral part of these consolidated statements.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)

                                                                                               For the Nine Months Ended
                                                                                                     September  30,
                                                                                                    2001        2000
                                                                                                 ----------  ----------

Cash flows from operating activities:
     Net loss from continuing operations .....................................................   $ (2,040)   $   (984)
         Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
            Depreciation and amortization ....................................................        865         983
            Provision for doubtful accounts ..................................................         60         679
            Provision for inventory ..........................................................        100           -
            Non-cash compensation charges related to stock-based compensation ................        165          47
            Loss on disposal of fixed assets .................................................        372          44
        Changes in operating assets and liabilities:
            Franchise receivables ............................................................       (213)       (902)
            Inventories ......................................................................       (105)        306
            Prepaid expenses and other current assets ........................................         56          49
            Accrual for store closures ......................................................         435           -
            Other assets .....................................................................         68          53
            Accounts payable and accrued liabilities .........................................       (528)     (3,117)
                                                                                                 --------    --------
Net cash used in operating activities ........................................................       (765)     (2,842)
                                                                                                 --------    --------

Cash flows from investing activities:
     Franchise notes receivable issued .......................................................       (328)       (376)
     Proceeds from franchise and other notes receivable ......................................      1,543       1,453
     Purchases of property and equipment .....................................................       (344)       (387)
                                                                                                 --------    --------
Net cash provided by investing activities ....................................................        871         690
                                                                                                 --------    --------

Cash flows from financing activities:
     Proceeds from the exercise of stock options and warrants ................................          -       7,692
     Net proceeds from the issuance of Series B Convertible Preferred Stock ..................          -      10,618
     Proceeds from long-term debt ............................................................          -         500
     Payments on long-term debt ..............................................................       (148)     (5,230)
     Acquisition of treasury shares ..........................................................         (1)          -
                                                                                                 --------    --------
Net cash (used in) provided by financing activities ..........................................       (149)     13,580
                                                                                                 --------    --------
Net cash (used in) provided by continuing operations .........................................        (43)     11,428
                                                                                                 --------    --------
Net cash (used in) discontinued operations ...................................................     (4,198)     (3,221)
                                                                                                 --------    --------
Net (decrease) increase in cash and cash equivalents .........................................     (4,241)      8,207
Cash and cash equivalents - beginning of period ..............................................      5,215         108
                                                                                                 --------    --------
Cash and cash equivalents - end of period ....................................................   $    974    $  8,315
                                                                                                 ========    ========

Supplemental disclosures of cash flow information:

    Cash paid during the period for:
         Interest ............................................................................   $     60    $    372
                                                                                                 ========    ========
         Taxes ...............................................................................   $     63    $     54
                                                                                                 ========    ========

     Non-cash investing and financing activities:
         Net assets of franchise stores reacquired through exchange of receivables ...........   $    372    $      -
         Issuance of common shares for consulting services and other .........................        165       9,808
         Issuance of common shares to settle vendor payable related to discontinued operations        325           -
         Extinguishment of related party debt ................................................          -         727


                             The accompanying notes are an integral part of these consolidated statements.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                       (In Thousands, Except Share Data)


                                                                            Treasury
                                    Senior Convertible                       Stock,           Additional                   Total
                                     Preferred Stock        Common Stock     at cost           Paid-In    Accumulated  Shareholders'
                                    Shares    Amount   Shares       Amount   Shares   Amount   Capital      Deficit       Equity
                                    ------    ------  ----------   --------  ------   ------  ----------  -----------  ------------


BALANCE - DECEMBER 31, 2000              3   $  287   25,559,231   $   256   177,001  $(203)   $119,453    $(115,888)    $  3,905
                                    ------   ------   ----------   --------  -------  -----    --------    ---------     --------
Issuance of shares for
  consulting services (Note 4)           -        -    1,628,078        16         -      -         473            -          489
Acquisition of treasury shares           -        -            -         -     5,336     (1)          -            -           (1)
Net income                               -        -            -         -         -      -           -       (1,202)      (1,202)
                                    ------   ------   ----------   --------  -------  -----    --------    ---------     --------
BALANCE - SEPTEMBER 30, 2001             3   $  287   27,187,309   $   272   182,337  $(204)   $119,926    $(117,090)    $  3,191
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


NOTE 2 - DISCONTINUED OPERATIONS:

     On March 28, 2001, the Company announced its decision to discontinue further development of its e-commerce division (the "Internet Division"), and focus its efforts and resources on its franchise/retail optical store business ("Sterling Optical"). The Company has successfully completed the discontinuance of the activities of its Internet Division. Additionally, in June 2000, the Company announced its intention to discontinue the operations of, and sell its assets situated in the ambulatory surgery center located in Garden City, New York (the "Ambulatory Center"), as well as to sell the business and assets of its 66.5%-owned subsidiary, Insight Laser Centers, Inc. ("Insight Laser").

     In connection with the foregoing, as of December 31, 2000, the Company had accrued for $6,285,000 of costs associated with all such discontinued operations. These accruals included the anticipated future operating losses of these divisions, the expenses associated with the disposal of the net assets of these divisions, and an estimate of loss upon disposition. In addition, during the three months ended September 30, 2001, the Company accrued an additional $380,000 related to the discontinuance of the operations of Insight Laser. The Company was unsuccessful in its attempts to sell the business and assets of Insight Laser, and therefore has made a decision to cease all such entity's operations, effective as of November 30, 2001, and attempt to settle all of its liabilities in connection therewith (such liabilities to include lease termination costs and employee related severance costs), as well as to thereafter liquidate the assets thereof, which liquidation is anticipated to take place on or before December 31, 2001. As of September 30, 2001, a provision for discontinued operations of $465,000 remains accrued and is included in accounts payable and accrued liabilities on the accompanying Consolidated Balance Sheet.

     As a result of the foregoing, the net assets, operating results and cash flows of the aforementioned segments of the Company's business (other than its Sterling Optical division) have been presented as discontinued operations in the accompanying Consolidated Financial Statements for all periods presented. As of September 30, 2001 and December 31, 2000, net liabilities of discontinued operations of $953,000 and $2,166,000, respectively, have been segregated on the accompanying Consolidated Balance Sheets.

     On May 31, 2001, the Company successfully disposed of the assets of the Ambulatory Center, resulting in a loss from disposition that was lower than that originally accrued. Additionally, the Company successfully settled certain claims related to its Internet Division for less than the amounts originally accrued. As a result of the foregoing, the Company had reevaluated its total accrual related to such discontinued operations and, accordingly, during the six months ended June 30, 2001, reversed approximately $1,497,000 of such accrual into earnings. This amount, offset by the aforementioned additional accrual of approximately $380,000 for Insight Laser during the three months ended September 30, 2001 (resulting from the Company's decision to close, rather than sell, the business and assets of Insight Laser), is reflected in income from discontinued operations on the accompanying Consolidated Statements of Operations for the three and nine month periods ended September 30, 2001.

     During the nine months  ended  September  30,  2001,  the Company  utilized
$4,703,000 of its accrual for discontinued operations. This included approximately $805,000 in severance payments to all of the Internet Division's personnel located in the Dallas, Texas office, and approximately $1,298,000 of operating costs for the Internet Division through September 30, 2001. Included in the severance payments were payments of $277,000 and $205,000, respectively, to Mr. Gregory Cook, the Company's former President and Chief Executive Officer, and Mr. James Ewer, the Company's former Senior Vice-President of Operations.

     On April 24, 2001, the Company and Ms. Sara V. Traberman, the former Chief Financial Officer of the Company, settled her claim for severance benefits
(which, in accordance with the terms of her Employment Agreement with the Company, called for a cash settlement in the approximate amount of $1,300,000, and the immediate vesting of the 400,000 stock options previously granted to her under the Agreement, all as a result of the failure of the Company to sell its non-Internet related assets by March 1, 2001) for a lump sum payment of $750,000, plus the issuance of fully-vested stock options to purchase 125,000 shares of the Company's Common Stock at an exercise price of $0.29, their fair market value on the date of grant.

     On May 31, 2001, the Company and the owner/licensee of the Ambulatory Center reached an agreement whereby the Company sold and transferred its assets then located in the Ambulatory Center to a limited liability company owned, in principal part, by the owner/licensee thereof. In consideration of such sale and transfer, the purchaser assumed the Ambulatory Center's liabilities (subject to certain limitations), released the Company from its obligations under the lease for the premises of the Ambulatory Center (except in limited circumstances), agreed to the termination of the Administrative Services and Consulting Agreement whereby the Company rendered services to such owner/licensee in connection with the operation of the Ambulatory Center, and agreed to the termination of the Purchase Agreement whereby an affiliate of the Company had agreed to purchase the New York State License (Certificate of Need) for the Ambulatory Center. As a result, the Company reversed $887,000 of the previously accrued $1,145,000 of liabilities related to the Ambulatory Center.

     On July 5, 2001, the Company and each of Rare Medium Group, Inc. and Rare Medium, Inc. (collectively, "Rare") entered into a Settlement Agreement and Mutual Release whereby the Company's dispute with Rare regarding their respective obligations under the Company's various agreements with Rare (pertaining to the development and implementation of the e-commerce business and strategies of the Company's previously abandoned Internet Division) was settled, and each of the parties was released from substantially all of its respective obligations under the various agreements between the parties (including, but not limited to, the $3.00 price protection guarantee afforded Rare with respect to the 1,000,000 shares of the Company's Common Stock previously issued to Rare under the agreements (the "Existing Shares"), all in exchange for the Company's payment to Rare of $375,000, the Company's issuance to Rare of an additional 1,000,000 shares of its Common Stock (which the Company is required to attempt to register for resale under the Securities Act of 1933, as amended (the "Act")), and the Company's agreement not to impede Rare's ability to sell the Existing Shares, all of which were previously registered under the Act.

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

     The following table sets forth the computation of basic and diluted per share information (in thousands, except per share data):


                                                                For the Three Months     For the Nine Months
                                                                 Ended September 30,     Ended September 30,
                                                                   2001        2000       2001         2000
                                                                ---------   ---------   ---------   ---------
Numerator:

Income (loss) from continuing operations ....................   $ (1,942)   $     24   $  (2,040)   $   (984)
Induced conversion of Senior Convertible Preferred Stock ....          -           -           -     (21,707)
Accretion of dividends on Series B Convertible
      Preferred Stock .......................................          -           -           -     (11,743)
                                                                --------    --------    --------    --------
Numerator for basic per share information -
      Income (loss) available (attributable) to common
      shareholders ..........................................     (1,942)         24      (2,040)    (34,434)
                                                                --------    --------    --------    --------
Effect of assumed conversion of Senior Convertible
      Preferred Stock .......................................       (117)       (773)       (122)     (2,196)

Numerator for diluted per share information -
      Loss attributable to common shareholders .. ...........     (2,059)       (749)     (2,162)    (36,630)
                                                                --------    --------    --------    --------

Basic:

Income (loss) available (attributable) to common shareholders     (1,942)         24      (2,040)    (34,434)
Income (loss) from discontinued operations ..................       (657)     (2,009)        838      (7,107)
                                                                --------    --------    --------    --------
      Net loss attributable to common shareholders ..........   $ (2,599)   $ (1,985)   $ (1,202)   $(41,541)
                                                                ========    ========    ========    ========
Diluted:

Loss attributable to common shareholders ....................     (2,059)       (749)     (2,162)    (36,630)
Income (loss) from discontinued operations ..................       (657)     (2,009)        838      (7,017)
                                                                --------    --------    --------    --------
      Net loss attributable to common shareholders ..........   $ (2,716)   $ (2,758)   $ (1,324)   $(43,737)
                                                                ========    ========    ========    ========

Denominator:

Denominator for basic per share information -
      weighted-average number of common shares outstanding ..     26,951      25,559      25,492      23,068
                                                                ========    ========    ========    ========
Effect of assumed conversion of Senior Convertible
      Preferred Stock .......................................        383         383         383         383

Denominator for diluted per share information -
      weighted-average number of common shares outstanding ..     27,334      25,942      25,875      23,451
                                                                ========    ========    ========    ========

Basic Per Share Information:

Income (loss) available (attributable) to common shareholders   $  (0.08)   $      -    $  (0.08)   $  (1.49)
Income (loss) from discontinued operations ..................      (0.02)      (0.08)       0.03       (0.31)
                                                                --------    --------    --------    --------
      Net loss attributable to common shareholders ..........   $  (0.10)   $  (0.08)   $  (0.05)   $  (1.80)
                                                                ========    ========    ========    ========

Diluted Per Share Information:

Loss attributable to common shareholders ....................   $  (0.08)   $  (0.03)   $  (0.08)   $  (1.56)
Income (loss) from discontinued operations ..................      (0.02)      (0.08)       0.03       (0.31)
                                                                --------    --------    --------    --------
      Net loss attributable to common shareholders ..........   $  (0.10)   $  (0.11)   $  (0.05)   $  (1.87)
                                                                ========    ========    ========    ========


NOTE 4 - SHAREHOLDER'S EQUITY:

ISSUANCE OF SECURITIES FOR CONSULTING SERVICES

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

     On July 5, 2001, the Company issued 1,000,000 unregistered shares of its Common Stock (the fair value of which was approximately $325,000) to Rare as part of a settlement whereby the Company's dispute with Rare, regarding their respective obligations under the Company's various agreements with Rare, was settled (Note 2).

DELISTING OF COMMON STOCK

     On August 23, 2001, the Company notified The Nasdaq Stock Market, Inc. ("Nasdaq") of its Board of Directors' intention not to effect, in the near future, the previously announced reverse stock split of its outstanding shares of Common Stock. In response to this decision, on August 24, 2001, Nasdaq delisted the Company's Common Stock from the Nasdaq National Market System ("Nasdaq-NMS"), pursuant to Marketplace Rule No. 4310(c)(8)(B), due to its failure to comply with the minimum bid price ($1.00) requirement for the continued listing of its shares of Common Stock on the Nasdaq-NMS, all set forth in Nasdaq's Marketplace Rule No. 4450(a)(5). As a result, the Company's Common Stock now trades on the OTC Bulletin Board under the symbol ISEE.OB.


NOTE 5 - SUBSEQUENT EVENT:

     On November 14, 2001 the Company received a commitment for financing in the form of a $1.1 million term loan for a two-year period and a revolving credit facility for $1.0 million to be used at the Company's discretion over the same two-year period of the term loan. The Company and the lender are in the process of finalizing the terms of such financing arrangements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2001, as compared to the three and nine months ended September 30, 2000, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipates," "believes," "estimates," "expects," "intends," "plans," "seeks," variations of such words and similar expressions, are intended to identify forward-looking statements. Management has based these forward-looking statements on their current expectations, estimates and projections about the Company's business and industry, their beliefs and certain assumptions made by management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties, including economic, competitive, governmental, technological and other factors that may affect the Company's business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these "safe harbor" provisions for any such forward-looking statements, management cautions investors and prospective investors about the following significant factors, which, among others, have, in some cases, affected the Company's actual results and may, in the future, be likely to affect its actual results, which could cause such actual results to differ materially from those expressed in any such forward-looking statements. These factors include declines in same store (Company-operated) sales, financial and operational difficulties of franchisees, inability of the Company to obtain additional capital, dependence on certain executive officers and key employees and substantial fluctuations in annual and quarterly results of operations.


RESULTS OF OPERATIONS

     The Company's historical financial information has been restated to report the net assets, operating results and cash flows of the Internet Division, Insight Laser and the Ambulatory Center segments (of the Company's business) through September 30, 2001 as discontinued operations for all periods presented. The following discussion and analysis focuses on continuing operations, unless otherwise noted.

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO SEPTEMBER 30, 2000

     Net sales for Company-owned stores, excluding revenues generated by the Company's wholly-owned subsidiary, VisionCare of California ("VCC"), a specialized health care maintenance organization licensed by the California Department of Corporations, decreased by approximately $1,000 and $1,056,000, or 0.0% and 14.6%, to $2,090,000 and $6,180,000 for the three and nine month periods ended September 30, 2001, as compared to $2,091,000 and $7,236,000 for the comparable periods in 2000. Net sales for VCC increased by $210,000 and $289,000, or 37.8% and 13.6%, to $764,000 and $2,415,000, for the three and nine month periods ended September 30, 2001, as compared to $555,000 and $2,126,000 for the comparable periods in 2000. The decreases in sales of Company-operated stores were principally due to a lower average number of stores in operation during the three and nine-month periods ended September 30, 2001, as compared to the comparable periods in 2000. On a same store basis (for stores that operated as a Company-operated store during both of the three and nine month periods ended September 30, 2001 and 2000), comparative net sales decreased by approximately $236,000 and $302,000, or 12.9% and 5.4%, to $1,593,000 and
$5,296,000 for the three and nine month periods ended September 30, 2001, as compared to $1,829,000 and $5,598,000 for the comparable periods in 2000. As of September 30, 2001, there were 210 Sterling Stores in operation, consisting of 38 Company-operated stores (including 7 Company-owned stores being managed by franchisees) and 172 franchised stores (including 2 franchised stores being managed by the Company on behalf of the franchisees), as compared to 238 Sterling Stores in operation as of September 30, 2000, consisting of 32 Company-operated stores (including 12 Company-owned stores being managed by franchisees) and 202 franchised stores (including 3 franchised stores being managed by the Company on behalf of the franchisees).

     Franchise royalties decreased by approximately $443,000 and $779,000, or 18.6% and 11.1%, to $1,938,000 and $6,268,000 for the three and nine-month periods ended September 30, 2001, as compared to $2,381,000 and $7,047,000 for the comparable periods in 2000. These decreases were due to the lower average number of franchised stores in operation during the three and nine-month periods ended September 30, 2001, as compared to the comparable periods in 2000. Additionally, there was a decrease in the sales generated by the franchised stores in operation throughout the three and nine-month periods ended September 30, 2001, as compared to the same periods in 2000.

     Net gains and fees from the conveyance of franchised and Company-owned store assets, including renewal fees and the fees charged as a condition to the transfer of ownership of the assets and franchise for a store from one franchisee to another, decreased by approximately $63,000 and increased by $12,000, or 86.3% and 10.0%, to $10,000 and $132,000 for the three and nine month periods ended September 30, 2001, as compared to $73,000 and $120,000 for the comparable periods in 2000. These increases were principally due to transfer fees collected on the conveyance of the assets of 8 franchised stores during the nine month period ended September 30, 2001, as compared to the conveyance of the assets of 2 franchised stores for the comparable period in 2000.

     Interest on franchise notes receivable decreased by approximately $105,000 and $176,000, or 34.1% and 18.8%, to $203,000 and $758,000 for the three and nine-month periods ended September 30, 2001, as compared to $308,000 and $934,000 for the comparable periods in 2000. These decreases were principally due to reductions of the principal balances of franchisee notes receivable and fewer notes being generated during the three and nine-month periods ended September 30, 2001, as compared to the comparable periods in 2000.

     The Company's gross profit margin from Company-operated stores increased by 6.3% and 5.3%, to 63.3% and 68.1% for the three and nine month periods ended September 30, 2001, as compared to 57.0% and 62.8% for the comparable periods in 2000. These increases were due to a change in the mix of products being sold in Company-operated stores and improved inventory management during the three and nine-month periods ended September 30, 2001, as compared to the comparable periods in 2000. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competition and promotional incentives.

     Selling, general and administrative expenses increased by $1,743,000 and $122,000, or 40.2% and 1.0%, to $6,084,000 and $15,476,000 for the three and nine-month periods ended September 30, 2001, as compared to $4,341,000 and $15,354,000 for the comparable periods in 2000. Such increase for the three month period ended September 30, 2001, as compared to the comparable period in 2000, is primarily due to the following: (1) an increase in payroll and rent expense of approximately $625,000 due to a greater number of Company-operated stores in operation during the three month period ended September 30, 2001, as compared to the three month period ended September 30, 2000; (2) a provision related to the anticipated closure of 12 Company-operated stores, for which the Company recorded a charge of approximately $800,000, related to anticipated lease termination costs and write-offs of assets; (3) general increases of employee related administrative costs of $180,000; and (4) approximately $165,000 related to the estimated legal fees and costs related to the Company's ongoing litigation. During the nine month period ended September 30, 2001, such increase of $122,000 was primarily a result of the items previously discussed above and the following additional items: (1) a decrease in bad debt expense of approximately $620,000; period ended September 30, 2001; (2) a decrease in interest expense of approximately $175,000, due to a substantial repayment of debt in December 2000; (3) the exclusion of $154,000 of non-cash expenses related to the issuance of warrants during fiscal year 2000; and (4) a reduction of corporate overhead and salaries, of approximately $250,000.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine month period ended September 30, 2001, net cash flows used in operating activities were $(765,000), as compared to cash flows used in operating activities of $(2,842,000) for the comparable period in 2000. Loss from continuing operations for the nine-month period ended September 30, 2001 was $(2,040,000), as compared to a loss from continuing operations of $(984,000) for the comparable period in 2000.

     For the nine-month period ended September 30, 2001, cash flows provided by investing activities were $871,000, as compared to $690,000 for the comparable period in 2000. This increase was principally due to an increase of approximately $90,000, to $1,543,000, in proceeds from franchise and other notes receivables, a decrease of approximately $43,000 in capital expenditures, and a decrease of approximately $48,000 in notes issued by franchisees.

     For the nine month period ended September 30, 2001, cash flows used in financing activities were $(149,000), principally due to payments on long-term debt, as compared to $13,580,000 of cash provided from financing activities for the comparable period in 2000. During the first quarter of 2000, the Company received proceeds from the Company's private placement, completed in March 2000, of approximately $10,618,000, and proceeds from the exercise of stock options and warrants of approximately $7,692,000, in each case offset by net payments on long-term debt of approximately $5,230,000.

     The Company's working capital deficit was $2,595,000 as of September 30, 2001. This amount includes accruals in the aggregate amount of approximately $465,000, pertaining to anticipated liabilities to be incurred in connection with potential settlements related to the Company's discontinued operations, and the net liabilities of discontinued operations of $1,671,000, which liabilities reflect a range of possible settlements, which the Company will seek to resolve for lesser amounts (although there can be no assurance that it will be able to do so). Excluding the liabilities associated with the Company's discontinued operations, the Company's working capital deficit, as of September 30, 2001 was $459,000, including accruals for the anticipated costs associated with the closure of Company-operated stores of $435,000. The Company believes that it will improve cash flows during 2002 by, among other things: improving store profitability through increased monitoring of store-by-store operations; closing non-profitable, Company-operated store locations; reducing administrative overhead expenses; implementing new marketing programs; and seeking additional debt or equity financing, if available.

     On November 14, 2001 the Company received a commitment for financing in the form of a $1.1 million term loan for a two-year period and a revolving credit facility for $1.0 million to be used at the Company's discretion over the same two-year period of the term loan. The Company and the lender are in the process of finalizing the terms of such financing arrangements.

     On August 23, 2001, the Company notified The Nasdaq Stock Market, Inc. ("Nasdaq") of its Board of Directors' intention not to effect, in the near future, the previously announced reverse stock split of its outstanding shares of Common Stock. In response to this decision, on August 24, 2001, Nasdaq delisted the Company's Common Stock from the Nasdaq National Market System ("Nasdaq-NMS"), pursuant to Marketplace Rule No. 4310(c)(8)(B), due to its failure to comply with the minimum bid price ($1.00) requirement for the continued listening of its shares of Common Stock on the Nasdaq-NMS, all set forth in Nasdaq's Marketplace Rule No. 4450(a)(5). As a result, the Company's Common Stock now trades on the OTC Bulletin Board under the symbol ISEE.OB.

     The Company believes that, in the furtherance of its business strategies, the Company's future capital requirements will include: (i) renovating and remodeling certain of its Company-operated stores; (ii) acquiring retail optical stores, subject to the availability of qualified opportunities; and (iii) continued upgrading of management information systems for Company-owned stores.

     If successful in obtaining the aforementioned financing and implementing its business plans described above, combined with its current cash position, management believes that sufficient resources will be available for the Company to continue in operation through the end of the third quarter of 2002. The achievement of the Company's business plan is critical to maintaining adequate liquidity. However, there can be no assurance that the Company will be able to generate positive cash flows and, even if it does, that such cash flows will be sufficient to adequately fund its ongoing operations and future capital requirements. If the Company cannot generate sufficient cash flows from operations, it may be required to seek alternative equity or debt financing. However, there can be no assurance that such equity or debt financing will be available to the Company when necessary, or on terms that will be acceptable to the Company.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company maintains certain equity instruments with beneficial conversion terms that are indexed to the performance of the Company's Common Stock. Accordingly, the Company may bear a financial risk in the form of future stock payments made to equalize any stock price declines that are indexed to a specific contractual stock price floor. As a result of the foregoing, the Company could incur non-cash charges to equity, which would have a negative impact on future per share calculations.

     The Company is exposed to market risks from potential changes in interest rates as they relate to the Company's investments in highly liquid, marketable securities, and from any future financing arrangements. These investments are deposited with high quality financial institutions. The Company believes that the amount of risk as it relates to its investments, is not material to the Company's financial condition or results of operations.

                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

     In the Company's action in Supreme Court of the State of New York against Dr. Larry Joel and Apryl Robinson for amounts claimed due by the Company on a series of five separate Negotiable Promissory Notes (the "Notes"), in August 2001, the Court granted the Company's claim for damages in the approximate amount of $800,000, which judgment the Company is seeking to enforce. On July 2, 2001, the defendants, without counsel, filed an appeal of the decision by the Court dismissing their counter-claims and dismissing their claims that the Company had breached an oral, month-to-month consulting agreement, which appeal has not yet been decided.

     In the Company's action against Michael Binns and Mary Ann Binns, (the "Guarantors") in the New York State Supreme Court seeking damages (under the Guarantors' payment guarantees in favor of the Company) as a result of the failure of Binns Optical, Inc. ("BOI") to comply with its obligations under a series of eight Negotiable Promissory Notes made by BOI in its favor, in July 2001, the Court awarded the Company judgment for damages, in the aggregate approximate amount of $1,500,000, which judgment the Company is seeking to enforce in the State of Missouri, where the Guarantors both reside.

     In July 2001, the Company commenced an Arbitration Proceeding in the Ontario Superior Court of Justice, against Eye-Site, Inc. and Eye Site
(Ontario), Ltd., as the makers of two promissory notes (in the aggregate original principal amount of $600,000), made by one or more of the makers in favor of the Company, as well as against Mohammed Ali, as the guarantor of the obligations of each maker under each note. The notes were issued by the makers in connection with their acquisition of a Master Franchise Agreement for the Province of Ontario, Canada, as well as their purchase of the assets of, and a Sterling Optical Center Franchise for, four (4) of the Company's retail optical stores located in Ontario, Canada. In response thereto, the defendants counterclaimed for damages, in the amount of $1,500,000, based upon, among other items, alleged misrepresentations made by representatives of the Company in connection with these transaction. The Company believes that it has a meritorious defense to each such counterclaim. As of the date hereof, these proceedings were in the discovery stage.


Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On July 5, 2001, the Company issued 1,000,000 unregistered shares of its Common Stock to Rare as part of a settlement whereby the Company's dispute with Rare regarding their respective obligations under the Company's various agreements with Rare, was settled. These shares were issued pursuant to an exemption under Section 4(2)of the Securities Act of 1933, as amended.


Item 3. DEFAULTS UPON SENIOR SECURITIES.

       None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On September 12, 2001, the Company held its Annual Meeting of Shareholders. The purpose of the meeting was to (i) elect three Class 2 directors to the Company's Board of Directors to hold office until the 2003 annual meeting of shareholders, (ii) ratify the selection of Arthur Andersen LLP as the auditors of the Company for the 2001 fiscal year and (iii) consider and act upon an amendment to the Company's Certificate of Incorporation to effect a reverse stock split of the outstanding shares of the Company's common stock, at a ratio between one-for-two and one-for-ten, as determined by the Board of Directors.


     The results of the shareholders' vote were as follows:


                                                    Votes         Votes                         Broker
           Matter                   Votes For       Against       Withheld     Abstentions     Non Votes
--------------------------------    ----------     ----------    ---------     -----------     ---------
Robert Cohen                        15,459,469      1,253,617            -               -             -
Alan Cohen                          15,465,985      1,247,101            -               -             -
Joel Gold                           15,651,610      1,061,476            -               -             -

Ratification of Auditors            16,563,491        104,075            -          45,520             -

Reverse Stock Split                 15,862,582        828,645            -          21,859             -




     Although the shareholders approved the reverse stock split, the Board of Directors determined not to effect the reverse stock split in the immediate future.


Item 5. OTHER INFORMATION.

     On August 23, 2001, the Company notified The Nasdaq Stock Market, Inc. ("Nasdaq") of its Board of Directors' intention not to effect, in the near future, the previously announced reverse stock split of its outstanding shares of Common Stock. In response to this decision, on August 24, 2001, Nasdaq delisted the Company's Common Stock from the Nasdaq National Market System ("Nasdaq-NMS"), pursuant to Marketplace Rule No. 4310(c)(8)(B), due to its failure to comply with the minimum bid price ($1.00) requirement for the continued listing of its shares of Common Stock on the Nasdaq-NMS, all set forth in Nasdaq's Marketplace Rule No. 4450(a)(5). As a result, the Company's Common Stock now trades on the OTC Bulletin Board under the symbol ISEE.OB.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

A.    Exhibits

      None.


B.    Reports on Form 8-K

1. On July 12, 2001, the Registrant filed a Current Report on Form 8-K with respect to The Nasdaq Stock Market's delisting of its Common Stock from the Nasdaq National Market System, the appointment of Mr. Robert Hillman as Chairman of the Company's Board of Directors, President and Chief Executive Officer and the settlement of certain litigation with Rare Medium Group, Inc. and Rare Medium, Inc.

2. On August 29, 2001, the Registrant filed a Current Report on Form 8-K with respect to The Nasdaq Stock Market's delisting of its Common Stock from the Nasdaq National Market System and the appointment of Mr. Jerry Novack to the Company's Board of Directors.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      EMERGING VISION, INC.

                             BY:      /s/ Robert S. Hillman
                                      -----------------------------
                                      Robert S. Hillman
                                      President and Chief Executive Officer

                             BY:      /s/ George D. Papadopoulos
                                      -----------------------------
                                      George D. Papadopoulos
                                      Senior Vice President and
                                      Chief Financial Officer

                                      Dated: November 14, 2001