Form 10-K
period 2001-12-31
EMERGING VISION INC
filed 2002-04-16
CIK 1002554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


  X    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
-----  Act of 1934, for the fiscal year ended December 31, 2001.
       or
       Transition Report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934 for the transition period from _______ to _______.

       Commission File Number: 1-14128

                              EMERGING VISION, INC.
             (Exact name of Registrant as specified in its Charter)

           New York                                    11-3096941
  (State of Incorporation)                (IRS Employer Identification Number)

                         100 Quentin Roosevelt Boulevard
                              Garden City, NY 11530
                        Telephone Number: (516) 390-2100
                        (Address and Telephone Number of
                          Principal Executive Offices)
                         ------------------------------

         Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:


                                      TITLE
                     Common Stock, par value $0.01 per share

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

     The aggregate market value of the Registrant's Common Stock, par value $0.01 per share (the "Common Stock") held by non-affiliates of the Registrant as of April 8, 2002, (based upon the closing price of $0.08 per share as quoted on the OTC Bulletin Board) was approximately $1,711,100. For purposes of this computation, the shares of Common Stock held by directors, executive officers and principal shareholders owning more than 5% of the Registrant's outstanding Common Stock and for which a Schedule 13G was filed, were deemed to be stock held by affiliates. As of April 8, 2002, there were approximately 21,388,750 outstanding shares of Common Stock held by non-affiliates.

     As of April 8, 2002, there were outstanding 27,004,972 shares of the Registrant's Common Stock and 2.51 shares of the Registrant's Senior Convertible Preferred Stock, par value $0.01 per share (convertible into an aggregate of 334,667 shares of the Registrant's Common Stock).

Item 1.  Business
         --------

General

     Emerging Vision, Inc. (the "Registrant" and, together with its subsidiaries, hereinafter the "Company" or "Emerging") is one of the largest chains of retail optical stores and one of the largest franchise optical chains in the United States, based upon management's beliefs, domestic sales and the number of locations of Company-owned and franchised stores (collectively referred to herein as "Sterling Stores"). The Registrant was incorporated under the laws of the State of New York in January 1992 and, in July 1992, purchased substantially all of the assets of Sterling Optical Corp., a New York corporation then a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code.

     In March 2001, the Board of Directors decided that the Company should focus its efforts and resources on growing its retail optical business and, as a result, approved a plan to discontinue all other operations then being conducted by the Company. In connection with this decision, the Company completed its plan of disposal of substantially all of the net assets of Insight Laser Centers, Inc. ("Insight Laser") - which operated three laser vision correction centers in the New York metropolitan area; Insight Laser Centers N.Y.I, Inc. (the "Ambulatory Center") - owner of the assets of an ambulatory surgery center located in Garden City, New York; and the yet-to-be-developed Internet Division
- which was to provide a web-based portal being designed to take advantage of business-to-business opportunities in the optical industry, for which the Company simply ceased further development and discontinued the operations of.

     In early 2001, the Company closed two of its three Insight Laser locations and, in an effort to pursue a sale of the remaining net assets, and continued to operate the one remaining location from its center located in Trump Tower in New York City. The Company was unable to secure a favorable deal to sell the remaining net assets, and in November 2001, the Trump Tower location was closed as well, thereby completely ceasing operations of Insight Laser.

     On May 31, 2001, the Company sold the net assets of the Ambulatory Center to the owner of the license required to operate the center. The Company remains a guarantor of certain liabilities and future obligations associated with the Ambulatory Center.


Store Operations

     The Company and its franchisees operate retail optical stores principally under the trade names "Sterling Optical," "IPCO Optical," "Site For Sore Eyes," "Duling Optical," and "Singer Specs," although most stores (other than the Company's Site for Sore Eyes stores located in Northern California) operate under the name "Sterling Optical." The Company also operates VisionCare of California ("VCC"), a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care, which employs licensed optometrists who render services in offices located immediately adjacent to, or within, most Sterling Stores located in California.

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

     The Company sells the assets of certain of its Company-owned stores to qualified franchisees, and, in certain instances, realizes a profit on the conveyance of the assets of such stores. Through these sales, along with the opening of new stores by qualified franchisees, the Company seeks to create a stream of royalty payments based upon a percentage of the gross revenues of the franchised locations, and grow the Sterling Optical brand name. The Company currently derives its retail optical store revenues principally from the sale of eye care products and services at Company-owned stores, and ongoing royalty fees based upon a percentage of the gross revenues of its franchised stores.

     As of December 31, 2001, there were 203 Sterling Stores in operation, consisting of 34 Company-owned stores (including 9 stores being managed by franchisees), and 169 franchised stores (including 1 store being managed by the Company on behalf of the franchisee thereof). The Company continually seeks to expand both its Company-owned and franchised store operations. Sterling Stores are located in 24 states, the District of Columbia, Canada, and the U.S. Virgin Islands.

The following chart sets forth the breakdown of Sterling Stores in operation as of December 31, 2001 and 2000:

                                                            December 31,
                                                     2001(*)            2000
                                                    --------          --------
  I.    COMPANY-OWNED STORES:
        --------------------

        Company-owned stores.........................  25                20
        Company-owned stores managed by franchisees..   9                12
                                                      ----              ----

                              Total..................  34                32
                                                      ====              ====

     (*)Existing store locations: California (3), Illinois (3), Iowa (1), Kentucky (1), Minnesota (4), Missouri (2), Nebraska (1), New York (15), North Dakota (1), Pennsylvania (1), Virginia (1) and Wisconsin (1).


   II.    FRANCHISED STORES:
          -----------------

          Franchised stores.......................... 168               198
          Franchised stores managed by the Company...   1                 3
                                                      ----              ----
                              Total.................. 169               201
                                                      ====              ====

     (*)Existing  store locations:  California (27),  Colorado (1),  Connecticut
(1), Delaware (5), Florida (2), Illinois (2), Kentucky (2), Maryland (20), Massachusetts (1), Minnesota (1), Montana (1), Nevada (1), New Jersey (8), New York (45), North Dakota (5), Ontario, Canada (3), Pennsylvania (15), South Dakota (1), Texas (2), Virginia (8), Washington, D.C. (2), West Virginia (1), Wisconsin (13), and the U.S. Virgin Islands (2).


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

     In response to the eyewear market becoming increasingly fashion-oriented during the past decade, most Sterling Stores carry a large selection of designer eyeglass frames. The Company continually test-markets various brands of sunglasses, ophthalmic lenses, contact lenses and designer frames. Small quantities of these items are usually purchased for selected stores that test customer response and interest. If a product test is successful, the Company attempts to negotiate a system-wide preferred vendor discount for the product in an effort to maximize system-wide sales and profits.


Franchise System

     An integral part of the Company's franchise system includes providing what the Company believes to be a high level of marketing, financial, training and administrative support to its franchisees. The Company provides "grand opening" assistance for each new franchised location by consulting with its franchisees with respect to store design, fixture and equipment requirements and sources, inventory selection and sources, and marketing and promotional programs. Specifically, the Company's grand opening assistance helps to establish business plans and budgets, provides preliminary store designs and plan approval prior to construction of a franchised store, and provides training, an operations manual and a comprehensive business review to aid the franchisee in attempting to maximize its sales and profitability. Further, on an ongoing basis, the Company provides training through regional seminars, offers assistance in marketing and advertising programs and promotions, and consults with its franchisees as to their management and operational strategies and business plans.

     Preferred Vendor Network. With the collective buying power of Company-owned and franchised Sterling Stores, the Company has established a network of preferred vendors (the "Preferred Vendors") whose products may be purchased directly by franchisees at group discount prices, thereby providing such franchisees with the opportunity for higher gross margins. Additionally, the Company negotiates and executes cooperative advertising programs with its Preferred Vendors for the benefit of all Company-owned and franchised stores.

     Franchise Agreements. Each franchisee enters into a franchise agreement (the "Franchise Agreement") with the Company, the material terms of which generally are as follows:

     (a) Term. Generally, the term of each Franchise Agreement is ten years and, subject to certain conditions, is renewable at the option of the franchisee.

     (b) Initial Fees. Generally, franchisees (except for any franchisees converting their existing retail optical store to a Sterling Store (a "Converted Store"), and those entering into agreements for more than one location) must pay the Company a non-recurring, initial franchise fee of $20,000. The Company charges each franchisee of a Converted Store a non-recurring, initial franchise fee of $10,000 per location. For each franchisee entering into agreements for more than one location, the Company charges a non-recurring, initial franchise fee of $15,000 for the second location, and $10,000 for each location in excess of two.

     (c) Ongoing Royalties. Franchisees are obligated to pay the Company ongoing royalties in an amount equal to a percentage (generally 8%) of the gross revenues generated by their Sterling Store. Franchisees of Converted Stores, however, pay ongoing royalties, on their store's historical average base sales, at reduced rates increasing (in most cases) from 2% to 6% for the first three years of the term of the Franchise Agreement. In addition, most of the Franchise Agreements acquired by the Company from Singer Specs, Inc. (the "Singer Franchise Agreements") provide for ongoing royalties calculated at 7% of gross revenues. Franchise Agreements entered into prior to January 1994 provide for the payment of ongoing royalties on a monthly basis, while those entered into after January 1994 provide for their payment on a weekly basis, in each case, based upon the gross revenues for the preceding period. Gross revenues generally include all revenues generated from the operation of the Sterling Store in question, excluding refunds to customers, sales taxes, a limited amount of bad debts and, to the extent required by state law, fees charged by independent optometrists.

     (d) Advertising Fund Contributions. Most franchisees must make ongoing contributions to one of two advertising funds (the "Advertising Fund") equal to a percentage of their store's gross revenues. Except for the Singer Franchise Agreements, which generally provide for contributions equal to 7% of gross revenues, for Franchise Agreements entered into prior to August 1993, the rate of contribution is generally 4% of the store's gross revenues, while Franchise Agreements entered into after August 1993 generally provide for contributions equal to 6% of the store's gross revenues. Generally, 50% of these funds are expended at the direction of each individual franchisee (for the particular Sterling Store in question), with the balance being expended on joint advertising campaigns for all franchisees located within specific geographic areas.

     (e) Financing. The Company generally has financed a majority of the acquisition price of the assets (other than inventory) of Company-owned stores sold to franchisees, to be repaid over a period of seven years, together with interest at the rate of 12% per annum. The Company generally does not finance the initial, non-recurring franchise fee or rent security deposits, which are generally required under a franchisee's sublease. The purchase price is generally based upon the historical and projected cash flow of the Sterling Store in question. However, the Company has, on occasion, financed (and may in the future finance) up to 100% of the acquisition price of a franchised store. Substantially all such financing is personally guaranteed by the franchisee (or, if a corporation, by the principals owning in excess of an aggregate of 51% thereof) and is generally secured by all of the assets of the Sterling Store in question, including subsequently acquired assets and the proceeds thereof. From time to time, certain franchisees obtain financing from third parties. In such cases, the Company generally subordinates its security interest in the assets of the franchised location to the security interests granted to the provider of such financing.

     (f) Termination. Franchise Agreements may be terminated if the franchisee has defaulted on its payment of monies due to the Company, or in its performance of the other terms and conditions of the Franchise Agreement. During 2001, 25 franchised stores were closed, and the assets of (as well as possession of) an additional 13 franchise stores were reacquired by the Company. Substantially all of the assets located in such stores were voluntarily surrendered and transferred back to the Company in connection with the termination of the related Franchise Agreements. In such instances, it is generally the Company's intention to re-convey the assets of such a store to a new franchisee, requiring the new franchisee to enter into the Company's then current form of Franchise Agreement. Subsequent to December 31, 2001, the Company repossessed 2 franchised locations and currently operates them as Company-owned stores.

Marketing and Advertising

     The Company's marketing strategy emphasizes professional eye examinations, competitive pricing (primarily through product promotions), convenient locations, excellent customer service, customer-oriented store design and product displays, knowledgeable sales associates, and a broad range of quality products, including privately-labeled contact lenses and lens cleaning solutions presently being offered by the Company and certain of its franchisees. Examinations by licensed optometrists are generally available on the premises of, or directly adjacent to, substantially all Sterling Stores.

     The Company continually prepares and revises its in-store, point-of-purchase displays, which provide various promotional messages to customers upon their arrival at Sterling Stores. Both Company-owned and most franchised Sterling Stores participate in advertising and in-store promotions, which include visual merchandising techniques to draw attention to the products displayed in the Sterling Store in question. The Company is also in the process of refining its interactive web site, which further markets the "Sterling" and "Site for Sore Eyes" brands in an effort to increase traffic to its stores and, in many instances, also uses direct mail advertising to reach prospective, as well as existing, consumers.

     The Company  annually budgets  approximately 4% to 6% of system-wide  sales for advertising and promotional expenditures. Generally, franchisees are obligated to contribute a percentage of their Sterling Store's gross revenues to the Company's segregated advertising fund accounts, which the Company maintains for advertising, promotional and public relations programs. In most cases, the Company permits each franchisee to direct the expenditure of approximately 50% of such contributions, with the balance being expended to advertise and promote all Sterling Stores located within the geographic area of the Sterling Store in question, and/or on national promotions and campaigns.

Insight Managed Vision Care

     Managed care is a substantial and growing segment of the retail optical business. Under the trade name "Insight Managed Vision Care," the Company promotes the use of its Sterling Stores through the ongoing development of its managed care network. The Company, through Insight Managed Vision Care, markets to payers (e.g. health maintenance organizations, preferred provider organizations, insurance companies, Taft-Hartley unions, and mid-sized to large companies) that offer eye care benefits to their covered participants. When Sterling Stores provide services or products to a covered participant, it is generally at a discount from the everyday advertised retail price. Typically, participants will be eligible for greater eye care benefits at Sterling Stores than those offered at eye care providers that are not participating in a managed care program. The Company believes that the additional customer traffic generated by covered participants, along with purchases by covered participants above and beyond their eye care benefits, more than offsets the reduced gross margins being realized on these sales. The Company believes that convenience of store locations and hours of operation are key factors in attracting managed care business. As the Company increases its presence within markets it has already entered as well as expands into new markets, it believes it will be more attractive to managed care payors due to the additional Sterling Stores being operated by the Company and its franchisees.

Competition

     The optical business is highly competitive and includes chains of retail optical stores, superstores, individual retail outlets, the operators of web sites and a large number of individual opticians, optometrists and ophthalmologists who provide professional services and may, in connection therewith, dispense prescription eyewear. As retailers of prescription eyewear generally service local markets, competition varies substantially from one location or geographic area to another. Since 1994, certain major competitors of the Company have been offering promotional incentives to their customers and, in response thereto, the Company generally offers the same or similar incentives to its customers.

     The Company believes that the principal competitive factors in the retail optical business are convenience of location, on-site availability of professional eye examinations, rapid service, quality and consistency of product and service, price, product warranties, a broad selection of merchandise and the participation in third-party, managed care provider programs. The Company believes that it competes favorably in each of these areas.

Government Regulation

     The Company and its operations are subject to extensive federal, state and local laws, rules and regulations affecting the health care industry and the delivery of health care, including laws and regulations prohibiting the practice of medicine and optometry by persons not licensed to practice medicine or optometry, prohibiting the unlawful rebate or unlawful division of fees and limiting the manner in which prospective patients may be solicited. The regulatory requirements that the Company must satisfy to conduct its business will vary from state to state. In particular, some states have enacted laws governing the ability of ophthalmologists and optometrists to enter into contracts to provide professional services with business corporations or lay persons, and some states prohibit the Company from computing its continuing royalty fees based upon a percentage of the gross revenues of the fees collected by affiliated optometrists. Various federal and state regulations limit the financial and non-financial terms of agreements with these health care providers; and the revenues potentially generated by the Company differ among its various health care provider affiliations.

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


Environmental Regulation

     The Company's business activities are not significantly affected by environmental regulations, and no material expenditures are anticipated in order for the Company to comply with any such environmental regulations. However, the Company is subject to certain regulations promulgated under the Federal Environmental Protection Act ("EPA") with respect to the grinding, tinting, edging and disposal of ophthalmic lenses and solutions, which the Company believes it is in material compliance with.


Employees

     As of April 8, 2002, the Company employed approximately 238 individuals, of which approximately 77% were employed on a full-time basis. Except for those individuals employed at Company-owned Sterling Stores located in the New York metropolitan area, and except for those individuals employed by the Registrant's wholly-owned subsidiary, Insight IPA of New York, Inc. (which solicits managed care provider agreements in the State of New York), of which there were none, no employees are covered by any collective bargaining agreement. The Company considers its labor relations with its associates to be in good standing and has not experienced any interruption of its operations due to disagreements. Additionally, the Company has employment agreements with two of its key executives.


Item 2.  Properties

     The Company's headquarters, consisting of approximately 7,000 square feet, are located in an office building situated at 100 Quentin Roosevelt Boulevard, Garden City, New York 11530, under a sublease that expires in November 2006. This facility houses the Company's principal executive and administrative offices.

     The Company leases the space occupied by all of its Company-owned Sterling Stores and the majority of its franchised Sterling Stores. The remaining leases for its franchised Sterling Stores, are held in the names of the respective franchisees thereof.

     Sterling Stores are generally located in commercial areas, including major shopping malls, strip centers, freestanding buildings and other areas conducive to retail trade. Sterling Stores range in size from 1,000 to 2,000 square feet.


Item 3.  Legal Proceedings

     Information  with respect to the Company's  legal  proceedings  required by
Item 103 of Regulation S-K is set forth in Notes 2 and 12 to the Consolidated Financial Statements included in Item 8 of this Report, and is incorporated by reference herein


Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote by the Company's shareholders during the fourth quarter ended December 31, 2001.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Registrant's Common Stock was listed on the OTC Bulletin Board under the trading symbol "ISEE.OB" as of August 23, 2001, and was previously listed on the Nasdaq National Market System. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The range of the high and low sales prices for the Registrant's Common Stock for each quarterly period of the last two years, is as follows:

                             2001                       2000
                      ------------------         ------------------
  Quarter Ended:        High       Low             High       Low
  --------------      -------    -------         -------    -------

  March 31             $0.72      $0.22           $15.13     $5.44
  June 30              $0.37      $0.19            $8.19     $1.88
  September 30         $0.80      $0.13            $2.63     $0.94
  December 31          $0.14      $0.06            $1.50     $0.19


     The approximate number of shareholders of record of the Company's Common Stock as of April 8, 2002, was 328.

     The number of shareholders of record of the Company's Senior Convertible Preferred Stock as of April 8, 2002, was 2.

     Historically, the Company has not paid dividends on its Common Stock, and has no intention to pay dividends on its Common Stock in the foreseeable future. It is the present policy of the Registrant's Board of Directors to retain earnings, if any, to finance the Company's operations and expansion.

Item 6.  Selected Financial Data


               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA


     The following Selected Financial Data has been derived from the audited consolidated financial statements of the Company and should be read in conjunction with those statements, which are included in this Report. The consolidated financial statements have been examined and reported on by Arthur Andersen LLP, independent public accountants, with respect to the years ended December 31, 2001, 2000, 1999 and 1998. The consolidated financial statements for the year ended December 31, 1997 were audited by Deloitte & Touche LLP, independent public accountants.

                                                               (In thousands except for per share data and number of stores)
                                                                                      Year Ended December 31,
                                                             ------------------------------------------------------------------
Statement of Operations Data:                                    2001         2000          1999          1998          1997
                                                             ------------------------------------------------------------------
System-wide sales (1)                                        $  124,589    $  128,775    $  140,321    $  147,402    $  145,534
                                                             ==========    ==========    ==========    ==========    ==========

Total revenues                                               $   20,619    $   23,058    $   29,580    $   32,582    $   35,193
                                                             ==========    ==========    ==========    ==========    ==========
Loss from continuing operations                              $   (5,088)   $  (14,628)   $   (2,691)   $  (16,016)   $  (12,670)
                                                             ==========    ==========    ==========    ==========    ==========
Income (loss) from discontinued operations                   $    1,312    $  (15,533)   $      430    $     (956)   $   (1,492)
                                                             ==========    ==========    ==========    ==========    ==========
Loss on disposal of discontinued operations                  $        -    $   (8,831)   $        -    $        -    $        -
                                                             ==========    ==========    ==========    ==========    ==========
Net loss                                                     $   (3,776)   $  (38,992)   $   (2,261)   $  (17,777)   $  (14,162)
                                                             ==========    ==========    ==========    ==========    ==========

Per Share Information - basic and diluted
-----------------------------------------
Loss from continuing operations                              $    (0.19)   $    (2.04)   $    (0.41)   $    (1.10)   $    (0.91)
                                                             ==========    ==========    ==========    ===========   ==========
Income (loss) from discontinued operations                   $     0.05    $    (0.66)   $     0.03    $    (0.07)   $    (0.11)
                                                             ==========    ==========    ==========    ==========    ==========
Loss on disposal of discontinued operations                  $        -    $    (0.37)   $        -    $        -    $        -
                                                             ==========    ==========    ==========    ==========    ==========
Net loss per share                                           $    (0.14)   $    (3.07)   $    (0.38)   $    (1.23)   $    (1.02)
                                                             ==========    ==========    ==========    ==========    ==========

Weighted-average common shares outstanding                       26,409        23,627        15,232        14,627        13,883
                                                             ==========    ==========    ==========    ==========    ==========


Balance Sheet Data:

Working capital (deficit)                                    $   (1,758)   $   (3,987)   $   (4,795)   $   (3,351)   $    3,472
Total assets                                                     11,057        22,531        30,312        32,685        43,265
Total debt                                                        1,299           754         7,347         9,751        11,120


Sterling Store Data:                                                    (In thousands except for number of stores)
                                                                                   Year Ended December 31,
                                                             ---------------------------------------------------------------------
                                                                 2001          2000          1999          1998          1997
                                                             ---------------------------------------------------------------------
Company-owned stores bought, opened or reacquired                 15             3            11             6             7
Company-owned stores sold or closed                              (10)          (13)          (16)          (21)          (19)
Company-owned stores at end of period                             25            20            30            35            50
Company-owned stores being managed by Franchisees at end
   of period                                                       9            12             6             6             0
Franchised stores being managed by Company at end of period        1             3             5            12             6
Franchised stores at end of period                               169           201           218           251           263


Average sales per store: (2)
Company-owned stores                                          $  518        $  396        $  420        $  478        $  424
Franchised stores                                             $  564        $  546        $  495        $  475        $  478
Average franchise royalties per franchised store (2)          $   43        $   42        $   38        $   35        $   37


     (1)  System-wide  sales  represent   combined  retail  sales  generated  by
Company-owned and franchised stores, as well as revenues generated by VCC.

     (2) Average sales per store and average franchise royalties per franchised store are computed based upon the weighted-average number of Company-owned and franchised stores in operation, respectively, for each of the specified periods. For periods of less than a year, the averages have been annualized.

Item 7.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

     This Report  contains  certain  forward-looking  statements and information relating to the Company that is based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. When used in this Report, the words "anticipate", "believe", "estimate", "expect", and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events, are not guarantees of future performance and are subject to certain risks and uncertainties. These risks and uncertainties may include: product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products, services and pricing; product development, commercialization and technological difficulties; the outcome of current and future litigation; and other risks described elsewhere herein. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, or expected. The Company does not intend to update these forward-looking statements.


Results of Operations

For the Year Ended December 31, 2001 compared to December 31, 2000

     Net sales for Company-owned stores, including revenues generated by VCC, a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care, decreased by $467,000, or 3.9%, to $11,648,000 for the year ended December 31, 2001, as compared to $12,115,000 for the comparable period in 2000. On a same store basis (for stores that operated as a Company-owned store during the entirety of both of the years ended December 31, 2001 and 2000), comparative net sales decreased by $1,043,000, or 14.5%, to $6,129,000 for the year ended December 31, 2001, as compared to $7,172,000 for the comparable period in 2000. While, on average, there were more Company-owned stores in operation during 2001 as compared to 2000, the Company experienced a decline in sales during the last quarter of 2001. Management believes that this decline was a direct result of the general economic downturn experienced as a result of the tragic events of September 11, 2001, especially in light of the fact that the nearly 50% of Company-owned stores operate in the State of New York.

     Franchise royalties decreased by $1,217,000, or 13.3%, to $7,860,000 for the year ended December 31, 2001, as compared to $9,077,000 for the comparable period in 2000. This decrease was a result of the fact that there were fewer franchised stores in operation during 2001 as compared to 2000. As of December 31, 2001, there were 169 franchised stores in operation, as compared to 201 as of December 31, 2000.

     Net gains and fees on the conveyance of Company-owned store assets to franchisees (which includes renewal fees and the fees related to the transfer of store ownership from one franchisee to another) decreased by $158,000, or 53.0%, to $140,000 for the year ended December 31, 2001, as compared to $298,000 for the comparable period in 2000. This decrease was due to the fact that the Company did not convey to franchisees (and thus did not realize a gain on) any assets of Company-owned stores during the year ended December 31, 2001. In 2000, however, the Company conveyed the assets of 3 Company-owned stores to franchisees. The $140,000 reflected for the year ended December 31, 2001 relates solely to transfer and renewal fees.

     Interest on franchise notes receivable decreased by $263,000, or 21.7%, to $947,000 for the year ended December 31, 2001, as compared to $1,210,000 for the comparable period in 2000. This decrease was principally due to the fact that several franchise notes matured during 2001.

     Other income decreased by $334,000, or 93.3%, to $24,000 for the year ended December 31, 2001, as compared to $358,000 for the comparable period in 2000. This decrease was primarily a result of a decrease in the amount of interest income earned by the Company, due to lower average cash balances on hand in its banks during 2001, as compared to 2000.

     The Company's gross profit margin increased by 5.5%, to 73.6% for the year ended December 31, 2001, as compared to 68.1% for the comparable period in 2000. This increase was a result of improved inventory management and control, improved purchasing at lower average product costs, and better discounts obtained in 2001 from certain of the Company's vendors. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competitive pricing, and promotional incentives.

     Selling, general and administrative expenses decreased by $11,870,000, or 36.6%, to $20,361,000 for the year ended December 31, 2001, as compared to $31,260,000 for the comparable period in 2000. This decrease was primarily due to the the fact that the Company recorded increased charges of $10,260,000 during the year ended December 31, 2000, related to the Company's provision for doubtful accounts associated with accounts and notes receivable due from franchisees, along with certain receivables from franchisees for advertising expenditures that the Company incurred on their behalf, while the Company incurred no such charges during the year ended December 31, 2001. As discussed in the prior year, the increased charges in 2000 were a direct result of a change in management philosophy, policy, direction, and related courses of action resulting from a change in the Company's senior management personnel subsequent to December 31, 2000, to take back franchise stores and/or reevaluate notes receivable due from various problem franchisees. During 2001, the Company did not incur similar charges, as management carefully monitored and managed its franchise receivables and notes. Additionally, due to corporate downsizing and improved scheduling in its Company-owned stores, the Company reduced salary and related expenses by approximately $1,500,000. Finally, there was a decrease in depreciation and amortization of approximately $350,000 due to the full depreciation in the prior year of certain of the Company's property and equipment.

     Provision for store closings was $964,000 for the year ended December 31, 2001. No such provision was provided for the year ended December 31, 2000. In 2001, management made the decision to close 11 of its Company-owned stores. In connection therewith, the Company recorded a provision based on the expected net proceeds, if any, to be generated from the disposition of the store's assets, as compared to the carrying value (after consideration of impairment, if any) of such store's assets and the estimated costs (including lease termination costs and other expenses) that will be incurred in the closing of the stores.

     Non-cash charges for issuance of warrants and induced conversion of warrants decreased by $201,000, or 54.9%, to $165,000 for the year ended
December 31, 2001, from $366,000 for the comparable period in 2000. This decrease was principally due to the fact that there were no induced conversions of warrants during 2001. The 2001 charges relate solely to the issuance of common shares in consideration for consulting services. Furthermore, the Company has outstanding contingent warrants that become exercisable upon the achievement, by the Company, of certain predetermined EBITDA targets. Due to these contingencies, the future valuation of the contingent warrants, if and when they become exercisable, will result in charges to the Company's results of operations in future periods. The significance of these charges, if any, will be dependent upon the fair market value of the Company's common stock at the time that the respective EBITDA targets are achieved.

     Loss from the operation of franchised stores managed by the Company decreased by $460,000, or 73.4%, to approximately $167,000 for the year ended December 31, 2001, as compared to approximately $627,000 for the comparable period in 2000. As of December 31, 2001, there was only one store that the Company was managing on behalf of a franchisee, as opposed to the three stores the Company was managing on behalf of franchisees as of December 31, 2000.

     Interest expense decreased by $389,000, or 90.0%, to $43,000 for the year ended December 31, 2001, as compared to $432,000 for the comparable period in 2000. This decrease resulted from a decrease in long-term debt during the year ended December 31, 2001, as compared to the comparable period in 2000.


For the Year Ended December 31, 2000 compared to December 31, 1999

     Net sales for Company-owned stores, including revenues generated by VCC, a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care, decreased by approximately $5,486,000, or 31.2%, to $12,115,000 for the year ended December 31, 2000, as compared to $17,601,000 for the comparable period in 1999. This decrease was principally due to a lower number of stores in operation for the year ended December 31, 2000, as compared to the comparable period in 1999, as described below. As of December 31, 2000, there were 233 Sterling Stores in operation, consisting of 32 Company-owned stores (including 12 Company-owned stores being managed by franchisees) and 201 franchised stores (including 3 franchised stores being managed by the Company on behalf of franchisees), as compared to 254 Sterling Stores in operation for the comparable period in 1999, consisting of 36 Company-owned stores (including 6 Company-owned stores being managed by franchisees) and 218 franchised stores (including 5 stores being managed by the Company on behalf of franchisees). On a same store basis (for stores that operated as a Company-owned store during the entirety of both of the years ended December 31, 2000 and 1999), comparative net sales decreased by $257,000, or 3.8%, to $6,524,000 for the year ended December 31, 2000, as compared to $6,781,000 for the comparable period in 1999.

     Franchise royalties decreased by $278,000, or 3.0%, to $9,077,000 for the year ended December 31, 2000, as compared to $9,355,000 for the comparable period in 1999. This decrease was a result of fewer franchised stores in operation throughout fiscal year 2000, as compared to fiscal year 1999.

     Net gains and fees on the conveyance of Company-owned store assets to franchisees, including renewal fees and the fees related to the transfer of ownership from one franchisee to another, decreased by $369,000, or 55.3%, to $298,000 for the year ended December 31, 2000, as compared to $667,000 for the comparable period in 1999. This decrease was principally due to the conveyance of the assets of 3 Company-owned stores to franchisees during the year ended December 31, 2000, as compared to the conveyance of the assets of 13
Company-owned stores to franchisees during the comparable period in 1999. Management believed that this decrease was principally due to the Company's original decision to sell the assets of its Sterling Optical division (which was subsequently reversed), which was believed to negatively impact the marketability of Sterling Stores to independent franchisees.

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

     The Company's gross profit margin decreased by 4.3%, to 68.1% for the year ended December 31, 2000, as compared to 72.4% for the comparable period in 1999, due to the mix of products being sold in Company-owned stores during each respective period.

     Selling, general and administrative expenses increased by $8,782,000, or 37.2%, to $32,391,000 for the year ended December 31, 2000, as compared to $23,609,000 for the comparable period in 1999. This increase was primarily related to an increase of approximately $5,960,000 in the provision for doubtful accounts associated with accounts and notes receivable due from franchisees. This increase was a direct result of a change in management philosophy, policy, direction, and related courses of action resulting from a change in the Company's senior management personnel subsequent to year-end, to take back franchise stores and/or reevaluate notes receivable due from various problem franchisees, the number of which increased in 2000 as compared to prior years. In this regard, the Company took back 7 franchised store locations immediately subsequent to December 31, 2000. The increase in selling, general and administrative expenses also includes approximately $4,300,000 of losses related to receivables from franchisees for advertising expenditures that the Company incurred on their behalf in the current period and in prior years, all of which was determined in fiscal year 2000 to be unrealizable, or not collectible, by the Company's new senior management. Another factor leading to the increase in selling, general and administrative expense was the impairment charges of approximately $1,131,000 primarily related to certain fixed assets at the corporate headquarters that the Company deemed to no longer have future use, and the write-off of the capitalized web development costs associated with the 1-800 Anylens business that was sold in the November 2000. Offsetting these increases was a decrease of approximately $2,200,000 in Company-owned store related operating costs due to the reduction in the number of Company-owned stores in operation for the year ended December 31, 2000, as compared to the comparable period in 1999.

     Warrant issuance and induced conversion costs decreased by $2,005,000, or 84.67%, to $366,000 for the year ended December 31, 2000, from $2,371,000 for the comparable period in 1999. This decrease was principally due to the incurrence, during fiscal year 1999, of $2,000,000 of expenses related to the Company's issuance of 2,500,000 warrants, all of which vested immediately.

     Loss from the operation of franchised stores managed by the Company increased by approximately $22,000, or 3.6%, to $627,000 for the year ended December 31, 2000, as compared to $605,000 for the comparable period in 1999.

     Interest expense decreased by $398,000, or 48.0%, to $432,000 for the year ended December 31, 2000, as compared to $830,000 for the comparable period in 1999. This decrease resulted from a decrease in long-term debt during the year ended December 31, 2000, as compared to the comparable period in 1999.

     Loss from discontinued operations represents the net loss from the operations of the Company's Internet Division, Insight Laser and Ambulatory Center of $19,573,000, $1,083,000 and $3,708,000, respectively. The loss attributable to the Internet Division included a net operating loss of $15,409,000 (which primarily included charges for web-site development costs of approximately $11,800,000, approximately $800,000 related to professional fees, and approximately $1,300,000 related to salaries and wages), a non-cash impairment charge of $711,000 on the expected disposal of certain assets,
$1,660,000 for estimated future liabilities and costs resulting from the decision to dispose, and $1,700,000 related to the estimated operating losses of the Internet Division through the end of April 2001 (the anticipated disposal date). The loss attributable to Insight Laser included net operating losses of $169,000, a non-cash impairment charge of $803,000 on the expected disposal of certain assets and $111,000 for estimated future losses and liabilities through the anticipated disposal date. The loss for the Ambulatory Center included net operating income of $31,000, offset by a non-cash impairment charge of $2,594,000 on the expected disposal of certain assets, and $1,145,000 for estimated future losses and liabilities through the anticipated disposal date.


Liquidity and Capital Resources

     For the year ended December 31, 2001, cash flows used in operating activities were $5,703,000, as compared to cash flows used in operating activities of $1,915,000 for the year ended December 31, 2000. Approximately $3,977,000 of the cash flows used in 2001 related to one-time liabilities that arose as a result of the Company's plan of disposal of its discontinued operations, and payment of those liabilities is reflected in the outflow of $5,365,000 related to accounts payable and accrued liabilities. Other factors leading to the increased cash used in operating activities were the $5,088,000 loss from continuing operations, offset by a decrease in franchise and other receivables of $1,007,000, an increase in the accrual for store closings of $964,000, charges of $930,000 related to long-lived assets, and depreciation and amortization of $1,351,000.

     For the year ended December 31, 2001, cash flows provided by investing activities were $1,616,000, principally due to the proceeds received on its franchise notes receivable, offset in part by limited capital expenditures made by the Company during 2001.

     For the year ended December 31, 2001, cash flows provided by financing activities were $544,000, principally due to $750,000 of proceeds received in connection with short-term loans provided to the Company by two related parties, Horizon Investors Corp. ("Horizon") and Broadway Partners LLC ("Broadway").

     As of  December  31,  2001,  the Company had  negative  working  capital of
$1,758,000, and cash on hand of $1,053,000. As discussed above, the Company utilized approximately $3,977,000 of cash in connection with one-time liabilities associated with its plan of disposal of its discontinued operations.

     On  January  23,  2002,   the  Company   secured  two  separate   financing
arrangements, as follows:

     Secured  Term  Note

     The Company entered into a secured term note for $1,000,000 with an independent financial institution. This note is repayable in 24 equal monthly installments of $41,666, and bears interest as defined (4.95% at the inception of the note). The note is fully collateralized/guaranteed by a $1,000,000 certificate of deposit posted by Horizon, a related party, at the same financial institution.

     Credit Facility

     The Company entered into an agreement with Horizon to borrow up to a maximum of $1,000,000. This credit facility bears interest at the prime rate plus 1% (5.5% as of the date of the loan agreement), provided for an initial advance of $300,000, requires minimum incremental advances of $150,000, matures on January 22, 2004, requires ratable monthly principal and interest payments of each borrowing, amortizable through the maturity date of the facility, is fully collateralized by the Company's qualifying franchise notes (as referenced by a pledge agreement), and requires the payment of a facility fee of 2% per annum, payable monthly, on the unused portion of the credit facility.

     Simultaneous with obtaining the above financing, the Company repaid outstanding related party borrowings due to Horizon and Broadway totaling $750,000, plus interest. In consideration for providing access to the credit facility and guaranteeing the term note, the Company granted Horizon an aggregate of 2,500,000 warrants (1,750,000 of which were immediately exercisable, with the balance vesting in quarterly increments of 250,000, beginning April 22, 2002, so long as any amounts remain unpaid under the secured term note and/or credit facility). Each warrant has a five-year term and provides for an exercise price of $0.01. The fair value of the warrants issued was approximately $234,000. As of April 8, 2002, remaining availability under the credit facility was approximately $700,000.

     The Company believes that, in the furtherance of its business strategies, the Company's immediate future capital requirements will include the renovating and/or remodeling of certain Company-owned stores, terminating the leases of and closing certain non-profitable Company-owned stores, the upgrading of management information systems for Company-owned and franchised stores, and improved support services for its franchise system.

     The Company plans to attempt to improve its cash flows during 2002 by improving store profitability through increased monitoring of store-by-store operations, closing non-profitable Company-owned stores, implementing reductions of administrative overhead expenses, where necessary and feasible, actively supporting development programs for franchisees, and seeking additional financing, if necessary and available. Management believes that with the successful execution of its business plan (including the aforementioned activities), its existing cash on hand, the collection of outstanding receivables, and the availability under its existing credit facility, sufficient liquidity will be available for the Company to continue in operation at least through the end of the first quarter of 2003. However, there can be no assurance that the Company will be able achieve the aforementioned plans, or that any additional financing, if needed, will be available.

Management's Discussion of Critical Accounting Policies

     High-quality financial statements require rigorous application of high-quality accounting policies. Management believes that its policies related to revenue recognition, legal contingencies, allowances on franchise, notes and other receivables, and accruals for store closings and costs of disposal of discontinued operations are critical to an understanding of the Company's financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain.


Recently Issued Accounting Pronouncements

Goodwill

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently, if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).

     The Company has adopted SFAS No. 142 effective January 1, 2002 and, accordingly, goodwill will no longer be amortized. In accordance with the SFAS No. 142, goodwill will be evaluated periodically for impairment. The Company is currently evaluating the effect of adoption, if any.


Asset Retirement Obligations

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses the financial and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for fiscal years beginning after June 15, 2001. The Company is currently evaluating the effect of adoption of SFAS No. 143 on its financial position and results of operations, but does not expect its impact to be material.


Long-Lived Assets

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30 "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The provisions of this statement are required to be adopted no later than fiscal years beginning after December 31, 2001, with early adoption encouraged. The Company is currently evaluating the impact of the adoption of SFAS No. 144.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

     The Registrant presently has outstanding certain equity instruments with beneficial conversion terms. Accordingly, the Registrant, in the future, could incur non-cash charges to equity (as a result of the exercise of such beneficial conversion terms), which would have a negative impact on future per share calculations.

     The Company is exposed to market risks from potential changes in interest rates as they relate to the Company's investments in highly liquid marketable securities and borrowings under its credit facility. The Company believes that the amount of risk as it relates to its investments and any such borrowings is not material to the Company's financial condition or results of operations. The Company does not expect to use interest rate swaps or other instruments to hedge its borrowings under its credit facility.

Item 8.  Financial Statements and Supplementary Data


                                TABLE OF CONTENTS


                                                                       PAGE
                                                                      ------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                17

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets as of December 31, 2001 and 2000          18

  Consolidated Statements of Operations for the Years Ended
      December 31, 2001, 2000 and 1999                                  19

  Consolidated Statements of Shareholders' Equity for the
      Years Ended December 31, 2001, 2000 and 1999                      20

  Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2001, 2000 and 1999                                  21

  Notes to Consolidated Financial Statements                            22



     Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To Emerging Vision, Inc.:


     We have audited the accompanying consolidated balance sheets of Emerging Vision, Inc. (a New York corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the three years ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emerging Vision, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the three years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.



                                               /s/ Arthur Andersen LLP

Melville, New York
April 8, 2002

                     EMERGING VISION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                                                 December 31,
                                                                                                       -----------------------------
                                                                                                            2001            2000
                                                                                                       -----------------------------

                                    ASSETS
Current assets:
         Cash and cash equivalents                                                                         $   1,053      $   5,215
         Franchise receivables, net of allowance of $3,095 and $3,521, respectively                            1,837          1,493
         Other receivables, net of allowance of $171 and $323, respectively                                      739          1,997
         Current portion of franchise notes receivable                                                         2,993          2,622
         Inventories, net                                                                                        783          1,033
         Prepaid expenses and other current assets                                                                94            475
                                                                                                           ---------      ---------
                     Total current assets                                                                      7,499         12,835
                                                                                                           ---------      ---------

Property and equipment, net                                                                                    1,075          2,995
Franchise notes and other receivables, net of allowance of $3,326 and $3,019, respectively                       862          3,926
Goodwill, net                                                                                                  1,266          1,534
Other assets                                                                                                     355            401
Net assets of discontinued operations                                                                              -            840
                                                                                                           ---------      ---------
                                Total assets                                                               $  11,057      $  22,531
                                                                                                           =========      =========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Current portion of capital lease obligations                                                      $     186      $     221
         Accounts payable and accrued liabilities                                                              7,122         13,595
         Accrual for store closings                                                                              964              -
         Related party borrowings (Note 13)                                                                      750              -
         Net liabilities of discontinued operations                                                              235          3,006
                                                                                                           ---------      ---------
                     Total current liabilities                                                                 9,257         16,822
                                                                                                           ---------      ---------

Capital lease obligations                                                                                        363            533
                                                                                                           ---------      ---------
Excess of fair value of assets acquired over cost                                                                  -            317
                                                                                                           ---------      ---------
Franchise deposits and other liabilities                                                                         820            954
                                                                                                           ---------      ---------
Commitments and contingencies (Note 12)

Shareholders' equity
     Preferred stock, $.01 par value per share; 5,000,000 shares authorized:
        Senior Convertible Preferred Stock, $100,000 liquidation preference per
        share; 3 shares issued and outstanding                                                                   287            287
     Common stock, $.01 par value per share; 50,000,000 shares authorized; 27,187,309 and
        25,559,231 shares issued, respectively, and 27,004,972 and 25,382,230 shares outstanding,
        respectively                                                                                             272            256
     Treasury stock, at cost, 182,337 and 177,001 shares, respectively                                          (204)          (203)
     Additional paid-in capital                                                                              119,926        119,453
     Accumulated deficit                                                                                    (119,664)      (115,888)
                                                                                                           ---------      ---------
                                                                                                                 617          3,905
                                                                                                           ---------      ---------
                                                                                                           $  11,057      $  22,531
                                                                                                           =========      =========

     The accompanying notes are an integral part of these consolidated balance sheets.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                                                                                For the Year Ended December 31,
                                                                                           -----------------------------------------
                                                                                              2001           2000            1999
                                                                                           -----------------------------------------
Revenues:
         Net sales                                                                         $  11,648       $  12,115      $  17,601
         Franchise royalties                                                                   7,860           9,077          9,355
         Net gains and fees from the conveyance of Company-owned store
              assets to franchisees                                                              140             298            667
         Interest on franchise notes receivable                                                  947           1,210          1,465
         Other income                                                                             24             358            492
                                                                                           ---------       ---------      ---------
                                                                                              20,619          23,058         29,580
                                                                                           ---------       ---------      ---------
Costs and expenses:

         Cost of sales                                                                         3,077           3,870          4,856
         Selling, general and administrative expenses                                         20,361          31,260         23,609
         Loss from franchised stores operated under management agreements                        167             627            605
         Provision for store closings (Note 8)                                                   964               -              -
         Charges related to long-lived assets                                                    930           1,131              -
         Non-cash charges for issuance of common stock, warrants and induced
           conversions of warrants                                                               165             366          2,371
         Interest expense                                                                         43             432            830
                                                                                           ---------       ---------      ---------
                                                                                              25,707          37,686         32,271
                                                                                           ---------       ---------      ---------

Loss from continuing operations before provision for income taxes                             (5,088)        (14,628)        (2,691)
Provision for income taxes                                                                         -               -              -
                                                                                           ---------       ---------      ---------
Loss from continuing operations                                                               (5,088)        (14,628)        (2,691)
                                                                                           ---------       ---------      ---------
Discontinued operations: (Note 2)
     Income (loss) from discontinued operations                                                1,312         (15,533)           430
     Loss on disposal of discontinued operations                                                   -          (8,831)             -
                                                                                           ---------       ---------      ---------
          Income (loss) from discontinued operations                                           1,312         (24,364)           430
                                                                                           ---------       ---------      ---------
Net loss                                                                                   $  (3,776)      $ (38,992)     $  (2,261)
                                                                                           =========       =========      =========

Per share information - basic and diluted: (Note 4)

            Loss from continuing operations                                                $   (0.19)      $   (2.04)     $   (0.41)
            Income (loss) from discontinued operations                                          0.05           (0.66)          0.03
            Loss on disposal of discontinued operations                                            -           (0.37)             -
                                                                                           ---------       ---------      ---------
              Net loss per share                                                           $   (0.14)      $   (3.07)     $   (0.38)
                                                                                           =========       =========      =========

Weighted-average number of common shares outstanding - basic and diluted                      26,409          23,627         15,232
                                                                                           =========       =========      =========

     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.


                                                                    EMERGING VISION, INC. AND SUBSIDIARIES
                                                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                                                      (In Thousands, Except Share Data)

                                                                 Series B Convertible    Senior Convertible
                                                                   Preferred Stock        Preferred Stock        Common Stock
                                                                 Shares        Amount    Shares    Amount   Shares       Amount
                                                                 ------        ------    ------    ------  ----------   --------


BALANCE - DECEMBER 31, 1998................................         -        $   -           35   $4,025   14,920,351   $   149
                                                               -----------   -------     ------   ------   ----------   --------
Issuance of common shares upon induced conversion
     of Senior Convertible Preferred Stock.................         -            -          (14)  (1,608)   1,172,500        12
Issuance of common shares to vendors and franchisees.......         -            -            -        -       61,273         1
Acquisition of RBG Consulting, Ltd.........................         -            -            -        -            -         -
Issuance of common shares upon exercise of warrants........         -            -            -        -      500,000         5
Charge for payments related to stock price guarantees......         -            -            -        -            -         -
Dividends on Senior Convertible Preferred Stock............         -            -            -        -       22,506         -
Issuance of warrants for consulting services...............         -            -            -        -            -         -
Charge related to reductions in exercise price of warrants.         -            -            -        -            -         -
Net loss...................................................         -            -            -        -            -         -
                                                               -----------   -------     ------   ------   ----------   --------
BALANCE - DECEMBER 31, 1999................................         -            -           21    2,417   16,676,630       167
Issuance of common shares upon induced conversion
     of Senior Convertible Preferred Stock.................         -            -          (18)  (2,130)   2,468,334        25
Exercise of stock options and warrants.....................         -            -            -        -    2,048,460        20
Issuance of common shares for consulting services..........         -            -            -        -    1,010,000        10
Issuance of Series B Convertible Preferred Stock...........     1,677,570        -            -        -            -         -
Issuance of warrants in connection with
     Series B Convertible Preferred Stock..................         -            -            -        -            -         -
Accretion of dividends on Series B Convertible
     Preferred Stock.......................................         -         11,743          -        -            -         -
Issuance of common shares upon conversion of Series B
     Convertible Preferred Stock...........................    (1,677,570)   (11,743)         -        -    3,355,140        34
Issuance of common shares to franchisees...................         -            -            -        -          667         -
Issuance of warrants and options for consulting services...         -            -            -        -            -         -
Equity contribution related to extinguishment of
     debt to related party.................................         -            -            -        -            -         -
Acquisition of treasury shares.............................         -            -            -        -            -         -
Net loss...................................................         -            -            -        -            -         -
                                                               -----------   -------     ------   ------   ----------   --------
BALANCE - DECEMBER 31, 2000................................         -            -            3      287   25,559,231       256
Issuance of common shares for consulting services (Note 14)         -            -            -        -    1,628,078        16
Acquisition of treasury shares (Note 14)...................         -            -            -        -            -         -
Net loss...................................................         -            -            -        -            -         -
                                                               -----------   -------     ------   ------   ----------   --------
BALANCE - DECEMBER 31, 2001................................         -        $   -            3   $  287   27,187,309    $  272
                                                               ===========   =======     ======   ======   ==========   ========


                        The  accompanying  notes  are an  integral  part of these consolidated statements.



                                                                    EMERGING VISION, INC. AND SUBSIDIARIES
                                                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - (CONTINUED)
                                                             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                                                      (In Thousands, Except Share Data)

                                                                Treasury Stock,     Additional                   Total
                                                                   at cost           Paid-In    Accumulated   Shareholders'
                                                               Shares      Amount    Capital     Deficit        Equity
                                                               ------      -----     --------   ---------      --------
BALANCE - DECEMBER 31, 1998.................................         -     $   -     $ 46,036   $ (37,663)     $ 12,547
                                                               -------     -----     --------   ---------      --------
Issuance of common shares upon induced conversion
     of Senior Convertible Preferred Stock..................         -         -        5,035      (3,439)            -
Issuance of common shares to vendors and franchisees........         -         -          249           -           250
Acquisition of RBG Consulting, Ltd..........................         -         -          640           -           640
Issuance of common shares upon exercise of warrants.........         -         -          995           -         1,000
Charge for payments related to stock price guarantees.......         -         -         (386)          -          (386)
Dividends on Senior Convertible Preferred Stock.............         -         -           83         (83)            -
Issuance of warrants for consulting services................         -         -        2,000           -         2,000
Charge related to reductions in exercise price of warrants..         -         -          371           -           371
Net loss....................................................         -         -            -      (2,261)       (2,261)
                                                               -------     -----     --------   ---------      --------
BALANCE - DECEMBER 31, 1999.................................         -         -       55,023     (43,446)       14,161
Issuance of common shares upon induced conversion
     of Senior Convertible Preferred Stock..................         -         -       23,812     (21,707)            -
Exercise of stock options and warrants......................         -         -        7,672           -         7,692
Issuance of common shares for consulting services...........         -         -        9,798           -         9,808
Issuance of Series B Convertible Preferred Stock............         -         -        6,239           -         6,239
Issuance of warrants in connection
      with Series B Convertible Preferred Stock.............         -         -        4,379           -         4,379
Accretion of dividends on Series B Convertible
     Preferred Stock........................................         -         -            -     (11,743)            -
Issuance of common shares upon conversion of Series B
     Convertible Preferred Stock............................         -         -       11,709           -             -
Issuance of common shares to franchisees....................         -         -            -           -             -
Issuance of warrants and options for consulting services....         -         -           94           -            94
Equity contribution related to extinguishment of
     debt to related party..................................         -         -          727           -           727
Acquisition of treasury shares..............................   177,001      (203)           -           -          (203)
Net loss....................................................         -         -            -     (38,992)      (38,992)
                                                               -------     -----     --------   ---------      --------
BALANCE - DECEMBER 31, 2000                                    177,001      (203)     119,453    (115,888)        3,905
Issuance of common shares for consulting services (Note 14)          -         -          473           -           489
Acquisition of treasury shares (Note 14)...................      5,336        (1)           -           -            (1)
Net loss...................................................          -         -            -      (3,776)       (3,776)
                                                               -------     -----     --------   ---------      --------
BALANCE - DECEMBER 31, 2001................................    182,337     $(204)    $119,926   $(119,664)      $   617
                                                               =======     =====     ========   =========      ========





     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                              For the Year Ended December 31,
                                                                                      ----------------------------------------------
                                                                                            2001            2000            1999
                                                                                      ----------------------------------------------
Cash flows from operating activities:
     Net loss from continuing operations                                                  $  (5,088)       $ (14,628)     $  (2,691)
         Adjustments to reconcile net loss from continuing operations to net cash used  in operating activities:
            Depreciation and amortization                                                     1,351            1,440          1,653
            Provision for doubtful accounts                                                     138            6,967          1,007
            Provision for inventories                                                           100                -              -
            Net gains from the conveyance of Company-owned store assets to
               franchisees                                                                        -             (298)          (667)
            Accrued interest                                                                      -                -             83
            Amortization of excess of fair value of assets acquired over cost                  (317)            (348)          (348)
            Non-cash compensation charges related to options and warrants                       165               94          2,371
            Charges related to long-lived assets                                                930            1,131              -
        Changes in operating assets and liabilities:
            Franchise and other receivables                                                   1,007              (35)        (1,526)
            Inventories                                                                         150              880            355
            Prepaid expenses and other current assets                                           381               95             69
            Other assets                                                                         15              330         (1,117)
            Accounts payable and accrued liabilities                                         (5,365)           2,788           (269)
            Franchise deposits and other liabilities                                           (134)             (32)          (106)
            Accrual for store closings                                                          964             (299)           180
                                                                                          ---------        ---------      ---------
Net cash used in operating activities                                                        (5,703)          (1,915)        (1,006)
                                                                                          ---------        ---------      ---------

Cash flows from investing activities:
     Franchise notes receivable issued                                                            -             (582)        (2,816)
     Proceeds from franchise and other notes receivable                                       1,961            2,030          3,859
     Purchases of property and equipment                                                       (345)          (1,579)        (1,386)
     Proceeds from conveyance of property and equipment                                           -                -          1,947
                                                                                          ---------        ---------      ---------
Net cash provided by (used in) investing activities                                           1,616             (131)         1,604
                                                                                          ---------        ---------      ---------
Cash flows from financing activities:
     Payments related to stock price guarantees                                                   -                -           (386)
     Proceeds from the exercise of stock options and warrants                                     -            7,692          1,000
     Proceeds from borrowings                                                                   750                -            981
     Payments on borrowings                                                                    (205)          (6,594)        (2,968)
     Net proceeds from the issuance of Series B Convertible Preferred Stock                       -           10,618              -
     Acquisition of treasury shares                                                              (1)            (203)             -
                                                                                          ---------        ---------      ---------
Net cash provided by (used in) financing activities                                             544           11,513         (1,373)
                                                                                          ---------        ---------      ---------
Net cash (used in) provided by continuing operations                                         (3,543)           9,467           (775)
                                                                                          ---------        ---------      ---------
Net cash (used in) provided by discontinued operations                                         (619)          (4,360)            55
                                                                                          ---------        ---------      ---------
Net (decrease) increase in cash and cash equivalents                                         (4,162)           5,107           (720)
Cash and cash equivalents - beginning of year                                                 5,215              108            828
                                                                                          ---------        ---------      ---------
Cash and cash equivalents - end of year                                                   $   1,053        $   5,215      $     108
                                                                                          =========        =========      =========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
        Interest                                                                          $      49        $     324      $     699
                                                                                          =========        =========      =========
        Taxes                                                                             $      69        $      28      $      62
                                                                                          =========        =========      =========

     Non-cash investing and financing activities:
        Franchise store assets reacquired                                                 $     501        $     416      $     815
        Issuance of common shares for consulting services                                       165                -              -
        Issuance of common shares to settle vendor payable related to discontinued
           operations                                                                           324                -              -
        Extinguishment of related party debt                                                      -              727              -
        Preferred stock dividend paid in common shares                                            -                -             83


     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BUSINESS:

Business
--------

     Emerging Vision, Inc. and subsidiaries (the "Company"), is one of the largest chains of retail optical stores and one of the largest franchise optical chains in the United States, based upon domestic sales and the number of locations of Company-owned and franchised stores (collectively referred to herein as "Sterling Stores"). The Company was incorporated under the laws of the State of New York in January 1992 and, in July 1992, purchased substantially all of the assets of Sterling Optical Corp., a New York corporation then a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code.

     On March 28, 2001, the Board of Directors decided that the Company should focus its efforts and resources on growing its retail optical business and, as a result, approved a plan to discontinue all other operations then being conducted by the Company (Note 2). In connection with this decision, during 2001, the Company completed its plan of disposal of substantially all of the net assets of Insight Laser Centers, Inc. ("Insight Laser") - which operated three laser vision correction centers in the New York metropolitan area, Insight Laser Centers N.Y.I, Inc. (the "Ambulatory Center") - the owner of the assets of an ambulatory surgery center located in Garden City, New York, and its Internet Division - which was to provide a web-based portal being designed to take advantage of business-to-business opportunities in the optical industry.

     As of December 31, 2001, there were 203 Sterling Stores in operation, consisting of 34 Company-owned stores (including 9 stores being managed by franchisees), and 169 franchised stores (including 1 franchised store being managed by the Company on behalf of the franchisee - Note 3). As discussed in
Note 8, the Company anticipates closing 11 of its non-profitable Company-owned stores during 2002.

Basis of Presentation
---------------------

     The Consolidated Financial Statements reflect the operations of the Company's retail optical store division as continuing operations. The results of operations and cash flows of Insight Laser, the Ambulatory Center and the Internet Division are reflected as discontinued operations in accordance with Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The remaining net liabilities of those segments of the Company's business have been separately stated on the accompanying Consolidated Balance Sheets as net assets or liabilities of discontinued operations, and are classified depending on their expected realization and/or settlement date.

Management's Liquidity Plans
----------------------------

     As of December 31, 2001, the Company had negative working capital of $1,758,000, and cash on hand of $1,053,000. During 2001, the Company's operating activities used approximately $5,703,000 of cash, of which approximately $3,977,000 related to one-time liabilities that arose as a result of the Company's plan of disposal (Note 2).

     The Company plans to attempt to improve its cash flows during 2002 by improving store profitability through increased monitoring of store-by-store operations, closing non-profitable Company-owned stores, implementing reductions of administrative overhead expenses, where necessary and feasible, actively supporting development programs for franchisees, and by seeking additional financing, if necessary and available. Management believes that with its plans to attempt to improve cash flows as discussed above, its existing cash, the collection of outstanding receivables, and the availability under its existing credit facility (Note 19), there will be sufficient liquidity available to the Company to continue in operation until at least the end of the first quarter of 2003. There can be no assurance, however, that the Company will be able achieve the aforementioned plans, or that any financing will be available.


NOTE 2 - DISCONTINUED OPERATIONS:

     As discussed  in Note 1, in March 2001,  the  Company's  Board of Directors
decided to discontinue the operations of the Internet, Insight Laser and Ambulatory Center divisions. The Company successfully completed its plan of disposal of the assets of these segments in 2001; accordingly, the remaining results of operations and cash flows have been reflected as discontinued operations in the accompanying consolidated financial statements. As of December 31, 2001 and 2000, respectively, net liabilities of $235,000 and $2,166,000 related to these discontinued operations were segregated on the accompanying Consolidated Balance Sheets.

     In connection with its original plan of disposal, the Company, as of December 31, 2000, recorded an initial provision of approximately $8,116,000 for costs associated with the plan. This provision included estimates of future operating losses, known and anticipated expenses associated with the sale of the net assets of these divisions, and an estimate of loss upon disposition. As of December 31, 2000, approximately $4,719,000 of this provision was accrued as part of accounts payable and accrued liabilities on the accompanying Consolidated Balance Sheet.

     Internet Division

     During 2001, in connection with discontinuing the operations of the Internet Division, the Company incurred an aggregate of approximately $805,000 in severance payments to all of the Internet Division's personnel located in its Dallas, Texas office, and approximately $1,298,000 of operating costs. Included in such severance payments were payments of $277,000 and $205,000, respectively, to Mr. Gregory Cook, the Company's former President and Chief Executive Officer, and Mr. James Ewer, the Company's former Senior Vice-President of Operations. Additionally, on March 23, 2001, the Company issued to each of Mssrs. Cook and Ewer, fully-vested stock options to purchase 250,000 shares of the Company's Common Stock at an exercise price of $0.25, the fair market value on the date of grant.

     On April 24, 2001, the Company and Ms. Sara V. Traberman, the former Chief Financial Officer of the Company, settled her claim for severance benefits
(which, in accordance with the terms of her Employment Agreement with the Company, called for a cash settlement in the approximate amount of $1,300,000, and the immediate vesting of the 400,000 stock options previously granted to her under the Agreement, all as a result of the failure of the Company to sell its non-Internet related assets by March 1, 2001) for a lump sum payment of $750,000, plus the issuance of fully-vested stock options to purchase 125,000 shares of the Company's Common Stock at an exercise price of $0.29, the fair market value on the date of grant.

     On July 5, 2001, the Company and each of Rare Medium Group, Inc. and Rare Medium, Inc. (collectively, "Rare") entered into a Settlement Agreement and Mutual Release whereby the Company's dispute with Rare regarding their respective obligations under the Company's various agreements with Rare (pertaining to the development and implementation of the e-commerce business and strategies of the Company's previously abandoned Internet Division) was settled, and each of the parties was released from substantially all of its respective obligations under the various agreements between the parties (including, but not limited to, the $3.00 price protection guarantee afforded Rare with respect to the 1,000,000 shares of the Company's Common Stock previously issued to Rare under the agreements (the "Existing Shares"), all in exchange for the Company's payment to Rare of $375,000, the Company's issuance to Rare of an additional 1,000,000 shares of its Common Stock (which the Company was required to attempt to register for resale under the Securities Act of 1933, as amended (the "Act")), and the Company's agreement not to impede Rare's ability to sell the Existing Shares, all of which were previously registered under the Act. As this settlement amount was accrued as of December 31, 2000, no charge to the accompanying Consolidated Statement of Operations was required in 2001.

     Additionally, the Company successfully settled certain claims related to its Internet Division for less than the amounts originally accrued. As a result, at various times during 2001, the Company reevaluated its total accrual related to the discontinuance of the operations of its Internet Division and, accordingly, reversed approximately $610,000 of such accrual into earnings.

     Insight Laser

     In early 2001, the Company closed two of its three Insight Laser locations and, in an effort to pursue a sale of the remaining net assets, continued to operate from its flagship center located in Trump Tower in New York City. The Company was unsuccessful in its attempts to sell the business and net assets of Insight Laser and, in September 2001, made a decision to cease all operations, effective as of November 30, 2001, and attempt to settle all of Insight Laser's liabilities in connection therewith (including lease termination costs and employee-related severance costs), as well as to thereafter liquidate the assets thereof. As a result of this decision not to sell such assets, the Company accrued an additional $425,000 related to the discontinuance of the operations of Insight Laser.

     Ambulatory Center

     On May 31, 2001, the Company and the owner/licensee of the Ambulatory Center reached an agreement whereby the Company sold and transferred its assets then located in the Ambulatory Center to a limited liability company owned, in principal part, by the owner/licensee thereof. In consideration of the sale and transfer, the purchaser assumed the Ambulatory Center's liabilities (subject to certain limitations), released the Company from its obligations under the lease for the premises of the Ambulatory Center (except in limited circumstances), agreed to the termination of the Administrative Services and Consulting Agreement
     whereby the Company rendered services to the owner/licensee in connection with the operation of the Ambulatory Center, and agreed to the termination of the Purchase Agreement whereby an affiliate of the Company had agreed to purchase the New York State License (Certificate of Need) for the Ambulatory Center. As a result, the Company reversed into earnings, $887,000 of the previously accrued $1,145,000 of liabilities related to the Ambulatory Center. For the year ended December 31, 2001, the Company incurred approximately $62,000, related to the aforementioned guarantee of certain liabilities of the Ambulatory Center. Additionally, as of December 31, 2001, the Company has accrued an additional $104,000 related to such estimated guaranty liabilities for 2002.

     The reversal of $1,497,000 of amounts previously accrued for the Internet Division and Ambulatory Center, offset by the aforementioned additional accrual of $425,000 for Insight Laser, is reflected in income from discontinued operations on the accompanying Consolidated Statement of Operations for the year ended December 31, 2001. As of December 31, 2001, approximately $141,000 related to discontinued operations remains accrued as part of accounts payable and accrued liabilities on the accompanying Consolidated Balance Sheet.

     Summarized financial information for these discontinued operations is as follows (in thousands):

      As of and for the Years Ended December 31:

                           Internet     Insight    Ambulatory
                           Division      Laser       Center         Total
                           --------    ---------   ----------     ---------
2001

Net revenues               $      -     $  1,004    $     72      $  1,076
                           ========    =========   ==========     =========
Net income (loss) *        $    563     $    (47)   $    796      $  1,312
                           ========    =========   ==========     =========
Current assets             $      -     $      -    $      -      $      -
                           ========    =========   ==========     =========
Total assets               $      -     $      -    $      -      $      -
                           ========    =========   ==========     =========
Current liabilities        $    145     $     90    $      -      $    235
                           ========    =========   ==========     =========
Net assets (liabilities)   $   (145)    $    (90)   $      -      $   (235)
                           ========    =========   ==========     =========


2000

Net revenues               $    108     $  2,610    $    753      $  3,471
                           ========    =========   ==========     =========
Net loss                   $(19,573)    $ (1,083)   $ (3,708)     $(24,364)
                           ========    =========   ==========     =========
Current assets             $     36     $     13    $     10      $     59
                           ========    =========   ==========     =========
Total assets               $     36     $    953    $     10      $    999
                           ========    =========   ==========     =========
Current liabilities        $  1,208     $  1,857    $      -      $  3,065
                           ========    =========   ==========     =========
Net assets (liabilities)   $ (1,172)    $ (1,004)   $     10      $ (2,166)
                           ========    =========   ==========     =========

     * Net income results from the reversal of accruals associated with the Company's plan of disposal.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates
----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of such financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, allowances on franchise, notes and other receivables, and accruals for store closings and costs of disposal of discontinued operations.

Principles of Consolidation
---------------------------

     The Consolidated Financial Statements include the accounts of Emerging Vision, Inc. and its operating subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

Company-Managed Stores
----------------------

     The Company accounts for the results of operations of certain franchised Sterling Stores operated by the Company under management agreements in accordance with Emerging Issues Task Force Issue 97-2 ("EITF 97-2"), "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." In accordance with EITF 97-2, the results of operations of Company-managed stores are shown on a net basis, and are classified as a loss from franchised stores operated under management agreements in the accompanying Consolidated Statements of Operations.

     For the years ended December 31, 2001, 2000 and 1999, the Company managed 1, 3 and 5 Sterling Stores, respectively, for franchisees, under management agreements entered into with each such franchisee. These management agreements generally provide for the operation of the Sterling Store in question, by the Company, with all operating decisions primarily being made by the Company. The Company owns the inventory at these locations and is responsible for the collection of all revenues and the payment of all associated expenses. For the years ended December 31, 2001, 2000 and 1999, these stores generated revenues of $216,000, $1,382,000 and $1,524,000, respectively, and net losses of $167,000,
$627,000 and $605,000, respectively. Subsequent to December 31, 2001, due to the significant operating losses being incurred, the Company terminated its single outstanding management agreement with the franchisee of the Sterling Store in question, recovered the assets of such store, and entered into a termination agreement with the landlord thereof for the lease of the location. The cost of this termination amounted to approximately $80,000.

Revenue Recognition
-------------------

     The Company generally charges franchisees a nonrefundable initial franchise fee. Initial franchise fees are recognized at the time all material services required to be provided by the Company have been substantially performed. Continuing franchise royalty fees are based upon a percentage of the gross revenues generated by each franchised location and are recorded as earned.

     The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Accordingly, revenues are recorded when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company's price to the buyer is fixed or determinable, and collectibility is reasonably assured.

     The Company derives its revenues from the following four principal sources:

     Net sales - Represents sales from eye care products and related services;

     Franchise royalties - Represents continuing franchise fees based upon a percentage of the gross revenues generated by each franchised location;

     Net gains from the conveyance of Company-store assets to franchisees - Represents the net gains from the sale of Company-owned store assets to franchisees; and

     Interest on franchise notes - Represents interest charged to franchisees pursuant to promissory notes issued in connection with a franchisee's acquisition of the assets of a Sterling Store or a qualified refinancing of a franchisee's obligations to the Company.

     The Company also follows the provisions of EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including Reseller of the Vendor's Products)" and, accordingly, accounts for discounts, coupons and promotions (that are offered to its customers) as a direct reduction of sales.

Cash and Cash Equivalents
-------------------------

     Cash represents cash on hand at Company-owned stores and cash on deposit with financial institutions. All highly liquid investments with an original maturity (from date of purchase) of three months or less, are considered to be cash equivalents. The Company's cash equivalents are invested in various investment-grade, money market accounts.

Fair Value of Financial Instruments
-----------------------------------

     As of December 31, 2001, the carrying values of the Company's financial instruments, such as cash and cash equivalents, accounts and notes receivable and long-term debt, approximated their fair values, based on their short-term maturities and the nature of these instruments.

Inventories
-----------

     Inventories are stated at the lower of cost or market value, and consist primarily of contact lenses, ophthalmic lenses, eyeglass frames and sunglasses.

Property and Equipment
----------------------

     Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is recorded on a straight-line basis over the estimated useful lives of the respective classes of assets.

Goodwill
--------

     Through December 31, 2001, goodwill was being amortized, on a straight-line basis, over its estimated useful life of 20 years, and accumulated amortization on goodwill was approximately $1,275,000 and $1,007,000 as of December 31, 2001 and 2000, respectively.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This Statement provides that goodwill and intangible assets with indefinite lives should no longer be amortized, but should be reviewed, at least annually, for impairment. This Statement is effective for fiscal years beginning after December 15, 2001. In accordance with the adoption of SFAS No. 142, beginning January 1, 2002, the Company will cease amortizing its existing net goodwill of $1,266,000, resulting in the exclusion of approximately $268,000 of amortization expense for the year ended December 31, 2002. The Company believes that its existing goodwill will likely not be impaired based upon the fact that the Company is one reporting unit - a retail optical business (Note 1).

Impairment of Long-Lived Assets
-------------------------------

     The Company follows the provisions of SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of". This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, but amends the prior accounting and reporting standards for segments of a business to be disposed of. The Company periodically evaluates its long-lived assets (on a store-by-store basis) based on, among other factors, the estimated, undiscounted future cash flows expected to be generated from such assets in order to determine if an impairment exists. For the year ended December 31, 2001, the Company recorded impairment charges of $574,000 for stores it will continue to operate, and wrote off $356,000 of long-lived assets related to stores that management has made the decision to close (Note 8). For the year ended December 31, 2000, the Company recorded impairment charges of $1,131,000 related to certain corporate long-lived assets that it no longer had use for, along with the capitalized web development costs associated with the development of the website for its 1-800 Anylens business (Note 13). These amounts were reflected in the Consolidated Statements of Operations for the years ended December 31, 2001 and 2000, and a new basis, if any, for the impaired assets was established. There were no impairment charges recorded in 1999.

Comprehensive Income
--------------------

     The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes rules for the reporting of comprehensive income and its components. For the years ended December 31, 2001, 2000 and 1999, the Company's operations did not give rise to items includible in comprehensive loss that were not already included in net loss. Therefore, the Company's comprehensive loss is the same as its net loss for all periods presented.

Income Taxes
------------

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under the asset and liability method specified by SFAS No. 109, the deferred income tax amounts included in the Consolidated Balance Sheets are determined based on the differences between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates, that will be in effect when these differences reverse. Differences between assets and liabilities for financial statement and tax return purposes are principally related to inventories and the depreciable lives of assets.

Stock-Based Compensation
------------------------

     The Company follows the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)" in connection with stock-based compensation granted to employees and directors of the Company. The Company provides the required pro forma disclosures, as if the fair value method of SFAS No. 123, "Accounting for Stock Based Compensation," was adopted (Note
15). Stock-based compensation granted to non-employees is accounted for using the provisions of SFAS No. 123.

Concentration of Credit Risk
----------------------------

     The Company operates retail optical stores in North America, predominantly in the United States, and its receivables are primarily from franchisees that also operate retail optical stores in the United States.

Segment Information
-------------------

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes annual and interim reporting standards for an enterprise's operating segments, and related disclosures about its products, services, geographic areas and major customers. For the years ended December 31, 2001, 2000 and 1999, the Company's continuing operations were classified into one principal industry segment - retail optical (Note 1). All other segments have been reflected as discontinued operations. Accordingly, the disclosures required by SFAS No. 131 have not been provided.

Reclassifications
-----------------

     Certain   reclassifications  have  been  made  to  prior  years'  financial statements to conform to the current year presentation.

New Accounting Pronouncements
-----------------------------

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses the financial and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for fiscal years beginning after June 15, 2001. The Company is currently evaluating the effect of the adoption of SFAS No. 143 on its financial position and results of operations, but does not expect its impact to be material.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121 and APB No. 30, retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The provisions of this Statement are required to be adopted no later than fiscal years beginning after December 31, 2001. The Company is currently evaluating the effect of the adoption of SFAS No. 144 on its financial position and results of operations.


NOTE 4 - PER SHARE INFORMATION:

     In accordance with SFAS No. 128, "Earnings Per Share", basic net loss per common share ("Basic EPS") is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company's Consolidated Statements of Operations. There were 5,398,133, 5,590,966 and 3,571,624 stock options and warrants excluded from the computation of diluted EPS for the years ended December 31, 2001, 2000 and 1999, respectively, as their effect on the computation of diluted EPS would have been anti-dilutive. Additionally, for the years ended December 31, 2001 and 2000, there were 2.51 shares of our Senior Convertible Preferred Stock outstanding, convertible into 334,667 shares of the Company's Common Stock. Similarly, these shares were not "assumed converted" as the effect on the computation would also have been anti-dilutive.

     The following table sets forth the computation of basic and diluted per share information:

                                                                                                     (In thousands)
                                                                                  -------------------------------------------------
Numerator:                                                                               2001             2000             1999
----------                                                                               ----             ----             ----
     Loss from continuing operations                                                 $  (5,088)        $ (14,628)       $  (2,691)
     Senior Convertible Preferred Stock dividends                                            -                 -              (83)
     Induced conversion of Senior Convertible Preferred Stock                                -           (21,707)          (3,439)
     Accretion of dividends on Series B Convertible Preferred Stock                          -           (11,743)               -
                                                                                     ---------         ---------        ---------
     Numerator for basic and diluted loss per share -
          loss attributable to common shareholders                                      (5,088)          (48,078)          (6,213)
                                                                                     ---------         ---------        ---------

Basic and Diluted:
------------------

     Loss attributable to common shareholders                                           (5,088)          (48,078)          (6,213)
     Income (loss) from discontinued operations                                          1,312           (15,533)             430
     Loss on disposal of discontinued operations                                             -            (8,831)               -
                                                                                     ---------         ---------        ---------
          Net loss attributable to common shareholders                               $  (3,776)        $ (72,442)       $  (5,783)
                                                                                     =========         =========        =========

Denominator:
------------

     Denominator for basic and diluted per share information -
          weighted-average shares outstanding                                           26,409            23,627           15,232
                                                                                     =========         =========        =========

Basic and Diluted Per Share Information:
----------------------------------------

     Loss attributable to common shareholders                                        $   (0.19)        $   (2.04)       $   (0.41)
     Income (loss) from discontinued operations                                           0.05             (0.66)            0.03
     Loss on disposal of discontinued operations                                             -             (0.37)               -
                                                                                     ---------         ---------        ---------
          Net loss attributable to common shareholders                               $   (0.14)        $   (3.07)       $   (0.38)
                                                                                     =========         =========        =========

NOTE 5 - FRANCHISE NOTES RECEIVABLE:

     Franchise notes held by the Company consist primarily of purchase money notes related to Company-financed conveyances of Company-owned store assets to franchisees, and certain franchise notes receivable obtained by the Company in connection with acquisitions in prior years. Substantially all notes are secured by the underlying assets of the related franchised store, as well as, in most cases, the personal guarantee of the principal owners of the franchisee. As of December 31, 2001, these notes provided for interest at various rates ranging from 8% to 12%.

     Scheduled maturities of notes receivable as of December 31, 2001, are as follows (in thousands):

                           2002                                       $   2,993
                           2003                                           1,170
                           2004                                             835
                           2005                                             722
                           2006                                             626
                           Thereafter                                       835
                                                                      ---------
                                                                          7,181
                           Less: allowance for doubtful accounts         (3,326)
                                                                      ---------
                                                                      $   3,855
                                                                      =========

NOTE 6 - VALUATION AND QUALIFYING ACCOUNTS:

     Franchise receivables (such as royalties and rents receivable), franchise notes receivable, and other Company receivables, are shown on the Consolidated Balance Sheets net of allowances for doubtful accounts. The following is a breakdown, by major component, of the change in those allowances, along with the accruals for store closings and discontinued operations:

                                                                                                         (In thousands)
                                                                                                       As of December 31,
                                                                                        --------------------------------------------

Franchise Receivables:                                                                       2001             2000            1999
                                                                                             ----             ----            ----
     Balance, beginning of year                                                           $  3,521         $  2,443        $  2,060
          Charged to expense                                                                   138            2,994             910
          Reductions                                                                          (564)          (1,916)           (527)
                                                                                          --------         --------        --------
     Balance, end of year                                                                 $  3,095         $  3,521        $  2,443
                                                                                          ========         ========        ========

Franchise Notes Receivables:

     Balance, beginning of year                                                           $  3,019         $    400        $    450
          Charged to expense                                                                     -            3,650              97
          Reductions, principally write-offs                                                     -           (1,031)           (147)
          Additions                                                                            307                -               -
                                                                                          --------         --------        --------
     Balance, end of year                                                                 $  3,326         $  3,019        $    400
                                                                                          ========         ========        ========

Other Company Receivables:

     Balance, beginning of year                                                           $    323         $      -        $      -
          Charged to expense                                                                     -              323               -
          Reductions                                                                          (152)               -               -
                                                                                          --------         --------        --------
     Balance, end of year                                                                 $    171         $    323        $      -
                                                                                          ========         ========        ========

Accrual for Store Closing:

     Balance, beginning of year                                                           $      -         $    299        $    954
          Charged to expense                                                                   964                -               -
          Reductions                                                                             -             (299)           (655)
                                                                                          --------         --------        --------
     Balance, end of year                                                                 $    964         $      -        $    299
                                                                                          ========         ========        ========

Accrual for Costs of Disposal of Discontinued Operations:

     Balance, beginning of year                                                           $  4,719         $      -        $      -
          Charged to expense                                                                   425           11,919               -
          Reductions (including approximately $1,497 of accrual reversal)                   (5,003)          (7,200)              -
                                                                                          --------         --------        --------
     Balance, end of year                                                                 $    141         $  4,719        $      -
                                                                                          ========          =======        ========

NOTE 7 - PROPERTY AND EQUIPMENT, NET:

     Property and equipment, net, consists of the following:


                                        (In thousands)                 Estimated
                                      As of December 31,                 Useful
                                       2001       2000                   Lives
                                     -------    -------                ---------

Furniture and fixtures               $  275     $  703                  5 years
Machinery and equipment               1,580      3,524                3-5 years
Leasehold improvements                1,105      1,733                 10 years*
                                     -------    -------
                                      2,960      5,960
  Less: accumulated depreciation     (1,885)    (2,965)
                                     -------    -------
     Property and equipment, net     $1,075     $2,995
                                     =======    =======

     * Based upon the lesser of the assets' useful lives or the term of the lease of the related property.

     The net book value of assets held under capital leases included in property and equipment aggregated $139,000 and $374,000 (net of accumulated depreciation of $129,000 and $146,000) as of December 31, 2001 and 2000, respectively. Depreciation expense for the years ended December 31, 2001, 2000 and 1999, was $885,000, $1,172,000 and $1,304,000, respectively.


NOTE 8 - PROVISION FOR STORE CLOSINGS:

     The Company follows the provisions of EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," and in accordance therewith, the Company provides for losses it anticipates incurring with respect to those Company-owned stores that it has identified for future closure, at the time that management makes a formal commitment to any such plan of closure. The provision is recorded at the time the determination is made to close a particular store and is based on the expected net proceeds, if any, to be generated from the disposition of the store's assets, as compared to the carrying value (after consideration of impairment, if any - see Note 3) of such store's assets and the estimated costs (including lease termination costs and other expenses) that are anticipated to be incurred in the closing of the store in question. For the year ended December 31, 2001, the Company recorded a provision for 11 store closings totaling approximately $964,000 (comprised of $766,000 in lease termination costs and $198,000 for other associated expenses), and such provision is separately stated in the accompanying Consolidated Statement of Operations for 2001. As of December 31, 2001, the entire provision remains accrued as accrual for store closings on the accompanying Consolidated Balance Sheet. The Company anticipates closing all of the aforementioned stores during 2002. No provision for store closings was provided for during the years ended December 31, 2000 and 1999.


NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

     Accounts payable and accrued liabilities consist of the following (in thousands):

                                               As of December 31,
                                          ---------------------------
                                            2001               2000
                                          --------           --------

Accounts payable                          $ 3,798            $ 5,811
Accrued payroll and fringe benefits           621                490
Accrual for costs of disposal of
  discontinued operations (Note 2)            141              4,719
Accrued professional fees                     306                330
Accrued rent                                  361                368
Accrued advertising                           612                809
Other accrued expenses                      1,283              1,068
                                          --------          ---------
                                          $ 7,122           $ 13,595
                                          ========          =========

NOTE 10 - INCOME TAXES:

     The Company's effective tax rate differs from the statutory Federal income tax rate of 34%, primarily due to the impact of recording a valuation allowance to offset the potential future tax benefit resulting from net operating loss carry-forwards for all years presented.

     As of December 31, 2001 and 2000, net deferred tax assets were approximately $20,600,000 and $21,300,000, respectively, resulting primarily from the future tax benefit of net operating loss carry-forwards. In accordance with SFAS No. 109, the Company has fully reserved for its net deferred tax assets as of December 31, 2001 and 2000, due to the uncertainty as to their future realizability.

     As of December 31, 2001, the Company had net operating loss carry-forwards totaling approximately $48,000,000 available to offset future taxable income for federal income tax purposes. The net operating loss carry-forwards expire in varying amounts through 2021 and may be limited in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred.


NOTE 11 - CAPITAL LEASE OBLIGATIONS:

     Total capital lease obligations as of December 31, 2001 and 2000 were $549,000 and $754,000, respectively. Capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the underlying assets, and are payable in monthly installments, together with interest at various rates ranging from 6.47% to 14.60%. These leases mature at various dates through April 2006. As of December 31, 2001, principal payments due on the Company's capital leases are as follows (in thousands):

                                                                 Principal
                                           Year                   Payments
                                          ------                  --------

                                           2002                   $    186
                                           2003                        179
                                           2004                        153
                                           2005                         23
                                           2006                          8
                                                                  --------
                                                                  $    549
                                                                  ========

NOTE 12 - COMMITMENTS AND CONTINGENCIES:

Operating Lease Commitments
---------------------------

     The Company leases locations for the majority of both its Company-owned and franchised stores, as well as its executive and administrative offices. As of December 31, 2001, minimum future rental payments for Company-owned stores and the Company's executive and administrative offices, as well as for stores leased by the Company and subleased to franchisees, in the aggregate, are as follows (in thousands):

             ------------------- ----------------- ----------------------
                 Total Lease          Sublease           Net Company
                 Obligations          Rentals            Obligations
             ------------------- ----------------- ----------------------

2002              $  8,889            $  7,313            $  1,576
2003                 7,029               6,010               1,019
2004                 6,163               5,271                 892
2005                 5,047               4,268                 779
2006                 4,887               4,304                 583
Thereafter           3,819               2,986                 833
                  --------            --------            --------
                  $ 35,834            $ 30,152            $  5,682
                  ========            ========            ========


     The Company holds the master lease on substantially all franchised locations and, as part of the franchise agreement, sublets the subject premises to the franchisee. In addition to the fixed rent payable under such master leases, most master leases require payment of a pro rata portion of common area maintenance expenses and real estate taxes, as well as percentage rent based upon the sales volume of the store in question. As required by SFAS No. 13 "Accounting for Leases," the Company recognizes its rent expense on a straight-line basis over the life of the related lease. Rent expense was approximately $2,048,000, $3,444,000, and $4,267,000, net of sublease rentals of approximately $8,443,000, $8,997,000, and $9,190,000, for the years ended
December 31, 2001, 2000 and 1999, respectively.

Employment Agreements
---------------------

     The Company has employment agreements with two of its key employees, which extend through July 2003 and June 2004, respectively. Each employment agreement provides for certain base compensation and other miscellaneous benefits. One of the employment agreements also provides for incentive compensation plan based upon the Company's achievement of certain EBITDA targets, as defined. In connection with these employment agreements, the Company granted an aggregate of 550,000 employee stock options at exercise prices ranging from $0.26 to $0.43, and in all cases equal to the fair market value of the Company's Common Stock at each respective date of grant. The options generally vest over a period of three years (with accelerated vesting provided for in one of the agreements, upon the Company's achievement of certain EBITDA targets, as defined), and expire 10 years from the respective dates of grant. The aggregate future annual base compensation relating to these employment agreements for the years ended December 31, 2002, 2003 and 2004, is $385,000, $334,000 and $125,000,
respectively.

Contingencies
-------------

     In 1999, the Company commenced an action in the Supreme Court of the State of New York against Dr. Larry Joel and Apryl Robinson for amounts claimed due by the Company on a series of five separate Negotiable Promissory Notes (the "Notes"). The Notes were issued by corporations owned by the defendants in connection with their purchase of the assets of, and a Sterling Optical Center Franchise for, an aggregate of four of the Company's retail optical stores and an optical laboratory. The repayment of each of the Notes was personally guaranteed by each of the defendants. In response, the defendants asserted counterclaims in excess of $13,000,000 based upon the Company's alleged failure to comply with the terms of an oral, month-to-month consulting agreement between Dr. Joel and the Company, as well as to purchase the assets of various companies owned by Dr. Joel, including Duling Optical and D & K Optical - notwithstanding the fact that the parties failed to agree upon the terms of any such purchase, the parties failed to enter into any written agreement memorializing such a transaction, and the Company subsequently purchased such assets from Norwest Bank (which held a first lien on substantially all of the assets as collateral for various loans made to each of the entities, all of which were then in default) in a private foreclosure sale. In March 2001, the Appellate Division granted the Company's Motion for Summary Judgment on the issue of the defendants' liability, as guarantors of each of such Notes. A hearing on the Company's damages took place in July 2001; and, in August 2001, the Court granted the Company's claim for damages in the approximate amount of $800,000, which the Company is seeking to enforce. In November 2001, the defendants each filed for protection under the U.S. Bankruptcy Code and, in February 2002, received a discharge in such proceedings, which the Company is presently attempting to overturn. In addition, in March 2001, the Company filed an additional Motion for Summary Judgment seeking dismissal of all of the defendants' counterclaims; and the defendant, Dr. Joel, thereafter filed a cross-motion seeking a determination that the Company breached the aforementioned oral, month-to-month consulting agreement and that he is, accordingly, entitled to damages of approximately $13,000,000, each of which motions were decided entirely in favor of the Company. Subsequently, on July 2, 2001, the defendants, without counsel, filed an appeal of this decision by the Court, which appeal has not yet been decided.

     In February 2000, Essilor Laboratories of America, L.P. commenced an action against the Company in the District Court of Dallas County, Texas seeking damages of approximately $250,000, representing the alleged unpaid cost of certain ophthalmic lenses previously purchased by the Company. In April 2002, the Company settled this action for approximately $50,000.

     In January 2001, the Company commenced an action against Binns Optical, Inc. ("BOI"), Michael Binns and Mary Ann Binns (collectively, the "Guarantors") in the United States District Court for the Eastern District of Missouri, seeking to prohibit the defendants from operating the Sterling Optical store located in Ballwin, Missouri, under any name other than Sterling Optical, as well as to require the defendants to return to the Company all patient records, customer lists, furniture, fixtures and equipment removed by the defendants from the six Sterling Optical stores previously franchised to, and ultimately abandoned by, BOI. In February 2001, the defendants entered into a Stipulation agreeing to the entry of a preliminary injunction whereby the defendants agreed to substantially all of the relief requested by the Company; and in March 2001, the defendants filed a counterclaim against the Company seeking damages in the amount of $3,000,000, plus punitive damages, as a result of the Company's alleged fraud in the inducement, negligent misrepresentation, breach of fiduciary duty and claims stated in the alternative for breach of contract and breach of oral agreement. The Company denied the defendants' counterclaims and filed a motion to dismiss all such counterclaims, as well as a claim for its legal fees and costs associated with the action. On March 29, 2002, this motion was decided by the Court in favor of the Company and, in connection therewith, the Company was awarded legal fees and costs in the approximate amount of $40,000. In a related matter, in February 2001, the Company commenced a separate action against the Guarantors in the New York State Supreme Court by filing a Motion for Summary Judgment in Lieu of Complaint, seeking damages (under the Guarantors' payment guarantee in favor of the Company) as a result of the failure of BOI to comply with its obligations under a series of eight Negotiable Promissory Notes made by BOI in its favor; and in April 2001 and July 2001, the Court granted the Company's motion and awarded the Company judgments for damages, in the aggregate approximate amount of $1,500,000, which the Company is seeking to enforce in the State of Missouri, where the Guarantors both reside.

     In February 2001, five of the Company's Site for Sore Eyes franchisees (owning an aggregate of seven franchised Site for Sore Eyes stores) commenced an action in the United States District Court for the Northern District of California seeking $35,000,000 of damages as a result of the Company's alleged breach of the respective Franchise Agreements whereby each franchisee/plaintiff operates its Site for Sore Eyes Optical store(s), fraud and violations of California law, as well as a declaratory judgment that each of the Franchise Agreements had been modified to afford each plaintiff certain rights which are in addition to those set forth in the applicable Franchise Agreements. On April 1, 2002, the parties entered into a Settlement Agreement, whereby the plaintiffs dismissed the action, with prejudice, in exchange for the Company agreeing to certain amendments to the Franchise Agreement pertaining to each of the aforementioned seven Site for Sore Eyes Optical Centers, and the Company and Site-Ncal Area Rep, LLC, a California limited liability company owned by the plaintiffs ("NCAL"), entering into an Area Representation Agreement whereby NCAL is authorized to solicit individuals that are interested in acquiring a franchise for one or more new Site for Sore Eyes retail optical stores to be opened in the San Francisco Bay area of California. Additionally, NCAL agreed to provide certain services to each new franchisee, all in consideration for the Company's payment, to NCAL, of a portion of the initial franchise fees and continuing royalty fees to become payable to the Company under each new Franchise Agreement, as well as the Company's reimbursement of the estimated administrative costs and expenses to be incurred by NCAL in connection therewith.

     In July 2001, the Company commenced an Arbitration Proceeding in the Ontario Superior Court of Justice, against Eye-Site, Inc. and Eye Site
(Ontario),  Ltd.,  as the  makers  of two  promissory  notes  (in the  aggregate original principal amount of $600,000) made by one or more of the makers in favor of the Company, as well as against Mohammed Ali, as the guarantor of the obligations of each maker under each note. The notes were issued by the makers in connection with their acquisition of a Master Franchise Agreement for the Province of Ontario, Canada, as well as their purchase of the assets of, and a Sterling Optical Center Franchise for, four of the Company's retail optical stores then located in Ontario, Canada. In response, the defendants counterclaimed for damages, in the amount of $1,500,000, based upon, among other items, alleged misrepresentations made by representatives of the Company in connection with these transactions. The Company believes that it has a meritorious defense to each counterclaim. As of the date hereof, these proceedings were in the discovery stage.

     In February 2002, Kaye Scholer, LLP, the law firm previously retained by the Company as its outside counsel, commenced an action in the New York State Supreme Court seeking unpaid legal fees in the amount of $122,500. As of the date hereof, the time for the Company to answer the Complaint, in such action, has not yet expired. The Company believes that it has a meritorious defense to such claim.

     In addition to the foregoing, the Company is a defendant in certain lawsuits alleging various claims incurred in the ordinary course of business, certain of which claims are covered by various insurance policies, subject to certain deductible amounts and maximum policy limits. In the opinion of management, the resolution of these claims, should not have a material adverse effect, individually or in the aggregate, upon the Company's business or financial condition. Other than as set forth above, management believes that there are no other legal proceedings pending or threatened to which the Company is, or may be, a party, or to which any of its properties are or may be subject, which, in the opinion of management, will not have a material adverse effect on the Company.

     As of December 31, 2001, the Company was a guarantor of certain leases of Sterling Stores franchised and subleased to its franchisees. In the case all of such franchisees defaulted on their subleases, the Company would be obligated for aggregate lease obligations of approximately $2,890,000.


NOTE 13 - RELATED PARTY TRANSACTIONS:

     In 1999, the Company transferred one of its store locations in exchange for a store location of Cohen's Fashion Optical ("CFO"), a retail optical chain owned by certain of the principal shareholders and directors of the Company, and purchased the lease and assets for another store from CFO for $100,000, payable over 7 years, together with interest rate at a rate of 10% per annum.

     In March 2000, the Company purchased the assets of the CFO store located in Rochester, New York, for $100,000, payable over 7 years, together with interest rate at a rate of 10% per annum. In connection therewith, CFO terminated its lease for such store and the Company entered into a new lease for the premises thereof.

     During the first quarter of 2000, Broadway Partners LLC ("Broadway"), a partnership owned by certain of the children of certain of the Company's principal shareholders and directors, accepted from the Company its $550,000 offer to purchase a certain non-interest bearing debenture payable in full on September 15, 2015 (previously issued by the Company in connection with its acquisition of substantially all of the assets of Benson Optical Co., Inc. and affiliates, and subsequently purchased by Broadway), having a then discounted present value of approximately $1,277,000. The resulting gain of $727,000 was reflected as a capital contribution, as it was shareholder related, in the accompanying Consolidated Statements of Shareholders' Equity.

     On November 30, 2000, the Company sold and transferred to Anylens Acquisition, LLC, a Delaware limited liability company owned by the children of certain of the principal shareholders and directors of the Company, all of the assets (including certain federally registered trademarks) then comprising the proposed mail order, contact lens business previously being developed by the Company, together with all of the Company's equity interests in two of its wholly owned subsidiaries, 1-800-Anylens, Inc. and 1-800 Any Lens of Boca Raton, Inc., which were then the lessees of certain real property and equipment previously intended to be utilized by the Company in connection with the operation of the aforementioned business.

     In June 2001, due to the significant losses being incurred by the Company in connection with the operation thereof, the Company subleased its store (together with certain of the assets located therein) in Nyack, New York to General Vision Services LLC ("GVS"), a retail optical chain owned by certain of the principal shareholders and directors of the Company, and members of their respective immediate families. In connection with this transfer, the Company agreed to provide a rent subsidy of $2,500 per month through June 30, 2003.

     In October 2001, the Company entered into a certain management agreement with H&H Optical, LLC ("H&H") to manage the operations of a Company-owned store located in Palm Desert, California. H&H is owned, in part, by the sister of the Company's President and CEO. In December 2001, similar management agreements were entered into with H&H to manage the operations of an additional three
Company-owned stores located in the State of Minnesota. These management agreements generally have a term of 1 to 2 years, provide for the payment of additional rent and Advertising Fund contributions (based upon the gross revenues of the Sterling Stores in question), provide for a full rent subsidy by the Company, and provide H&H with an option to purchase the assets of each store, together with a Sterling Optical Center Franchise, at the end of the respective terms thereof.

     On December 3, 2001 and December 20, 2001, respectively, the Company's Board of Directors authorized the Company to borrow $150,000 and $300,000 from Horizon Investors Corp. ("Horizon"), a New York corporation principally owned by a director and principal shareholder of the Company. The loan was payable on demand, together with interest calculated at the prime rate plus 1%. The Company repaid these loans (which aggregated $450,000 as of December 31, 2001), in full, on January 23, 2002 (Note 19).

     On December 6, 2001, the Company's Board of Directors authorized the Company to borrow $300,000 from Broadway. The loan was payable on demand, together with interest calculated at the prime rate plus 1%. The Company repaid this loan ($300,000 as of December 31, 2001), in full, on January 23, 2002 (Note
19).

     During 2001, the Company purchased from City Lens, Inc. ("City Lens"), an ophthalmic lens laboratory owned, directly or indirectly, by certain of the principal shareholders and directors of the Company, together with certain members of their immediate families, ophthalmic lenses and certain lens refinishing services for Company-owned stores. For the year ended December 31, 2001, the total cost of lenses and services purchased from City Lens, was approximately $243,000.

     Until January 10, 2002, the Company subleased, from a limited liability company owned by certain of the Company's principal shareholders, and shared with CFO and others, an office building located in East Meadow, New York. Occupancy costs were appropriately allocated based upon the applicable square footage leased by the respective tenants of the building. For the years ended December 31, 2001, 2000 and 1999, the Company paid approximately $440,000, $420,000 and $494,000, respectively, for rent and related charges for these offices. On January 10, 2002, the Company relocated to an office building located in Garden City, New York, and entered into a sublease with CFO for one of the two floors then being subleased to CFO. Occupancy costs are being allocated between the Company and CFO based upon the respective square footages being occupied. Management believes that such sublease is at fair market value.

     During the ordinary course of business, largely due to the fact that the entities occupy office space in the same building, and in an effort to obtain savings with respect to certain administrative costs, the Company and CFO will at times share in the costs of minor expenses. Management believes that these expenses have been appropriately accounted for herein.

     In the opinion of the Company's management, all of the above transactions were conducted at "arms-length."

NOTE 14 - SHAREHOLDERS' EQUITY:

1998 Debentures/Convertible Preferred Stock
-------------------------------------------

     On April 14, 1998, the Company issued $3,500,000 stated value (approximately $4,025,000 fair value) of a series of the Company's Preferred Stock, par value $.01 per share (the "Senior Convertible Preferred Stock"), and certain warrants (the "Warrants"), entitling the holders to purchase up to 700,000 shares of Common Stock at a price of $5.00 per share, all remaining Warrants having expired on February 17, 2001.

     The Senior Convertible Preferred Stock originally required the Company to pay quarterly dividends (in cash or Common Stock) calculated at the rate of 10% percent per annum, commencing May 17, 1998. Additionally the Company was required to redeem (in cash or Common Stock) all of the Senior Convertible Preferred Stock outstanding on February 17, 1999, at 105% of the then outstanding stated value thereof, based on a conversion price of $5.00, or, in lieu thereof, at the Company's option, pay dividends thereon at the rate of 24% per annum. In addition, the Senior Convertible Preferred Stock provided for a price-protection guarantee, whereby the Company, under certain circumstances, would be required to pay to the original holders the difference between the $5.00 conversion price and the selling price (net of commissions) of any such shares sold.

     During 1999, certain holders of the Company's Senior Convertible Preferred Stock exercised their right to convert an aggregate of $1,398,125 stated value of Senior Convertible Preferred Stock, into an aggregate of 1,172,500 registered shares of the Company's Common Stock and, in December 1999, certain holders of the Warrants exercised their right to acquire an aggregate of 500,000 registered shares of the Company's Common Stock. Additionally, in 1999, the Company paid cash dividends (on its Senior Convertible Preferred Stock) in the aggregate amount of $8,419 and in addition issued, in the form of stock dividends, an aggregate of 22,506 registered shares of its Common Stock.

     During 2000, certain of the holders of the Company's Senior Convertible Preferred Stock exercised their right to convert an aggregate of $1,851,250 stated value of Senior Convertible Preferred Stock, into an aggregate of 2,468,334 shares of the Company's Common Stock.

     As of December 31, 2001, there were 2.51 shares of Senior Convertible Preferred Stock outstanding with a stated value of $251,000, convertible into Common Stock at a rate of $0.75. The holders of the Company's Senior Convertible Preferred Stock have the right to vote, as a single class, with the Common Stock, on an as-converted basis, on all matters on which the holders of the Company's Common Stock are entitled to vote.

Series B Convertible Preferred Stock
------------------------------------

     During the first quarter of 2000, the Company completed a private placement pursuant to which it sold an aggregate of 1,677,570 units (the "Units"), each Unit consisting of one share of the Company's Series B Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $7.00 per share (the "Series B Preferred Stock"), and one warrant (the "Series B Warrant") to purchase one-half share of Series B Preferred Stock at an exercise price, per one-half share, equal to $7.59, exercisable from and after the expiration of the six-month period following the date of the first issuance of such Series B Warrants, for a period of 5 years thereafter.

     Each share of Series B Preferred Stock was automatically converted into two shares of the Company's Common Stock upon the Company's filing of an amendment to its Certificate of Incorporation (the "Amendment") increasing its authorized Common Stock from 28,000,000 to 50,000,000 shares, which was subject to the Company's receipt of the approval of a majority of its shareholders. This approval was obtained on April 17, 2000. Each Series B Warrant was initially exercisable for one-half share of Series B Preferred Stock; however, upon the automatic conversion of the Series B Preferred Stock into Common Stock, the Series B Warrants (to the extent not previously exercised) became exercisable, at the same exercise price of $7.59, for one full share of Common Stock.

     In accordance with EITF Issue 98-05, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the net proceeds received in the private placement (approximately $10,618,000) were allocated based on the relative fair values of the Series B Preferred Stock and the Series B Warrants. Accordingly, approximately $6,239,000 was allocated to the Series B Preferred Stock and $4,379,000 was allocated to the Series B Warrants. The approximately $11,743,000 liquidation value of the 1,677,570 shares of Series B Preferred Stock was recorded net of issuance costs of approximately $1,125,000, and net of a full discount, of which approximately $4,379,000 was attributable to the fair value of the Series B Warrants issued in connection therewith, and approximately $6,239,000 was attributable to the beneficial conversion feature embodied in the Series B Preferred Stock. This discount was accreted in its entirety as preferred dividends through April 17, 2000, the date on which all of the Series B Preferred Stock automatically converted into shares of the Company's Common Stock (as described above) at a ratio of 1 to 2. In connection with the private placement, the Company issued to the placement agents an aggregate of 500,000 warrants to purchase shares of the Company's Common Stock at an exercise price of $7.59. The fair value of these warrants, which expire on February 13, 2005, was treated as part of the issuance costs of the Units.

Treasury Stock Purchases
------------------------

     On October 31, 2000, the Company announced a program to repurchase, in accordance with the applicable requirements of the Securities Exchange Act of 1934, as amended, up to 1,000,000 shares of its Common Stock at prevailing prices in open market transactions effected during the one-year period commencing November 1, 2000. As of December 31, 2001, the Company had acquired 182,337 shares of its Common Stock pursuant to such program.

Issuance of Common Stock for Consulting Services
------------------------------------------------

     In February 2000, the Company issued 1,000,000 shares of its Common Stock to Rare, pursuant to the terms of an agreement entered into between Rare and the Company in connection with the development of the Company's anticipated Internet-based portal business for its Internet Division (Note 2). Under the terms of this agreement, Rare was to provide professional services to assist the Internet Division with its web-based business strategy, including the development of multiple web sites, operations planning and other services related to building the Internet business. The terms of the Agreement afforded Rare a price-protection guarantee on any such shares sold in the open market at a price of less than $3.00 per share, and contained certain "lock-up" provisions regarding the ability to sell such shares prior to certain dates. The Consolidated Statement of Operations for the year ended December 31, 2000 was charged as a result of this transaction. These charges were reflected in loss from discontinued operations. On July 5, 2001, the Company issued an additional 1,000,000 unregistered shares of its Common Stock (the fair value of which was approximately $325,000) to Rare as part of a settlement whereby the Company's dispute with Rare, regarding their respective obligations under the Company's various agreements with Rare, were settled (Note 2).

     On January 16, 2001, the Company entered into an agreement with Goldin Associates, L.L.C. ("Goldin") whereby Goldin agreed to provide interim management services to the Company, for an initial six-month period, with respect to its Sterling Optical, Insight Laser and Ambulatory Center divisions (collectively, the "Divisions"), all at the direction of the Board of Directors of the Company or its Chairman or other officers, pursuant to delegated authority. The fee for such services was $50,000 per month, plus an additional fee comprised of unregistered shares totaling 1.65% of the outstanding Common Stock of the Company as of January 22, 2001, and warrants to purchase up to an aggregate of 3.35% of the outstanding Common Stock of the Company. As a result, the Company issued 418,719 unregistered shares of its Common Stock (the fair value of which was approximately $108,000 and was charged directly to operations) to Goldin, along with warrants to purchase up to an additional 850,126 shares of Common Stock, all at an exercise price of $0.01, subject to the Company achieving certain earnings targets (the "Incentive Fee"). In connection with the shares issued, Goldin was granted certain limited piggy-back registration rights.

     The terms of the Incentive Fee provide that the warrants may only be exercised according to the following schedule: (1) warrants to purchase 279,146 shares of the Company's Common Stock immediately following a year in which the Divisions shall realize earnings before interest, taxes, depreciation and amortization ("EBITDA") of at least $1,000,000; (2) warrants to purchase an additional 279,146 shares of the Company's Common Stock immediately following a year in which the Divisions shall realize EBITDA of at least $2,000,000; and (3) warrants to purchase an additional 291,834 shares of the Company's Common Stock immediately following a year in which the Divisions shall realize EBITDA of at least $3,000,000. These warrants become exercisable only if the applicable EBITDA targets are achieved prior to December 31, 2004. Due to these contingencies, the future valuation of these warrants, if and when they become exercisable, will result in charges to the Company's results of operations in future periods. Any warrants that vest will expire on January 22, 2008.

     On April 26, 2001, the Company's Board of Directors approved the terms of an agreement whereby it agreed to issue to Balfour Investors Incorporated ("Balfour"), in exchange for certain advisory services rendered to the Company's Board of Directors, 209,359 unregistered shares of its Common Stock (the fair value of which was approximately $57,000 and was charged directly to operations), together with warrants to purchase up to 425,063 additional shares of Common Stock at an exercise price of $0.01. In connection with the shares issued, Balfour was granted certain limited piggy-back registration rights. The warrants will become exercisable according to the following schedule: (1) warrants to purchase 139,573 shares of the Company's Common Stock immediately following a year in which the Divisions shall realize EBITDA of at least $1,000,000; (2) warrants to purchase an additional 139,573 shares of the Company's Common Stock immediately following a year in which the Divisions shall realize EBITDA of at least $2,000,000; and (3) warrants to purchase an additional 145,917 shares of the Company's Common Stock immediately following a year in which the Divisions shall realize EBITDA of at least $3,000,000. Further, these warrants become exercisable only if the applicable EBITDA targets are achieved prior to December 31, 2004. Due to these contingencies, the future valuation of these warrants, if and when they become exercisable, will result in charges to the Company's results of operations in future periods. Any warrants that vest will expire on April 26, 2008.

Delisting of Common Stock
-------------------------

     On August 23, 2001, the Company notified The Nasdaq Stock Market, Inc. ("Nasdaq") of its Board of Directors' intention not to effect, in the near future, a reverse stock split of its outstanding shares of Common Stock. In response to this decision, on August 24, 2001, Nasdaq delisted the Company's Common Stock from the Nasdaq National Market System ("Nasdaq-NMS"), pursuant to Marketplace Rule No. 4310(c)(8)(B), due to its failure to comply with the minimum bid price ($1.00) requirement for the continued listing of its shares of Common Stock on the Nasdaq-NMS, all set forth in Nasdaq's Marketplace Rule No. 4450(a)(5). As a result, the Company's Common Stock now trades on the OTC Bulletin Board under the symbol ISEE.OB.


NOTE 15 - STOCK OPTIONS AND WARRANTS:

Sterling Stock Option Plan
--------------------------

     In April 1995, the Company adopted a Stock Incentive Plan (the "Plan") that permits the issuance of options to selected employees and directors of, and consultants to, the Company. The Plan, as amended, reserves 7,000,000 shares of Common Stock for grant and provides that the term of each award be determined by the Compensation Committee of the Board of Directors (the "Committee") charged with administering the Plan. Under the terms of the Plan, options may be qualified or non-qualified and granted at exercise prices and for terms to be determined by the Committee. Additionally, certain options previously issued under the Plan provide that notwithstanding the termination of the Company's employment of any such employee/holder, he/she will retain the right to exercise those options that have previously vested in his/her favor until such time that the options expire in accordance with the terms of the original grant.

     A summary of the options previously issued under the Plan is presented in the table below:

                                                          2001                         2000                       1999
                                                -----------------------      ----------------------      ----------------------
                                                               Weighted                    Weighted                    Weighted
                                                                Average                     Average                    Average
                                                               Exercise                    Exercise                    Exercise
                                                  Shares         Price        Shares         Price        Shares        Price
                                                 --------      --------      --------      --------      --------      --------
Options outstanding, beginning of period         5,590,966      $  6.54      3,571,624      $  5.52      2,598,624      $  5.89
     Granted                                     2,194,000      $  0.32      3,207,500      $  7.32      1,090,500      $  4.31
     Exercised                                           -      $     -       (855,657)     $  5.44              -            -
     Canceled, forfeited or expired             (2,386,833)     $  6.39       (332,501)     $  6.24       (117,500)     $  6.01
                                                 ---------      -------      ---------      -------      ---------      -------
Options outstanding, end of period               5,398,133      $  4.07      5,590,966      $  6.54      3,571,624      $  5.52
                                                 =========      =======      =========      =======      =========      =======
Options exercisable, end of period               4,320,300      $  4.80      2,823,466      $  6.24      2,992,791      $  5.75
                                                 =========      =======      =========      =======      =========      =======

     Of the total options outstanding as of December 31, 2001, there were 1,173,209 held by current employees of the Company, and 4,224,924 held by directors of the Company, outside consultants and former employees. Of the total options granted during 2001, 944,500 were granted to employees of the Company and 1,249,500 were granted to directors of the Company, outside consultants and former employees.

     The following table summarizes information about stock options outstanding and exercisable as of December 31, 2001:


                                                Options Outstanding                                     Options Exercisable
                             --------------------------------------------------------           ----------------------------------
                                                     Weighted-             Weighted-                                    Weighted-
                                                      Average               Average                                      Average
       Range of                                      Remaining              Exercise                                    Exercise
    Exercise Prices          Outstanding         Contractual Life            Price              Exercisable               Price
    ---------------          -----------         ----------------          ---------            -----------             ---------
    $0.22 to $ 0.33            1,632,000                 7.39                 $ 0.29              1,204,167              $ 0.27
    $0.34 to $ 0.51              500,000                 9.51                   0.43                      -                   -
    $1.81 to $ 2.72                5,000                 7.83                   1.88                  5,000                1.88
    $2.73 to $ 4.10              653,000                 7.12                   3.26                636,333                3.25
    $4.11 to $ 6.17              927,133                 4.93                   5.95                793,800                5.94
    $6.18 to $ 9.27            1,652,667                 5.77                   8.08              1,652,667                8.08
    $9.28 to $13.92               28,333                 8.21                   9.73                 28,333                9.73


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                  2001              2000             1999
                                  ----              ----             ----

Expected life (years)               5                5                 5
Interest rate                     4.80%            6.13%             6.00%
Volatility                        114%              108%             102%
Dividend yield                      -                -                 -


     The Company has adopted  the pro forma  disclosure  provisions  of SFAS No.
123. Accordingly, no compensation cost has been recognized for those options issued, under the Plan, to employees. Had compensation cost for the Company's Plan been determined under SFAS No. 123, the Company's net loss and net loss per share would approximate the pro forma amounts presented below (in thousands):

                                                 2001        2000         1999
                                                 ----        ----         ----
Net loss attributable to common shareholders:
         As reported                          $ (3,776)   $ (72,442)   $ (5,783)
         Pro forma                            $ (8,916)   $ (82,501)   $(10,009)

Net loss per share - basic and diluted:
         As reported                          $  (0.14)   $   (3.07)   $  (0.38)
         Pro forma                            $  (0.34)   $   (3.49)   $  (0.66)


     In  2000  and  1999,  the  Company   recognized   $94,000  and  $2,000,000,
respectively, of expense related to its issuance of stock options and warrants to certain non-employee consultants to the Company. The Company incurred no such expenses in 2001.

Stock Purchase Warrants
-----------------------

     In December 1999, the Company issued 2,500,000 warrants to MY2000, LLC, an entity acting as an independent advisor to the Company in connection with its planned Internet business and strategy (Note 2), to purchase 2,500,000 shares of the Company's Common Stock at a price of $2.00 per share, the fair value on the date of issuance. In 1999, the Company recognized approximately $2,000,000 in expense representing the fair value of the warrants granted. A principal of MY2000, LLC, was also an executive of the entity the Company had retained and paid, in cash and stock, to develop and launch its business-to-business web sites and related strategy. During the first quarter of 2000, MY2000, LLC exercised 1,000,000 of these warrants, the remaining 1,500,000 being unexercised as of December 31, 2001, and expire on December 2, 2004.

     In January 2001, the Company issued 850,126 warrants to Goldin (Note 14). These warrants are only exercisable upon the achievement of certain EBITDA targets by the Company, and expire on January 22, 2008.

     In April 2001, the Company issued 425,063 warrants to Balfour (Note 14). These warrants are only exercisable upon the achievement of certain EBITDA targets by the Company, and expire on April 26, 2008.


NOTE 16 - 401(K) EMPLOYEE SAVINGS PLANS:

     Emerging Vision, Inc. and VisionCare of California, Inc., each sponsor a 401(k) Employee Savings Plan (the "401(k) Plan") to provide all qualified employees of these entities with retirement benefits. Presently, the administrative costs of each 401(k) Plan are paid entirely by such qualified employees, no matching contributions having been provided by the Company.


NOTE 17 - FOURTH QUARTER CHARGES:

     The Company periodically evaluates its long-lived assets (on a store-by-store basis) based on, among other factors, the estimated, undiscounted future cash flows expected to be generated from such assets, in order to determine if an impairment exists. In the fourth quarter of 2001, the Company recognized approximately $574,000 of impairment charges for Company-owned stores for which it has forecasted undiscounted negative future cash flows. The Company also recorded a fourth quarter charge of approximately $475,000 related to estimated closure costs of certain Company-owned stores (Note 8).


NOTE 18 - QUARTERLY INFORMATION (UNAUDITED) (in thousands):

                                          First Quarter          Second Quarter          Third Quarter          Fourth Quarter
                                         ---------------        ----------------        ---------------        ----------------
                                         2001      2000          2001      2000         2001        2000        2001      2000
                                         ----      ----          ----      ----         ----        ----        ----      ----
Net revenues                          $  5,464   $  6,533     $  5,288   $  5,583     $  5,006   $  5,408    $  4,861   $  5,534
Net (loss) income from continuing
   operations                         $    (41)  $   (696)    $    (57)  $   (312)    $ (1,942)  $     24    $ (3,048)  $(13,644)
Income (loss) from discontinued
   operations                         $    431   $ (1,279)    $  1,064   $ (3,819)    $   (657)  $ (2,009)   $    474   $(17,257)
Net income (loss)                     $    390   $ (1,975)    $  1,007   $ (4,131)    $ (2,599)  $ (1,985)   $ (2,574)  $(30,901)


NOTE 19 - SUBSEQUENT EVENTS:

Financing Arrangements
----------------------

     Subsequent to December 31, 2001, the Company secured two separate financing arrangements as follows:

     Secured Term Note

     On January 23, 2002, the Company entered into a secured term note for $1,000,000 with an independent financial institution. This note is repayable in 24 equal monthly installments of $41,666, and bears interest as defined (4.95% at the inception of the note). The note is fully collateralized/guaranteed by a $1,000,000 certificate of deposit posted by Horizon, a related party (Note 13), at the same financial institution.

     Credit Facility

     On January 23, 2002, the Company entered into an agreement with Horizon to borrow up to a maximum of $1,000,000. This credit facility bears interest at the prime rate plus 1% (5.5% as of the date of the loan agreement), provided for an initial advance of $300,000, requires minimum incremental advances of $150,000, matures on January 22, 2004, requires ratable monthly principal and interest payments of each borrowing, amortizable through the maturity date of the facility, is fully collateralized by the Company's qualifying franchise notes (as referenced by a pledge agreement), and requires the payment of a facility fee of 2% per annum, payable monthly, on the unused portion of the credit facility.

     Simultaneous with obtaining the above financing, the Company repaid its outstanding related party borrowings totaling $750,000, plus interest (Note 13). In consideration for providing access to the credit facility and guaranteeing the term note, the Company granted Horizon an aggregate of 2,500,000 warrants (1,750,000 of which were immediately exercisable, with the balance vesting in quarterly increments of 250,000, beginning April 22, 2002, so long as any amounts remain unpaid under the secured term note and/or credit facility). Each warrant has a five-year term and provides for an exercise price of $0.01. The fair value of the warrants issued (valued using the Black-Scholes model) was approximately $234,000, and will result in additional interest expense over the term of the financing arrangements.

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           ---------------------------------------------------------------
           Financial Disclosure
           --------------------

           None.

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant
           --------------------------------------------------

     Information with respect to the Company's directors required by Item 401 and its directors and executive officers required by Item 405 of Regulation S-K will be set forth in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated by reference herein, or will be filed in a Form 10-K/A.


Item 11.   Executive Compensation
           ----------------------

     Information required for executive compensation will be set forth in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated by reference herein, or will be filed in a Form 10-K/A.


Item 12.   Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------

     Information relating to the security ownership of certain beneficial owners and management will be set forth in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated by reference herein, or will be filed in a Form 10-K/A.


Item 13.   Certain Relationships and Related Transactions
           ----------------------------------------------

     Information relating to certain relationships and related transactions will be set forth in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated by reference herein, or will be filed in a Form 10-K/A.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a)    The following documents are filed as a part of this Report:

1.  Financial Statements.

        Consolidated Balance Sheets as of December 31, 2001 and 2000

        Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999

        Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2001, 2000 and 1999

        Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

        Notes to Consolidated Financial Statements


2.      Financial Statement Schedules:

     All financial statement schedules have been omitted because they are not applicable, are not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.


3.      Exhibits

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number
-------

     3.1 Amended and Restated Certificate of Incorporation of Sterling Vision, Inc., dated December 18, 1995 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10K/A for the calendar year ended December 31, 1995, File No. 1-14128)

     3.2 Amended and Restated By-Laws of Sterling Vision, Inc., dated December 18, 1995 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10K/A for the calendar year ended December 31, 1995, File No. 1-14128)

     3.3 Form of Certificate of Amendment of the Certificate of Incorporation of the Company, dated February 8, 2000 (incorporated by reference to Exhibit 10.94 to the Company's Current Report on Form 8-K, dated February 8, 2000)

     3.4 Form of Certificate of Amendment of the Certificate of Incorporation of the Company, dated February 4, 2000 (incorporated by reference to Exhibit 10.96 to the Company's Current Report on Form 8-K, dated February 8, 2000)

     4.1  Specimen of Common  Stock  Certificate  (incorporated  by reference to
Exhibit 4.1 to the Company's Registration Statement No. 33-98368)

     4.2 Form of Convertible Debentures and Warrants Subscription Agreement (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K, dated February 17, 1998)

     10.1 Sterling Vision, Inc.'s 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement No. 33-98368)

     10.2 Form of Sterling Vision, Inc.'s Franchise Agreement (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement No. 33-98368)

     10.3 Lease Agreements between Neptune Technology Leasing Corp. and Sterling Vision, Inc., Sterling Vision of California, Inc. and Sterling Vision, Inc., as successor in interest to CFO (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement No. 33-98368)

     10.4 Assignment and Assumption of Equipment Lease by and between Cohen Fashion Optical, Inc. and Sterling Vision, Inc. (incorporated by reference to
Exhibit 10.6 to the Company's Registration Statement No. 33-98368)

     10.5 Convertible, Callable, Subordinated Debenture Due September 15, 2015, made by Sterling Vision, Inc. and payable to Benson Eyecare Corp. (incorporated by reference to Exhibit 10.37 to the Company's Registration Statement No. 33-98368)

     10.6 Assignment, dated September 15, 1995, by Benson Eyecare Corporation to Sterling Vision, Inc. of that certain Revolving Credit Note (incorporated by reference to Exhibit 10.39 to the Company's Registration Statement No. 33-98368)

     10.7 Assignment, dated September 15, 1995, by Benson Eyecare Corporation to Sterling Vision, Inc. of that certain Subordinated Promissory Note made by OCA Acquisition Inc. (incorporated by reference to Exhibit 10.40 to the Company's Registration Statement No. 33-98368)

     10.8 Assignment, dated September 15, 1995, by Benson Eyecare Corporation to Sterling Vision, Inc. of Benson Eyecare Corporation's rights, title and interest in certain trade receivables (incorporated by reference to Exhibit 10.41 to the Company's Registration Statement No. 33-98368)

     10.9 Note Purchase  Agreement,  dated  September 15, 1995,  between  Benson
Eyecare  Corporation and Sterling  Vision,  Inc.  (incorporated  by reference to
Exhibit 10.42 to the Company's Registration Statement No. 33-98368)

     10.10 Form of Franchisee Stockholder Agreement to be entered into between Sterling Vision, Inc. and certain of its Franchisees (incorporated by reference to Exhibit 10.47 to the Company's Registration Statement No. 33-98368)

     10.11  First   Amendment  to  the  Company's  1995  Stock   Incentive  Plan
(incorporated by reference to Exhibit 10.63 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File No. 1-14128)

     10.12 Purchase and Sale Agreement, dated September 30, 1996, between Eye Site (Ontario) Ltd. And the Company (incorporated by reference to Exhibit 10.64 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-14128)

     10.13 Master Franchise Agreement, dated September 30, 1996, between Eye Site, Inc., and Eye Site (Ontario) Ltd. and the Company (incorporated by reference to Exhibit 10.65 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-14128)

     10.14 Form of Convertible Debentures and Warrants Subscription Agreement, dated February 26, 1997 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated February 26, 1997)

     10.15 Exchange Agreement, dated April 14, 1998, between the Registrant and the Original Holders of the Registrant's Convertible Debentures Due February 17, 1999 (incorporated by reference to Exhibit 10.78 to the Company's Current Form on 8-K, dated April 14, 1998)

     10.16 First Amendment to Convertible Preferred Stock and Warrants Subscription Agreement, dated January 4, 1999 (incorporated by reference to
Exhibit  10.78 to the  Company's  Current  Report on Form 8-K,  dated January 4,
1999)

     10.17  Second  Amendment  to  Convertible   Preferred  Stock  and  Warrants
Subscription  Agreement,  dated  March 4, 1999  (incorporated  by  reference  to
Exhibit 10.79 to the Company's Current Report on Form 8-K, dated March 4, 1999)

     10.18* Employment Agreement, dated as of August 20, 1999, between Insight Laser Centers, Inc. and Kim Greenberg (incorporated by reference to Exhibit
10.88 to the Company's Current Report on Form 8-K, dated August 20, 1999)

     10.19 Third Amendment to Convertible Preferred Stock and Warrants Subscription Agreement, dated December 7, 1999 (incorporated by reference to
Exhibit 10.90 to the Company's  Current  Report on Form 8-K,  dated  December 7,
1999)

     10.20 Form of Warrant, dated December 16, 1999, in favor of MY2000, LLC (incorporated by reference to Exhibit 10.93 to the Company's Current Report on Form 8-K/A, dated December 16, 1999)

     10.21*  Employment   Agreement,   dated  February  29,  2000,  between  the
Registrant and Joseph Silver (incorporated by reference to Exhibit 11.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

     10.22* Legal Fee Retainer Agreement, dated February 29, 2000, between Sterling Vision of California, Inc. and Joseph Silver (incorporated by reference to Exhibit 11.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

     10.23* Form of Severance Agreement and General Release, dated as of March 27, 2001, between Emerging Vision, Inc. and Gregory T. Cook (incorporated by reference to Exhibit 10.107 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

     10.24* Form of Severance Agreement and General Release, dated as of March 27, 2001, between Emerging Vision, Inc. and James E. Ewer (incorporated by reference to Exhibit 10.108 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

     10.25 Form of Consulting Agreement, dated as of November 7, 2000, between Emerging Vision, Inc. and Balfour Investors Incorporated (incorporated by reference to Exhibit 10.109 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

     10.26 Form of Consulting Agreement, dated as of December 18, 2000, between Emerging Vision, Inc. and Balfour Investors Incorporated (incorporated by reference to Exhibit 10.110 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

     10.27 Form of Stock Option Agreement, dated as of November 7, 2000, between Emerging Vision, Inc. and Balfour Investors Incorporated (incorporated by reference to Exhibit 10.111 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

     10.28 Form of Management Services Agreement, dated as of January 22, 2001, between Emerging Vision, Inc. and Goldin Associates, L.L.C. (incorporated by reference to Exhibit 10.112 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

     10.29* Form of Settlement Agreement, dated as of April 24, 2001, between Emerging Vision, Inc. and Sara V. Traberman (incorporated by reference to
Exhibit 10.113 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

     10.30 Asset Purchase Agreement, dated as of May 31, 2001, by and among Insight Laser Centers N.Y.I, Inc., Insight Amsurg Centers, Inc., Emerging Vision, Inc. and Amsurg Acquisition Corp. (incorporated by reference to Exhibit
10.114 to the Company's Current Report on Form 8-K, dated June 13, 2001)

     10.31* Employment Agreement, dated as of June 6, 2001 and effective as of July 2, 2001, between Emerging Vision, Inc. and Robert Hillman (incorporated by reference to Exhibit 10.115 to the Company's Current Report on Form 8-K, dated July 2, 2001)

     10.32 Warrant Certificate and Agreement, dated as of January 16, 2001, between Emerging Vision, Inc. and Goldin Associates, LLC

     10.33 Warrant Certificate and Agreement, dated as of April 26, 2001, between Emerging Vision, Inc. and Balfour Investors Incorporated

     10.34 Settlement Agreement and Mutual Release, dated as of July 5, 2001, between Emerging Vision, Inc. and Rare Medium Group, Inc. and Rare Medium Inc. (incorporated by reference to Exhibit 10.116 to the Company's Current Report on Form 8-K, dated July 2, 2001)

     10.35 Form of Term Note, dated January 23, 2002, executed by the Company in favor of North Fork Bank (incorporated by reference to Exhibit 10.119 of the Company's Current Report on Form 8-K, dated January 23, 2002)

     10.36 Form of Loan Agreement and Exhibits, dated January 23, 2002, between the Company and Horizon Investors Corp. (incorporated by reference to Exhibit
10.120 of the Company's Current Report on Form 8-K, dated January 23, 2002)

     10.37** Form of Settlement Agreement and General Release, dated as of April 1, 2002, between the Company and each of V.C. Enterprises, Inc., Bridget Licht, Sitescope, Inc., Eyemagination Eyeworks, Inc. and Susan Assael, including the form of Area Representation Agreement annexed thereto as an Exhibit

     21** List of Subsidiaries

     23** Consent of Independent Public Accountants

     99** Letter to Commission Pursuant to Temporary Note 3T b.) Reports on Form 8-K

     On February 4, 2002, the Company filed a Report on Form 8-K regarding its loan from North Fork Bank, and its credit facility from Horizon Investors Corp.


*  Indicates exhibits relating to executive compensation.
**  Exhibit being filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       EMERGING VISION, INC.


                                       By: /s/ Robert S. Hillman
                                       -----------------------------------------
                                           Robert S. Hillman
                                           President and Chief Executive Officer

                                       Date:  April 16, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                         Title                                Date
---------                         -----                                ----

/s/ Robert S. Hillman        Chairman of the Board of Directors   April 16, 2002
--------------------------   President and Chief Executive
Robert S. Hillman            Officer (Principal Executive
                             Officer)


/s/ Christopher G. Payan     Senior Vice President, Treasurer,    April 16, 2002
--------------------------   Secretary and Chief Financial
Christopher G. Payan         Officer (Principal Financial and
                             Accounting Officer)


/s/ Alan Cohen               Director                             April 16, 2002
--------------------------
Alan Cohen


/s/ Robert Cohen             Director                             April 16, 2002
--------------------------
Robert Cohen


/s/ Benito (Ben) Fernandez   Director                             April 16, 2002
--------------------------
Benito (Ben) Fernandez


                             Director                             April __, 2002
--------------------------
Joel Gold


                             Director                             April __, 2002
--------------------------
William Stasior

                                                                   EXHIBIT 10.37


                              SETTLEMENT AGREEMENT
                               AND GENERAL RELEASE

     This Settlement Agreement and General Release ("Settlement Agreement") is made and entered into as of the 1st day of April, 2002, by and between EMERGING VISION, INC., f/k/a STERLING VISION, INC. ("EVI"), on the one hand, and VC ENTERPRISES, INC.; BRIDGET LICHT, d/b/a SITE FOR SORE EYES; SITESCOPE, INC.; EYEMAGINATION EYEWORKS, INC.; and SUSAN ASSAEL, d/b/a COREY OPTICAL, on the other hand (individually, collectively, and in any combination, "Plaintiffs").

                                    RECITALS

     WHEREAS, Plaintiffs brought an action against EVI in the United States District Court for the Northern District of California entitled VC Enterprises, Inc.; Bridget Licht, d/b/a Site for Sore Eyes; Sitescope, Inc.; Eyemagination Eyeworks, Inc.; and Susan Assael, d/b/a Corey Optical v. Emerging Vision, Inc. (the "Action");

     WHEREAS, in order to avoid expensive and time-consuming litigation, EVI and Plaintiffs desire to compromise and have agreed, without admission of any party of any of the allegations set forth in the Action, to adjust, settle and compromise the claims asserted in the Action and, in addition, any claim, right, controversy, cause of action, obligation and liability of any kind or nature whatsoever which may and/or could have been asserted in the Action, as described more fully below; and

     WHEREAS, EVI desires that, except as may be required by applicable law, the terms, conditions and negotiations involved in the resolution and settlement of the matters in controversy forever remain absolutely confidential and that absolutely no publicity be accorded the terms and conditions of the parties' settlement or the terms and conditions proposed during the negotiations leading up to this Settlement Agreement without the prior written consent of EVI.

     NOW, THEREFORE, the parties to this Settlement Agreement, in consideration of each and every undertaking and commitment of each to the other set forth herein, the sufficiency of which is hereby acknowledged, mutually agree as follows:


1.       Settlement Terms

     1.1 Plaintiffs hereby represent that, prior to the date hereof, they have caused to be formed SITE-NCAL AREA REP, LLC, a new California limited liability company ("SNAR"), the equity interests in which are owned by each of the Plaintiffs (or the principal owner(s) of each Plaintiff, as the case may be) in accordance with Schedule A annexed hereto.

     1.2 EVI and SNAR shall enter into an Area Representation Agreement in the form attached hereto as Exhibit 1.

     1.3 EVI and each Plaintiff shall execute amendments to each Plaintiff's Site for Sore Eyes Franchise Agreement substantially in the form attached hereto as Exhibit 2.


2.       General Releases

     2.1 In consideration of the obligations the parties have undertaken as set forth above, Plaintiffs, together with each of Carol Seltzer, Paul Licht and Raymond J. Robison (individually, collectively or in any combination, the "Plaintiff-Releasing Parties") each hereby releases and forever discharges EVI and its past and present shareholders, agents, attorneys, employees, partners, officers, directors, representatives, predecessors and successors, heirs and assigns, and their past and present parents, divisions, departments, subsidiaries and affiliates (individually, collectively or in any combination, the"EVI Released Parties"), from any and all suits, claims, controversies, rights, promises, debts, liabilities, demands, obligations, costs, expenses, actions and causes of action of every nature, character and description, in law or in equity, whether presently known or unknown, vested or contingent, suspected or unsuspected, related or unrelated to the Action as to law or facts or both, which the Plaintiff-Releasing Parties now own or hold or have at any time heretofore owned or held, or may at any time own or hold against the EVI Released Parties, arising prior to, up to and including the date of this Settlement Agreement.

     2.2 The Plaintiff-Releasing Parties represent and warrant that they have not heretofore assigned or transferred or purported to assign or transfer, to any person, firm or corporation whatsoever, any claim, controversy, right, promise, debt, liability, demand, obligation, cost, expense, action or cause of action herein released or purported to be released. If there is any claim, controversy, right, promise, debt, liability, demand, obligation, cost, expense, action or cause of action based on or arising out of or in connection with any such transfer or assignment or purported transfer or assignment, the party which made or purported to make such transfer or assignment agrees to indemnify and hold the EVI Released Parties harmless from and against any such claim, controversy, right, promise, debt, liability, demand, obligation, cost, expense, action or cause of action, including reasonable attorneys' fees and costs incurred in connection therewith.

     2.3 The parties hereto expressly accept and assume the risk that the facts and/or law pertaining to the claims released herein may change, or that the facts pertaining to the claims released herein may later be found to be different from that which is now known or believed by the parties or their attorneys to be true. This Settlement Agreement shall be and remain effective notwithstanding any such change or difference.


3.       No Admission of Wrongdoing or Liability

     This Settlement Agreement is a full and final compromise, settlement and release of disputed claims and is not intended to be, shall not constitute, and shall not be construed as, an admission of the truth or correctness of any allegation made by any party to the Action, or of the liability of any party, or of their respective agents, representatives, predecessors, successors, heirs, or assigns, to the others, any such liability being expressly denied.


4.       Confidentiality of Settlement

     The parties recognize that EVI, except as may be required by applicable law, desires to keep the terms of this Settlement Agreement, and all discussions related thereto, absolutely confidential. Plaintiffs represent and agree that, except as may be required by applicable law, they will maintain the confidentiality of the settlement terms and, further, that they have not and, except with the prior written consent of EVI, will not, disclose the terms of the settlement of the Action to any other person.


5.       Waiver of Known and Unknown Claims

     This Settlement Agreement is intended to include a general release and is intended to extend to all claims, whether or not known or suspected by the Plaintiff-Releasing Parties to exist in their favor at the time of execution hereof, and the Plaintiff-Releasing Parties, by their execution hereof each expressly waives all rights under Section 1542 of the California Civil Code and any similar law of any jurisdiction. For the purposes of clarifying the content of Section 1542 so that each of the Plaintiff-Releasing Parties clearly understands the importance of such a waiver, the parties hereto to hereby elect to fully set forth the words of such Section, which provides that: "A general release does not extend to claims which the creditor does not know or suspect to exist in his favor at the time of executing a release, which if known to him must have materially affected his settlement with the debtor."


6.       General Terms

     6.1 Each of the Plaintiff-Releasing Parties and EVI hereby acknowledge that in negotiating this Settlement Agreement, each has received advice from counsel of their/its choosing. Each of the parties hereto do hereby represent and warrant that the individuals signing this Settlement Agreement on their behalf have full authority to do so.

     6.2 This Settlement Agreement may only be amended in writing, signed by all of the parties hereto.

     6.3 This Settlement Agreement and the making hereof shall be governed as to validity, interpretation, construction, effect, and in all other respects by the laws of the State of California, which laws shall prevail in the event of any conflict of law, without regard to, and without giving effect to, the application of California choice of law rules.

     6.4 This Settlement Agreement may be signed in counterparts and shall become effective upon its execution by all of the parties, but its effective date shall be the date first above written.

     6.5 The provisions of this Settlement Agreement shall be severable. If any provision shall become or be declared invalid or unenforceable, all other provisions shall remain in effect. If any provision shall become or be declared invalid or unenforceable, it shall be interpreted in such a manner and to such an extent as to be enforceable.

     6.6 Should any party prevail in any litigation involving or relating to a breach by any other party of any provision of this Settlement Agreement, the party which prevails shall be entitled to the amount of all reasonable attorneys' fees and costs incurred in the course of that litigation.

     6.7 This Settlement Agreement shall be binding upon, and inure to the benefit of, the parties hereto, and their respective agents, representatives, successors and assigns forever.

     6.8 Plaintiffs agree to dismiss all claims in this Action with prejudice, with each side to bear its own costs and attorneys' fees.

     6.9 The parties agree that the terms of each Plaintiff's Franchise Agreement shall remain in effect, except as expressly modified by the terms of the definitive form of each of the Amendments thereto, to be entered into in accordance with the provisions of Section 1.3 hereof.

     6.10 The parties agree to execute any and all additional documents reasonably necessary to carry out the terms, conditions and provisions of this Settlement Agreement.

     6.11 This Settlement Agreement constitutes the entire, full and complete agreement between the parties hereto, and supersedes all prior agreements, no other representation having induced the parties hereto to execute this Settlement Agreement.

     NOW THEREFORE, the parties have entered into this Settlement Agreement on the date and year first written above.



                                                EMERGING VISION, INC.

Witness                                         By:      Christopher G. Payan
                                                Title:   Chief Financial Officer
Dated:   March ___, 2002                        Dated:   March ___, 2002




                                                VC ENTERPRISES, INC.

Witness                                         By:      Paul Licht
                                                Title:   President
Dated:   March ___, 2002                        Dated:   March ___, 2002




                                                PAUL LICHT, Individually


Witness                                         By:      Paul Licht

Dated:   March ___, 2002                        Dated:   March ___, 2002




[SIGNATURES CONTINUED ON NEXT PAGES]

                                         BRIDGET LICHT, d/b/a SITE FOR SORE EYES




Witness                                  By:       Bridget Licht
                                         Title:    Sole Proprietor
Dated:   March ___, 2002                 Dated:    March ___, 2002




                                         BRIDGET LICHT, Individually


Witness                                  By:       Bridget Licht

Dated:   March ___, 2002                 Dated:    March ___, 2002



                                         SITESCOPE, INC.




Witness                                  By:       Carol Seltzer
                                         Title:    President

Dated:   March ___, 2002                 Dated:    March ___, 2002




                                         CAROL SELTZER, Individually




Witness                                  By:       Carol Seltzer

Dated:   March ___, 2002                 Dated:    March ___, 2002




[SIGNATURES CONTINUED ON NEXT PAGE]

                                         EYEMAGINATION EYEWORKS, INC.

Witness                                  By:       Raymond J. Robison
                                         Title:    President
Dated:   March ___, 2002                 Dated:    March ___, 2002



                                         RAYMOND J. ROBISON, Individually


Witness                                  By:       Raymond J. Robison

Dated:   March ___, 2002                 Dated:    March ___, 2002



                                         SUSAN ASSAEL d/b/a COREY OPTICAL

Witness                                  By:       Susan Assael
                                         Title:    Sole Proprietor

Dated:   March ___, 2002                 Dated:    March ___, 2002



                                         SUSAN ASSAEL, Individually




Witness                                  By:       Susan Assael

Dated:   March ___, 2002                 Dated:    March ___, 2002

                                   SCHEDULE A

                               OWNERSHIP OF EQUITY
                      INTERESTS IN SITE-NCAL AREA REP, LLC


         NAME                                                      PERCENT OWNED

         Carol Seltzer                                                28.334%

         Marty Seltzer                                                28.333%

         Paul Licht                                                   28.333%

         Bridget Licht                                                 5.000%

         Raymond J. Robison                                            5.000%

         Susan Assael                                                  5.000%

                              EMERGING VISION, INC.


                          AREA REPRESENTATION AGREEMENT


































                                    EXHIBIT I

                                TABLE OF CONTENTS

                                                                            Page

         RECITALS.............................................................1

     1.  GRANT................................................................2
         -----

     2.  TERM.................................................................3
         ----

     3.  DUTIES OF FRANCHISOR.................................................3
         --------------------

     4.  FEES AND COMPENSATION................................................5
         ---------------------

     5.  DUTIES OF AREA REPRESENTATIVE........................................6
         -----------------------------

     6.  PROPRIETARY MARKS....................................................9
         -----------------

     7.  CONFIDENTIAL INFORMATION.............................................10
         ------------------------

     8.  ADVERTISING AND PROMOTION............................................11
         -------------------------

     9.  INSURANCE............................................................11
         ---------

     10. TRANSFER OF INTEREST.................................................12
         --------------------

     11. DEFAULT AND TERMINATION..............................................15
         -----------------------

     12. OBLIGATIONS UPON TERMINATION OR EXPIRATION...........................17
         ------------------------------------------

     13. COVENANTS............................................................18
         ---------

     14. INDEPENDENT CONTRACTOR AND INDEMNIFICATION...........................20
         ------------------------------------------

     15. APPROVALS AND WAIVERS................................................20
         ---------------------

     16. NOTICES..............................................................21
         -------

     17. ENTIRE AGREEMENT AND AMENDMENT.......................................21
         ------------------------------

     18. SEVERABILITY AND CONSTRUCTION........................................21
         -----------------------------

     19. APPLICABLE LAW.......................................................22
         --------------


ATTACHMENT A      ADDENDUM
ATTACHMENT B      INDEMNIFICATION AND GUARANTY AGREEMENT

                              EMERGING VISION, INC.

                          AREA REPRESENTATION AGREEMENT


     THIS AREA REPRESENTATION AGREEMENT ("Agreement") is hereby made and entered into as of the 1st day of April, 2002, between Emerging Vision, Inc., a New York corporation with its principal place of business at 100 Quentin Roosevelt Boulevard, Garden City, New York 11530 ("Franchisor"), and Site-Ncal Area Rep, LLC, a California limited liability company with its principal offices at 140 Battery Street, San Francisco, California 94111 ("Area Representative").


                                    RECITALS:

     1. Franchisor operates and franchises retail optical centers specializing in the sale of prescription and non-prescription eye wear, contact lenses and solutions, other optical and opthalmic products and related optical products and services. The retail optical centers utilize distinctive and common formats, layouts, signs, systems, designs and decor, and certain methods, management techniques, standards, specifications and business operating procedures (the
"System"), which System is embodied in Franchisor's operating manuals (as the same may be hereafter supplemented, amended and/or modified by Franchisor, hereinafter collectively referred to as the "Manuals").

     2. Franchisor identifies the System by means of certain trade names, service marks, trademarks, logos, emblems and indicia of origin including, but not limited to, the name and mark, "SITE FOR SORE EYES" (together with such other trade names, service marks, and/or trademarks as may hereinafter be designated by Franchisor for use in substitution of the name and mark, "Site for Sore Eyes", being hereinafter collectively referred to as the "Proprietary Mark") for use in connection with the System.

     3. Franchisor continues to develop, use, and control the use of such Proprietary Mark in order to identify, to the public, the source of products and services marketed thereunder and the System's high standards of quality, appearance and service.

     4. Franchisor enters into franchise agreements and other related agreements with unrelated third parties, by which such third parties obtain the right and assume the responsibility to operate a retail optical store under one or more of Franchisor's proprietary names and marks, all in accordance with such franchise agreements and the Manual.

     5. Area Representative desires to serve as a representative of Franchisor with the right to solicit, evaluate, and screen (collectively, the "Promotional Services") prospective franchisees who are ready, willing, and able to construct and/or open and thereafter operate, under the Proprietary Mark, a new retail optical store to be located within the Territory (as said term is hereinafter defined) (any such retail optical store operated by an AR Franchisee [as said term is hereinafter defined] under the Proprietary Mark and located within the Territory, is hereinafter defined as a "Center") and, in connection therewith, the responsibility to train and provide start-up and ongoing support and assistance to, and to monitor the performance of, such franchisees ("Servicing Responsibilities").

     6.  Based   upon  the   information   provided   to   Franchisor   by  Area
Representative, Franchisor believes that Area Representative is qualified to assume and perform such Promotional Services and Servicing Responsibilities (and all obligations, duties and/or responsibilities associated therewith and/or attendant thereto) in each case, pursuant to and in accordance with, the terms and provisions hereinafter set forth.

     7. Area Representative understands and acknowledges the importance of ensuring that all AR Franchisees (as said term is hereinafter defined) serviced by Area Representative (pursuant to the terms hereof) achieve proper support and assistance, and fully conform to Franchisor's System in operating its/his/her Center.


     NOW, THEREFORE, the parties hereto do hereby agree as follows:

1.       GRANT

     1.1 Franchisor grants to Area Representative, and Area Representative accepts, the following rights and obligations:

     1.1.1  to  provide   Promotional   Services   within  the  geographic  area
("Territory") specified in paragraph 1 of the Addendum to this Agreement attached hereto as Exhibit A ("Addendum") and to present, to Franchisor, in accordance with the development plan (the "Development Plan") specified in paragraph 2 of the Addendum, Qualified Prospects (as said term is hereinafter defined) who are then ready, willing, and able to acquire, from Franchisor, a Site for Sore Eyes Optical Center Franchise (a "Franchise") to own and operate a new Center at a Qualified Location (as said term is hereinafter defined) within the Territory; it being understood that, for purposes of this Agreement, the term: (i) "Qualified Prospect" shall mean one or more unrelated third party individual ( who are not then the owner(s) of an existing Site for Sore Eyes Franchise ) having the financial ability (including working capital) and retail optical store experience (in each case, as reasonably determined by Franchisor) to construct, and/or open and operate a new Center in accordance with the Manual and Franchisor's then current form of franchise agreement (hereinafter referred to as a "Franchise Agreement" and, together with each of the documents related thereto and required by Franchisor in connection therewith, as the same may be amended, modified and/or supplemented by Franchisor from time to time during the term of this Agreement, being hereinafter collectively referred to as the "Franchise Documents"), all as described in Franchisor's then current form of Franchise Offering Circular for the State of California (as the same may be amended, modified and/or supplemented by Franchisor from time to time during the term of this Agreement, being hereinafter referred to as a "UFOC"); and (ii) "Qualified Location" shall mean a new retail optical store location, located within the Territory, that does not infringe upon the rights of any other of Franchisor's franchisees then operating in the Territory and which is reasonably anticipated (based upon demographic studies obtained by Area Representative) to generate annual gross sales (exclusive of optometric exam fees), after the first year of operation, of not less than five hundred thousand dollars ($500,000), it being understood that a location shall not be deemed to qualify as a Qualified Location in the event Franchisor is required to guaranty more than six (6) months of the rent and additional rent to become payable under the master lease for such location; and

     1.1.2 thereafter from time to time during the term of this Agreement, to provide Servicing Responsibilities to Qualified Prospects who have acquired a Franchise for a Qualified Location situated within the Territory during the term hereof (such Qualified Prospects who actually acquire such Franchise being hereinafter referred to as an "AR Franchisee").

     1.1.3 Except as otherwise specified in this Agreement, as long as Area Representative is not then in default, in any material respect, in performing its responsibilities and/or obligations set forth herein, and this Agreement is then in full force and effect, Franchisor shall: (i) not enter into an agreement that allows any other person or entity to exercise or assume substantially all of the rights granted to Area Representative pursuant to this Agreement; and
(ii) refer to Area Representative any Qualified Prospect desiring to acquire a Franchise for a Center.

     1.2 Notwithstanding the provisions of Sections 1.1 and 1.2 above, Area Representative acknowledges that Franchisor retains the right to own, acquire, establish and/or operate, and to license or franchise third parties to establish and operate, retail optical centers under any name and mark other than the Proprietary Mark, at any location within or outside the Territory.

     1.3 Except as provided herein, this Agreement does not confer any rights or
obligations  on  Area   Representative  with  respect  to  any  of  Franchisor's
franchisees who have not become an AR Franchisee pursuant to the terms hereof.

     1.4 Area Representative's rights under this Agreement are contingent upon Area Representative timely meeting the Development Plan, it being specifically understood that, in the event Area Representative does not timely meet the Development Plan as set forth in the Addendum, Franchisor shall have the right (but not the obligation) to terminate this Agreement in accordance with the provisions of Section 11.2 hereof.


2.       TERM

     The term of this Agreement shall be for ten (10) years from the date hereof, unless sooner terminated in accordance with the terms hereof.

3.       DUTIES OF FRANCHISOR

     3.1 Franchisor shall have the sole and absolute authority to grant franchises and execute Franchise Documents with Qualified Prospects who desire to become AR Franchisees. Franchisor shall collect all fees from each AR Franchisee, as required under the terms of its respective Franchise Agreement, and thereafter distribute to Area Representative its share of such fees, as provided for (and subject to the provisions of) Section 4 hereof.

     3.2 Franchisor, from time to time during the term hereof, shall use its reasonable, good faith efforts to prepare one or more franchise disclosure documents (UFOCs) for use in offering franchises in the Territory and, to the extent required, will, from time to time during the term hereof, use its reasonable, good faith efforts to prepare any materials required to be registered with any state regulatory agency. Franchisor's obligation is contingent upon Area Representative providing Franchisor with all of the information requested or required by Franchisor in connection therewith, in each case, within the time periods reasonably specified by Franchisor. Franchisor will bear the costs of the preparation of the UFOCs and any registrations or other filings. If Franchisor, through no fault of Area Representative, loses its rights to solicit and/or sell franchises in the Territory, Franchisor will modify the Development Plan to accommodate Area Representative for the lost opportunity. However, Area Representative understands that it is common for temporary lapses in the ability to offer and sell franchises due to the need for periodic modifications, updates, and regulatory approvals. Thus, lapses of registration for consecutive time periods of ninety (90) days or less will not require any modification of the Development Plan. Franchisor shall provide Area Representative with an adequate number of current copies of Franchisor's UFOC for delivery to Qualified Prospects.

     3.3  Franchisor,   at  its  sole  cost  and  expense,  shall  provide  Area
Representative with the following:

     3.3.1 all forms (including applications for a franchise) required by Franchisor for reporting details concerning Qualified Prospects;

     3.3.2 such advertising materials as may then be utilized by Franchisor for purposes of generally promoting the opportunity to become a Franchisee; and

     3.3.3 copies of Franchisor's then current UFOC for the Territory.

     3.4 Franchisor shall promptly refer to Area Representative any inquiry it may receive from Qualified Prospects regarding their proposed acquisition of a Franchise for a Qualified Location to be situated in the Territory.

     3.5 Franchisor shall promptly process all referrals of Qualified Prospects and their respective applications forwarded by Area Representative that are submitted in accordance with Franchisor's policies and procedures; provided, however, that Franchisor's decision to execute Franchise Documents with any Qualified Prospect for a Qualified Location shall be at Franchisor's reasonable discretion.

     3.6 Franchisor shall have the right to monitor Area Representative's performance of its Promotional Services and Servicing Responsibilities at such times and utilizing such methods as Franchisor deems necessary.


4.       FEES AND COMPENSATION

     4.1 Franchisor, in partial reimbursement of the administrative and other costs and/or expenses anticipated to be incurred by Area Representative in performing its obligations hereunder, shall pay to Area Representative the aggregate sum of One Hundred and Forty Thousand Dollars ($140,000) (all as specified in paragraph 3 of the Addendum annexed hereto as Exhibit A), the first installment of which ($25,000) shall be paid to Area Representative within a maximum period of ten (10) days after the complete execution hereof (which first installment shall be deemed fully earned by Area Representative and non-refundable).

     4.2 Provided that Area Representative is not then in default, in any material respect, in performing its obligations hereunder, Franchisor shall pay to Area Representative, as consideration for Area Representative's Promotional Services, a promotional services fee equal to twenty five percent (25%) of each initial franchise fee, in excess of One Hundred and Forty Thousand Dollars ($140,000), actually paid to, and received by, Franchisor under each set of Franchise Documents executed by Franchisor and an AR Franchisee for a Center to be established in the Territory. Franchisor shall pay each such fee on the tenth
(10th) day after the expiration of each calendar month during the term of this Agreement during which the Franchisor receives the full amount of such initial franchise fee from an AR Franchisee.

     4.3 Provided that Area Representative is not then in default, in any material respect, in performing its obligations hereunder, Franchisor shall pay to Area Representative, as consideration for Area Representative's Servicing Responsibilities, a franchise servicing fee equal to forty three and three/fourths percent (43.75%) of the continuing royalty fees, as defined in each Franchise Agreement, actually received by Franchisor from those AR Franchisees then operating their Center and for whom Area Representative then provides Servicing Responsibilities. Such fee shall be paid to Area Representative on the tenth (10th) day of the month following the month in which such fees are actually paid to, and received by, Franchisor.

     4.4 Franchisor shall use its reasonable good faith efforts to collect initial franchise fees and continuing royalty fees directly from AR Franchisees, and provide Area Representative with a report by the tenth (10th) day of each month on the amounts collected during the preceding month, along with the payments, if any, due Area Representative based upon such amounts. Franchisor shall have sole discretion as to the terms and conditions of collections. Any deferred payments from AR Franchisees shall not become payable to Area Representative by Franchisor unless and until such fees have been collected by Franchisor. In the event Franchisor refunds amounts collected from AR Franchisees or if Area Representative, for any reason, owes money to Franchisor, Franchisor shall have the right, as it deems appropriate, to set-off the amount due from any monies owed to Area Representative, or to require Area Representative to pay the monies due to Franchisor prior to Franchisor's payment to Area Representative of any fees then due it hereunder. Franchisor shall have no liability to Area Representative for payments required to be made to it pursuant to this Paragraph 4.4 in the event that any AR Franchisee, for any reason, fails to pay any monies owed to Franchisor, including any continuing royalty fees then due by he/she/it to Franchisor.


5.       DUTIES OF AREA REPRESENTATIVE

     As a condition of receiving the rights set forth in Section 1.1 above, two of Area Representative's members, Carol Seltzer and Paul Licht (the "Guarantors"), each shall execute the Indemnification and Guaranty Agreement attached hereto as Exhibit B (the "Guaranty"). The Guarantors, together with the other individuals specified in paragraph 4 of the Addendum are collectively referred to herein as the "Principals".

     5.1 In connection with Franchisor fulfilling its legal and/or other franchise disclosure requirements, Area Representative shall:

     5.1.1 provide to Franchisor all information reasonably required by Franchisor to prepare all requisite UFOCs and ancillary documents for the offering of franchises in the Territory, and review all materials Franchisor prepares on Area Representative's behalf;

     5.1.2 sign and return to Franchisor all documents reasonably required by Franchisor, or its designee, for the purpose of registering the offer of franchises throughout the Territory; and

     5.1.3 review all materials Franchisor prepares on Area Representative's behalf, it being understood that Franchisor shall not be liable for any errors or omissions which may occur in the preparation of those materials.

     5.2 In performing the Promotional Services required of it hereunder, Area Representative shall:

     5.2.1 at its sole cost and expense, reasonably advertise the System through sales presentations and other means (such as local seminars and franchise expositions, and local newspapers) as approved by Franchisor;

     5.2.2 represent the System accurately, and make no representations or omissions that contradict the terms and conditions of Franchisor's Franchise Documents, UFOC, or related documents;

     5.2.3 refer to Franchisor any inquiries from individuals or entities regarding the establishment of franchised retail optical stores to be located outside of the Territory;

     5.2.4 honestly and accurately answer all inquiries of Qualified Prospects; provide Qualified Prospects seeking to acquire an AR Franchise for a Center (to be located in the Territory) with a copy of the Franchisor's then current form of UFOC and other documents that Franchisor may require; and obtain from all Qualified Prospects to whom it provides a copy of the UFOC, a signed copy of the receipt annexed thereto ("Receipt");

     5.2.5 conduct initial screening of Qualified Prospects according to Franchisor's standards;

     5.2.6 recommend promptly to Franchisor those Qualified Prospects whom Area Representative deems qualified (as set forth herein and in accordance with Franchisor's standards) by submitting to Franchisor such reports and other documentation in the form prescribed by Franchisor;

     5.2.7  respond  to  requests  from  Franchisor  for  clarification   and/or
additional information regarding any Qualified Prospect;

     5.2.8 prepare and maintain a written report, in the form prescribed by Franchisor, for each Qualified Prospect rejected by Franchisor, which reports shall be made available to Franchisor upon request;

     5.2.9 comply at all times with all applicable federal, state, and local laws and regulations affecting the promotion of franchise opportunities in the Territory, including, without limitation, those relating to the offer and sale of franchises and business opportunities; including:

     5.2.9.1 furnish to Qualified Prospects only the then-current form of UFOC Franchisor has authorized for use within Area Representative's Territory, along with such promotional material that Franchisor may have previously approved;

     5.2.9.2 comply with all requirements for timing of delivery of UFOCs and obtain and deliver to Franchisor the original signed acknowledgment of receipt for each UFOC which Area Representative delivers to any Qualified Prospect;

     5.2.9.3 make no representations or other statements that conflict with any of the information contained in the UFOC delivered to a Qualified Prospect and/or within Franchisor's then-current Franchise Documents;

     5.2.9.4 make no earnings claims or projections, or provide any information with regard to sales, revenues, income, costs, or expenses relating to a franchise or retail optical store;

     5.2.9.5 promptly notify Franchisor of any material information or event which comes to Area Representative's attention that may require disclosure in the UFOC;

     5.2.9.6 use, display, publish and distribute, for purposes of soliciting Qualified Prospects, only advertising, marketing, and promotional materials that Franchisor has previously approved as acceptable for use in the Territory; and

     5.2.9.7 stop soliciting Qualified Prospects immediately at any time that Franchisor notifies Area Representative that the UFOC and/or Franchise Documents are not then in compliance with applicable law or, if applicable, the registration of the franchise program is not then in effect.

     5.3 Notwithstanding any of the Franchisor's responsibilities under any Franchise Document with an AR Franchisee (and without any inference that the foregoing describes the Franchisor's obligation to an AR Franchisee under such Franchise Documents), in discharging its Servicing Responsibilities, the Area Representative shall:

     5.3.1 utilize at least one retail optical store owned by any one of Area Representative's Principals as a training center for AR Franchisees ("Training Center") and offer therefrom initial and on-going training programs to AR Franchisees, which Training Center and training programs shall conform to the standards and specifications established and modified by Franchisor from time to time in its operations manual or otherwise in writing, and which shall include such other required and optional training programs, seminars, and workshops as Franchisor may from time to time deem reasonably necessary and appropriate;

     5.3.2 at all times, cause Carol Seltzer (or another individual acceptable to the Franchisor, it being understood that such acceptance shall not be unreasonably withheld by the Franchisor provided such individual possesses a good moral character and business reputation, and has the aptitude and ability to perform and fulfill the obligations of such Certified Trainer (as said term is defined below), as may be evidenced by such individual's prior related business experience including, but not limited to, experience in the duties and responsibilities of such Certified Trainer), one of the Principals, to provide initial and ongoing training to each Operations Support Staff Person (as said term is hereinafter defined) and/or AR Franchisee (such person to be known as the "Certified Trainer");

     5.3.3 employ, at all times, one person whose primary responsibility shall be to assist the Certified Trainer in fulfilling the Area Representative's Servicing Responsibilities ("Operations Support Staff Person") for every five
(5) Centers opened and then operating in the Territory;

     5.3.4 provide, in accordance with Franchisor's criteria for a Qualified Location, site selection counseling and assistance, on-site inspections, site evaluations, and site recommendations. Area Representative acknowledges and agrees that final approval of all Qualified Locations shall be made by Franchisor at Franchisor's discretion, and that Franchisor shall not, in any case, guaranty more than six (6) months of the rent to become payable under the prorated lease for any such Qualified Location; 1.1.1

     5.3.5 provide ongoing advice and consultation to AR Franchisees with regard to, and during, the construction of leasehold improvements to the premises of its Center, and the installation of all equipment, fixtures, and supplies required for the operation thereof, and certify to Franchisor, upon the completion thereof, that all construction and installations have been completed in accordance with Franchisor's prototype plans and specifications;

     5.3.6 provide grand opening assistance, and other opening assistance in such manner and form as may be reasonably required in connection with the opening of a Center;

     5.3.7 visit each AR Franchisee at least four (4) times each year during the term of its Franchise Agreement and any renewals thereof, in order to provide continuing assistance to such AR Franchisee and to verify compliance by each such AR Franchisee with Franchisor's standards and specifications, as well as with all applicable laws, rules, regulations and procedures; and provide to Franchisor reports (on such forms and containing such information as Franchisor may reasonably request) concerning each visit and any necessary follow-up visits to verify the correction of deficiencies;

     5.3.8 if requested by Franchisor, develop a specific marketing program for one, more than one, or all AR Franchisees in the Territory, using material provided or approved by Franchisor;

     5.3.9 if requested by Franchisor, conduct periodic meetings of all AR Franchisees in the Territory for the purpose of describing new products and services, training, and general networking;

     5.3.10 provide such other periodic and continuing assistance to each AR Franchisee as Franchisor may reasonably request or direct; and

     5.3.11 provide such other reports to the Franchisor concerning the market conditions in the Territory and/or the performance of each AR Franchisee, as Franchisor may reasonably request.

     5.4 Area Representative shall assist Franchisor in the collection of delinquent accounts and royalty payments.

     5.5 Area Representative shall not establish any computer website including Internet and/or World Wide Web home pages, without Franchisor's prior written approval. Any website must comply with standards specified in writing, by Franchisor, it being understood that Franchisor may require that Area Representative establish its own website as part of any website established by Franchisor.


6.       PROPRIETARY MARKS

     6.1 Area Representative's right to use the Proprietary Mark is derived solely from this Agreement. Area Representative may only use the Proprietary Mark in connection with the operation of its Area Representation business and only in accordance with this Agreement. Any unauthorized use of the Proprietary Mark by Area Representative shall constitute an infringement of Franchisor's rights in and to the Proprietary Mark. Area Representative's use of the Proprietary Mark, and any goodwill established by Area Representative's use of the Proprietary Mark, shall inure to Franchisor's exclusive benefit. Area Representative must not, at any time, contest, or assist anyone else in contesting, the validity or ownership of the Proprietary Mark. All provisions of this Agreement applicable to the Proprietary Mark apply to any additional trademarks, service marks, logo forms, trade dress, and commercial symbols that Franchisor authorizes for use by, and licenses to, AR Franchisees and/or Area Representative in connection with this Agreement.

     6.2 Area Representative may not use the Proprietary Mark as part of any corporate or trade name or with any prefix, suffix, or other modifying words, terms, designs, or symbols, or in any modified form. Area Representative may not use the Proprietary Mark in connection with the sale of any unauthorized product or service or in any other manner not expressly authorized by Franchisor in writing. Area Representative must give such notices of trademark and service mark registrations and copyrights as Franchisor specifies, and Area Representative must obtain such fictitious or assumed name registrations as may be required under applicable law. Area Representative will not employ the Proprietary Mark in any way that Franchisor has determined may result in liability to Franchisor for any debts or obligations of Area Representative.

     6.3 Area Representative shall notify Franchisor immediately in writing if Area Representative becomes aware of any apparent infringement of, or challenge to, Area Representative's use of the Proprietary Mark or claim by any person of any rights in the Proprietary Mark. Area Representative must not communicate with any person other than Franchisor and Franchisor's counsel in connection with any such infringement, challenge, or claim. Franchisor shall have the sole right to take any action Franchisor deems appropriate, and the right to exclusively control any litigation, administrative, or other proceeding arising out of any infringement, challenge, or claim or otherwise, relating to the Proprietary Mark. Area Representative will sign all documents, render such assistance, and do such acts as Franchisor considers advisable to protect and maintain Franchisor's interest in any such proceeding or to otherwise protect and maintain Franchisor's interest in the Proprietary Mark.

     6.4 If it becomes advisable at any time for Franchisor and/or Area Representative to modify or discontinue use of the Proprietary Mark, and/or use one or more additional or substitute trademarks or service marks, Area Representative shall comply therewith within a reasonable time after Franchisor's notice to Area Representative, and Franchisor's sole liability and obligation to Area Representative in the event of such change will be to reimburse Area Representative for Area Representative's (but not any AR Franchisee's) out-of-pocket costs of compliance.


7.       CONFIDENTIAL INFORMATION

     7.1 Neither Area Representative, nor any of its Principals, shall, during or after the term of this Agreement, communicate, divulge, or use for the benefit of any other person, partnership, association, or corporation, any confidential information, knowledge, or know-how concerning Franchisor, its guidelines for franchisee qualifications and/or the System, which Area Representative and/or any of its Principals may be apprised, by virtue of Area Representative's performance of its obligations under the terms of this Agreement. Area Representative shall divulge such confidential information only to such of its employees as must have access to it in order to perform their employment responsibilities to Area Representative. Any and all information, knowledge, know-how and/or techniques which Franchisor designates as confidential shall be deemed confidential for purposes of this Agreement.

     7.2 Area Representative acknowledges that any failure to comply with the requirements of this Section 7 will cause Franchisor irreparable injury for which no adequate remedy at law may be available, and Area Representative agrees that Franchisor may seek, and Area Representative agrees to pay, all court costs and reasonable attorneys' fees incurred by Franchisor in obtaining, without posting a bond, an ex parte order for injunctive or other legal or equitable relief with respect to the requirements of this Section 7.

     7.3 Area Representative shall require anyone who may have access to any such confidential information to execute an agreement pursuant to which he/she shall agree to maintain the confidentiality of any such confidential information which they may receive in connection with their association with Area Representative. Such agreement shall be in a form satisfactory to Franchisor including, without limitation, specific identification of Franchisor as a third party beneficiary of such covenants, with the independent right to enforce them.


8.       ADVERTISING AND PROMOTION

     8.1 All advertising and promotion by Area Representative shall be conducted in a dignified manner, conform to such standards as Franchisor has established in the Franchise Documents, and not be used without Franchisor's prior approval.

     8.2 Area Representative shall submit to Franchisor (in the manner prescribed in Section 16) samples of all advertising and promotional plans and materials prior to their use, and may commence use of such plans or materials twenty (20) days after Franchisor's receipt thereof unless, prior thereto,
Franchisor shall have furnished written notice to Area Representative prohibiting such use.

     8.3 Franchisor shall have the right at any time after Area Representative commences use of any advertising or promotional materials to prohibit further use of such materials, effective immediately upon receipt of written notice to Area Representative.


9.       INSURANCE

     9.1 Area Representative shall maintain in full force and effect at all times during the term of this Agreement, at Area Representative's sole cost and expense, insurance policies as specified in paragraph 6 of Exhibit A hereto that shall protect Area Representative, Franchisor and its affiliates, and their respective shareholders, directors, employees and agents, against any demand or claim with respect to personal and bodily injury, death, or property damage, or any loss, liability, or expense whatsoever arising out of or in connection with the operation of Area Representative's business. Such policy or policies shall:
(i) be written by insurer(s) reasonably acceptable to Franchisor; (ii) name Franchisor and its subsidiaries, and each of their respective officers, directors, employees and agents, as additional insureds; (iii) comply with the requirements prescribed by Franchisor in the Franchise Documents at the time such policies are obtained; (iv) provide at least the types and minimum amounts of coverage specified in the Addendum hereto; and (v) contain a waiver by Area Representative and its insurers of their subrogation rights against Franchisor and its affiliates, and their respective shareholders, directors, employees and agents.

     9.2 At least ten (10) days prior to the time any insurance is first required to be carried by Area Representative, and thereafter at least ten (10) days prior to the expiration of any such policy, Area Representative shall deliver to Franchisor Certificates of Insurance evidencing the proper types and minimum amounts of coverage required hereunder. All Certificates shall expressly provide that no less than twenty (20) days' prior written notice shall be given to Franchisor in the event of a material alteration to, or cancellation or non-renewal of, the coverages evidenced by such Certificates. Certificates evidencing the insurance required by this Section 9 shall name Franchisor and its subsidiaries, and their respective officers, directors, employees, and agents, as additional insureds, and shall expressly provide that any interest of each shall not be affected by any breach by Area Representative of any policy provisions for which such Certificates evidence coverage.

     9.3 Should Area Representative, for any reason, fail to procure or maintain the insurance required by this Agreement, as such requirements may reasonably be revised by Franchisor by notice given to Area Representative in writing, Franchisor shall have the right and authority (but not the obligation) to procure such insurance and to charge same to Area Representative, which charges, together with a reasonable fee for the expenses of Franchisor in so acting, shall be payable by Area Representative immediately after its receipt of written notice thereof. The foregoing remedies shall be in addition to any other remedies Franchisor may have.


10.      TRANSFER OF INTEREST

     10.1 Franchisor shall have the right to transfer or assign this Agreement and all or any part of its rights or obligations under this Agreement to any person or legal entity, and any assignee of Franchisor shall become solely responsible for all obligations of Franchisor under this Agreement from and after the date of any such assignment.

     Area Representative understands and acknowledges that the rights and duties set forth in this Agreement are personal to Area Representative and its Principals as of the date hereof, and that Franchisor has executed this Agreement in reliance on the Principals' business skill, financial capacity, and personal character. Accordingly:

     10.1.1 Area Representative shall not, without the prior written consent of Franchisor, transfer, assign, give away, pledge, or otherwise encumber ("Transfer") the rights and/or obligations of the Area Representative under this Agreement; and

     10.1.2 a Principal shall not, without the prior written consent of Franchisor, Transfer any interest of the Principal in Area Representative.

     10.2 Franchisor  shall not  unreasonably  withhold any consent  required by
Section 10.2 above, provided, if Area Representative proposes to Transfer its obligations hereunder, or if a Principal proposes to Transfer any direct or indirect interest in Area Representative, Franchisor shall have absolute discretion to require any or all of the following as conditions to any such approval:

     10.2.1 The transferor shall have executed a general release, in a form prescribed by Franchisor, by which such transferor releases any and all claims he/she may have against Franchisor and/or its subsidiaries, and each of their respective affiliates, successors, assigns, directors, officers, shareholders, partners, agents, representatives, servants, and employees, in their corporate and individual capacities including, without limitation, claims arising under this Agreement, any other agreement between the transferor and Franchisor or its affiliates, and federal, state, and local laws and rules;

     10.2.2 The transferee of a Principal shall be designated as a Principal and each transferee who is designated a Principal shall enter into a written agreement, in a form satisfactory to Franchisor, agreeing to be bound as a Principal under the terms of this Agreement as long as such person or entity owns any interest in Area Representative and to personally guaranty the performance of all such obligations by Area Representative; and

     10.2.3 The transferor must acknowledge and agree that the transferor shall remain bound by the covenants contained in Sections 13.1 and 13.2 of this Agreement; and

     10.2.4 In the event the transferor shall be either of the Guarantors (or either of their respective prior transferees), the transferee shall: (i) then have a financial "net worth" equal to or exceeding such transferor's then financial "net worth," as well as have liquid assets (such as cash and/or marketable securities) then equal to or exceeding such transferor's then liquid assets; and (ii) execute and deliver to Franchisor a guaranty in the form of the Guaranty annexed hereto as Exhibit B.

     10.3 In addition to requirements contained in Sections 10.2 and 10.3 above, if a proposed Transfer, alone or together with other previous, simultaneous, or proposed Transfers, would have the effect of changing control of: (i) Area Representative and/or its Principals; or (ii) ownership of Area Representative's obligations and/or rights under this Agreement, Franchisor, in its sole discretion, may require any of the following conditions to any such approval:

     10.3.1 The Principals of the Area Representative shall: meet Franchisor's educational, managerial, and business standards; each possess a good moral character, business reputation, and credit rating; have the aptitude and ability to fulfill the responsibilities of the Area Representative under this Agreement, as may be evidenced by prior related business experience or otherwise; and, in the case the transferor is a Guarantor, have adequate financial resources and capital to fulfill the responsibilities of the Area Representative under Section
10.3.4 of this Agreement;

     10.3.2 In the event such transferor shall be a Guarantor, such transferor shall remain liable for all of the obligations to Franchisor under, and/or pursuant to, Section 14.2 of this Agreement that arose prior to the effective date of the transfer, and shall execute any and all instruments reasonably requested by Franchisor to evidence such liability; and

     10.3.3 Area Representative shall have complied with Section 10.5, and Franchisor shall not have exercised its right of first refusal.

     10.4 Franchisor shall have a right of first refusal to purchase the equity interests of a Principal of Area Representative, as set forth below:

     10.4.1 If any Principal desires to accept any bona fide offer from a third party to purchase such Principal's equity interests in Area Representative, such Principal shall promptly notify Franchisor of such offer and shall provide such information and documentation relating to the offer as Franchisor may require. The information and documentation relating to the offer shall include all details of the proposed offer to enable Franchisor to adequately evaluate the offer. Franchisor shall have the right and option, exercisable within sixty (60) days after receipt of all such information, to send written notice to the Principal that Franchisor intends to purchase the Principal's interests on the same terms and conditions offered by the third party. If Franchisor elects to purchase such Principal's interests, the closing of such purchase shall occur within one hundred and twenty (120) days from the date of notice to such Principal of the election to purchase by Franchisor;

     10.4.2 Any material change in the terms of the offer prior to closing shall constitute a new offer, subject to the same rights of first refusal by Franchisor as in the case of the third party's initial offer. Failure of Franchisor to exercise the option afforded by this Section 10.5 shall not constitute a waiver of any other provision of this Agreement, including all of the requirements of this Section 10, with respect to any subsequent proposed transfer.

     10.4.3 In the event the consideration, terms, and/or conditions offered by a third party are such that Franchisor may not reasonably be required to furnish the same consideration, terms, and/or conditions, then Franchisor may purchase the interest proposed to be sold for the reasonable equivalent in cash. If the parties cannot agree within a reasonable time on the reasonable equivalent in cash of the consideration, terms, and/or conditions offered by the third party, they each shall appoint an independent appraiser to conduct an appraisal of the consideration, terms, and/or conditions offered by the third party, and the average of the two appraisals shall be a binding determination of the value of the assets or interests proposed to be sold. The cost of the appraisals shall be shared equally by Franchisor and the Principal. If Franchisor elects to exercise its right under this Section 10.5, Franchisor shall have the right to set off all amounts due from Area Representative, if any, against any payment to become due such Principal.

     10.5 Upon the death of a Principal, the deceased's executor, administrator, or other personal representative shall transfer the deceased's interest to a third party approved by Franchisor within six (6) months after the death; it being understood that, if such deceased Principal shall be a Guarantor, such approval shall be conditioned upon the transferee complying with, and meeting the requirements of, subsections 10.3.4 and 10.4.3 hereof. If no personal representative is designated or appointed or no probate proceedings are instituted with respect to the deceased's estate, then the distributee of such interest must be approved by Franchisor. If the distributee is not approved by Franchisor, then the distributee shall transfer the deceased's interest to a third party approved by Franchisor within six (6) months after the deceased's death.

     10.6 Upon the permanent disability of any Principal, Franchisor may, in its sole discretion, require such interest to be transferred to a third party designated by Area Representative and approved by Franchisor in accordance with, and subject to, the conditions described in this Section 10 within three (3) months after notice to Area Representative. "Permanent Disability" shall mean any physical, emotional, or mental injury, illness, or incapacity that would prevent a person from performing the obligations set forth in this Agreement for at least three (3) consecutive months and from which condition recovery within three (3) consecutive months from the date of determination of disability is unlikely. Permanent disability shall be determined by a licensed practicing physician selected by Franchisor upon examination of such person or, if such person refuses to be examined, then such person shall automatically be deemed permanently disabled for the purposes of this Section 10.7 as of the date of refusal. Franchisor shall pay the cost of any required examination.

     10.7 Upon the death or Permanent Disability of any Principal of Area Representative, such person or his/her representative shall promptly notify Franchisor of such death or claim of Permanent Disability. Any transfer upon death or Permanent Disability shall be subject to the same terms and conditions as any inter vivos transfer.

     10.8  Franchisor's  consent  to a  transfer  which is the  subject  of this
Section 10 shall not constitute a waiver of any claims it may have against the transferring party, nor shall it be deemed a waiver of Franchisor's right to demand exact compliance with any of the terms of this Agreement by the transferor or transferee.

     10.9 If Area Representative or any Principal of Area Representative becomes a debtor in a proceeding under the U.S. Bankruptcy Code or any similar law in the U.S. or elsewhere, it is the parties' understanding and agreement that any transfer of Area Representative, Area Representative's obligations and/or rights hereunder, any material assets of Area Representative, or any indirect or direct interest in Area Representative shall be subject to all of the terms of this
Section 10.


11.      DEFAULT AND TERMINATION

     11.1 Area Representative shall be in default under this Agreement, and all rights granted herein shall automatically terminate without notice to Area
Representative: if Area Representative shall become insolvent or make a general assignment for the benefit of creditors; or if a petition in bankruptcy is filed by Area Representative or such a petition is filed against and not opposed by Area Representative; or if Area Representative is adjudicated a bankrupt or insolvent; or if a bill in equity or other proceeding for the appointment of a receiver of Area Representative or other custodian for Area Representative's business or assets is filed and consented to by Area Representative; or if a receiver or other custodian (permanent or temporary) of Area Representative's assets or property, or any part thereof, is appointed by any court of competent jurisdiction; or if proceedings for a composition with creditors under any state or federal law should be instituted by or against Area Representative; or if a final judgment remains unsatisfied or of record for thirty days or longer (unless a supersedeas bond is filed); or if Area Representative is dissolved; or if execution is levied against Area Representative's business or property; or if suit to foreclose any lien or mortgage against Area Representative's business premises or equipment is instituted against Area Representative and not dismissed within thirty days; or if the real or personal property of Area Representative shall be sold after levy thereupon by any sheriff, marshal, or constable.

     11.2 Area Representative shall be deemed to be in default and Franchisor may, at its option, terminate this Agreement and all rights granted hereunder, without affording Area Representative any opportunity to cure the default, effective immediately upon receipt of notice by Area Representative, upon the occurrence of any of the following events:

     11.2.1 If Area Representative fails to meet the total Minimum Cumulative Number of Franchised Centers Open and Operating in the Territory under the Development Plan within any time period specified in the Addendum; or if, during each of the final five (5) years of the tem of this Agreement, Area Representative fails to present to Franchisor at least one (1) Qualified Prospect; provided, however, that in the event Franchisor terminates this Agreement pursuant to this Section 11.2.1, Area Representative, provided it continues to provide the Servicing Responsibilities, shall continue to receive the fees set forth in Section 4.3 above for each AR Franchisee whose Center opened prior to such termination;

     11.2.2 If Area Representative (or one of its Principals) is charged or convicted of a felony, a crime involving moral turpitude, or any other crime or offense that Franchisor believes is reasonably likely to have an adverse effect on the System, the Proprietary Mark, the goodwill associated therewith, or Franchisor's interest therein;

     11.2.3 If Area Representative or one of the Principals assigns or transfers, or attempts to assign or transfer, any of its rights or obligations under this Agreement without Franchisor's prior written consent, in violation of
Section 10;

     11.2.4 If Area Representative discloses or divulges the contents of the confidential information provided to Area Representative by Franchisor in a manner contrary to the terms of Section 7 hereof;

     11.2.5 If Area Representative fails to comply with the covenants in Section
13.2 hereof or fails to obtain execution of the covenants required under Section
13.4 hereof;

     11.2.6 If Area  Representative,  after curing a default pursuant to Section
11.3 hereof, commits the same default again, whether or not cured after notice;

     11.2.7 If Area Representative repeatedly is in default under Section 11.3 hereof for failure to comply substantially with any of the requirements imposed by this Agreement, whether or not cured after notice; or

     11.2.8 If any of Area Representative's Principals commits any default under any franchise agreement and/or related document between him/her (or any entity principally owned and/or controlled by him/her) and Franchisor, and fails to cure such default, if such default can be cured, in accordance with the terms of that franchise agreement.

     11.3 Except with  respect to the  defaults  set forth in Sections  11.1 and
11.2 of this Agreement, Area Representative shall have ten (10) days after its receipt from Franchisor of a notice of default within which to remedy (and/or cause to be remedied) any other default hereunder and provide evidence thereof to Franchisor. If evidence sufficient to prove such a cure is not provided to Franchisor within such time period, this Agreement may be terminated by Franchisor on notice to Area Representative, effective immediately. Area
Representative shall be in default hereunder for any failure to comply substantially with any of the requirements imposed by this Agreement, or to carry out the terms of this Agreement in good faith.


12.      OBLIGATIONS UPON TERMINATION OR EXPIRATION

     Upon termination or expiration, this Agreement and all rights granted hereunder to Area Representative shall forthwith terminate, and:

     12.1 Area Representative shall immediately cease to perform any Promotional Services and any Servicing Responsibilities and shall not be entitled to receive any further fees or compensation pursuant to Section 4 hereof; provided, however, that in the event Franchisor shall terminate this Agreement as a result of Area Representative's failure to comply with the Development Plan, Area Representative shall continue to receive the compensation set forth in Section
4.3 hereof if, and to the extent only that, Area Representative continues to provide to each then AR Franchisee, the Servicing Responsibilities required of it hereunder, in which event, this Agreement shall thereafter continue in full force and effect (with respect to such then existing AR Franchisees) for so long as Area Representative shall continue to provide such Servicing Responsibilities and is not otherwise in default in performing and/or complying with its obligations hereunder.

     12.2 Area Representative shall immediately turn over to Franchisor all advertising and promotional materials, records, files, instructions, correspondence, brochures, forms, agreements, and any and all other materials and all copies thereof in Area Representative's possession related to

Franchisor's  business,  and shall  otherwise  cease to represent  itself to the public as a current or former Area Representative of Franchisor, except if and to the extent necessary to comply with its post-termination Servicing Responsibilities;

     12.3 Except if and to the extent necessary to comply with its post-termination Servicing Responsibilities, Area Representative shall take such action as may be necessary to cancel any assumed name or equivalent registration which contains the mark "SITE FOR SORE EYES" or any other proprietary marks of Franchisor; and Area Representative shall furnish Franchisor with evidence, satisfactory to Franchisor, of its compliance with this obligation within twenty
(20) days after any such termination or expiration of this Agreement; and

     12.4 Area Representative shall pay to Franchisor all damages, costs, and expenses, including reasonable attorneys' fees and expenses, incurred by Franchisor subsequent to the termination or expiration of this Agreement in obtaining injunctive or other relief for the enforcement of any provisions of this Section 12.


13.      COVENANTS

     13.1 Area Representative specifically acknowledges that, pursuant to this Agreement, Area Representative will receive valuable confidential information, including, without limitation, information regarding the operational, sales, advertising and promotional methods and techniques of Franchisor and the System. Area Representative covenants that, during the term of this Agreement, except as otherwise approved in writing by Franchisor, neither Area Representative nor any of its Principals shall, either directly or indirectly, for itself/himself/herself, or through, on behalf of, or in conjunction with any person, persons, partnership, or corporation:

     13.1.1 Divert or attempt to divert to any competitor, by direct or indirect inducement or otherwise, any business or customer of any retail optical store operating under the System or any persons or businesses who have expressed interest in entering into a franchise agreement with Franchisor, or do or perform, directly or indirectly, any other act injurious or prejudicial to the goodwill associated with the Proprietary Mark or the System; or

     13.1.2 Unless released in writing by the employer, employ or seek to employ any person who is, at the time, employed by Franchisor or by any Franchisee or Franchisor (other than Area Representative or an entity affiliated with it), or otherwise, directly or indirectly, induce any such person to leave his or her employment.

     13.2 Area Representative covenants that, except as otherwise approved in writing by Franchisor, neither Area Representative, nor any of its Principals:

     13.2.1 shall, during the term of this Agreement, either directly or indirectly, for itself/himself/herself, or through, on behalf of, or in conjunction with any person, persons, partnership or corporation, own, maintain, operate, engage in, or have any interest in any business which promotes a franchise opportunity for any entity that operates a business, or that offers franchises to operate a business, that is the same as or similar to the business then being operated by Franchisor, including without limitation, a business that manufactures or sells, at wholesale or retail, contact lenses, prescription and/or non-prescription eyewear and/or related eye care products, if any or all such products comprise ten percent (10%) or more of the business' products, as measured by the gross sales of the products sold by such business (a "Competitive Business"), or fulfill any Servicing Responsibilities for any entity that has entered into one or more franchise agreements authorizing third parties to operate any other similar type of business; or

     13.2.2 shall, for a continuous uninterrupted period of three (3) years from the date of: (i) a transfer permitted under Section 10, above; (ii) the expiration or termination of this Agreement (regardless of the cause for termination); or (iii) a final order of a duly authorized arbitrator, panel of arbitrators, or a court of competent jurisdiction (after all appeals have been taken) with respect to any of the foregoing or with respect to the enforcement of this Section 13.2, either directly or indirectly, for itself/himself/herself, or through, on behalf of, or in conjunction with any person, partnership, corporation, or other entity, own, maintain, operate, engage in, or have any interest in any business which operates, or promotes a franchise opportunity for any entity that offers franchises to operate, a Competitive Business, or fulfills any Servicing Responsibilities for any entity that has entered into franchise agreements authorizing third parties to operate any other type of business within the Territory.

     13.3 Section 13.2 hereof shall not apply to the ownership by Area Representative (or any of its Principals) of less than a ten percent (10%) beneficial interest in the outstanding equity securities of any publicly-held corporation. As used in this Agreement, the term "publicly-held corporation" refers to a corporation which has outstanding securities that have been registered under the Securities Act of 1933 and/or the Securities Exchange Act of 1934.

     13.4 Area Representative shall obtain (and deliver to Franchisor) executed covenants similar to those set forth in this Section 13 (as modified to apply to an individual) from any officers, directors, and employees who have received training from Franchisor or who are or may be involved in the management or operation of the Area Representative's business. Every covenant required by this
Section 13.4 shall be in a form satisfactory to Franchisor, including, without limitation, specific identification of Franchisor, as a third-party beneficiary, of such covenants, with the independent right to enforce them. Failure by Area Representative to obtain execution of a covenant required by this Section 13.4 and deliver such executed covenant to Franchisor shall constitute a default under Section 11.2.5 hereof.

     13.5 The parties agree that each of the foregoing covenants shall be construed as independent of any other covenant or provision of this Agreement.

If all or any portion of a covenant in this Section 13 is held unreasonable or unenforceable by a court or agency having valid jurisdiction in an unappealed final decision to which Franchisor is a party, Area Representative expressly agrees to be bound by any lesser covenant subsumed within the terms of such covenant that imposes the maximum duty permitted by law, as if the resulting covenant were separately stated in and made a part of this Section 13.

     13.6 Area Representative understands and acknowledges that Franchisor shall have the right, in its sole discretion, to reduce the scope of any covenant set forth in Sections 13.1 and 13.2 of this Agreement, or any portion thereof, without Area Representative's consent, effective immediately upon receipt by Area Representative of written notice thereof; and Area Representative agree that it shall comply forthwith with any covenant as so modified, which shall be fully enforceable notwithstanding the provisions of Section 17 hereof.

     13.7 Area Representative expressly agrees that the existence of any claims it may have against Franchisor, whether or not arising from this Agreement, shall not constitute a defense to the enforcement by Franchisor of the covenants contained in this Section 13. Area Representative agrees to pay all costs and expenses (including reasonable attorneys' fees) incurred by Franchisor in connection with the enforcement of this Section 13.

     13.8 Area Representative acknowledges that Area Representative's violation of the terms of this Section 13 would result in irreparable injury to Franchisor for which no adequate remedy at law may be available, and Area Representative accordingly consents to the issuance of an injunction prohibiting any conduct by Area Representative in violation of the terms of this Section 13.


14.      INDEPENDENT CONTRACTOR AND INDEMNIFICATION

     14.1 The parties intend that their relationships with each other shall be as independent contractors. Each party shall be solely responsible for fulfilling its obligations under this Agreement, and neither party shall constitute, appoint or consider the other as its agent, employee or servant for any purpose whatsoever. Neither Franchisor nor Area Representative (and/or any of Area Representative's Principals) shall have any right or authority to assume or create any obligation, express or implied, on behalf of, or in the name of, the other, or to bind the other in any manner whatsoever.

     14.2 Area Representative shall (as such obligations are guaranteed by the Guarantors) indemnify and hold Franchisor, and its shareholders, directors, employees and agents, harmless from and against any and all claims, losses, costs, expenses, liabilities and damages arising, directly or indirectly, from, as a result of, or in connection with the performance by Area Representative and its employees and all persons acting on its behalf, of Area Representative's obligations and undertakings pursuant to this Agreement, or otherwise in connection with the promotion of the opportunity to become an AR Franchisee, as well as the costs, including attorneys' fees, of defending against them.


15.      APPROVALS AND WAIVERS

     15.1 Whenever this Agreement requires the prior approval or consent of Franchisor, Area Representative shall make a timely written request to Franchisor therefor, and such approval or consent must be obtained in writing. Franchisor shall respond to Area Representative's timely requests in a reasonably timely and prompt manner.

     15.2 Franchisor makes no warranties or guarantees upon which Area Representative may rely, and assumes no liability or obligation to Area Representative by providing any waiver, approval, consent, or suggestion to Area Representative in connection with this Agreement, or by reason of any neglect, delay or denial of any request therefor.

     15.3 No delay, waiver, omission or forbearance on the part of Franchisor or Area Representative to exercise any right, option, duty, or power arising out of any breach or default by the other party under any of the terms, provisions, covenants, or conditions hereof, shall constitute a waiver by such party to enforce any such right, option, duty, or power as against the other party, or as to any subsequent breach or default by the other party. Subsequent acceptance by Franchisor of any payments due to it hereunder shall not be deemed to be a waiver by Franchisor of any preceding breach by Area Representative of the terms, provisions, covenants or conditions of this Agreement.


16.      NOTICES

     16.1 Any and all notices required or permitted under this Agreement shall be in writing and shall be personally delivered, sent by telecopier (with hard (paper) copy sent by overnight delivery), mailed by certified mail, return receipt requested, or dispatched by overnight delivery envelope (using a recognized overnight service), to the respective parties at the following addresses unless and until a different address has been designated by written notice to the other party:

Notices to Area Representative:                      Notices to Franchisor:
------------------------------                       ---------------------

Site-Ncal Area Rep, LLC                          Emerging Vision, Inc.
140 Battery Street                               100 Quentin Roosevelt Boulevard
San Francisco, California 94111                  Garden City, New York 11530
Attention: Marty Seltzer                         Attention: President
Fax: 415-421-6072                                Fax: 516-390-2110
                                                 with a copy to: General Counsel
                                                 Fax: 516-390-2150


     Notices shall be deemed to have been received as follows: by personal delivery or telecopier -- at the time of delivery; by overnight delivery service -- on the next business day following the date on which the Notice was given to the overnight delivery service; by certified mail -- three (3) days after the date of mailing.


17.      ENTIRE AGREEMENT AND AMENDMENT

     This Agreement and the documents referred to herein constitute the entire, full, and complete Agreement between Franchisor and Area Representative concerning the subject matter hereof, and supersede all prior agreements, no representations, other than those specifically set forth herein, having induced Area Representative to execute this Agreement. Except for those permitted to be made unilaterally by Franchisor hereunder, no amendment, change, or variance from this Agreement or the Guaranty shall be binding on either party unless mutually agreed to by the parties and executed by their authorized officers or agents in writing.


18.      SEVERABILITY AND CONSTRUCTION

     18.1 If any of the provisions of this Agreement may be construed in more than one way, one of which would render the provision illegal or otherwise voidable or unenforceable, such provision shall have the meaning which renders it valid and enforceable. In the event any court or other government authority shall determine any provision of this Agreement is not enforceable as written, the parties agree that the provision shall be amended so that it is enforceable to the fullest extent permissible under the laws and public policies of the jurisdiction in which enforcement is sought and which affords the parties the same basic rights and obligations and has the same economic effect. If any provision of this Agreement is held invalid or otherwise unenforceable by any court or other government authority or in any arbitration proceeding, such findings shall not invalidate the remainder of the Agreement unless, in the reasonable opinion of Franchisor, the effect of such determination shall have the effect of frustrating the purposes of this Agreement, whereupon Franchisor shall have the right, by notice in writing to Area Representative, to immediately terminate this Agreement.

     18.2 Except as expressly provided to the contrary herein, nothing in this Agreement is intended, nor shall be deemed, to confer upon any person or legal entity other than Area Representative, Franchisor, Franchisor's officers, directors, and employees, and such of Area Representative's and Franchisor's respective successors and assigns as may be contemplated (and, as to Area Representative, permitted) by Section 10 hereof, any rights or remedies under or by reason of this Agreement.

     18.3 Area Representative expressly agrees to be bound by any promise or covenant imposing the maximum duty permitted by law which is subsumed within the terms of any provision hereof, as though it were separately articulated in and made a part of this Agreement, that may result from striking from any of the provisions hereof any portion or portions which a court may hold to be unenforceable in a final decision to which Franchisor is a party, or from reducing the scope of any promise or covenant to the extent required to comply with such a court order.

     18.4 All captions in this Agreement are intended solely for the convenience of the parties, and none shall be deemed to affect the meaning or construction of any provision hereof.

     18.5 All provisions of this Agreement which, by their terms or intent, are designed to survive the expiration or termination of this Agreement, shall so survive the expiration and/or termination of this Agreement, including Sections 7, 12, and 13 hereof.


19.      APPLICABLE LAW

     19.1 This Agreement shall be deemed to have taken effect as of the date first set forth above, and shall be interpreted and construed under the laws of the State of California. In the event of any conflict of law, the laws of the State of California shall prevail, without regard to, and without giving effect to, the application of California conflict of law rules. If, however, any provision of this Agreement would not be enforceable under the laws of the State of California, and if any such provision would be enforceable under the laws of the state in which the Territory is located, then such provision shall be interpreted and construed under the laws of that state. Nothing in this Section
19.1 is intended by the parties to subject this Agreement to any franchise or similar law, rule, or regulation of the State of New York or of any other state to which it would not otherwise be subject, including, but not limited to, the State of California.

     19.2 Any legal action brought by Area Representative against Franchisor in any forum or court, whether federal or state, shall be brought exclusively in the federal district court covering the location at which Franchisor has its principal place of business at the time of the action; provided, however, that if the federal court would not have subject matter jurisdiction had the action been commenced in such court, then, in such event, the action shall be brought in the state court within the judicial district in which Franchisor has its principal place of business at the time the action is commenced. Any legal action brought by Franchisor against Area Representative in any forum or court, whether federal or state, may be brought within the state and judicial district in which Franchisor has its principal place of business at the time of the action. Area Representative hereby waives all questions of personal jurisdiction or venue for the purpose of carrying out this provision.

     19.3 No right or remedy conferred upon or reserved to Franchisor or Area Representative by this Agreement is intended to be, nor shall be deemed to be, exclusive of any other right or remedy provided herein or permitted by law or equity, but each shall be cumulative of every other right or remedy.

     19.4 Franchisor and Area Representative irrevocably waive trial by jury in any action, proceeding, or counterclaim, whether at law or in equity, brought by either of them against the other, whether or not there are other parties in such action, proceeding, or counterclaim. Any and all claims and actions arising out of or relating to this Agreement, the relationship of Area Representative and Franchisor, brought by either party hereto against the other shall be commenced within two (2) years from the occurrence of the facts giving rise to such claim or action, as evidenced by the filing of a claim in a legal action in accordance with Section 19.2, or such claim or action shall be barred.

     19.5 Franchisor and Area Representative hereby waive, to the fullest extent permitted by law, any right to, or claim of, any punitive, exemplary, or multiple damages against the other.

     19.6 Nothing herein contained shall bar Franchisor's right to obtain injunctive relief against threatened conduct is likely to cause it loss or damage, including violations of the terms of Sections 7, 10, 12 and 13 hereof, under the usual equity rules, including the applicable rules for obtaining restraining orders and preliminary injunctions.

     IN WITNESS WHEREOF, the parties hereto have duly executed and delivered this Agreement on the day and year first above written.




WITNESS:                                    EMERGING VISION, INC.,
                                            Franchisor

_____________________                       By: ________________________________

                                            Name:    Christopher G. Payan
                                            Title:   Chief Financial Officer




                                            SITE-NCAL AREA REP, LLC,
                                            Area Representative

ATTEST:

                                            By:_________________________________
_____________________
Paul Licht,                                 Name:    Martin Seltzer
Managing Member                             Title:   Managing Member

                                  EXHIBIT A to
               Emerging Vision, Inc. Area Representation Agreement


                    ADDENDUM TO AREA REPRESENTATIVE AGREEMENT
                          WITH SITE-NCAL AREA REP, LLC


     1. The Territory is the San Francisco Bay area of Northern California.


     2. The Development Plan is:


================================  ==============================================
  Minimum Cumulative Number of
   Franchised Centers Opened
      in the Territory*                            By:
--------------------------------  ----------------------------------------------
               0                  The fifth (5th) anniversary of the Agreement
--------------------------------  ----------------------------------------------
               1                  The sixth (6th) anniversary of the Agreement
--------------------------------  ----------------------------------------------
               2                  The seventh (7th) anniversary of the Agreement
--------------------------------  ----------------------------------------------
               3                  The eighth (8th) anniversary of the Agreement
--------------------------------  ----------------------------------------------
               4                  The ninth (9th) anniversary of the Agreement
--------------------------------  ----------------------------------------------
               5                  The tenth (10th) anniversary of the Agreement
================================  ==============================================

     * The Centers that are, after the date hereof, developed, owned, and/or operated by Area Representative or its Principals and/or their respective affiliates shall not be included in, and will not be counted toward satisfaction of, the Development Plan.


     3.  Franchisor  shall pay to Area  Representative  the aggregate sum of One
Hundred and Forty Thousand Dollars ($140,000) in reimbursement of Area Representative's anticipated costs and/or expenses in performing its obligations under the Agreement, payable as follows: Twenty-Five Thousand Dollars ($25,000) within a maximum period of ten (10) days after the final execution of the Agreement, and the remaining One Hundred Fifteen Thousand Dollars ($115,000) payable in six (6) equal consecutive quarterly installments, commencing ninety
(90) days after the execution of the Agreement.

     4. The Principals of Area Representative, together with their respective percentage ownership of the equity interests of Area Representative, are:

                                                            PERCENTAGE OWNERSHIP
         NAME                                                OF EQUITY INTERESTS
         ----                                               --------------------

         Carol Seltzer                                             28.334%

         Marty Seltzer                                             28.333%

         Paul Licht                                                28.333%

         Bridget Licht                                              5.000%

         Raymond J. Robison                                         5.000%

         Susan Assael                                               5.000%



     5. The Minimum Insurance Coverage Requirements are Liability Coverage of one million dollars ($1,000,000) per occurrence and three million dollars ($3,000,000) in the aggregate.







Franchisor's Initials _____________; dated: ______________

Area Representative's Initials _____________; dated: ______________

                                  EXHIBIT B to
               Emerging Vision, Inc. Area Representation Agreement


                     INDEMNIFICATION AND GUARANTY AGREEMENT


     THIS INDEMNIFICATION AND GUARANTY AGREEMENT (the "Guaranty") is being made and given as of this 1st day of April 2002, by CAROL SELTZER, an individual of the State of California ( the "Guarantor").

     FOR VALUE RECEIVED, and as an inducement to Emerging Vision, Inc., a New York corporation (together with its successors and/or assigns, hereinafter collectively referred to as the "Beneficiary"), to enter into that certain Area Representation Agreement of even date herewith (the "Agreement") with Site-Ncal Area Rep, L.L.C., a California limited liability company (the "Principal
Debtor"), Guarantor hereby personally and unconditionally agrees to indemnify and hold harmless the Beneficiary, its shareholders, directors, officers, employees and/or agents, from and against any and all claims, losses, damages, liabilities, costs and/or expenses (including, but not limited to, reasonable attorney's fees, reasonable costs of investigation, court costs, and arbitration fees and expenses) arising, directly or indirectly, from, as a result of, or in connection with: (i) the performance, by the Principal Debtor (and its employees and all persons acting on its behalf), of all of its obligations and undertakings under, and/or pursuant to, the Agreement, or otherwise in connection with the promotion of the opportunity to become an AR Franchisee (as said term is defined in the Agreement), including the costs and/or expenses (including, but not limited to, reasonable attorneys' fees), incurred by the Beneficiary in defending against the same; and (ii) the enforcement, by the Beneficiary, of the Guaranty.

     Guarantor further acknowledges, agrees, stipulates and covenants that: (i) his/her duties and obligations under this Guaranty shall be immediate, unconditional, personal and conditioned only upon the Principal Debtor's failure to timely comply with its obligations under Section 14.2 of the Agreement when and as the same becomes due and performable; (ii) he/she shall tender any payment guaranteed hereby immediately upon the Principal Debtor's failure to pay the same; (iii) Guarantor's liability hereunder shall not be contingent or conditional upon the Beneficiary's pursuit of any remedy against any other person, including the Principal Debtor and/or any other guarantor; (iv) Guarantor's obligations hereunder shall not be impaired, limited or otherwise diminished by the existence of any other guaranty with respect to any indebtedness guaranteed hereby, it being the intention of Guarantor that, in the event that more than one person guarantees any obligation or indebtedness of the Principal Debtor which is also guaranteed hereby, the liability of all such guarantors shall be joint and several with respect to such obligations and/or indebtedness; (v) Guarantor's liability hereunder shall not be diminished, relieved or otherwise affected by any extension of time, credit or other indulgence which the Beneficiary may, from time to time, grant to the Principal Debtor or any other person including, without limitation, the acceptance of any partial payment or performance and/or the compromise, release or settlement of any claims; and (vi) this Guaranty shall continue and shall be irrevocable during the term of the Agreement and for such additional period after termination or expiration as any provision of the Agreement provides.

     Notwithstanding any payment or payments made by Guarantor hereunder, Guarantor expressly waives any and all rights of subrogation, reimbursement, indemnity, exoneration, contribution or any other claim which he/she may now or hereafter have against the Principal Debtor or any other person directly or contingently liable for the obligations guaranteed hereby or against or with respect to the Principal Debtor's property (including, without limitation, property collateralizing the obligations arising from the existence or performance of this Guaranty).

     The Guarantor hereby consents and agrees, without limiting any other method of obtaining jurisdiction, that in any action or proceeding commenced pursuant to the terms of this Guaranty, service of a summons and complaint, or any other process, in any action or proceeding, shall be sufficient if made on such Guarantor by registered or certified mail to the Guarantor at the address specified herein, whether such address shall be within or without the jurisdiction of the Court where such action or proceeding is pending, and the Guarantor hereby unconditionally and irrevocably waives personal service of such process.

     THIS GUARANTY SHALL BE CONSTRUED AND ENFORCED IN ALL RESPECTS IN ACCORDANCE WITH THE LAWS OF THE STATE OF CALIFORNIA WITHOUT GIVING EFFECT TO ANY PRINCIPLES RELATING TO CONFLICT OF LAWS. THE PARTIES HERETO CONSENT THAT ANY LEGAL OR
EQUITY PROCEEDING BROUGHT IN CONNECTION WITH OR ARISING OUT OF ANY MATTER RELATING TO THIS GUARANTY, SHALL BE INSTITUTED ONLY IN A FEDERAL OR STATE COURT COVERING THE LOCATION OF THE FRANCHISOR'S PRINCIPAL PLACE OF BUSINESS AT THE TIME THE ACTION IS COMMENCED; AND THE GUARANTOR HEREBY IRREVOCABLY CONSENTS AND SUBMITS TO THE JURISDICTION OF SUCH COURTS AND WAIVES ANY AND ALL QUESTIONS OF PERSONAL JURISDICTION OR VENUE FOR THE PURPOSE OF CARRYING OUT THIS PROVISION.


     IN WITNESS WHEREOF, Guarantor has executed this Guaranty as of the day and year first above written.


                                            GUARANTOR



                                            ------------------------------------
                                            Name:     CAROL SELTZER
                                            Address:  1 Pine Street
                                                      San Francisco,  CA  94111

STATE OF                   )
                           )   SS.:
COUNTY OF __________       )


     On the _____ day of March in the year 2002 before me, the undersigned, personally appeared Carol Seltzer, personally known to me or proved to me on the basis of satisfactory evidence to be the individual whose name is subscribed to the within instrument and acknowledged to me that he executed the same in his capacity, and that by his signature on the instrument, the individual or the person upon behalf of which the individual acted, executed the instrument.



                                                --------------------------------
                                                         Notary Public

                                  EXHIBIT B to
               Emerging Vision, Inc. Area Representation Agreement


                     INDEMNIFICATION AND GUARANTY AGREEMENT


     THIS INDEMNIFICATION AND GUARANTY AGREEMENT (the "Guaranty") is being made and given as of this 1st day of April 2002, by PAUL LICHT, an individual of the State of California ( the "Guarantor").

     FOR VALUE RECEIVED, and as an inducement to Emerging Vision, Inc., a New York corporation (together with its successors and/or assigns, hereinafter collectively referred to as the "Beneficiary"), to enter into that certain Area Representation Agreement of even date herewith (the "Agreement") with Site-Ncal Area Rep, L.L.C., a California limited liability company (the "Principal
Debtor"), Guarantor hereby personally and unconditionally agrees to indemnify and hold harmless the Beneficiary, its shareholders, directors, officers, employees and/or agents, from and against any and all claims, losses, damages, liabilities, costs and/or expenses (including, but not limited to, reasonable attorney's fees, reasonable costs of investigation, court costs, and arbitration fees and expenses) arising, directly or indirectly, from, as a result of, or in connection with: (i) the performance, by the Principal Debtor (and its employees and all persons acting on its behalf), of all of its obligations and undertakings under, and/or pursuant to, the Agreement, or otherwise in connection with the promotion of the opportunity to become an AR Franchisee (as said term is defined in the Agreement), including the costs and/or expenses (including, but not limited to, reasonable attorneys' fees), incurred by the Beneficiary in defending against the same; and (ii) the enforcement, by the Beneficiary, of the Guaranty.

     Guarantor further acknowledges, agrees, stipulates and covenants that: (i) his/her duties and obligations under this Guaranty shall be immediate, unconditional, personal and conditioned only upon the Principal Debtor's failure to timely comply with its obligations under Section 14.2 of the Agreement when and as the same becomes due and performable; (ii) he/she shall tender any payment guaranteed hereby immediately upon the Principal Debtor's failure to pay the same; (iii) Guarantor's liability hereunder shall not be contingent or conditional upon the Beneficiary's pursuit of any remedy against any other person, including the Principal Debtor and/or any other guarantor; (iv) Guarantor's obligations hereunder shall not be impaired, limited or otherwise diminished by the existence of any other guaranty with respect to any indebtedness guaranteed hereby, it being the intention of Guarantor that, in the event that more than one person guarantees any obligation or indebtedness of the Principal Debtor which is also guaranteed hereby, the liability of all such guarantors shall be joint and several with respect to such obligations and/or indebtedness; (v) Guarantor's liability hereunder shall not be diminished, relieved or otherwise affected by any extension of time, credit or other indulgence which the Beneficiary may, from time to time, grant to the Principal Debtor or any other person including, without limitation, the acceptance of any partial payment or performance and/or the compromise, release or settlement of any claims; and (vi) this Guaranty shall continue and shall be irrevocable during the term of the Agreement and for such additional period after termination or expiration as any provision of the Agreement provides.

     Notwithstanding any payment or payments made by Guarantor hereunder, Guarantor expressly waives any and all rights of subrogation, reimbursement, indemnity, exoneration, contribution or any other claim which he/she may now or hereafter have against the Principal Debtor or any other person directly or contingently liable for the obligations guaranteed hereby or against or with respect to the Principal Debtor's property (including, without limitation, property collateralizing the obligations arising from the existence or performance of this Guaranty).

     The Guarantor hereby consents and agrees, without limiting any other method of obtaining jurisdiction, that in any action or proceeding commenced pursuant to the terms of this Guaranty, service of a summons and complaint, or any other process, in any action or proceeding, shall be sufficient if made on such Guarantor by registered or certified mail to the Guarantor at the address specified herein, whether such address shall be within or without the jurisdiction of the Court where such action or proceeding is pending, and the Guarantor hereby unconditionally and irrevocably waives personal service of such process.

     THIS GUARANTY SHALL BE CONSTRUED AND ENFORCED IN ALL RESPECTS IN ACCORDANCE WITH THE LAWS OF THE STATE OF CALIFORNIA WITHOUT GIVING EFFECT TO ANY PRINCIPLES RELATING TO CONFLICT OF LAWS. THE PARTIES HERETO CONSENT THAT ANY LEGAL OR
EQUITY PROCEEDING BROUGHT IN CONNECTION WITH OR ARISING OUT OF ANY MATTER RELATING TO THIS GUARANTY, SHALL BE INSTITUTED ONLY IN A FEDERAL OR STATE COURT COVERING THE LOCATION OF THE FRANCHISOR'S PRINCIPAL PLACE OF BUSINESS AT THE TIME THE ACTION IS COMMENCED; AND THE GUARANTOR HEREBY IRREVOCABLY CONSENTS AND SUBMITS TO THE JURISDICTION OF SUCH COURTS AND WAIVES ANY AND ALL QUESTIONS OF PERSONAL JURISDICTION OR VENUE FOR THE PURPOSE OF CARRYING OUT THIS PROVISION.


     IN WITNESS WHEREOF, Guarantor has executed this Guaranty as of the day and year first above written.


                                                  GUARANTOR



                                                  ------------------------------
                                                  Name:     PAUL LICHT
                                                  Address:  1070 Gray Fox Circle
                                                            Pleasanton, CA 94566

STATE OF                   )
                           )   SS.:
COUNTY OF __________       )


     On the _____ day of March in the year 2002 before me, the undersigned, personally appeared Paul Licht, personally known to me or proved to me on the basis of satisfactory evidence to be the individual whose name is subscribed to the within instrument and acknowledged to me that he executed the same in his capacity, and that by his signature on the instrument, the individual or the person upon behalf of which the individual acted, executed the instrument.



                                                --------------------------------
                                                         Notary Public

                                  STORE NO. 505

                      AMENDMENT NO. 1 TO SITE FOR SORE EYES

                       OPTICAL CENTER FRANCHISE AGREEMENT
                              AND RELATED DOCUMENTS



     THIS AMENDMENT NO. 1 TO SITE FOR SORE EYES OPTICAL CENTER FRANCHISE AGREEMENT (the "Amendment") is being made and entered into as of the 1st day of April, 2002, by and between EMERGING VISION, INC. (f/k/a Sterling Vision, Inc.), a New York corporation having an office at 100 Quentin Roosevelt Boulevard, Garden City, New York 11530 (the "Company"), and BRIDGET LICHT, an individual residing at 1070 Gray Fox Circle, Pleasanton, California 94566 (the "Franchisee").



                              W I T N E S S E T H :

WHEREAS, on November 15, 1993, the Company and the Franchisee entered into a certain Site For Sore Eyes Optical Center Franchise Agreement (the "Agreement") for that certain retail optical store originally located at 1000 Broadway, Oakland, California 94607 and subsequently relocated, by the Franchisee, to new retail optical store premises situated at 829 Broadway, Oakland, California 94607 (the"Center"); and


     WHEREAS, each of V.C. Enterprises, Inc. and/or Paul Licht guaranteed the obligations of the Franchisee under the Agreement and certain of the documents executed and delivered by the Franchisee in connection therewith; and


     WHEREAS,   the  parties  hereto  desire  to  modify  and/or  amend  certain provisions of the Agreement, as well as certain of the documents executed and delivered in connection therewith.

     NOW, THEREFORE, in consideration of the mutual terms, covenants and conditions herein contained, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto do hereby agree as follows:

     1) All capitalized terms used (but not otherwise defined) herein, shall have the identical, respective meanings ascribed to them in the Agreement;

     2) Notwithstanding anything to the contrary contained in the Agreement in the Agreement and/or in any of the documents more particularly described hereinbelow, it is expressly understood and agreed that, effective as of September 1, 1997 the Premises of the Center shall be deemed to be 829 Broadway, Oakland, California; and each of the following documents are hereby amended by substituting, in the appropriate section/ paragraph of each such document, the address of 829 Broadway, Oakland, California, for the address 1000 Broadway, Oakland, California:

     a) Security Agreement, dated November 15, 1997, between Sterling Vision of California, Inc., a California corporation ("SVCI"), as Secured Party, and Bridget Licht, as Debtor;

     b) Guaranty and Assumption Agreement, dated November 15, 1993, made by Paul Licht, as Guarantor, in favor of EVI, as Beneficiary;

     c) Guaranty, dated November 15, 1993, made by each of Paul Licht and V.C. Enterprises, Inc., as Guarantor, in favor of SVCI, as Beneficiary; and

     d) Telephone Assignment Agreement, dated November 15, 1993, between Bridget Licht, as Assignor, and EVI, as Assignee.

     3) Subsection 1(C) of the Agreement is hereby modified by adding thereto a new paragraph, as follows:

     "It is expressly understood and agreed that nothing contained herein shall be deemed to limit or otherwise restrict the Company from acquiring other chains of retail optical stores then operating one or more retail optical stores located within the Designated Territory of the Center (each a "Competing Store") so long as each such Competing Store operates (and thereafter continues to operate) under a name other than "Site for Sore Eyes" (or such other tradename under which the Center is then being operated); provided, however, that, in such event, the Company, commencing six (6) month's after the date of any such acquisition, will be required to use its reasonable, good faith efforts to dispose of the assets of, and the lease for, all such Competing Stores, only, to one or more unaffiliated third parties, provided the sales price thereof is not less than the purchase price reasonably allocated to such Competing Store(s) by the Company, in good faith".

     4) Subsection 6(B) of the Agreement is hereby modified by adding thereto, after the end of the first paragraph thereof, the following:

     "Notwithstanding  anything to the contrary  contained herein,  the Company:
(i) hereby amends the Operating Manual applicable to the Center; and (ii) hereby agrees, if and to the extent permitted by the terms of each existing Site for Sore Eyes Optical Center Franchise Agreement, to forthwith amend the operating manual applicable (and/or to become applicable) to all other Site for Sore Eyes optical centers presently (and/or in the future) in operation, in each case, to provide for the Advertising and Promotion Procedures set forth on Exhibit A annexed hereto and by this reference made a part hereof".

     5) Subsection 10(D) of the Agreement is hereby modified by adding thereto a new paragraph, as follows:

     "Notwithstanding the foregoing provisions of this Subsection 10(D), it is expressly understood that the Company will not have the right to require the Franchisee to change and/or modify the tradename of the Center unless a majority of those Site for Sore Eyes franchisees who are then in Good Standing (which, for purposes hereof, shall be deemed to be those Site for Sore Eyes franchisees [including the Franchisee] who are not then in default, in any material respect, in performing their respective obligations under their Franchise Agreement and related documents), determine to discontinue the use of such name, it being understood that the Franchisee, together with the franchisees of each then existing Site for Sore Eyes optical center which is then in Good Standing (as well as the Company, with respect to those Site for Sore Eyes optical centers then owned and/or being operated by the Company) will have one vote per center. In addition, it is understood that in the event it is determined to change such name: (i) the new trade name of each center (including the Center) will be changed to Sterling Optical or such other tradename reasonably designed by the Company; and (ii) the owner/operator of each such Site for Sore Eyes optical center (including the Franchisee) will be responsible for obtaining any required consents of the Master Landlord of its/his/her respective center and/or governmental authorities, as well as for the cost of changing the exterior/interior signage of each such center".


     6) Subsection 16(C) of the Agreement is hereby modified by adding thereto a new paragraph, as follows:

     "Provided the Franchisee has renewed the term of this Agreement pursuant to, and in accordance with, the terms and provisions hereof and, further provided, that the Franchisee is not then in default (after any required notice and the expiration of any applicable cure and/or grace provision provided for herein), in any material respect, in the observance and/or performance of any of the provisions of the renewal franchise agreement to be entered into between the parties, the Company shall credit the full amount of the renewal fee (actually paid by the Franchisee to the Company pursuant to Subsection 16(C)(1)(b) above) to the first dollars of continuing royalty fees to become payable to the Company pursuant to such renewal franchise agreement".

     7) There is hereby added to the Agreement a new Section Number 25, as follows:

     "25. OPERATION OF STERLING VISIONCARE OFFICE Provided the Franchisee is not then in default, in any material respect, in: (i) performing and/or complying with its obligations hereunder and/or under the Sublease for the Premises of the Center; and/or (ii) in complying with its obligations and/or liabilities in favor of the Company's wholly owned subsidiary, VisionCare of California ("VCC" and, together with its successors and/or assigns, hereinafter collectively referred to as the "Owner"), the Company shall use its reasonable, good faith efforts, during the Term hereof, to cause the Owner: (i) to continue to maintain the operation of the Sterling VisionCare office located within or adjacent to the Center (the "VCC Office") consistent with the operation thereof as of the date hereof; and (ii) to continue to provide the same level of doctor coverage in such VCC Office provided that the aggregate, daily enrollment fees (for all such Sterling VisionCare offices then in operation) actually paid, from time to time, to the Owner are sufficient to reimburse the Owner for all of its costs and expenses (including an allocable share of overhead) in providing each such doctor at each such Sterling VisionCare office, plus a profit (with respect to all existing Sterling VisionCare offices, as a group) of ten (10%) percent, which costs and expenses shall increase, each year, by an amount equal to the Owner's increased costs and expenses in operating all such Sterling VisionCare offices, it being specifically understood that Owner, within a maximum period of fifteen days after it files the same with the California Department of Corporations, shall be required to deliver to Franchisee a copy of VCC's annual audited financial statements.

     8) All other terms and provisions of the Agreement shall remain in full force and effect.

     9) This Amendment may be executed in counterparts, all of which, when taken together, shall constitute one and the same instrument.

     IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the day and year first above written.

                                                  EMERGING VISION, INC.
                                                  By:  _________________________
                                                       Robert Hillman, President


                                                  ______________________________
                                                  BRIDGET LICHT



                                                  V.C. ENTERPRISES, INC.

                                                  By:  _________________________
                                                       Paul Licht, President


                                                  ______________________________
                                                  PAUL LICHT, Individually

                                                                      EXHIBIT 21



LIST OF SUBSIDIARIES:

                                     STERLING ADVERTISING, INC.
                                     STERLING VISION OF MAIN PLACE, INC.
                                     STERLING VISION OF HEMPSTEAD, INC.
                                     STERLING VISION OF NORTHWAY MALL, INC.
                                     STERLING VISION OF BATAVIA, INC.
                                     STERLING VISION OF REGO PARK, INC.
                                     STERLING VISION OF NORTH SHORE MART, INC.
                                     STERLING VISION OF BAY STREET, INC.
                                     STERLING VISION OF BRAMALEA, INC.
                                     STERLING VISION OF HAMILTON, INC.
                                     STERLING VISION OF LIME RIDGE, INC.
                                     STERLING VISION OF KINGSTON, INC.
                                     STERLING VISION OF BLUE HEN MALL, INC.
                                     STERLING VISION, OF LANDOVER, INC.
                                     STERLING VISION OF MONDAWMIN, INC.
                                     STERLING VISION OF PADDOCK MALL, INC.
                                     STERLING VISION OF METRO NORTH, INC.
                                     STERLING VISION OF FRANKLIN MALL, INC.
                                     STERLING VISION OF TINLEY PARK, INC.
                                     STERLING VISION OF EAU CLAIRE, INC.
                                     STERLING VISION OF SENECA, INC.
                                     STERLING ROSLYN CORP.
                                     STERLING VISION OF WALDEN, INC.
                                     STERLING VISION OF INDEPENDENCE, INC.
                                     STERLING VISION OF ROTTERDAM, INC.
                                     STERLING VISION OF FRANKLIN MILLS, INC.
                                     STERLING VISION OF NEWBURGH, INC.
                                     STERLING VISION OF BAY RIDGE, INC.
                                     STERLING VISION OF WESTPORT, INC.
                                     STERLING VISION OF DUNKIRK, INC.
                                     STERLING VISION U.S.A., INC.
                                     STERLING VISION OF CALIFORNIA, INC.
                                     SITE FOR SORE EYES SACRAMENTO, INC.
                                     SITE FOR SORE EYES ADVERTISING, INC.
                                     STERLING VISION OF POTOMAC MILLS, INC.
                                     STERLING VISION OF WHEATON PLAZA, INC.
                                     STERLING VISION OF MID RIVERS, INC.
                                     SVCI REAL ESTATE, INC.
                                     STERLING VISION OF EAST ROCKAWAY, INC.
                                     STERLING VISION OF NEWPARK, INC.
                                     STERLING VISION OF NANUET, INC.
                                     STERLING VISION OF DELAFIELD, INC.
                                     STERLING VISION OF TOMS RIVER, INC.
                                     STERLING MANAGEMENT SERVICES, INC.
                                     OPTI-PLEX OF NEW YORK, INC.
                                     STERLING VISION OF ISLANDIA, INC.
                                     STERLING VISION OF HAWTHORNE CENTER, INC.
                                     STERLING VISION OF LEVITTOWN, INC.
                                     STERLING VISION OF CHARLESTOWN, INC.

                                   STERLING VISION OF SYOSSET, INC.
                                   STERLING VISION OF CAPITOLA, INC.
                                   STERLING VISION OF FOX RUN, INC.
                                   STERLING VISION OF METRO N.Y., INC.
                                   STERLING VISION OF ROSYLN, INC.
                                   INSIGHT LASER CENTERS, INC.
                                   INSIGHT LASER CENTERS, N.Y.I, INC.
                                   INSIGHT LASER CENTERS NEW YORK II, LTD.
                                   INSIGHT LASER CENTER N.C. II, INC.
                                   STERLING VISION OF EAST MADISON, INC.
                                   STERLING VISION OF HAGERSTOWN, INC.
                                   STERLING BRYANT II CORP.
                                   VISIONCARE OF CALIFORNIA
                                   STERLING VISION OF WHITE FLINT, INC.
                                   STERLING VISION OF CAMBRIDGE SQUARE, INC.
                                   STERLING VISION OF CAPE GIRARDEAU, INC.
                                   STERLING VISION OF EDISON, INC.
                                   STERLING VISION OF NAPA, INC.
                                   STERLING VISION OF LOS GATOS, INC.
                                   STERLING VISION OF PRINCE GEORGES PLAZA, INC. STERLING VISION OF TRACY, INC.
                                   STERLING VISION OF COLUMBUS MILLS, INC.
                                   STERLING VISION OF ONTARIO MILLS, INC.
                                   STERLING VISION OF GREEN ACRES, INC.
                                   STERLING VISION OF M.V., INC.
                                   STERLING VISION OF SOUTHPARK, INC.
                                   STERLING VISION OF NORTHPARK, INC.
                                   STERLING VISION OF BREA, INC.
                                   STERLING VISION OF BLASDELL, INC.
                                   STERLING VISION OF SOUTHDALE, INC.
                                   STERLING VISION OF WESTMINSTER, INC.
                                   STERLING VISION OF FAIR OAKS, INC.
                                   STERLING VISION OF NEWPORT BEACH, INC.
                                   STERLING VISION OF FULTON ST., INC.
                                   STERLING VISION DKM ADVERTISING, INC.
                                   720 MARKET STREET REALTY CORPORATION
                                   STERLING VISION OF SACRAMENTO, INC.
                                   STERLING VISION OF FARGO, INC.
                                   STERLING VISION OF ANAHEIM, INC.
                                   STERLING VISION OF EASTLAND, INC.
                                   STERLING VISION OF GASTONIA, INC.
                                   STERLING VISION OF KIRKWOOD MALL, INC.
                                   STERLING VISION OF BLUEFIELD, INC.
                                   STERLING VISION OF GREEN BAY, NC.
                                   STERLING VISION OF KENNEDY BLVD., INC.
                                   STERLING VISION OF WEST BEND, INC.
                                   STERLING VISION OF WEST MADISON, INC.

                                  STERLING VISION DKM OF SHEBOYGAN, INC.
                                  STERLING VISION OF KENOSHA, INC.
                                  STERLING VISION OF HAMPTON, INC.
                                  STERLING VISION OF FORESTVILLE, INC.
                                  STERLING VISION OF FOND DU LAC, INC.
                                  STERLING VISION OF FNR, INC.
                                  STERLING LABORATORIES, INC.
                                  STERLING VISION OF BASHFORD MANOR, INC.
                                  STERLING VISION OF RIVERSIDE, INC.
                                  STERLING VISION OF PALISADES, INC.
                                  STERLING VISION OF DULLES, INC.
                                  STERLING VISION OF LIGHT STREET, INC.
                                  STERLING VISION OF PENN CENTER, INC.
                                  SINGER SPECS ADVERTISING, INC.
                                  STERLING VISION OF COLLINGTON PLAZA, INC.
                                  INSIGHT TOTAL MANAGED CARE, INC.
                                  STERLING VISION OF 78TH STREET, INC.
                                  STERLING VISION OF DENVER, INC.
                                  INSIGHT IPA OF NEW YORK, INC.
                                  INSIGHT AMSURG CENTERS, INC.
                                  STERLING VISION OF JERSEY GARDENS, INC.
                                  STERLING VISION OF SHOPPINGTOWN, INC.
                                  STERLING VISION OF CAMP HILL, INC.
                                  STERLING VISION OF GREAT NORTHERN, INC.
                                  STERLING VISION OF 125TH STREET, INC.
                                  STERLING VISION OF THE FALLS, INC.
                                  STERLING VISION OF OWINGS MILLS, INC.
                                  STERLING VISION OF MACARTHUR CENTER, INC.
                                  STERLING VISION OF MONTGOMERY, INC.
                                  STERLING VISION OF CONCORD MILLS, INC.
                                  STERLING VISION OF JAMESTOWN MALL, INC.
                                  STERLING VISION OF ORLANDO, INC.
                                  STERLING VISION OF BEAVER DAM, INC.
                                  STERLING VISION OF APPLETON, INC.
                                  STERLING VISION OF COLUMBIA MALL, INC.
                                  1-800 ANY LENS OF BOCA RATON, INC.
                                  STERLING VISION OF 794 LEXINGTON, INC.
                                  INSIGHT LASER CENTERS OF BAY TERRACE, INC.
                                  1-800 ANY LENS, INC.
                                  STERLING VISION OF SEACLIFF VILLAGE, INC.
                                  INSIGHT LASER CENTERS OF KING OF PRUSSIA, INC. STERLING VISION OF ANNAPOLIS, INC.
                                  STERLING VISION OF APACHE, INC.
                                  STERLING VISION OF MAMARONECK, INC.

                                                                      EXHIBIT 23






CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS




     As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into Emerging Vision, Inc.'s previously filed Registration Statement File No. 333-33355.



                                             /S/ ARTHUR ANDERSEN LLP



Melville, New York
April 16, 2002

                                                                      EXHIBIT 99






LETTER TO COMMISSION PURSUANT TO TEMPORARY NOTE 3T




Emerging Vision, Inc.
100 Quentin Roosevelt Blvd.
Garden City, New York 11530



April 16, 2002


Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC 20549-0408


Ladies and Gentlemen:


     Pursuant to Temporary Note 3T to Article 3 of Regulation S-X, Emerging Vision, Inc. has obtained a letter of representation from Arthur Andersen LLP ("Andersen") stating that the December 31, 2001 audit was subject to their quality control system for the U.S. accounting and auditing practice to provide reasonable assurance that the engagement was conducted in compliance with professional standards, that there was appropriate continuity of Andersen personnel working on the audit and availability of national office consultation. Availability of personnel at foreign affiliates of Andersen is not relevant to this audit.



Very truly yours,

Emerging Vision, Inc.

/s/ Christopher G. Payan
------------------------------
Christopher G. Payan
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)