Form 10-K/A
period 2001-12-31
EMERGING VISION INC
filed 2002-04-30
CIK 1002554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A


  X    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
----- Act of 1934, for the fiscal year ended December 31, 2001 or
       Transition Report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934 for the transition period from _______ to _______.

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

     The aggregate market value of the Registrant's Common Stock, par value $0.01 per share (the "Common Stock") held by non-affiliates of the Registrant as of April 22, 2002 (based upon the closing price of $0.08 per share as quoted on the OTC Bulletin Board), was approximately $1,711,000. For purposes of this computation, the shares of Common Stock held by directors, executive officers and principal shareholders owning more than 5% of the Registrant's outstanding Common Stock and for which a Schedule 13G was filed, were deemed to be stock held by affiliates. As of April 22, 2002, there were approximately 21,389,000 outstanding shares of Common Stock held by non-affiliates.

     As of April 22, 2002, there were outstanding 27,004,972 shares of the Registrant's Common Stock and 2.51 shares of the Registrant's Senior Convertible Preferred Stock, par value $0.01 per share (convertible into an aggregate of 334,667 shares of the Registrant's Common Stock).

     This Report on Form 10-K/A - Amendment No. 1 (this "Amendment") amends and supplements the Annual Report on Form 10-K (the "Original Form 10-K") filed by Emerging Vision, Inc., a New York corporation ("EVI" and, together with its subsidiaries, hereinafter collectively referred to as the "Company"), on April 16, 2002. The sole purpose of this Amendment is to amend and restate Items 10,11,12 and 13 of Part III of the Original Form 10-K to read in their entirety as set forth below. Capitalized terms used, but not otherwise defined herein shall have the respective meanings ascribed to them in the Original Form 10-K.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The Board of Directors presently consists of six directors, Mr. Jerry Novack, who was appointed to the Board on August 15, 2001, having previously resigned. The directors of EVI are divided into two classes, designated as Class 1 and Class 2, respectively. Directors of each Class will be elected at the Annual Meeting of the Shareholders of EVI held in the year in which the term of such Class expires, and will serve thereafter for two years. All directors serve until their respective successors are duly elected and qualified or until an earlier resignation, removal from office, retirement or death. Mr. Robert S. Hillman, Mr. William F. Stasior and Mr. Benito R. Fernandez presently serve as Class 1 Directors and are scheduled to hold office until the 2002 Annual Meeting of Shareholders. Drs. Robert and Alan Cohen and Mr. Joel L. Gold presently serve as Class 2 Directors and are scheduled to hold office until the 2003 Annual Meeting of Shareholders.


             INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of EVI, VCC and/or the Company are as follows:

Name                                   Age           Position

Robert S. Hillman                      59            Chairman of the Board of
                                                     Directors, President and
                                                     Chief Executive Officer
Alan Cohen, O.D.                       51            Vice Chairman of the Board
                                                     of Directors
Robert Cohen, O.D.                     57            Director
William F. Stasior                     61            Director
Joel L. Gold                           58            Director
Benito R. Fernandez                    60            Director
Christopher G. Payan                   27            Senior Vice President,
                                                     Chief Financial Officer,
                                                     Secretary and Treasurer
Dr. Nicholas Shashati                  42            President - VisionCare of
                                                     California, Inc. ("VCC")


     Robert S. Hillman was appointed as Chairman of the Company's Board of Directors, President and Chief Executive Officer, effective July 2, 2001. From 1994 to June 2001, Mr. Hillman was the Managing Director of America's Eyes, a subsidiary of Moulin International, a publicly traded, Hong Kong company operating a 23 store retail optical chain located in Shanghai, China, which position he resigned from in June 2001, although he continues to be a principal shareholder of such entity. Mr. Hillman is a veteran of the optical industry, having been the founder, President and principal shareholder of: (i) Hillman/Kohan Eyeglasses, Inc., a 15 store retail optical chain which subsequently merged with and into Pearle Vision, thereafter growing into the first national eyewear chain, with over 200 stores; (ii) Eyelab, Inc., the creator of the first "mega super store" for the optical industry, thereafter growing into a 40 store chain; and (iii) Hillman/Kohan Eyes, Inc., a 10 store retail optical chain catering to the fashion segment of the optical industry, which subsequently was sold to Lenscrafters. Most recently, Mr. Hillman was the recipient of the 2001 Star Vision Award from PPG Industries and Jobson Publishing, the publishers of "Vision Monday" and "20/20", two of the leading trade magazines in the optical industry.

     Dr. Alan Cohen has served as a director of the Company since its inception. He also served as Chief Operating Officer of the Company from 1992 until October 1995, when he became Vice Chairman of the Board of Directors, and as the Company's President, Chief Executive Officer and Chief Operating Officer from October 1998 through April 17, 2000, when he became President of the Company's retail optical store division, which position Dr. Cohen resigned from on January 9, 2001. Dr. Cohen, together with his brother, Dr. Robert Cohen, is the owner of Meadows Management, LLC ("Meadows") which, until April 9, 2000, rendered consulting services to the Company. From 1974 to the present, Dr. Alan Cohen has been engaged in the retail and wholesale optical business. For more than 10 years, Dr. Cohen has also been a director, principal shareholder and officer of Cohen Fashion Optical, Inc. and its affiliates ("CFO"), which currently maintains its principal offices in Garden City, New York; and, since January 15, 2001, as President of General Vision Services, LLC ("GVS"), which currently maintains its principal offices in New York City. Dr. Cohen and his brother, Dr. Robert Cohen, are also shareholders of CFO and members of GVS. CFO and GVS each engage in the operation (and, in the case of CFO, franchising) of retail optical stores similar to those operated and franchised by the Company. Dr. Cohen is also an officer and a director of several privately held management and real estate companies and other businesses. Dr. Cohen graduated from the Pennsylvania School of Optometry in 1972, where he received a Doctor of Optometry degree.

     Dr. Robert Cohen served as Chairman of the Board of Directors of the Company from its inception through April 7, 2000, when he resigned as Chairman, but not as a director. He also served as Chief Executive Officer of the Company from its inception until October 1995. Dr. Cohen, together with his brother, Dr. Alan Cohen, is the owner of Meadows, which, until April 9, 2000, rendered consulting services to the Company. From 1968 to the present, Dr. Robert Cohen has been engaged in the retail and wholesale optical business. For more than 10 years, Dr. Cohen has also served as President and a director of CFO; and, since January 15, 2001, as the Chief Executive Officer of GVS. Dr. Cohen and his brother, Dr. Alan Cohen, are also shareholders of CFO and members of GVS. Dr. Cohen is also an officer and a director of several privately held management and real estate companies and other businesses. Dr. Cohen graduated from the Pennsylvania School of Optometry in 1968, where he received a Doctor of Optometry degree.

     William F. Stasior was appointed as Chairman of the Company's Board of Directors, effective April 10, 2000, and resigned as Chairman, but not as a director, as of July 2, 2001. From 1991 to March 1999, Mr. Stasior served as the Chairman and Chief Executive Officer of Booz-Allen & Hamilton, Inc., one of the world's largest management and technology consulting firms; and, since March 1999, he continues to serve as such entity's Senior Chairman. Mr. Stasior currently serves on the Board of Advisors for both Northwestern University's Kellogg Graduate School of Management and INSEAD, the leading business school in Europe, and serves on the Board of Directors of Opnet Technologies, Inc., a publicly held software company that specializes in enhancing network performance for the Internet and other applications, and Rare Medium Group, Inc., a publicly held investment company. Mr. Stasior also serves on the Board of Advisors of Vanu, Inc., a developer of software-based radios. He is also a member of the Board of Directors of the United Negro College Fund, and chairs several of its committees. He is active in technical professional associations, and has served on various panels of the National Research Council. Mr. Stasior holds Masters and Bachelors degrees from Northwestern University, in Engineering and Computer Sciences.

     Joel L. Gold has served as a director of the Company since December 1995. He is currently Executive Vice President of Investment Banking of Berry Shino Securities, Inc., an investment banking firm located in New York City. From January 1999 until December 1999, he was an Executive Vice President of Solid Capital Markets, an investment banking firm also located in New York City. From September 1997 to January 1999, he served as a Senior Managing Director of
Interbank Capital Group, LLC, an investment banking firm also located in New York City. From April 1996 to September 1997, Mr. Gold was an Executive Vice President of LT Lawrence & Co., and from March 1995 to April 1996, a Managing Director of Fechtor Detwiler & Co., Inc., a representative of the underwriters for the Company's initial public offering. Mr. Gold was a Managing Director of Furman Selz Incorporated from January 1992 until March 1995. From April 1990 until January 1992, Mr. Gold was a Managing Director of Bear Stearns and Co., Inc. ("Bear Stearns"). For approximately 20 years before he became affiliated with Bear Stearns, he held various positions with Drexel Burnham Lambert, Inc. He is currently a director, and serves on the Compensation Committee of, PMCC Financial Corp. ("PMCC"), a publicly held specialty, consumer finance company.

     Benito R. Fernandez was appointed as a director of the Company as of June 12, 2001. Since 1986, Mr. Fernandez has been the President of Horizon Investors Corp., located in Albany, New York, an entity which owns, develops and manages real estate properties, and which also acts as agent for various companies in the health field, as well as the President of Horizon Hotels Corp., located in San Juan, Puerto Rico, which owns and manages hotel properties. In addition, since 1980, Mr. Fernandez has been the President of the Brooklyn Manor Group, located in Brooklyn, New York, an entity which owns and manages a health care facility and acts as a consultant to various health related facilities; and, since 1973, has been the President of Typhoon Fence of L.I., Inc., the operator of a fence construction company located in Long Island, New York. Mr. Fernandez, who was a former member of the Federal Reserve Bank of New York Advisory Council of Small Business and Agriculture, graduated from the City University of the City of New York in 1966, where he received his B.A. in Accounting. In 1999, he received The South Bronx Board of Trades and The Somos Uno Foundation Award for outstanding professional leadership in economic development; in 1995, he received the Bedford Stuyvesant Y.M.C.A. Man of the Year Award; and, in 1990, he received the New York State Puerto Rican/Hispanic Legislator Task Force Conference Center Award for excellence in advancing business opportunities for Puerto Ricans and Latinos.

     Christopher G. Payan joined the Company as its Vice President of Finance in July 2001; and, in October 2001, was appointed as its Senior Vice President, Secretary, Treasurer and Chief Financial Officer. From March 1995 through July 2001, Mr. Payan was employed by Arthur Andersen LLP, located in Melville, New York, one of the world's largest professional services firms, where he provided various audit, accounting, consulting and advisory services to various small and mid-sized companies in various industries. Mr. Payan is a certified public accountant and holds a Bachelors of Science degree in Accounting, graduating Cum Laude with Honors from C.W. Post - Long Island University.

     Dr. Nicholas Shashati has been the Director of Professional Services of the Company since July 1992 and, since March 1, 1998, the President of the Company's wholly owned subsidiary, VCC. Dr. Shashati earned a Doctor of Optometry degree from Pacific University of California in 1984, and received a Bachelor of Science degree in Visual Science from Pacific University and a Bachelor of Science degree in Biology from San Diego State University. Dr. Shashati is licensed as an optometrist in the States of New York, California, Arizona and Oregon. He is Chairperson for the Quality Assurance Committee of the Company, as well as a Practice Management Consultant.


      COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires EVI's executive officers and directors, and persons who own more than ten percent of a registered class of EVI's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and greater than ten percent shareholders are required, by SEC regulation, to furnish EVI with copies of all
Section 16(a) forms they may file.

     Based solely on a review of the copies of such forms furnished to EVI, or written representations that no Forms 5 were required, EVI believes that, during the year ended December 31, 2001, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with, except that Mr. Hillman filed his Form 3 after the required deadline and Mr. Fernandez filed certain of his Forms 4 after the required deadlines.

Item 11.   Executive Compensation

     The following Summary Compensation Table sets forth the compensation, for the three years ended December 31, 2001, of: (i) each individual who served as the Chief Executive Officer of EVI during the year ended December 31, 2001; (ii) each of the Company's two most highly-compensated executive officers who were serving as executive officers of the Company and/or VCC as of December 31, 2001; and (iii) one additional individual who would have been included with the individuals described in clause (ii) above, but for the fact that he was not serving as an executive officer of the Company as of December 31, 2001 (collectively, the "Named Executive Officers"):



                           SUMMARY COMPENSATION TABLE


                                                                            Long  Term
                                                                           Compensation
                                                                            Securities
                                 Fiscal      Annual Compensation            Underlying           All Other
Name and Principal Position       Year      Salary          Bonus          Stock Options       Compensation
-------------------------------  ------    --------------------------     ---------------     --------------


Robert S. Hillman,                2001      $115,345     $     -             500,000 (3)       $ 21,851
President  and Chief  Executive
Officer (1)

Michael C. McGeeney,              2001      $      -     $     -                   -           $      -
Former President and Chief
Executive Officer (5)

Gregory T. Cook,                  2001      $ 62,577 (7) $     -             250,000 (8)       $277,000 (9)
Former President and Chief        2000      $167,692 (10)$     -             800,000 (11)      $  2,000 (12)
Executive Officer (6)

George D. Papadopoulos,           2001      $163,673 (14)$     -             150,000 (15)      $      -
Former Senior Vice                2000      $ 96,154 (16)$     -             100,000 (17)      $      -
President, Chief Financial
Officer, Secretary and
Treasurer (13)

Dr. Nicholas Shashati,            2001      $102,000 (18)$     -             100,000 (19)      $ 24,200 (20)(21)
President - VisionCare of         2000      $102,000 (18)$     -                   -           $  6,000 (20)
California, Inc.                  1999      $102,000 (18)$     -              30,000 (8)       $  6,000 (20)


     (1) Mr. Hillman became the President and Chief Executive Officer of the Company on July 2, 2001.

     (2) Represents salary paid to Mr. Hillman for the period from July 2, 2001 through December 31, 2001.

     (3) 250,000 of these options will vest as follows: one-third on each of July 1, 2002, 2003 and 2004, provided that Mr. Hillman is still then employed by the Company. The balance of these options will vest on July 1, 2010 (provided that Mr. Hillman is still then employed by the Company); however, one-third of these options will sooner vest as of August 31st of any fiscal year ending June 30th that the Company achieves certain levels of Net Income, as defined in his Employment Agreement.

     (4) Represents automobile lease payments made on behalf of Mr. Hillman, and the costs of insuring such automobile; and corporate apartment lease payments made on behalf of Mr. Hillman.

     (5) Mr. McGeeney became the President of the Company's retail optical, laser and ambulatory surgery center businesses on January 16, 2001, and the President and Chief Executive Officer of the Company on March 22, 2001, which position he resigned from on June 29, 2001. Mr. McGeeney was employed and compensated by Goldin Associates, LLC, a firm retained by the Company, on January 16, 2001, to provide interim management services to the Company, at the direction of EVI's Board of Directors, which retention ceased on June 29, 2001.

     (6) Mr. Cook was appointed to the position of President and Chief Executive Officer of EVI's Internet division, effective February 22, 2000 and, effective as of April 18, 2000, as the Company's President and Chief Executive Officer, which positions he resigned from on March 27, 2001.

     (7) Represents salary paid to Mr. Cook for the period from January 1, 2001 through March 27, 2001.

     (8) All of these options are fully vested and  exercisable.

     (9) Represents severance paid to Mr. Cook upon the termination of his employment with the Company.

     (10) Represents salary paid to Mr. Cook for the period from March 1, 2000 through December 31, 2000.

     (11) One-third (33 1/3%) of these options vested on March 1, 2001, and remain outstanding and exercisable; and the balance of these options were cancelled as a result of Mr. Cook's resignation from the Company in March 2001.

     (12)  Represents  legal  fees  paid  to  Mr.  Cook's  attorney.

     (13) Mr. Papadopoulos became Vice President of the Company's Internet Division in March 2000 and, on March 22, 2001, became the Senior Vice President, Chief Financial Officer, Secretary and Treasurer, which positions he resigned from on December 14, 2001.

     (14) Represents salary paid to Mr. Papadopoulos for the period from January 1, 2001 through December 14, 2001.

     (15) All of these options vested and became fully exercisable on December 14, 2001.

     (16) Represents salary for the period from March 13, 2000 through December 31, 2000.

     (17) All of these options were cancelled on December 14, 2001, as a result of Mr. Papadopoulos' resignation from the Company.

     (18) Represents salary paid to Dr. Shashati by VCC.

     (19) One-third of these options are fully vested; and an additional one-third will vest on each of April 26, 2003 and 2004, provided that Dr. Shashati is then still employed by the Company.

     (20) Includes car allowance  payments made to Dr.  Shashati.

     (21) Includes fees paid to Dr. Shashati for other professional services provided to the Company.


                        OPTION GRANTS IN LAST FISCAL YEAR

     During the fiscal year ended December 31, 2001, EVI's Compensation Committee (the "Committee") granted the following options to the Named Executive
Officers:

     (i) On March 21, 2001, the Committee granted to George D. Papadopoulos, its then Senior Vice President, Chief Financial Officer, Secretary and Treasurer, additional options to purchase 150,000 shares of EVI's Common Stock, each of which has a term of ten (10) years and provides for an exercise price equal to the composite closing price of EVI's Common Stock, as quoted, at that time, on the Nasdaq National Market System (the "Closing Price") on the date of grant, and each of which became vested and immediately exercisable on December 14, 2001, the date of Mr. Papadopoulos' termination of employment with the Company;

     (ii) On March 23, 2001, the Committee granted to Gregory T. Cook, in connection with the termination of his employment by the Company, additional options to purchase 250,000 shares of EVI's Common Stock, each of which has a term of five (5) years and provides for an exercise price equal to the Closing Price on the date of grant, each of which options became immediately vested and exercisable;

     (iii) On April 26, 2001, the Committee granted to Dr. Nicholas Shashati, the President of VCC, additional options to purchase 100,000 shares of EVI's Common Stock, each of which has a term of ten (10) years and provides for an exercise price equal to the Closing Price on the date of grant. One-third (33.3%) of these options vested on April 26, 2002, and an additional one-third (33.3%) will vest on each of April 26, 2003 and 2004, provided that Dr. Shashati is then still employed by the Company;

     (iv) On July 2, 2001, the Committee granted to Mr. Robert S. Hillman, the Company's President and Chief Executive Officer, an aggregate of 500,000 options to purchase EVI's Common Stock, each of which has a term of ten (10) years and provides for and exercise price equal to the Closing Price on the date of grant. One-sixth (16.67%) of these options will vest on each of July 1, 2002, 2003 and 2004, provided Mr. Hillman is then still employed by the Company. The balance of these options (250,000) will vest on July 1, 2010 (provided that Mr. Hillman is then still employed by the Company); however, one-third (33.3%) of these remaining options will sooner vest as of August 31st of any fiscal year ending June 30th that the Company achieves certain levels of Net Income, as defined in his Employment Agreement;

     The following table sets forth information concerning the options granted during 2001 to each of the Company's Named Executive Officers:


                                         % of Total
                          Number of       Options                                     Potential Realizable Value of
                           Shares        Granted to     Exercise                      Assumed Annual Rates of Stock
                         Underlying     Employees in     Price                       Price Appreciation for Option Term
       Name           Options Granted   Fiscal Year    Per Share    Expiration Date          5%                10%
--------------------- ---------------- -------------- ------------- ---------------- ------------------ ----------------


Robert S. Hillman      500,000            22.8%         $0.43          7/02/11(*)      $  135,212         $   342,655
Gregory T. Cook        250,000            11.4%         $0.25          3/23/06         $   17,268         $    38,157
George D. Papadopoulos 150,000             6.8%         $0.22          3/21/11         $   20,754         $    52,594
Dr. Nicholas Shashati  100,000             4.6%         $0.33          4/26/11(*)      $   20,754         $    52,594


     (*) Subject to earlier cancellation ninety (90) days after the resignation or termination of the employee's employment by the Company.


                AGGREGATED OPTIONS EXERCISED IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                             Shares
                            Acquired                      Number of Securities
                               on          Value         Underlying Unexercised       Value of Unexercised In-the-Money
                            Exercise     Realized        Options at FY-End (#)             Options at FY-End ($)*
   Name                        (#)          ($)        Exercisable/Unexercisable        Exercisable/Unexercisable
------------------------- ------------ ------------ ------------------------------- ------------------------------------
Robert S. Hillman               -        $   -                  -0-/500,000                 $0.00/$0.00
Gregory T. Cook                 -        $   -              516,667/-0-                     $0.00/$0.00
George D. Papadopoulos          -        $   -              150,000/-0-                     $0.00/$0.00
Dr. Nicholas Shashati           -        $   -               73,333/100,000                 $0.00/$0.00


     * Based on the OTC Bulletin Board closing price for the last business day of the fiscal year ($0.095). The stock options granted to the Named Executive Officers have exercise prices as follows: Robert S. Hillman: 500,000 options at $0.43; Gregory T. Cook: 266,667 options at $8.06 and 250,000 options at $0.25; George D. Papadopoulos: 150,000 options at $0.22; and Dr. Nicholas Shashati:
10,000 options at $7.50,  10,000  options at $3.25,  20,000 options at $6.31 and
100,000 options at $0.33.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

     The current members of the Compensation Committee (the "Committee") are Dr. Alan Cohen, Mr. Joel L. Gold and Mr. Robert S. Hillman. Additionally, Mr. Gregory T. Cook, Dr. Robert Cohen and Mr. William F. Stasior served on the Committee at various times during 2001.

     Dr. Alan Cohen, who is a member of the Committee, was an executive officer of the Company until January 9, 2001, and has certain relationships with the Company, all as described below in "Certain Transactions and Other Matters". Dr. Robert Cohen, who was also a member of the Committee during 2001, was an executive officer of the Company until April 7, 2000, and has certain relationships with the Company, all as described below in "Certain Transactions and Other Matters". Mr. Hillman, who is also a member of the Committee, is an executive officer of the Company, and has certain relationships with the Company, all as described below in "Certain Transactions and Other Matters".


                              EMPLOYMENT CONTRACTS

     On June 6, 2001, the Company and Mr. Robert Hillman entered into an employment agreement pursuant to which he was appointed as the Company's President and Chief Executive Officer for a period of three (3) years, commencing July 2, 2001. Pursuant to said agreement, Mr. Hillman: (i) was initially paid an annual base salary of $250,000 per year; (ii) receives a monthly automobile allowance of $400.00 (which amount was subsequently increased to $850.00 per month); (iii) is entitled to the use of a corporate apartment to be leased and partially furnished by the Company; and (iv) is entitled to an annual bonus in an amount equal to ten percent (10%) by which the Net Income of the Company (as said term is defined in the Agreement) for any fiscal year ending June 30th, is not less than $2,000,000, which minimum Net Income will increase to the Net Income achieved by the Company during any fiscal year in which the Company was required to pay such annual bonus to Mr. Hillman, if any.

     Thereafter, on July 11, 2001, the members of the Compensation Committee agreed to reimburse Mr. Hillman for his moving expenses (in relocating to the United States), in the amount of $20,000. In addition, on December 15, 2001, Mr. Hillman and EVI modified his original agreement so as to: (i) require EVI to lease a new apartment for Mr. Hillman at a rental per month higher than that previously agreed to by the Committee; and (ii) reduce Mr. Hillman's annual base salary by the sum of $14,450 as a result thereof.

     In addition, Mr. Hillman, pursuant to the terms of said agreement, was granted: (i) 250,000 employee stock options, one-third (33.3%) of which will vest on each of July 1, 2002, 2003 and 2004, provided that Mr. Hillman is still then employed by the Company; and (ii) 250,000 additional employee stock options, each of which will vest on July 1, 2010 (provided that Mr. Hillman is still then employed by the Company); provided, however, that: (x) one-third (33.3%) of such additional options will vest as of August 31st of any year following the expiration of a fiscal year (ending June 30th) in which the Company has achieved Net Income (as defined in the agreement) of at least $2 million; (y) an additional one-third (33.3%) of such additional options will vest as of August 31st of any year following the expiration of a fiscal year (ending June 30th) in which the Company has achieved Net Income of at least $3 million; and (z) an additional one-third (33.3) of such additional options will vest as of August 31st of any year following the expiration of a fiscal year (ending June 30th) in which the Company has achieved Net Income of at least $4 million.


                       OPERATION OF THE BOARD OF DIRECTORS

     During the fiscal year ended December 31, 2001, the Board of Directors of Emerging held nine meetings in person, held two additional meetings telephonically, and acted by unanimous written consent six times. Each director (including Messrs. Gregory T. Cook and Suresh Mathews, who resigned as directors in March 2001, and Mr. Jerry Novack, who resigned as a director on April 15,
2002) attended at least 75% of the meetings held by the Board of Directors during the period in which such Director served, including the meetings held by the Committees on which such director served.

Committees of the Board
-----------------------

     The standing committees of the Board of Directors include the Executive Committee, the Audit Committee, the Compensation Committee and the Independent Committee.

     The Executive Committee, whose members currently are Robert Hillman, Joel Gold and Robert Cohen (and whose members, from time to time during the 2001 fiscal year, also included William Stasior, Gregory Cook and Alan Cohen) is generally authorized to exercise the powers of the Board of Directors in connection with the management of the Company; provided, however, that the Executive Committee does not have the authority to submit to shareholders any action that needs shareholder approval under law, fill vacancies in the Board of Directors or in any Committee, fix the compensation of Directors for serving on the Board of Directors or on any Committee, amend or repeal the By-Laws of the Company or adopt new by-laws of the Company, or amend the Company's Certificate of Incorporation. The Executive Committee was established in December 1995, and, during the year ended December 31, 2001, met once in person, and acted nine times by unanimous written consent.

     The Audit Committee, whose members currently are William Stasior, Benito Fernandez and Joel Gold (and whose members, from time to time during the 2001 fiscal year, also included Suresh Mathews), recommends the selection of the Company's independent auditors, receives reports from such independent auditors on any material recommendations made to management, and reviews, with the auditors, any material questions or problems with respect to the accounting records, procedures or operations of the Company which have not been resolved to their satisfaction after having been brought to the attention of management. The Audit Committee was established in December 1995 and met once in person during the year ended December 31, 2001, and three times telephonically.

     The Compensation Committee, whose members are Robert S. Hillman, Dr. Alan Cohen and Joel L. Gold (and whose members, from time to time during the 2001 fiscal year, also included William F. Stasior, Gregory T. Cook and Dr. Robert Cohen) administers Emerging's 1995 Stock Incentive Plan and recommends to the Board of Directors the salaries and bonuses of the executive officers of the Company. The Compensation Committee was established in December 1995 and, during the year ended December 31, 2001, met two times in person and acted two times by unanimous written consent.

     The Independent Committee, whose members are William F. Stasior, Benito R. Fernandez and Joel L. Gold (and whose members, from time to time during the 2001 fiscal year, also included Suresh Mathews), is generally authorized to review any transaction (or series of transactions) involving more than $10,000 in any single instance, or more than $50,000 in the aggregate (other than compensation matters which are determined by the Compensation Committee) between the Company and: (i) any of its directors, officers, principal shareholders, and/or each of their respective affiliates; or (ii) any employee of, or consultant to, the Company who also renders services to CFO and/or GVS, retail optical companies owned by certain shareholders of the Company, whether or not for compensation. The Independent Committee was established in December 1995 and, during the year ended December 31, 2001, met once in person and acted five times by unanimous written consent.


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

     On April 26, 2001, the Compensation Committee of the Board of Directors (and the Independent Committee as it relates to Drs. Robert and Alan Cohen) authorized the grant, to each of Dr. Robert Cohen, Dr. Alan Cohen and Joel L. Gold, options to purchase 100,000 shares of EVI's Common Stock, each of which options has a term of ten years, has an exercise price equal to the Closing Price on the date of grant ($0.33) and vested immediately; and on June 4, 2001, the Compensation Committee authorized the grant, to William F. Stasior, of options to purchase 100,000 shares of the EVI's Common Stock at an exercise price equal to the Closing Price on the date of grant ($0.27), which options have a term of ten years and vested immediately.

     Other than with respect to reimbursement of expenses, directors who are employees or officers of the Company will not receive additional compensation for serving as a director.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

I.      COMMON STOCK:

     The following table sets forth certain information, as of April 22, 2002, regarding the beneficial ownership of Emerging's Common Stock by: (i) each shareholder known by the Company to be the beneficial owner of more than five percent of the outstanding shares of EVI's Common Stock; (ii) each director of Emerging; (iii) each Named Executive Officer of the Company; and (iv) all directors and executive officers of the Company as a group. The percentages in the "Percent of Total Voting Power" column do not give effect to shares included in the "Beneficial Ownership" column as a result of the ownership of options or warrants. Unless otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares. The address of William F. Stasior is 3570 East Calle Porta De Acero, Tucson, Arizona 85718. The address of Benito R. Fernandez is 2830 Pitkin Avenue, Brooklyn, New York 11208. The address of Joel L. Gold is c/o Berry Shino Securities, 45 Broadway, New York, New York 10006. The address of Nicholas Shashati is c/o Sterling VisionCare, 9663 Tierra Grande Street, San Diego, California 92126. The address of all other persons listed below is 100 Quentin Roosevelt Boulevard, Garden City, New York 11530.


        Name                     Beneficial            Percent
                                 Ownership            of Class
------------------------      ---------------        -----------


Robert Hillman (a)(b)                 --  (1)             *

Michael C. McGeeney (c)               --                  *

Gregory T. Cook (c)              516,667  (2)            1.9%

William F. Stasior (a)           233,333  (3)             *

Dr. Robert Cohen (a)           1,389,490  (4)            5.0%

Dr. Alan Cohen (a)             1,589,490  (5)            5.7%

Joel L. Gold (a)                 126,500  (6)             *

Benito R. Fernandez (a)        5,457,075  (7)           18.8%

Dr. Nicholas Shashati (b)         73,333  (8)             *

George D. Papadopoulos (c)       150,000  (9)             *

All current directors and      8,869,221  (10)          28.9%
executive officers as a
group (8 persons) (d)

*        less than 1%
(a)      Director
(b)      Executive officer
(c)      Former director and/or executive officer
(d) Includes Christopher G. Payan, the Company's Senior Vice President, Chief Financial Officer, Secretary and Treasurer, but excludes Messrs. McGeeney, Cook and Papadopoulos.

     (1) This number excludes the right to acquire 500,000 shares of Common Stock pursuant to outstanding options, the exercisability of each of which are subject to certain vesting requirements.

     (2) This number represents the right to acquire 516,667 share of Common Stock upon the exercise of presently exercisable, outstanding options.

     (3) This number represents the right to acquire 233,333 shares of Common Stock upon the exercise of presently exercisable, outstanding options, but excludes an additional 66,667 options which are subject to certain vesting requirements.

     (4) This number includes the right to acquire 650,000 shares of Common Stock upon the exercise of presently exercisable, outstanding options.

     (5) This number includes the right to acquire 650,000 shares of Common Stock upon the exercise of presently exercisable, outstanding options, but excludes an additional: (i) 100,000 shares owned by Meryl Cohen, as custodian for each of Erica and Nicole Cohen, the children of Alan and Meryl Cohen, to which Dr. Cohen disclaims beneficial ownership; and (ii) 10,000 shares owned by Dr. Cohen, as custodian for each of Erica and Nicole Cohen, to which Dr. Cohen disclaims beneficial ownership.

     (6) This number includes 1,500 shares of Common Stock owned by Mr. Gold's children and the right to acquire 120,000 shares of Common Stock upon the exercise of presently exercisable, outstanding options, but excludes an additional 5,000 shares of Common Stock owned by Mr. Gold's wife, which Mr. Gold disclaims beneficial ownership of.

     (7) This number includes the right to acquire 2,000,000 shares of Common Stock upon the exercise of presently exercisable outstanding warrants issued to Horizon Investors Corp., a New York corporation principally owned by Mr. Fernandez ("Horizon") pursuant to presently exercisable warrants, but excludes an additional 500,000 options which are subject to certain vesting requirements.

     (8) This number represents the right to acquire 73,333 shares of Common Stock upon the exercise of presently exercisable, outstanding options, but excludes an additional 66,667 options which are subject to certain vesting requirements.

     (9) This number represents the right to acquire 150,000 shares of Common Stock upon the exercise of presently exercisable, outstanding options.

     (10) This number includes: (1) the right to acquire 3,726,666 shares of Common Stock upon the exercise of presently exercisable, outstanding options and warrants. In accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended, the 3,726,666 shares of Common Stock for which the Company's directors and executive officers, as a group, hold currently exercisable options and warrants, have been added to the total number of issued and outstanding shares of Common Stock solely for the purpose of calculating the percentage of such total number of issued and outstanding shares of Common Stock beneficially owned by such directors and executive officers as a group.

II       SENIOR CONVERTIBLE PREFERRED STOCK:

     Set forth below is the name, address, stock ownership and voting power of each person or group of persons known by the Company to own beneficially more than 5% of the outstanding shares of Emerging's Senior Convertible Preferred
Stock:



                                        Beneficial        Percent of
           Name                         Ownership            Class
-----------------------------------  ----------------  -----------------
Huberfeld/Bodner Family Foundation
152 West 57th Street
New York, NY 10019                        1.77 (1)            70.5%


Rita Folger
1257 East 24th Street
Brooklyn, NY 11210                         .74 (2)            29.5%
-----------------------------------  ----------------  -----------------

(*)   Less than 1%

(1) These shares are convertible into an aggregate of 236,000 shares of Common Stock and the holder thereof will be entitled to cast that number of votes at any meeting of shareholders.

(2) These shares are convertible into an aggregate of 98,667 shares of Common Stock and the holder thereof will be entitled to cast that number of votes at any meeting of shareholders.



Item 13.   Certain Relationships and Related Transactions


Cohen's Fashion Optical
-----------------------

     Drs. Robert and Alan Cohen are officers and directors of CFO, including its affiliate, Real Optical, LLC. ("REAL"). CFO, which has been in existence since 1978, owns a chain of company-operated and franchised retail optical stores doing business under the name "Cohen's Fashion Optical." As of April 22, 2002, CFO had 71 franchised stores and 13 company-owned stores (including one store operated by an affiliate of CFO under the name "Cohen's Optical"). In addition, CFO also licenses to retail optical stores the right to operate under the name "Cohen's Kids Optical" or "Ultimate Spectacle." As of April 22, 2002, there were two Ultimate Spectacle stores located in the State of New York; and REAL, as of such date, operated three stores (under the name "Cohen's Fashion Optical), all of which were located in New York State. CFO and REAL stores are similar to the Company's retail optical stores. CFO has been offering franchises since 1979 and currently has retail optical stores in the States of Connecticut, Florida, New Hampshire, Massachusetts, New Jersey and New York. In the future, Cohen's
Fashion Optical, Cohen's Kids Optical or Ultimate Spectacle stores may be located in additional states. As of April 22, 2002, approximately 20 CFO stores were located in the same shopping center or mall as, or in close proximity to, certain of the Company's retail optical stores. It is possible that one or more additional Cohen's Fashion Optical stores, Cohen's Kids Optical stores or Ultimate Spectacle stores may, in the future, be located near one or more of the Company's retail optical stores, thereby competing directly with such Company stores. In addition, the Company's stores and certain of CFO's stores jointly participate, as providers, under certain third party benefit plans obtained by either the Company or CFO, which arrangement is anticipated to continue in the future.

     In January 2002, the Company subleased from CFO, for a term of five years, a portion of the space then being leased by CFO in a building located at 100 Quentin Roosevelt Boulevard, Garden City, New York and, in connection therewith, relocated its principal executive offices to such premises. The Company believes that its rent with respect to such premises is equal to the fair market rental value of such space.

     Until January 10, 2002, the Company subleased, from a limited liability company owned by certain of the Company's principal shareholders, and shared with CFO and others, an office building located in East Meadow, New York. Occupancy costs were appropriately allocated based upon the applicable square footage leased by the respective tenants of the building. For the years ended December 31, 2001, 2000 and 1999, the Company paid approximately $440,000, $420,000 and $494,000, respectively, for rent and related charges for these offices. On January 10, 2002, the Company relocated its principal executive offices to 100 Quentin Roosevelt Boulevard, Garden City, New York, and, in connection therewith, entered into a sublease with CFO for one of the two floors then being subleased to CFO, for a term of five years. Occupancy costs are being allocated between the Company and CFO based upon the respective square footages being occupied. Management believes that its rent with respect to such premises is equal to the fair market rental value thereof.


General Vision Services
-----------------------

     In January 2001, GVS, a Delaware limited liability company located in New York City and beneficially owned, in principal part, by Drs. Robert and Alan Cohen and certain members of their respective, immediate families (collectively, the "Cohen Family") acquired substantially all of the assets of General Vision Services, Inc. As of April 22, 2002, GVS operated approximately 20 retail optical stores located in the New York metropolitan area, which stores are similar to the retail optical stores operated and franchised by the Company. In addition, GVS solicits and administers third party benefit programs similar to those being administered by the Company. It is possible that a GVS store, or another retail optical store which provides third party benefit plans administered by GVS, may now or in the future be located near one or more of the Company's retail optical stores and may be competing directly with such store.

     Furthermore, the Company, CFO and/or GVS jointly participate in certain third party benefit plans, and certain of the Company's retail optical stores, CFO's stores and GVS' stores participate as providers under third party benefit plans obtained by either the Company, CFO or GVS and, in all likelihood, will continue to do so in the future.

     In June 2001, the Company subleased to GVS its retail optical store (and the furniture, fixtures and equipment located therein), located in Nyack, New York, at a rent per month equal to the rent and additional rent payable under the Master Lease for such store, less a monthly rental credit, until May 31, 2003, of $2,500. Pursuant to the terms of such sublease, the Company will be required to transfer and convey to GVS all of such store's furniture, fixtures and equipment from and after June 15, 2003, provided GVS is not then in default in performing its obligations under such sublease.

     Further, in April 2002, Emerging sold to GVS, for the sum of $55,000, substantially all of the assets of one of its stores located in New York City, together with all of the capital stock of its wholly-owned subsidiary, Sterling Vision of 125th Street, Inc., which is the tenant under the Master Lease for such store.


Additional Agreements and Transactions Between the Company and the Cohen Family
--------------------------------------------------------------------------------

     During the fiscal year ended December 31, 2001, certain of the Company's real estate and construction supervisory service personnel were also employed by CFO in similar positions. The Company believes that the terms of this transaction was as favorable to the Company as could have been obtained from an unrelated party.


     On December 6, 2001,  the Company  borrowed  from  Broadway  Partners,  LLC
("Broadway"), a New York partnership owned by certain of Dr. Robert and Alan Cohen's children, the sum of $300,000, which loan, together with interest thereon, calculated at 1% above the prime rate of interest, was repaid to Broadway, in full, on January 23, 2002.

     During 2001, the Company purchased from City Lens, Inc. ("City Lens"), an ophthalmic lens laboratory owned, directly or indirectly, by members of the Cohen family, ophthalmic lenses and certain lens refinishing services for its Company-owned stores. For the year ended December 31, 2001, the total cost of such lenses and services purchased from City Lens, was approximately $243,000. The Company believes that the cost of such lenses and services were as favorable to the Company as those which could have been obtained from an unrelated third party.

Horizon Investors Corp. and Matters Relating to Benito R. Fernandez
-------------------------------------------------------------------

     In November 2001, Horizon Investors Corp. ("Horizon"), a New York corporation principally owned by Benito R. Fernandez, a Director of the Company, purchased from Rare Medium, Inc. ("Rare"), a portion (1,325,000) of the shares of EVI's Common Stock previously issued to Rare pursuant to its various agreements with such entity; and, in connection therewith, Horizon acquired Rare's right to require EVI to use its reasonable, good faith efforts to register all such shares under the Securities Act of 1933, as amended (the "Act").

     On December 3, 2001 and December 20, 2001, the Company borrowed from Horizon the sum of $150,000 and $300,000, respectively, each of which loans, together with interest thereon, calculated at 1% above the prime rate, were repaid by the Company, in full, on January 23, 2002.

     On January 23, 2002, the Company and Horizon entered into a series of agreements pursuant to which Horizon established, in favor of the Company, a credit facility, in the maximum amount of $1 million and, in connection therewith, the Company obtained from Horizon an initial advance thereunder, in the amount of $300,000. Loans under such credit facility: (i) are secured by a pledge to Horizon of a substantial portion of the Company's franchise notes receivable; (ii) must be in increments of at least $150,000; (iii) bear interest at the rate of 1% above the prime rate; and (iv) must be fully amortized (repaid) over the then remaining term of the facility, which will expire on January 23, 2004. In addition, pursuant to the terms of such agreements with Horizon, the Company: (i) is required to pay to Horizon a facility fee equal to 2% per annum of the average daily principal balance of the unused portion of the facility from time to time outstanding; (ii) issued to Horizon five-year warrants to purchase up to 2,500,000 shares of EVI's Common Stock at an exercise price of $0.01 per share, 2,000,000 of which warrants are presently exercisable and the balance of which will vest in increments of 250,000 provided there is due and owing to Horizon (and/or North Fork Bank), as of each of July 22, 2002 and October 22, 2002, any amounts under such credit facility (and/or under the Company's loan from North Fork Bank); (iii) is required to use its reasonable, good faith efforts to register, under the Act, the shares of EVI's Common Stock underlying such warrants; and (iv) is required to pay to Horizon an interest rate differential fee equal to the difference between the rate of interest actually paid, by the Company, to North Fork Bank on its $1 million term loan from such Bank (which loan was personally guaranteed by Horizon and Mr.
Fernandez and secured by Horizon's pledge, to the Bank, of a $1 million certificate of deposit) and 1% above the prime rate of interest.


Matters Relating to Robert S. Hillman
-------------------------------------

     In October 2001, the Company entered into a certain management agreement with H&H Optical, LLC ("H&H") (a Nevada limited liability company owned, in part, by Susan Hillman, the sister of Robert S. Hillman, the Company's President and CEO) to manage the operations of its store located in Palm Desert, California, and, in December 2001, similar management agreements were entered into with H&H to manage the operations of an additional three Company-owned stores located in the State of Minnesota. These management agreements generally have a term of 1 to 2 years, provide for the payment of additional rent and Advertising Fund contributions (based upon the gross revenues of the Sterling Stores in question), provide for a full rent subsidy by the Company, and provide H&H with an option to purchase the assets of each store, together with a Sterling Optical Center Franchise, for the same, upon the expiration of the respective terms thereof.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      EMERGING VISION, INC.


                                      By:  /s/  Robert S. Hillman
                                      ---------------------------------
                                           Robert S. Hillman
                                           President and Chief Executive Officer

                                      Date:  April 29, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                     Title                          Date
---------                     -----                          ----


/s/  Robert S. Hillman        President, Chief               April 29, 2002
-------------------------     Executive Officer
Robert S. Hillman             and Chairman of the
                              Board of Directors
                              (Principal Executive
                              Officer)


/s/  Christopher G. Payan     Senior Vice President,         April 29, 2002
-------------------------     Chief Financial Officer,
Christopher G. Payan          Secretary and Treasurer
                              (Principal Financial and
                              Accounting Officer)


/s/  Alan Cohen               Vice Chairman of the Board     April 29, 2002
--------------------------    of Directors
Alan Cohen


/s/  Robert Cohen             Director                       April 29, 2002
--------------------------
Robert Cohen


/s/  Joel L. Gold             Director                       April 29, 2002
--------------------------
Joel L. Gold


/s/  Benito R. Fernandez      Director                       April 29, 2002
--------------------------
Benito R. Fernandez


/s/  William F. Stasior       Director                       April 29, 2002
--------------------------
William F. Stasior