Form 10-Q
period 2002-03-31
EMERGING VISION INC
filed 2002-05-15
CIK 1002554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the quarterly period ended March 31, 2002

                                       OR

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from _____________ to _____________


          Commission file number: 1-14128


                              EMERGING VISION, INC.
             (Exact name of Registrant as specified in its Charter)


         New York                                        11-3096941
---------------------------                   ---------------------------------
 (State of Incorporation)                     (IRS Employer Identification No.)

                         100 Quentin Roosevelt Boulevard
                              Garden City, NY 11530
                           -- ----------------------
          (Address of Principal Executive Offices, including Zip Code)

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

                                            Yes  X            No  ___
                                               -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      There were 29,004,972 shares outstanding of the Registrant's Common Stock, par value $0.01 per share, as of May 13, 2002.

Item 1.  Financial Statements

                     EMERGING VISION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                                       March 31,       December 31,
                                                                                                          2002             2001
                                                                                                    ---------------  ---------------
                                                                                                      (Unaudited)
ASSETS
Current assets:
         Cash and cash equivalents                                                                    $    808          $  1,053
         Franchise receivables, net of allowance of $2,110 and $3,095,
                respectively                                                                             1,356             1,837
         Other receivables, net of allowance of $133 and $171, respectively                                819               739
         Current portion of franchise notes receivable                                                   2,901             2,993
         Inventories, net                                                                                  713               783
         Prepaid expenses and other current assets                                                         202                94
                                                                                                      ----------        ----------
                     Total current assets                                                                6,799             7,499
                                                                                                      ----------        ----------

Property and equipment, net                                                                                980             1,075
Franchise notes and other receivables, net of allowance of $3,326 and $3,326,
        respectively                                                                                       825               862
Intangible assets, net                                                                                   1,266             1,266
Other assets                                                                                               403               355
                                                                                                      ----------        ----------
                                Total assets                                                          $ 10,273          $ 11,057
                                                                                                      ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Current portion of long-term debt                                                            $    685          $    186
         Accounts payable and accrued liabilities                                                        6,523             7,122
         Accrual for store closings (Note 5)                                                               758               964
         Related party borrowings                                                                          150               750
         Net liabilities of discontinued operations                                                        218               235
                                                                                                      ----------        ----------
                     Total current liabilities                                                           8,334             9,257
                                                                                                      ----------        ----------

Long-term debt, net (Note 9)                                                                               611               363
                                                                                                      ----------        ----------
Related party borrowings                                                                                   138                -
                                                                                                      ----------        ----------
Franchise deposits and other liabilities                                                                   916               820
                                                                                                      ----------        ----------

Contingencies (Note 6)

Shareholders' equity
     Preferred stock, $0.01 par value per share; authorized 5,000,000 shares:
            Senior Convertible Preferred Stock, $100,000 liquidation preference per share;
                3 shares issued and outstanding                                                            287               287
     Common stock, $0.01 par value per share; authorized 50,000,000 shares;
            issued 27,187,309; and 27,004,972 shares outstanding                                           272               272
     Treasury stock, at cost, 182,337 shares                                                              (204)             (204)
     Additional paid-in capital                                                                        120,116           119,926
     Accumulated deficit                                                                              (120,197)         (119,664)
                                                                                                     -----------       -----------
                                  Total shareholders' equity                                               274               617
                                                                                                     -----------       -----------
                                  Total liabilities and shareholders' equity                         $  10,273         $  11,057
                                                                                                     ===========       ===========

     The accompanying notes are an integral part of these consolidated balance sheets.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In Thousands, Except Per Share Data)


                                                                                           For the Three Months Ended
                                                                                                   March 31,
                                                                                         -------------------------------
                                                                                               2002           2001
                                                                                         --------------- ---------------
Revenues:
         Net sales                                                                         $    2,990      $    2,840
         Franchise royalties                                                                    1,697           2,232
         Net gains and fees from the conveyance of Company-store assets to franchisees             -               88
         Interest on franchise notes                                                               85             299
         Other income                                                                              30               5
                                                                                           ------------    ------------
                          Total revenues                                                        4,802           5,464
                                                                                           ------------    ------------

Costs and expenses:

         Cost of sales                                                                            776             554
         Selling, general and administrative expenses                                           4,520           4,516
         Loss from franchised stores operated under management agreements                          -              113
         Non-cash charges for issuance of warrants and induced conversion of warrants              -              301
         Interest expense                                                                          39              21
                                                                                           ------------    ------------
                           Total costs and expenses                                             5,335           5,505
                                                                                           ------------    ------------

Loss from continuing operations before provision for income taxes                                (533)            (41)
Provision for income taxes                                                                         -                -
                                                                                           ------------    ------------
Loss from continuing operations                                                                  (533)            (41)
                                                                                           ------------    ------------

Discontinued operations (Note 3):
              Income from discontinued operations                                                  -              431
                                                                                           ------------    ------------
                           Net income (loss)                                               $     (533)     $      390
                                                                                           ============    ============

Per share information - basic and diluted (Note 4):

              Loss from continuing operations                                              $    (0.02)     $     0.00
              Income from discontinued operations                                                0.00            0.02
                                                                                           ------------    ------------
                      Net income (loss)                                                    $    (0.02)     $     0.02
                                                                                           ============    ============

Weighted-average number of common shares outstanding - basic and diluted                       26,409          25,381
                                                                                           ============    ============

     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                                   (Unaudited)
                                                                                            For the Three Months Ended
                                                                                                    March 31,
                                                                                         ---------------------------------
                                                                                         ----------------- ---------------
                                                                                               2002             2001
                                                                                         ----------------- ---------------
Cash flows from operating activities:
     Net loss from continuing operations                                                   $     (533)       $      (41)
         Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
            Depreciation and amortization                                                         126               184
            Provision for doubtful accounts                                                         5                75
            Non-cash charges related to options and warrants                                       18               301
            Charges related to long-lived assets                                                    -                21
        Changes in operating assets and liabilities:
                     Franchise and other receivables                                              304               125
                     Inventories                                                                   70                55
                     Prepaid expenses and other current assets                                   (108)               53
                     Other assets                                                                 (48)                2
                     Accounts payable and accrued liabilities                                    (516)             (502)
                     Franchise deposits and other liabilities                                      96                15
                     Accrual for store closings                                                  (206)                -
                                                                                            -----------      ------------
Net cash (used in) provided by operating activities                                              (792)              288
                                                                                            -----------      ------------

Cash flows from investing activities:
     Franchise notes receivable issued                                                            (10)             (301)
     Proceeds from franchise and other notes receivable                                           231               592
     Purchases of property and equipment                                                          (31)              (25)
                                                                                            -----------      ------------
Net cash provided by investing activities                                                         190               266
                                                                                            -----------      ------------

Cash flows from financing activities:
     Proceeds from borrowings                                                                   1,300                 -
     Payments on borrowings                                                                      (843)              (62)
        Acquisition of treasury shares                                                              -                (1)
                                                                                            -----------      ------------
Net cash provided by (used in) financing activities                                               457               (63)
                                                                                            -----------      ------------
Net cash (used in) provided by continuing operations                                             (145)              491
                                                                                            -----------      ------------
Net cash used in discontinued operations                                                         (100)           (1,826)
                                                                                            -----------      ------------
Net decrease in cash and cash equivalents                                                        (245)           (1,335)
Cash and cash equivalents - beginning of period                                                 1,053             5,215
                                                                                            -----------      ------------
Cash and cash equivalents - end of period                                                   $     808        $    3,880
                                                                                            ===========      ============

Supplemental disclosures of cash flow information: Cash paid during the period for:
        Interest                                                                            $      21        $       18
                                                                                            ===========      ============
        Taxes                                                                               $      44        $       29
                                                                                            ===========      ============

     Non-cash investing and financing activities:
        Net assets of franchise stores reacquired through exchange of receivables           $       -        $      304


     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                     EMERGING VISION, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                        (In Thousands, Except Share Data)



                                                                            Treasury
                                    Senior Convertible                       Stock,           Additional                   Total
                                     Preferred Stock        Common Stock     at cost           Paid-In    Accumulated  Shareholders'
                                    Shares    Amount   Shares       Amount   Shares   Amount   Capital      Deficit       Equity
                                    ------    ------  ----------   --------  ------   ------  ----------  -----------  ------------


BALANCE - DECEMBER 31, 2001              3   $  287   27,187,309   $   272   182,337  $(204)   $119,926    $(119,664)    $    617
                                    ------   ------   ----------   --------  -------  -----    --------    ---------     --------
Issuance of warrants in
   connection with financing
   arrangements (Note 9)                 -        -            -         -         -      -         190            -          190
Net loss                                 -        -            -         -         -      -           -         (533)        (533)
                                    ------   ------   ----------   --------  -------  -----    --------    ---------     --------
BALANCE - MARCH 31, 2002                 3   $  287   27,187,309   $   272   182,337  $(204)   $120,116    $(120,197)    $    274
                                    ======   ======   ==========   ========  =======  =====    ========    =========     ========





     The accompanying notes are an integral part of this consolidated statement.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION:

     The accompanying Consolidated Financial Statements of Emerging Vision, Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year-ended December 31, 2001. There have been no changes in significant accounting policies since December 31, 2001.


NOTE 2 - MANAGEMENT'S LIQUIDITY PLANS

     As of March 31, 2002, the Company had negative working capital of $1,535,000 (an improvement from $1,758,000 as of December 31, 2001), and cash on hand of $808,000. During the three months ended March 31, 2002, the Company used approximately $792,000 of cash in its operating activities. This usage was in line with management's plans and was mainly a result of $206,000 of costs related to the Company's store closure plan (Note 5), $516,000 related to the Company's settlement of certain accounts payable and accrued liabilities that existed as of December 31, 2001, and $108,000 related to the prepayment of certain other business expenses, offset in part by a $304,000 decrease in franchise and other receivables. Management anticipates that it will continue to incur significant costs in order to continue to close certain of its non-profitable Company-owned stores in its effort to eliminate future cash flow losses currently generated by such stores.

     The Company plans to continue to attempt to improve its cash flows during 2002 by improving store profitability through increased monitoring of store-by-store operations, closing non-profitable Company-owned stores, implementing reductions of administrative overhead expenses, where necessary and feasible, actively supporting development programs for franchisees, and seeking additional financing, if necessary and available. Management believes that with its plans to attempt to improve cash flows as discussed above, its existing cash, the collection of outstanding receivables, and the availability under its existing credit facility (Note 9), there will be sufficient liquidity available to the Company to continue in operation until at least the end of the second quarter of 2003. However, there can be no assurance that the Company will be able to achieve the aforementioned plans, or that additional financing will be available.


NOTE 3 - Discontinued Operations:

     On March 28, 2001, the Board of Directors decided that the Company should focus its efforts and resources on growing its retail optical business and, as a result, approved a plan to discontinue all other operations then being conducted by the Company. In connection with this decision, during 2001, the Company completed its plan of disposal of substantially all of the net assets of Insight Laser Centers, Inc. ("Insight Laser") - which operated three laser vision correction centers in the New York metropolitan area, Insight Laser Centers N.Y.I, Inc. (the "Ambulatory Center") - the owner of the assets of an ambulatory surgery center located in Garden City, New York, and its Internet Division - which was to provide a web-based portal being designed to take advantage of business-to-business opportunities in the optical industry. As a result, the remaining results of operations and cash flows of these divisions have been reflected as discontinued operations in the accompanying Consolidated Financial Statements.

     As of March 31, 2002 and December 31, 2001, respectively, net liabilities of $218,000 and $235,000 related to these discontinued operations were segregated on the accompanying Consolidated Balance Sheets. In addition, as of March 31, 2002 and December 31, 2001, approximately $58,000 and $141,000, respectively, was accrued as part of accounts payable and accrued liabilities on the accompanying Consolidated Balance Sheets, representing the remaining estimated costs associated with the Company's original plan of disposal.


NOTE 4 - PER SHARE INFORMATION:

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per common share
("Diluted EPS") is computed by dividing the net income (loss) by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company's Consolidated Statements of Operations. Common stock equivalents were excluded from the computation for all periods presented, as their impact would be anti-dilutive.

     The following table sets forth the computation of basic and diluted per share information:

                                                                                           For the Three Months Ended
                                                                                                   March 31,
                                                                                                 (In thousands)
                                                                                        ---------------------------------
                                                                                              2002              2001
                                                                                        ---------------    --------------
Numerator:

     Loss from continuing operations                                                      $   (533)          $    (41)
     Income from discontinued operations                                                         -                431
                                                                                          ----------         ----------
          Net (loss) income                                                               $   (533)          $    390
                                                                                          ==========         ==========

Denominator:

     Denominator for basic and diluted per share information -
          weighted average shares outstanding                                               26,409             25,381
                                                                                          ==========         ==========

Basic and Diluted Per Share Information:

     Loss from continuing operations                                                      $  (0.02)          $   0.00
     Income from discontinued operations                                                      0.00               0.02
                                                                                          ----------         ----------
          Net (loss) income                                                               $  (0.02)          $   0.02
                                                                                          ==========         ==========

NOTE 5 - PROVISION FOR STORE CLOSINGS:

     The Company follows the provisions of Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," and in accordance therewith, provides for losses it anticipates incurring with respect to those Company-owned stores that it has identified for future closure, at the time that management makes a formal commitment to any such plan of closure. The provision is recorded at the time the determination is made to close a particular store and is based on the expected net proceeds, if any, to be generated from the disposition of the store's assets, as compared to the carrying value (after consideration of impairment, if any) of such store's assets and the estimated costs (including lease termination costs and other expenses) that are anticipated to be incurred in the closing of the store in question. As of December 31, 2001, the Company had accrued for 11 store closings totaling approximately $964,000 (comprised of $766,000 in lease termination costs and $198,000 for other associated expenses). During the three months ended March 31, 2002, the Company successfully closed 2 of such stores and, as of March 31, 2002, $758,000 remains accrued as accrual for store closings on the accompanying Consolidated Balance Sheet. Additionally, in April 2002, the Company closed 4 more of such non-profitable Company-owned store locations. The Company anticipates completing its closure plan by the end of 2002.


NOTE 6 - Contingencies:

     In 1999, the Company commenced an action in the Supreme Court of the State of New York against Dr. Larry Joel and Apryl Robinson for amounts claimed due by the Company on a series of five separate Negotiable Promissory Notes (the "Notes"). The Notes were issued by corporations owned by the defendants in connection with their purchase of the assets of, and a Sterling Optical Center Franchise for, an aggregate of four of the Company's retail optical stores and an optical laboratory. The repayment of each of the Notes was personally guaranteed by each of the defendants. In response, the defendants asserted counterclaims in excess of $13,000,000 based upon the Company's alleged failure to comply with the terms of an oral, month-to-month consulting agreement between Dr. Joel and the Company, as well as to purchase the assets of various companies owned by Dr. Joel, including Duling Optical and D & K Optical - notwithstanding the fact that the parties failed to agree upon the terms of any such purchase, the parties failed to enter into any written agreement memorializing such a transaction, and the Company subsequently purchased such assets from Norwest Bank (which held a first lien on substantially all of the assets as collateral for various loans made to each of the entities, all of which were then in default) in a private foreclosure sale. In March 2001, the Appellate Division granted the Company's Motion for Summary Judgment on the issue of the defendants' liability, as guarantors of each of such Notes; and, in August 2001, the Court granted the Company's claim for damages in the approximate amount of $800,000, which the Company is seeking to enforce. In November 2001, the defendants each filed for protection under the U.S. Bankruptcy Code and, in February 2002, received a discharge in such proceedings, which the Company is presently attempting to overturn. In addition, in March 2001, the Company filed an additional Motion for Summary Judgment seeking dismissal of all of the defendants' counterclaims; and the defendant, Dr. Joel, thereafter filed a cross-motion seeking a determination that the Company breached the aforementioned oral, month-to-month consulting agreement and that he is, accordingly, entitled to damages of approximately $13,000,000, each of which motions were decided entirely in favor of the Company. Subsequently, on July 2, 2001, the defendants, without counsel, filed an appeal of this decision by the Court, which appeal has not yet been decided. Furthermore, in 1999, Apryl Robinson commenced an action in Kentucky against Larry Joel and the Company seeking an unspecified amount of damages, and alleging a myriad of claims, including fraud and misrepresentation. The Company is defending such action and intends to file a motion to dismiss the same based on the decisions in the New York action.

     In February 2000, Essilor Laboratories of America, L.P. commenced an action against the Company in the District Court of Dallas County, Texas seeking damages of approximately $250,000, representing the alleged unpaid cost of certain ophthalmic lenses previously purchased by the Company. In April 2002, the Company settled this action for approximately $50,000.

     In April 2000, the Company commenced an action in the Supreme Court of the State of New Jersey against Preit-Rubin, Inc. and Cumberland Mall Associates, the landlord of the former Sterling Optical Store located in Cumberland Mall, Vineland, New Jersey, seeking damages of approximately $200,000 as a result of the defendants alleged wrongful eviction of the Company from this location. In response thereto, the defendants asserted counterclaims of approximately $300,000 for lost rent and legal fees based upon the Company's alleged breach of the lease pursuant to which it occupied such Store.

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

     In February 2001, five of the Company's Site for Sore Eyes franchisees (owning an aggregate of seven franchised Site for Sore Eyes stores) commenced an action in the United States District Court for the Northern District of California seeking $35,000,000 of damages as a result of the Company's alleged breach of the respective Franchise Agreements whereby each franchisee/plaintiff operates its Site for Sore Eyes Optical store(s), fraud and violations of California law, as well as a declaratory judgment that each of the Franchise Agreements had been modified to afford each plaintiff certain rights which are in addition to those set forth in the applicable Franchise Agreements. On April 1, 2002, the parties entered into a Settlement Agreement, whereby the plaintiffs dismissed the action, with prejudice, in exchange for the Company agreeing to certain amendments to the Franchise Agreement pertaining to each of the aforementioned seven Site for Sore Eyes Optical Centers, and the Company and Site-Ncal Area Rep, LLC, a California limited liability company owned by the plaintiffs ("NCAL"), entering into an Area Representation Agreement whereby NCAL is authorized to solicit individuals that are interested in acquiring a franchise for one or more new Site for Sore Eyes retail optical stores to be opened in the San Francisco Bay area of California. Additionally, NCAL agreed to provide certain services to each such new franchisee, all in consideration for the Company's payment, to NCAL, of a portion of the initial franchise fees and continuing royalty fees to become payable to the Company under each new Franchise Agreement, as well as the Company's reimbursement of the estimated administrative costs and expenses to be incurred by NCAL in connection therewith.

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

     In February 2002, Kaye Scholer, LLP, the law firm previously retained by the Company as its outside counsel, commenced an action in the New York State Supreme Court seeking unpaid legal fees in the amount of $122,500. As of the date hereof, the Company has answered the Complaint in such action. The Company believes that it has a meritorious defense to such claim.

     In addition to the foregoing, the Company is a defendant in certain lawsuits alleging various claims incurred in the ordinary course of business, certain of which claims are covered by various insurance policies, subject to certain deductible amounts and maximum policy limits. In the opinion of management, the resolution of these claims should not have a material adverse effect, individually or in the aggregate, upon the Company's business or financial condition. Other than as set forth above, management believes that there are no other legal proceedings pending or threatened to which the Company is, or may be, a party, or to which any of its properties are or may be subject, which, in the opinion of management, will have a material adverse effect on the Company.


NOTE 7 - RELATED PARTY TRANSACTIONS:

     On December 3, 2001 and December 20, 2001, respectively, the Company's Board of Directors authorized the Company to borrow $150,000 and $300,000 from Horizon Investors Corp. ("Horizon"), a New York corporation principally owned by a director and principal shareholder of the Company. The loan was payable on demand, together with interest calculated at the prime rate plus 1%. The Company repaid these loans (which aggregated $450,000 as of December 31, 2001), in full, on January 23, 2002 (Note 9).

     On December 6, 2001, the Company's Board of Directors authorized the Company to borrow $300,000 from Broadway Partners LLC, a partnership owned by certain of the children of certain of the Company's principal shareholders and directors. The loan was payable on demand, together with interest calculated at the prime rate plus 1%. The Company repaid this loan ($300,000 as of December 31, 2001), in full, on January 23, 2002 (Note 9).

     Until January 10, 2002, the Company subleased, from a limited liability company owned by certain of the Company's principal shareholders and directors, and shared with Cohen Fashion Optical, Inc. ("CFO"), a retail optical chain owned by certain of the principal shareholders and directors of the Company, and other tenants, an office building located in East Meadow, New York. Occupancy costs were appropriately allocated based upon the applicable square footage leased by the respective tenants of the building. For the year ended December 31, 2001, the Company paid approximately $440,000 for rent and related charges for these offices. On January 10, 2002, the Company relocated to an office building located in Garden City, New York, and entered into a sublease with CFO for one of the two floors then being subleased to CFO. The Company estimates that its new annual rent will be approximately $163,000. Occupancy costs are being allocated between the Company and CFO based upon the respective square footages being occupied. Management believes that such sublease is at fair market value.

     In April 2002, the Company sold to General Vision Services LLC, a retail optical chain owned by certain of the principal shareholders and directors of the Company, and members of their respective immediate families, for the sum of $55,000, substantially all of the assets of one of its stores located in New York City, together with all of the capital stock of its wholly-owned subsidiary, Sterling Vision of 125th Street, Inc., which is the tenant under the Master Lease for such store.

     In the ordinary course of business, largely due to the fact that the entities occupy office space in the same building, and in an effort to obtain savings with respect to certain administrative costs, the Company and CFO will, at times, share in the costs of minor expenses. Management believes that these expenses have been appropriately accounted for herein.

     In the opinion of management, all of the above transactions were conducted at "arms-length."


NOTE 8 - SHAREHOLDERS' EQUITY:

Issuance of Warrants in Connection with Financing Arrangements

     On January 23, 2002, in connection with obtaining its financing arrangements (Note 9), the Company granted Horizon an aggregate of 2,500,000 warrants (1,750,000 of which were immediately exercisable, with the balance vesting in quarterly increments of 250,000, beginning April 22, 2002, so long as any amounts remain unpaid under the secured term note and/or credit facility). Each warrant has a five-year term and provides for an exercise price of $0.01 per share. The fair value of the warrants issued (valued using the Black-Scholes model) was approximately $234,000. On May 5, 2002, Horizon exercised 2,000,000 of such warrants.


NOTE 9 - FINANCING ARRANGEMENTS

     On  January  23,  2002,   the  Company   secured  two  separate   financing
arrangements as follows:

     Secured Term Note. The Company entered into a secured term note for $1,000,000 with an independent financial institution. This note is repayable in 24 equal monthly installments of $41,666, and bears interest as defined (4.95% at the inception of the note, and subsequently amended on April 1, 2002 to 3.95%). The note is fully collateralized/guaranteed by a $1,000,000 certificate of deposit posted by Horizon, a related party (Note 7), at the same financial institution.

     Credit Facility. The Company entered into an agreement with Horizon to borrow up to a maximum of $1,000,000. This credit facility bears interest at the prime rate plus 1% (5.5% as of the date of the loan agreement), provided for an initial advance of $300,000, requires minimum incremental advances of $150,000, matures on January 22, 2004, requires ratable monthly principal and interest payments of each borrowing, amortizable through the maturity date of the facility, is fully collateralized by the Company's qualifying franchise notes (as referenced by a pledge agreement), and requires the payment of a facility fee of 2% per annum, payable monthly, on the unused portion of the credit facility. As of the date hereof, $700,000 remained available to the Company under the credit facility.

     Simultaneous with obtaining the above financing, the Company repaid its outstanding related party borrowings totaling $750,000, plus interest (Note 7). In consideration for providing access to the credit facility and guaranteeing the term note, the Company granted Horizon an aggregate of 2,500,000 warrants, the fair value of which was $234,000 (Note 8). The net proceeds received were allocated based on the relative fair values of the debt and the warrants. Accordingly, $810,000 was allocated to the debt, and $190,000 was allocated to the warrants as a discount to the debt to be amortized as interest expense over the term of the note (2 years). For the three months ended March 31, 2002, approximately $18,000 of such discount was amortized and recognized as interest expense in the accompanying Consolidated Statement of Operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

     This Report  contains  certain  forward-looking  statements and information relating to the Company that is based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. When used in this Report, the words "anticipate", "believe", "estimate", "expect", and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events, are not guarantees of future performance and are subject to certain risks and uncertainties. These risks and uncertainties may include: product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products, services and pricing; product development, commercialization and technological difficulties; and the outcome of current and future litigation. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, or expected. The Company does not intend to update these forward-looking statements.


Results of Operations

For the Three Months Ended March 31, 2002 compared to March 31, 2001

     Net sales for Company-owned stores, including revenues generated by the Company's wholly owned subsidiary, VisionCare of California ("VCC"), a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care, increased by approximately $150,000, or 5.3%, to $2,990,000 for the three months ended March 31, 2002, as compared to $2,840,000 for the comparable period in 2001. While there was a lower average number of Company-owned stores in operation during the three months ended March 31, 2002, as compared to the same period in 2001, as described below, the non-comparative stores in operation during the three months ended March 31, 2002, outperformed the non-comparative stores in operation during the comparable period in 2001. As of March 31, 2002, there were 199 Sterling Stores in operation, consisting of 33 Company-owned stores (including 8 Company-owned stores being managed by franchisees) and 166 franchised stores, as compared to 223 Sterling Stores in operation for the comparable period in 2001, consisting of 39 Company-owned stores (including 12 Company-owned stores being managed by franchisees) and 184 franchised stores (including 3 stores being managed by the Company on behalf of franchisees). On a same store basis (for stores that operated as a Company-owned store during both of the three month periods ended March 31, 2002 and 2001), comparative net sales decreased by $203,000, or 10.6%, to $1,714,000 for the three months ended March 31, 2002, as compared to $1,917,000 for the comparable period in 2001. Management believes that this decline was a direct result of a general downturn in the economy that carried from the end of 2001 into the beginning of 2002.

     Franchise royalties decreased by $535,000, or 24.0%, to $1,697,000 for the three months ended March 31, 2002, as compared to $2,232,000 for the comparable period in 2001. This decrease was as a result of a lower average number of franchised stores in operation during the three month period ended March 31, 2002, as compared to 2001, as described above.

     For the three months ended March 31, 2002, there were no net gains and fees from the conveyance of Company-owned store assets to franchisees (including initial franchise fees). For the comparable period in 2001, the Company recognized $88,000 of such gains and fees. This decrease was due to the fact that the Company did not convey to franchisees (and thus did not realize a gain on) any assets of Company-owned stores during the three months ended March 31, 2002.

     Interest on franchise notes receivable decreased by $214,000, or 71.6%, to $85,000 for the three months ended March 31, 2002, as compared to $299,000 for the comparable period in 2001. This decrease was due to several franchise notes maturing, a decrease in the principal balance of several franchisees notes and fewer notes being generated during the three months ended March 31, 2002, as compared to the comparable period in 2001.

     Other income increased to $30,000 for the three months ended March 31, 2002, as compared to $5,000 for the comparable period in 2001, primarily due to an increase in franchise fee income (related to renewals and/or transfers) of $20,000 during the three months ended March 31, 2002.

     The Company's gross profit margin decreased by 6.5% to 74.0% for the three months ended March 31, 2002, as compared to 80.5% for the comparable period in 2001. In an effort to remain competitive with other retail optical chains in the industry during the economic downturn, the Company reduced the selling prices on many of its products by a substantial amount, thus causing profit margins to decrease. Further, in the first quarter of 2001, the Company obtained better discounts from certain of its vendors than in the comparable period in 2002. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competitive pricing, and promotional incentives

     Selling, general and administrative expenses remained relatively constant during the three-month periods ended March 31, 2002 and 2001. Management anticipates that it will reduce its selling, general and administrative expenses during 2002 through closure of its non-profitable Company-owned stores, implementing reductions of administrative overhead expenses where necessary and feasible, and closer monitoring of store-by-store and corporate operations.

     There were no non-cash charges for issuance of warrants and induced conversion of warrants for the three months ended March 31, 2002. However, the Company has certain outstanding contingent warrants that become exercisable upon the achievement, by the Company, of certain predetermined EBITDA targets. Due to these contingencies, the future valuation of the contingent warrants, if and when they become exercisable, will result in charges to the Company's results of operations in future periods. The significance of these charges, if any, will be dependent upon the fair market value of the Company's common stock at the time that the respective EBITDA targets are achieved.

     Loss from the operation of franchised stores managed by the Company was $113,000 for the three months ended March 31, 2001. There was no such loss for the three months ended March 31, 2002, as there are no longer any franchised stores being managed by the Company on behalf of franchisees.

     Interest expense increased $18,000, to $39,000 for the three months ended March 31, 2002 as compared to $21,000 for the comparable period in 2001. This increase was primarily due to the amortization of the discount associated with the related party debt financing obtained in January 2002 (Note 9).


Liquidity and Capital Resources

     For the three months ended March 31, 2002, the Company used approximately $792,000 of cash in its operating activities. This usage was in line with management's plans and was mainly a result of $206,000 of costs related to the Company's store closure plan (Note 5), $516,000 related to the Company's settlement of certain accounts payable and accrued liabilities that existed as of December 31, 2001, and $108,000 related to the prepayment of certain other business expenses, offset in part by a $304,000 decrease in franchise and other receivables.

     For the three months ended March 31, 2002, cash flows provided by investing activities were $190,000, as compared to $266,000 for the comparable period in 2001. This decrease was principally due to a decrease of approximately $361,000, to $231,000, in proceeds from franchise and other notes receivables, and a decrease of approximately $291,000 in notes issued by franchisees.

     For the three months ended March 31, 2002, cash flows provided by financing activities were $457,000, principally due to the $1,300,000 of financing the Company received in January 2002 (Note 9), offset principally by the repayment of $750,000 of related party borrowings.

     As of March 31, 2002, the Company had negative working capital of $1,535,000 (an improvement from $1,758,000 as of December 31, 2001), and cash on hand of $808,000.





     On  January  23,  2002,   the  Company   secured  two  separate   financing
arrangements, as follows:

     Secured Term Note. The Company entered into a secured term note for $1,000,000 with an independent financial institution. This note is repayable in 24 equal monthly installments of $41,666, and bears interest as defined (4.95% at the inception of the note, and subsequently amended on April 1, 2002 to 3.95%). The note is fully collateralized/guaranteed by a $1,000,000 certificate of deposit posted by Horizon, a related party, at the same financial institution.

     Credit Facility. The Company entered into an agreement with Horizon to borrow up to a maximum of $1,000,000. This credit facility bears interest at the prime rate plus 1% (5.5% as of the date of the loan agreement), provided for an initial advance of $300,000, requires minimum incremental advances of $150,000, matures on January 22, 2004, requires ratable monthly principal and interest payments of each borrowing, amortizable through the maturity date of the facility, is fully collateralized by the Company's qualifying franchise notes (as referenced by a pledge agreement), and requires the payment of a facility fee of 2% per annum, payable monthly, on the unused portion of the credit facility.

     Simultaneous with obtaining the above financing, the Company repaid outstanding related party borrowings due to Horizon and Broadway totaling $750,000, plus interest. In consideration for providing access to the credit facility and guaranteeing the term note, the Company granted Horizon an aggregate of 2,500,000 warrants (1,750,000 of which were immediately exercisable, with the balance vesting in quarterly increments of 250,000, beginning April 22, 2002, so long as any amounts remain unpaid under the secured term note and/or credit facility). Each warrant has a five-year term and provides for an exercise price of $0.01. As of the date hereof, remaining availability under the credit facility was approximately $700,000.

     The Company plans to continue to attempt to improve its cash flows during 2002 by improving store profitability through increased monitoring of store-by-store operations, closing non-profitable Company-owned stores, implementing reductions of administrative overhead expenses, where necessary and feasible, actively supporting development programs for franchisees, and by seeking additional financing, if necessary and available. Management believes that with its plans to attempt to improve cash flows as discussed above, its existing cash, the collection of outstanding receivables, and the availability under its existing credit facility (Note 9), there will be sufficient liquidity available to the Company to continue in operation until at least the end of the second quarter of 2003. However, there can be no assurance that the Company will be able achieve the aforementioned plans, or that additional financing will be available.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The Company presently has outstanding certain equity instruments with beneficial conversion terms. Accordingly, the Company, in the future, could incur non-cash charges to equity (as a result of the exercise of such beneficial conversion terms), which would have a negative impact on future per share calculations.

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     In April 2000, the Company commenced an action in the Supreme Court of the State of New Jersey against Preit-Rubin, Inc. and Cumberland Mall Associates, the landlord of the former Sterling Optical Store located in Cumberland Mall, Vineland, New Jersey, seeking damages of approximately $200,000 as a result of the defendants alleged wrongful eviction of the Company from this location. In response thereto, the defendants asserted counterclaims of approximately $300,000 for lost rent and legal fees based upon the Company's alleged breach of the lease pursuant to which it occupied such Store.

     In February 2002, Kaye Scholer, LLP, the law firm previously retained by the Company as its outside counsel, commenced an action in the New York State Supreme Court seeking unpaid legal fees in the amount of $122,500. As of the date hereof, the Company has answered the Complaint in such action. The Company believes that it has a meritorious defense to such claim.


Item 2. Changes in Securities and Use of Proceeds.

     On January 23, 2002, the Company issued warrants to Horizon to purchase an aggregate of 2,500,000 shares of its Common Stock at an exercise price of $0.01 per share, in consideration for providing the Company access to a $1,000,000 credit facility and for guaranteeing a $1,000,000 term note made by the Company in favor of an independent financial institution. The issuance of these securities was exempt from registration requirements pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.


Item 3. Defaults Upon Senior Securities.

Not applicable.


Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.


Item 5. Other Information.

Not applicable.


Item 6. Exhibits and Reports on Form 8-K.

A.    Exhibits

Not applicable.


B.    Reports on Form 8-K

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


                                 EMERGING VISION, INC.
                                 (Registrant)


                                 BY: /s/ Robert S. Hillman
                                 ---------------------------------------------
                                    Robert S. Hillman
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                 BY: /s/ Christopher G. Payan
                                 ---------------------------------------------
                                    Christopher G. Payan
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


                                 Dated: May 15, 2002