Form 10-Q
period 2002-06-30
EMERGING VISION INC
filed 2002-08-19
CIK 1002554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the quarterly period ended June 30, 2002

                                       OR

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from _____________ to _____________

      Commission file number: 1-14128

                              EMERGING VISION, INC.
             (Exact name of Registrant as specified in its Charter)


              New York                                11-3096941
     ----------------------------        -----------------------------------
       (State of Incorporation)           (IRS Employer Identification No.)

                         100 Quentin Roosevelt Boulevard
                           Garden City, New York 11530
              ----------------------------------------------------
          (Address of Principal Executive Offices, including Zip Code)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of August 12, 2002, there were 29,490,620 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

Item 1.  Financial Statements

                     EMERGING VISION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                                    June 30,         December 31,
                                                                                                      2002               2001
                                                                                                 --------------     -------------
                                                                                                   (Unaudited)

                                     ASSETS
Current assets:
         Cash and cash equivalents                                                                  $    743          $   1,053
         Franchise receivables, net of allowance of $2,164 and $3,095, respectively                    1,295              1,837
         Other receivables, net of allowance of $52 and $171, respectively                               370                739
         Current portion of franchise notes receivable                                                 2,338              2,993
         Inventories, net                                                                                592                783
         Prepaid expenses and other current assets                                                       223                 94
                                                                                                    ---------         ----------
                     Total current assets                                                              5,561              7,499
                                                                                                    ---------         ----------

Property and equipment, net                                                                              911              1,075
Franchise notes and other receivables, net of allowance of $3,223 and $3,326, respectively             1,247                862
Goodwill, net                                                                                          1,266              1,266
Other assets                                                                                             302                355
                                                                                                    ---------         ----------
                     Total assets                                                                   $  9,287          $  11,057
                                                                                                    =========         ==========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
         Current portion of long-term debt, net                                                     $    587          $     186
         Accounts payable and accrued liabilities                                                      6,527              7,122
         Accrual for store closings (Note 6)                                                             472                964
         Related party borrowings                                                                        150                750
         Net liabilities of discontinued operations                                                      220                235
                                                                                                    ---------         ----------
                     Total current liabilities                                                         7,956              9,257
                                                                                                    ---------         ----------

Long-term debt, net (Note 10)                                                                            552                363
                                                                                                    ---------         ----------
Related party borrowings                                                                                 100                  -
                                                                                                    ---------         ----------
Franchise deposits and other liabilities                                                                 902                820
                                                                                                    ---------         ----------
Contingencies (Note 7)

Shareholders' equity:
     Preferred stock, $0.01 par value per share; 5,000,000 shares authorized:
       Senior Convertible Preferred Stock, $100,000 liquidation preference per
          share; 1 and 3 shares issued and outstanding, respectively                                      74                287
     Common stock, $0.01 par value per share; 50,000,000 shares authorized; 29,422,957 and
        27,187,309 shares issued, respectively, and 29,240,620 and 27,004,972 shares outstanding,
        respectively                                                                                     294                272
     Treasury stock, at cost, 182,337 shares                                                            (204)              (204)
     Additional paid-in capital                                                                      120,345            119,926
     Accumulated deficit                                                                            (120,732)          (119,664)
                                                                                                   ----------         ----------
                     Total shareholders' equity (deficit)                                               (223)               617
                                                                                                   ----------         ----------
                     Total liabilities and shareholders' equity (deficit)                          $     287          $  11,057
                                                                                                   ==========         ==========

     The accompanying notes are an integral part of these consolidated balance sheets.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In Thousands, Except Per Share Data)


                                                                   For the Three Months          For the Six Months
                                                                      Ended June 30,               Ended June 30,
                                                                  ------------------------     -----------------------
                                                                      2002       2001              2002       2001
                                                                  ------------------------     -----------------------
Revenues:
       Net sales                                                    $  2,084    $  2,900         $  5,074   $  5,740
       Franchise royalties                                             1,690       2,098            3,387      4,330
       Net gains from the conveyance of Company-owned
          store assets to franchisees, and other fees                      7          34                7        122
       Interest on franchise notes receivable                             89         256              174        555
       Other income                                                       66          19               96         58
                                                                    ---------   ---------        ---------  ---------
          Total revenues                                               3,936       5,307            8,738     10,805
                                                                    ---------   ---------        ---------  ---------

Costs and expenses:
       Cost of sales                                                     626         652            1,402      1,206
       Selling, general and administrative expenses                    3,648       4,559            8,168      9,405
       Loss from franchised stores operated under
          management agreements                                            -         134                -        247
       Interest expense                                                   59          19               98         45
                                                                    ---------   ---------        ---------  ---------
          Total costs and expenses                                     4,333       5,364            9,668     10,903
                                                                    ---------   ---------        ---------  ---------

       Loss from continuing operations before provision for
          income taxes                                                  (397)        (57)            (930)       (98)
       Provision for income taxes                                          -           -                -          -
                                                                    ---------   ---------        ---------  ---------
          Loss from continuing operations                               (397)        (57)            (930)       (98)
                                                                    ---------   ---------        ---------  ---------

Discontinued operations (Note 3):
   Income (loss) from discontinued operations                           (120)      1,064             (120)     1,495
                                                                    ---------   ---------        ---------  ---------
          Net income (loss)                                         $   (517)   $  1,007         $ (1,050)  $  1,397
                                                                    =========   =========        =========  =========

Per share information - basic and diluted (Note 5):

       Loss from continuing operations                              $  (0.02)   $   0.00         $  (0.04)  $   0.00
       Income (loss) from discontinued operations                       0.00        0.04             0.00       0.06
                                                                    ---------   ---------        ---------  ---------
          Net income (loss)                                         $  (0.02)   $   0.04         $  (0.04)  $   0.06
                                                                    =========   =========        =========  =========

Weighted-average number of common shares    outstanding -
   basic and diluted                                                  28,396      25,556           27,700     25,469
                                                                    =========   =========        =========  =========


     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In Thousands)

                                                                                    For the Six Months
                                                                                      Ended June 30,
                                                                                ---------------------------
                                                                                    2002           2001
                                                                                ---------------------------
Cash flows from operating activities:
   Net loss from continuing operations                                           $   (930)      $    (98)
      Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
         Depreciation and amortization                                                246            669
         Provision for doubtful accounts                                              106              7
         Non-cash charges related to options and warrants                              41            165
         Charges related to long-lived assets                                          36             21
         Changes in operating assets and liabilities:
            Franchise and other receivables                                           195           (558)
            Inventories                                                               154            (90)
            Prepaid expenses and other current assets                                (129)           101
            Other assets                                                               53             75
            Accounts payable and accrued liabilities                                 (595)            86
            Franchise deposits and other liabilities                                   82           (265)
            Accrual for store closings                                               (492)             -
                                                                                 ---------      ---------
Net cash (used in) provided by operating activities                                (1,233)           113
                                                                                 ---------      ---------

Cash flows from investing activities:
   Franchise notes receivable issued                                                  (31)          (231)
   Proceeds from franchise and other notes receivable                                 948          1,018
   Purchases of property and equipment                                               (118)          (229)
                                                                                 ---------      ---------
Net cash provided by investing activities                                             799            558
                                                                                 ---------      ---------

Cash flows from financing activities:
   Proceeds from the exercise of stock warrants                                        20              -
   Proceeds from borrowings                                                         1,300              -
   Payments on borrowings                                                          (1,061)          (118)
   Acquisition of treasury shares                                                       -             (1)
                                                                                 ---------      ---------
Net cash provided by (used in) financing activities                                   259           (119)
                                                                                 ---------      ---------
Net cash (used in) provided by continuing operations                                 (175)           552
                                                                                 ---------      ---------
Net cash used in discontinued operations                                             (135)        (3,840)
                                                                                 ---------      ---------
Net decrease in cash and cash equivalents                                            (310)        (3,288)
Cash and cash equivalents - beginning of period                                     1,053          5,215
                                                                                 ---------      ---------
Cash and cash equivalents - end of period                                        $    743       $  1,927
                                                                                 =========      =========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                                   $     61       $     45
                                                                                 =========      =========
      Taxes                                                                      $     47       $     50
                                                                                 =========      =========
Non-cash investing and financing activities:
   Franchise store assets reacquired                                             $      -       $    349
   Issuance of common shares for consulting services                                    -            165


     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                        (In Thousands, Except Share Data)




                                                                            Treasury
                                    Senior Convertible                       Stock,           Additional                   Total
                                     Preferred Stock        Common Stock     at cost           Paid-In    Accumulated  Shareholders'
                                    Shares    Amount   Shares       Amount   Shares   Amount   Capital      Deficit       Equity
                                    ------    ------  ----------   --------  ------   ------  ----------  -----------  ------------


BALANCE - DECEMBER 31, 2001              3   $  287   27,187,309   $   272   182,337  $(204)   $119,926    $(119,664)    $    617
                                    ------   ------   ----------   --------  -------  -----    --------    ---------     --------
Issuance of warrants in
   connection with financing
   arrangements (Note 10)                -        -            -         -         -      -         190            -          190
Issuance of common shares upon
   conversion of Senior Convertible
   Preferred Stock (Note 9)             (2)    (213)     235,648         2         -      -         229          (18)           -
Exercise of stock warrants (Note 9)      -        -    2,000,000        20         -      -           -            -           20
Net loss                                 -        -            -         -         -      -           -       (1,050)      (1,050)
                                    ------   ------   ----------   --------  -------  -----    --------    ---------     --------
BALANCE - JUNE 30, 2002                  1   $   74   29,422,957   $   294   182,337  $(204)   $120,345    $(120,732)    $   (223)
                                    ======   ======   ==========   ========  =======  =====    ========    =========     ========




     The accompanying notes are an integral part of this consolidated statement.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

     The accompanying Consolidated Financial Statements of Emerging Vision, Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented, have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2001. There have been no changes in significant accounting policies since December 31, 2001.


NOTE 2 - MANAGEMENT'S LIQUIDITY PLANS

     As of June 30, 2002, the Company had negative working capital of $2,395,000 and cash on hand of $743,000. During the six months ended June 30, 2002, the Company used approximately $1,233,000 of cash in its operating activities. This usage was in line with management's plans and was mainly a result of $492,000 of costs related to the Company's store closure plan (Note 6), $595,000 of costs related to the Company's settlement of certain accounts payable and accrued liabilities that existed as of December 31, 2001, and $129,000 related to the prepayment of certain other business expenses offset, in part, by a $195,000 decrease in franchise and other receivables. Management anticipates that it will continue to incur significant costs in order to continue to close certain of its non-profitable Company-owned stores, all in its effort to eliminate future cash flow losses currently generated by such stores.

     The Company plans to continue to attempt to improve its cash flows during 2002 by improving store profitability through increased monitoring of store-by-store operations, closing non-profitable Company-owned stores, implementing reductions of administrative overhead expenses where necessary and feasible, actively supporting development programs for franchisees, and seeking additional financing, if available. Management believes that with the successful implementation of the aforementioned plans to attempt to improve cash flows, its existing cash, the collection of outstanding receivables, and the availability under its existing credit facility (Note 10), there will be sufficient liquidity available for the Company to continue in operation until at least the end of the third quarter of 2003. However, there can be no assurance that the Company will be able to achieve the aforementioned plans, or that additional financing will be available.

     In this regard, on April 29, 2002, the Board of Directors (the "Board") unanimously approved of the Company's initiation of a shareholder rights offering (Note 9), pursuant to which the Company will attempt to raise approximately $2,000,000 of gross proceeds from the sale of additional shares of its Common Stock to its existing shareholders.


NOTE 3 - DISCONTINUED OPERATIONS:

     On March 28, 2001, the Board decided that the Company should focus its efforts and resources on growing its retail optical business and, as a result, approved a plan to discontinue all other operations then being conducted by the Company. In connection with this decision, during 2001, the Company completed its plan of disposal of substantially all of the net assets of Insight Laser Centers, Inc. ("Insight Laser") - which operated three laser vision correction centers in the New York metropolitan area, Insight Laser Centers N.Y.I, Inc. (the "Ambulatory Center") - which owned the assets of an ambulatory surgery center located in Garden City, New York, and its Internet Division - which was to provide a web-based portal designed to take advantage of business-to-business opportunities in the optical industry. As a result, the remaining results of operations and cash flows of these divisions have been reflected as discontinued operations in the accompanying Consolidated Financial Statements.

     As of June 30, 2002 and December 31, 2001, net liabilities of discontinued operations of $220,000 and $235,000, respectively, were segregated on the accompanying Consolidated Balance Sheets. In addition, as of June 30, 2002 and December 31, 2001, respectively, approximately $120,000 and $141,000 was accrued as part of accounts payable and accrued liabilities on the accompanying Consolidated Balance Sheets, representing the remaining estimated costs associated with the Company's original plan of disposal, and additional accrued costs associated with the Company's guarantee of certain potential continuing liabilities of the Ambulatory Center (Note 7).


NOTE 4 - SIGNIFICANT ACCOUNTING POLICY - REVENUE RECOGNITION

     The Company generally charges franchisees a nonrefundable initial franchise fee. Initial franchise fees are recognized at the time all material services required to be provided by the Company have been substantially performed. Continuing franchise royalty fees are based upon a percentage of the gross revenues generated by each franchised location and are recorded as earned, subject to meeting all of the requirements of SAB 101 described below.

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

     The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Accordingly, revenues are recorded when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company's price to the buyer is fixed or determinable, and collectibility is reasonably assured. To the extent that collectibility of royalties and/or interest on franchise notes is not reasonably assured, the Company recognizes such revenue when the cash is received.

     The Company also follows the provisions of Emerging Issues Task Force ("EITF") Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including Reseller of the Vendor's Products)" and, accordingly, accounts for discounts, coupons and promotions (that are offered to its customers) as a direct reduction of sales.


NOTE 5 - PER SHARE INFORMATION:

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per common share
("Diluted EPS") is computed by dividing the net income (loss) by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company's Consolidated Statements of Operations. Common stock equivalents were excluded from the computation for all periods presented, as their impact would have been anti-dilutive.

     The following table sets forth the computation of basic and diluted per share information (in thousands, except per share data):


                                                                For the Three Months Ended         For the Six Months Ended
                                                                         June 30,                         June 30,
                                                                    2002          2001                 2002        2001
                                                                --------------------------         ------------------------
Numerator:

   Loss from continuing operations                                $  (397)      $   (57)            $   (930)    $   (98)
   Conversion of Senior Convertible
      Preferred Stock                                                 (18)            -                  (18)          -
                                                                  --------      --------            ---------    --------
   Numerator for basic and diluted per share
      information - loss attributable to common
      shareholders                                                   (415)          (57)                (948)        (98)
                                                                  --------      --------            ---------    --------

Basic and Diluted:

   Loss attributable to common shareholders                          (415)          (57)                (948)        (98)
   Income (loss) from discontinued operations                        (120)        1,064                 (120)      1,495
                                                                  --------      --------            ---------    --------
      Net income (loss) available (attributable) to
         common shareholders                                       $ (535)      $ 1,007             $ (1,068)    $ 1,397
                                                                  ========      ========            =========    ========

Denominator:

   Denominator for basic and diluted per share
      information - weighted-average number of
      common shares outstanding                                    28,396        25,556               27,700      25,469
                                                                  ========      ========            =========    ========

Basic and Diluted Per Share Information:

   Loss attributable to common shareholders                       $ (0.02)      $  0.00             $  (0.04)    $  0.00
   Income (loss) from discontinued operations                        0.00          0.04                 0.00        0.06
                                                                  --------      --------            ---------    --------
      Net income (loss) available (attributable) to
         common shareholders                                      $ (0.02)      $  0.04             $  (0.04)    $  0.06
                                                                  ========      ========            =========    ========

NOTE 6 - PROVISION FOR STORE CLOSINGS:

     The Company follows the provisions of Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," and in accordance therewith, provides for losses it anticipates incurring with respect to those Company-owned stores that it has identified for future closure, at the time that management makes a formal commitment to any such plan of closure. The provision is recorded at the time the determination is made to close a particular store and is based on the expected net proceeds, if any, to be generated from the disposition of the store's assets, as compared to the carrying value (after consideration of impairment, if any) of such store's assets and the estimated costs (including lease termination costs and other expenses) that are anticipated to be incurred in the closing of the store in question. As of December 31, 2001, the Company had accrued approximately $964,000 (comprised of $766,000 in lease termination costs and $198,000 for other associated expenses) related to its anticipated closure of 11 stores. During the six months ended June 30, 2002, the Company successfully closed 6 of such stores and, as of June 30, 2002, $472,000 remained accrued as accrual for store closings on the accompanying Consolidated Balance Sheet. The Company anticipates completing its closure plan by the end of 2002.

NOTE 7 - CONTINGENCIES:

Litigation

     In 1999, the Company commenced an action in the Supreme Court of the State of New York against Dr. Larry Joel and Apryl Robinson for amounts claimed due by the Company on a series of five separate Negotiable Promissory Notes (the "Notes"). The Notes were issued by corporations owned by the defendants in connection with their purchase of the assets of, and a Sterling Optical Center Franchise for, an aggregate of four of the Company's retail optical stores and an optical laboratory. The repayment of each of the Notes was personally guaranteed by each of the defendants. In response, the defendants asserted counterclaims in excess of $13,000,000 based upon the Company's alleged failure to comply with the terms of an oral, month-to-month consulting agreement between Dr. Joel and the Company, as well as to purchase the assets of various companies owned by Dr. Joel, including Duling Optical and D & K Optical - notwithstanding the fact that the parties failed to agree upon the terms of any such purchase, the parties failed to enter into any written agreement memorializing such a transaction, and the Company subsequently purchased such assets from Norwest Bank (which held a first lien on substantially all of the assets as collateral for various loans made to each of the entities, all of which were then in default) in a private foreclosure sale. In March 2001, the Appellate Division granted the Company's Motion for Summary Judgment on the issue of the defendants' liability, as guarantors of each of such Notes; and, in August 2001, the Court granted the Company's claim for damages in the approximate amount of $800,000, which the Company is seeking to enforce. In November 2001, the defendants each filed for protection under the U.S. Bankruptcy Code and, in February 2002, received a discharge in such proceedings, which the Company is presently attempting to overturn. In addition, in March 2001, the Company filed an additional Motion for Summary Judgment seeking dismissal of all of the defendants' counterclaims; and the defendant, Dr. Joel, thereafter filed a cross-motion seeking a determination that the Company breached the aforementioned oral, month-to-month consulting agreement and that he is, accordingly, entitled to damages of approximately $13,000,000, each of which motions were decided entirely in favor of the Company. Subsequently, on July 2, 2001, the defendants, without counsel, filed an appeal of this decision by the Court, which appeal has not yet been decided. Furthermore, in 1999, Apryl Robinson commenced an action in Kentucky against Larry Joel and the Company seeking an unspecified amount of damages and alleging a myriad of claims, including fraud and misrepresentation. The Company is defending such action and intends to file a motion to dismiss the same based on the decisions in the New York action.

     In 1999, Berenter Greenhouse and Webster, the advertising agency previously utilized by the Company, commenced an action, against the Company, in the New York State Supreme Court, New York County, for amounts alleged to be due for advertising and related fees. The amounts claimed by the plaintiff are in excess of $200,000. In response to this action, the Company filed counterclaims of approximately $500,000, based upon estimated overpayments allegedly made by the Company pursuant to the agreement previously entered into between the parties. As of the date hereof, this action was still in the discovery stage.

     In February 2000, Essilor Laboratories of America, L.P. commenced an action against the Company in the District Court of Dallas County, Texas seeking damages of approximately $250,000, representing the alleged unpaid cost of certain ophthalmic lenses previously purchased by the Company. In April 2002, the Company settled this action for approximately $50,000.

     In April 2000, the Company commenced an action in the Supreme Court of the State of New Jersey against Preit-Rubin, Inc. and Cumberland Mall Associates, the landlord of the former Sterling Optical Store located in Cumberland Mall, Vineland, New Jersey, seeking damages of approximately $200,000 as a result of the defendants alleged wrongful eviction of the Company from this location. In response thereto, the defendants asserted counterclaims of approximately $100,000 plus legal fees based upon the Company's alleged breach of the lease pursuant to which it occupied such store. Thereafter, the defendant filed a motion for summary judgment seeking a dismissal of the Company's claims, which motion has not yet been decided by the Court. Although the Company believes that it has a meritorious defense to the defendant's counterclaims, there can be no assurance that it will be successful in the defense thereof.

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

     In May 2002, a class action was commenced in the California Superior Court, Los Angeles County, against the Company and VisionCare of California ("VCC"), a wholly owned subsidiary of the Company, by Consumer Cause, Inc. seeking: (i) a preliminary and permanent injunction enjoining the defendants from their continued alleged violation of the California Business and Professions Code (the "California Code"); and (ii) restitution based upon the defendants' alleged illegal charging of dilation fees during the four year period immediately preceding the date of the plaintiff's commencement of such action. In its complaint, the plaintiff alleges that VCC's employment of licensed optometrists, as well as its operation (under the name Sterling VisionCare) of optometric offices in locations which are usually situated adjacent to the Company's retail optical stores located in the State of California, violates certain provisions of the California Code and seeks to permanently enjoin VCC from continuing to operate in such manner. EVI and VCC intend to vigorously defend this action and believe that they have meritorious defenses to the plaintiff's allegations, which defenses will include a claim that VCC is a Specialized Health Care Maintenance Organization which has been specifically licensed, under the California Knox Keene Health Care Service Plan Act of 1975, to provide the identical services which the plaintiff seeks to enjoin. However, there can be no assurance that EVI and VCC will be successful in such defense of this action. As of the date hereof, the action has been transferred to the Court located in Orange County, California and is in its preliminary stages.

     On August 2, 2002, Sterling Advertising, Inc. ("SAI"), a wholly owned subsidiary of the Company, commenced an action in the New York State Supreme Court, Nassau County, against Harvey Herman Associates, Inc. ("HHA"), an advertising agency previously retained by SAI, seeking damages, in the estimated amount of $150,000, as a result of HHA's alleged failure to provide certain of the services otherwise required of it pursuant to the terms of a certain Client-Agency Agreement, dated July 9, 2001, between SAI and HHA. Thereafter, HHA, on August 6, 2002, commenced an action in the New York State Supreme Court, New York County, against EVI, Sterling Optical and Site For Sore Eyes, seeking damages in the approximate amount of $90,000, based upon one or more additional agreements allegedly entered into between HHA, Site For Sore Eyes and/or Sterling Optical, which, in the opinion of SAI, required HHA to perform certain services which were already included within the scope of the services required to be performed, by HHA, under such Client-Agency Agreement. As of the date hereof, SAI intends to file a motion, with the Nassau County Court, seeking a transfer of the New York action to Nassau County and consolidating the same with SAI's action pending in such Nassau County court.

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


Guarantees

     In connection with the Company's sale of the Ambulatory Center on May 31, 2001 (Note 2), the Company agreed to guarantee certain of the potential ongoing liabilities of the Ambulatory Center. As of December 31, 2001, the Company had accrued $104,000 for estimated guaranteed liabilities in 2002. During the six months ended June 30, 2002, the Company accrued an additional $120,000 for such estimated guaranteed liabilities in 2002, representing the estimated cash flow losses of the Ambulatory Center through the date hereof, based on information provided by the owner. Although the term of the Company's guarantee (of such liabilities) will not expire until April 2008, its exposure thereunder may, in the future, be reduced, on a pro-rata basis, based upon the ability of the current owner to attract additional investors who agree to guarantee all or a portion thereof. However, there can be no assurance that such liabilities will be so reduced and, as a result, the Company could in the future continue to incur further costs associated with such guarantee should the Ambulatory Center continue to generate cash flow losses.

     As of June 30, 2002, the Company was a guarantor of certain leases of retail optical stores franchised and subleased to its franchisees. In the event that all of such franchisees defaulted on their respective subleases, the Company would be obligated for aggregate lease obligations of approximately $2,682,000.


NOTE 8 - RELATED PARTY TRANSACTIONS:

     On December 3, 2001 and December 20, 2001, respectively, the Board authorized the Company to borrow $150,000 and $300,000 from Horizons Investors Corp. ("Horizons"), a New York corporation principally owned by a director and principal shareholder of the Company. The loan was payable on demand, together with interest calculated at the prime rate plus 1%. The Company repaid these loans (which aggregated $450,000 as of December 31, 2001), in full, on January 23, 2002 (Note 10).

     On December 6, 2001, the Board authorized the Company to borrow $300,000 from Broadway Partners LLC, a partnership owned by certain of the children of certain of the Company's principal shareholders and directors. The loan was payable on demand, together with interest calculated at the prime rate plus 1%. The Company repaid this loan ($300,000 as of December 31, 2001), in full, on January 23, 2002 (Note 10).

     Until January 10, 2002, the Company subleased, from a limited liability company owned by certain of the Company's principal shareholders and directors, and shared with Cohen Fashion Optical, Inc. ("CFO"), a retail optical chain owned by certain of the principal shareholders and directors of the Company, and other tenants, an office building located in East Meadow, New York. Occupancy costs were appropriately allocated based upon the applicable square footage leased by the respective tenants of the building. For the year ended December 31, 2001, the Company paid approximately $440,000 for rent and related charges for these offices. On January 10, 2002, the Company relocated to an office building located in Garden City, New York, and entered into a sublease with CFO for one of the two floors then being subleased to CFO. The Company estimates that its new annual rent will be approximately $163,000. Occupancy costs are being allocated between the Company and CFO based upon the respective square footages being occupied. Management believes that the sublease is at fair market rental value.

     In April 2002, the Company sold substantially all of the assets of one of its stores located in New York City, together with all of the capital stock of its wholly-owned subsidiary, Sterling Vision of 125th Street, Inc., which is the tenant under the master lease for such store, to General Vision Services LLC, a retail optical chain owned by certain of the principal shareholders and directors of the Company and members of their respective immediate families, for the sum of $55,000.

     On July 23, 2002, the Board authorized the Company to borrow $300,000 from one of its principal shareholders and directors. The loan was payable on August 10, 2002, together with interest in an amount equal to 1% of the principal amount of such loan. The Company repaid this loan, in full, on August 8, 2002 (Note 10).

     In the ordinary course of business, largely due to the fact that the entities occupy office space in the same building, and in an effort to obtain savings with respect to certain administrative costs, the Company and CFO will, at times, share in the costs of minor expenses. Management believes that these expenses have been appropriately accounted for by the Company.

     In the opinion of management, all of the above transactions were conducted at "arms-length."


NOTE 9 - SHAREHOLDERS' EQUITY:

Issuance of Warrants in Connection with Financing Arrangements

     On January 23, 2002, in connection with obtaining its financing arrangements (Note 10), the Company granted Horizons an aggregate of 2,500,000 warrants (1,750,000 of which were immediately exercisable, with the balance vesting in quarterly increments of 250,000, beginning April 22, 2002, subject to any amounts then remaining unpaid under the secured term note and/or credit facility). The warrants have a five-year term and provide for an exercise price of $0.01 per share. The fair value of these warrants (valued using the Black-Scholes model) was approximately $234,000. On May 1, 2002, Horizons exercised 2,000,000 of such warrants. Additionally, on July 22, 2002, Horizons exercised an additional 250,000 of such warrants.

Increase in Authorized Number of Shares of Common Stock

     On April 29, 2002, the Board unanimously voted to recommend to the shareholders that the Company's Certificate of Incorporation be amended to increase the number of authorized shares of its Common Stock from 50,000,000 to 150,000,000 shares, and to increase the total number of authorized shares of its capital stock from 55,000,000 to 155,000,000. On July 11, 2002, the Company's shareholders approved of such amendment, which was thereafter filed by the Company.

Shareholder Rights Offering

     On April 29, 2002, the Board unanimously approved of the Company's initiation of a shareholder rights offering (the "Rights Offering), pursuant to which, on a date to be established by the Board, the Company will grant each holder of shares of its Common Stock the right to purchase one additional share of Common Stock (the "Purchased Share"), at a price per share to be established by the Board, for each share of Common Stock owned by such shareholder as of a record date also to be established by the Board. For each right that is exercised by a shareholder, such shareholder will receive one Purchased Share together with a warrant to purchase one additional share of Common Stock at a price to be established by the Board (the "Warrant"). The Company will attempt to raise approximately $2,000,000 of gross proceeds in the Rights Offering.

Conversion of Senior Convertible Preferred Stock

     In April 1998, the Company issued a series of its Preferred Stock, par value $0.01 per share (the "Senior Convertible Preferred Stock"), together with warrants (all of which expired in February 2001) to acquire shares of its Common Stock. Each share of Senior Convertible Preferred Stock had a liquidation preference of $100,000, and was originally convertible into Common Stock at a price of $5.00 per share. In December 1999, the conversion price was reduced to $0.75 per share for all of the remaining holders of Senior Convertible Preferred

Stock. As of December 31, 2001, there were 2.51 shares of Senior Convertible Preferred Stock outstanding with a stated value of $251,000.

     On June 8, 2002, one of the remaining two holders of the Company's Senior Convertible Preferred Stock exercised its right to convert an aggregate of $177,736 stated value of Senior Convertible Preferred Stock, into an aggregate of 235,648 shares of the Company's Common Stock.


NOTE 10 - FINANCING ARRANGEMENTS

     On  January  23,  2002,   the  Company   secured  two  separate   financing
arrangements as follows:

     Secured Term Note
     -----------------

     The Company entered into a secured term note for $1,000,000 with an independent financial institution. This note is repayable in 24 equal monthly installments of $41,666, and bears interest as defined (4.95% at the inception of the note, and subsequently amended on April 1, 2002 to 3.95%). The note is fully collateralized by a $1,000,000 certificate of deposit posted by Horizons, a related party (Note 8), at the same financial institution.

     Credit Facility
     ---------------

     The Company entered into an agreement with Horizons to borrow up to a maximum of $1,000,000. This credit facility bears interest at the prime rate plus 1% (5.5% as of the date of the loan agreement), provided for an initial advance of $300,000, requires minimum incremental advances of $150,000, matures on January 22, 2004, requires ratable monthly principal and interest payments of each borrowing, is amortizable through the maturity date of the facility, is fully collateralized by a pledge of certain of the Company's qualifying franchise notes, and requires the payment of a facility fee of 2% per annum, payable monthly, on the unused portion of the credit facility.

     Simultaneous with obtaining the above financing, the Company repaid its outstanding related party borrowings totaling $750,000, plus interest (Note 8). In consideration for providing access to the credit facility and guaranteeing the term note, the Company granted Horizons an aggregate of 2,500,000 warrants, the fair value of which was $234,000 (Note 9). The net proceeds received were allocated based on the relative fair values of the debt and the warrants. Accordingly, $810,00 0 was allocated to the debt, and $190,000 was allocated to the warrants as a discount to the debt to be amortized as interest expense over the term of the note (2 years). For the six months ended June 30, 2002, approximately $41,000 of such discount was amortized and recognized as interest expense in the accompanying Consolidated Statement of Operations.

     On August 8, 2002, the Company obtained an additional advance under the credit facility of $300,000, the proceeds of which were used to repay an outstanding related party borrowing (Note 8). As of the date hereof, $450,000 remained available to the Company under the credit facility.

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations
         -------------------------

     This Report  contains  certain  forward-looking  statements and information relating to the Company that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. When used in this Report, the words "anticipate", "believe", "estimate", "expect", and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events, are not guarantees of future performance and are subject to certain risks and uncertainties. These risks and uncertainties may include: product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products, services and pricing; product development, commercialization and technological difficulties; and the outcome of pending and future litigation. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as "anticipated", "believed", "estimated", or "expected". The Company does not intend to update these forward-looking statements.


Results of Operations

For the Three and Six Months Ended June 30, 2002, as Compared to the Comparable
-------------------------------------------------------------------------------
Periods in 2001
---------------

     Net sales for Company-owned stores, including revenues generated by the Company's wholly-owned subsidiary, VisionCare of California, a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care, decreased by approximately $816,000, or 28.1%, to $2,084,000 for the three months ended June 30, 2002, as compared to $2,900,000 for the comparable period in 2001, and decreased by approximately $666,000, or 11.6%, to $5,074 ,000 for the six months ended June 30, 2002, as compared to $5,740,000 for the comparable period in 2001. These decreases were primarily due to the lower average number of Company-owned stores in operation during the three and six months ended June 30, 2002, as compared to the same periods in 2001. These decreases were in line with management's expectations due to the plan to close the Company's non-profitable Company-owned stores.

     As of June 30, 2002, there were 187 stores in operation, consisting of 32 Company-owned stores (including 10 Company-owned stores being managed by franchisees) and 155 franchised stores, as compared to 218 stores in operation as of June 30, 2001, consisting of 28 Company-owned stores (including 12 Company-owned stores being managed by franchisees) and 180 franchised stores (including 2 stores being managed by the Company on behalf of franchisees). On a same store basis (for stores that operated as a Company-owned store during both of the three and six month periods ended June 30, 2002 and 2001), comparative net sales decreased by $344,000, or 22.7%, to $1,171,000 for the three months ended June 30, 2002, as compared to $1,515,000 for the comparable period in 2001, and decreased by $460,000 or 14.5%, to $2,716,000 for the six months ended June 30, 2002, as compared to $3,176,000 for the comparable period in 2001. Management believes that this decline was a direct result of the general downturn in the economy that has occurred during 2002.

     Franchise royalties decreased by $408,000, or 19.4%, to $1,690,000 for the three months ended June 30, 2002, as compared to $2,098,000 for the comparable period in 2001, and decreased by $943,000, or 21.8%, to $3,387,000 for the six months ended June 30, 2002, as compared to $4,330,000 for the comparable period in 2001. These decreases were primarily a result of a lower average number of franchised stores in operation during the three and six month periods ended June 30, 2002 as compared to 2001, as described above.

     For the three and six months ended June 30,  2002,  there was $7,000 of net gains from the conveyance of Company-owned store assets to franchisees (including initial franchise fees). For the three and six month periods ended June 30, 2001, the Company recognized $34,000 and $122,000, respectively, of such gains and fees. These decreases were due to the fact that the Company did not convey to franchisees (and thus did not realize a gain on) any assets of Company-owned stores during the three and six months ended June 30, 2002.

     Interest on franchise notes receivable decreased by $167,000, or 65.2%, to $89,000 for the three months ended June 30, 2002, as compared to $256,000 for the comparable period in 2001, and decreased by $381,000, or 68.6%, to $174,000 for the six months ended June 30, 2002, as compared to $555,000 for the comparable period in 2001. These decreases were primarily due to numerous franchise notes maturing, principal payments on the balance of franchise notes, and fewer new notes being generated during the three and six month periods ended June 30, 2002 as compared to the comparable periods in 2001.

     Other income increased to $66,000 for the three months ended June 30, 2002, as compared to $19,000 for the comparable period in 2001, and increased to $96,000 for the six months ended June 30, 2002, as compared to $58,000 for the comparable period in 2001. These increases were primarily due to an increase in certain franchise related fees (related to renewals and/or transfers of franchise agreements) during the three and six months ended June 30, 2002.

     The Company's gross profit margin decreased by 8.7%, to 68.8% for the three months ended June 30, 2002, as compared to 77.5% for the comparable period in 2001, and decreased by 7.1%, to 71.9% for the six months ended June 30, 2002, as compared to 79.0% for the comparable period in 2001. In an effort to remain competitive with other retail optical chains during the economic downturn in 2002, the Company substantially reduced the selling prices on many of its products, thus causing profit margins to decrease. Further, during the three and six months ended June 30, 2002, the Company, largely due to a decrease, from the comparable periods in 2001, of its financial resources, was unable to obtain the same discounts from certain of its vendors than in the comparable periods in 2001, and, additionally, was unable to take advantage of certain product purchase discounts tied to prompt payment. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competitive pricing, promotional incentives, and the ability of the Company to take advantage of purchase discounts.

     Selling, general and administrative expenses decreased by $911,000, or 20.0%, to $3,648,000 for the three months ended June 30, 2002, as compared to $4,559,000 for the comparable period in 2001, and decreased by $1,237,000, or 13.2%, to $8,168,000 for the six months ended June 30, 2002, as compared to $9,405,000 for the comparable period in 2001. These decreases were a direct result of the closure of non-profitable Company-owned stores during 2002, management's implementation of reductions of administrative overhead expenses, and closer monitoring of store-by-store and corporate operations.

     The Company has certain outstanding contingent warrants that become exercisable upon the achievement, by the Company, of certain predetermined EBITDA targets. Due to these contingencies, the future valuation of these contingent warrants, if and when they become exercisable, will result in charges to the Company's results of operations in future periods. The significance of these charges, if any, will be dependent upon the fair market value of the Company's Common Stock at the time that the respective EBITDA targets are achieved.

     Loss from franchised stores operated under management agreements was $134,000 and $247,000, respectively, for the three and six months ended June 30, 2001. There was no such loss for the three and six months ended June 30, 2002, as there are no longer any franchised stores being managed by the Company on behalf of franchisees.

     Interest expense increased $40,000, to $59,000 for the three months ended June 30, 2002, as compared to $19,000 for the comparable period in 2001, and increased by $53,000, to $98,000 for the six months ended June 30, 2002, as compared to $45,000 for the comparable period in 2001. These increases were primarily due to the interest being paid in connection with the related party debt financing obtained in January 2002 (Note 10), and the amortization of the discount associated with such financing.


Liquidity and Capital Resources

     As of June 30, 2002, the Company had negative working capital of $2,395,000, and cash on hand of $743,000. For the six months ended June 30, 2002, the Company used approximately $1,233,000 of cash in its operating activities. This usage was in line with management's plans and was mainly a result of $492,000 of costs related to the Company's store closure plan (Note
6), $595,000 of costs related to the Company's settlement of certain accounts payable and accrued liabilities that existed as of December 31, 2001, and $129,000 related to the prepayment of certain other business expenses offset, in part, by a $195,000 decrease in franchise and other receivables.

     For the six months ended June 30, 2002, cash flows provided by investing activities were $799,000, as compared to $558,000 for the comparable period in 2001. This increase was principally due to a lower amount of purchases of property and equipment, and less franchise notes receivable being issued in favor of the Company.

     For the six months ended June 30, 2002, cash flows provided by financing activities were $259,000, principally due to the $1,300,000 of financing the Company received in January 2002 (Note 10), offset principally by the repayment of a portion of such financing and $750,000 of related party borrowings.

     On  January  23,  2002,   the  Company   secured  two  separate   financing
arrangements, as follows:

     Secured Term Note
     -----------------

     The Company entered into a secured term note for $1,000,000 with an independent financial institution. This note is repayable in 24 equal monthly installments of $41,666, and bears interest as defined (4.95% at the inception of the note, and subsequently amended on April 1, 2002 to 3.95%). The note is fully collateralized by a $1,000,000 certificate of deposit posted by Horizon, a related party, at the same financial institution.

     Credit Facility
     ---------------

     The Company entered into an agreement with Horizon to borrow up to a maximum of $1,000,000. This credit facility bears interest at the prime rate plus 1% (5.5% as of the date of the loan agreement), provided for an initial advance of $300,000, requires minimum incremental advances of $150,000, matures on January 22, 2004, requires ratable monthly principal and interest payments of each borrowing, is amortizable through the maturity date of the facility, is fully collateralized by a pledge of certain of the Company's qualifying franchise notes, and requires the payment of a facility fee of 2% per annum, payable monthly, on the unused portion of the credit facility.

     Simultaneous with obtaining the above financing, the Company repaid outstanding related party borrowings due to Horizon and Broadway totaling $750,000, plus interest. On August 8, 2002, the Company obtained an additional advance under the credit facility of $300,000, the proceeds of which were used to repay an outstanding related party borrowing (Note 8). As of the date hereof, $450,000 remained available to the Company under the credit facility.

     The Company plans to continue to attempt to improve its cash flows during 2002 by improving store profitability through increased monitoring of store-by-store operations, closing non-profitable Company-owned stores, implementing reductions of administrative overhead expenses where necessary and feasible, actively supporting development programs for franchisees, and seeking additional financing, if available. Management believes that with the successful implementation of the aforementioned plans to attempt to improve cash flows, its existing cash, the collection of outstanding receivables, and the availability under its existing credit facility (Note 10), there will be sufficient liquidity available for the Company to continue in operation until at least the end of the third quarter of 2003. However, there can be no assurance that the Company will be able to achieve the aforementioned plans, or that additional financing will be available.

     In this regard, on April 29, 2002, the Company's Board of Directors unanimously approved of the Company's initiation of a shareholder rights offering (Note 9), pursuant to which the Company will attempt to raise approximately $2,000,000 of gross proceeds from the sale of additional shares of its Common Stock to its existing shareholders.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

     The Company presently has outstanding certain equity instruments with beneficial conversion terms. Accordingly, the Company, in the future, could incur non-cash charges to equity (as a result of the exercise of such beneficial conversion terms), which would have a negative impact on future per share calculations.

     The Company is exposed to market risks from potential changes in interest rates as they relate to the Company's investments in highly liquid marketable securities and borrowings under its credit facility and term loan. The Company believes that the level of risk related to its investments and any such borrowings, is not material to the Company's financial condition or results of operations. The Company does not expect to use interest rate swaps or other instruments to hedge its borrowings under its credit facility or term loan.

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings
         -----------------

     In May 2002, a class action was commenced in the California Superior Court, Los Angeles County, against the Company and VisionCare of California ("VCC"), a wholly owned subsidiary of the Company, by Consumer Cause, Inc. seeking: (i) a preliminary and permanent injunction enjoining the defendants from their continued alleged violation of the California Business and Professions Code (the "California Code"); and (ii) restitution based upon the defendants' alleged illegal charging of dilation fees during the four year period immediately preceding the date of the plaintiff's commencement of such action. In its complaint, the plaintiff alleges that VCC's employment of licensed optometrists, as well as its operation (under the name Sterling VisionCare) of optometric offices in locations which are usually situated adjacent to the Company's retail optical stores located in the State of California, violates certain provisions of the California Code and seeks to permanently enjoin VCC from continuing to operate in such manner. EVI and VCC intend to vigorously defend this action and believe that they have meritorious defenses to the plaintiff's allegations, which defenses will include a claim that VCC is a Specialized Health Care Maintenance Organization which has been specifically licensed, under the California Knox Keene Health Care Service Plan Act of 1975, to provide the identical services which the plaintiff seeks to enjoin. However, there can be no assurance that EVI and VCC will be successful in such defense of this action. As of the date hereof, the action has been transferred to the Court located in Orange County, California and is in its preliminary stages.

     On August 2, 2002, Sterling Advertising, Inc. ("SAI"), a wholly owned subsidiary of the Company, commenced an action in the New York State Supreme Court, Nassau County, against Harvey Herman Associates, Inc. ("HHA"), an advertising agency previously retained by SAI, seeking damages, in the estimated amount of $150,000, as a result of HHA's alleged failure to provide certain of the services otherwise required of it pursuant to the terms of a certain Client-Agency Agreement, dated July 9, 2001, between SAI and HHA. Thereafter, HHA, on August 6, 2002, commenced an action in the New York State Supreme Court, New York County, against EVI, Sterling Optical and Site For Sore Eyes, seeking damages in the approximate amount of $90,000, based upon one or more additional agreements allegedly entered into between HHA, Site For Sore Eyes and/or Sterling Optical, which, in the opinion of SAI, required HHA to perform certain services which were already included within the scope of the services required to be performed, by HHA, under such Client-Agency Agreement. As of the date hereof, SAI intends to file a motion, with the Nassau County Court, seeking a transfer of the New York action to Nassau County and consolidating the same with SAI's action pending in such Nassau County court.


Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

     On January 23, 2002, the Company issued warrants to Horizons to purchase an aggregate of 2,500,000 shares of its Common Stock at an exercise price of $0.01 per share, in consideration for providing the Company access to a $1,000,000 credit facility and for guaranteeing a $1,000,000 term note made by the Company in favor of an independent financial institution. On May 1, 2002 and July 22, 2002, respectively, Horizons exercised 2,000,000 and 250,000 of such warrants, and shares of the Company's Common Stock were issued in their place. The issuance of all of the aforementioned securities was exempt from registration requirements pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

     On June 8, 2002, one of the remaining two holders of the Company's Senior Convertible Preferred Stock exercised its right to convert an aggregate of $177,736 stated value of Senior Convertible Preferred Stock, into an aggregate of 235,648 shares of the Company's Common Stock. The issuance of all of these securities was exempt from registration requirements pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.


Item 3. Defaults Upon Senior Securities
        -------------------------------

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

Not applicable.

Item 5. Other Information
        -----------------

Not applicable.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

A.    Exhibits
      --------

Not applicable.

B.    Reports on Form 8-K
      -------------------

     On June 24, 2002, the Company filed a Report on Form 8-K regarding the dismissal of Arthur Andersen LLP as its independent public accountants.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                               EMERGING VISION, INC.
                                                    (Registrant)



                                         BY:  /s/  Christopher G. Payan
                                             -------------------------------
                                              Christopher G. Payan
                                              Senior Vice President,
                                              Chief Financial Officer and
                                              Co-Chief Operating Officer
                                              (Principal Financial and
                                              Accounting Officer)


                                              Dated: August 19, 2002