Form 10-Q
period 2002-09-30
EMERGING VISION INC
filed 2002-11-15
CIK 1002554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark one)
      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

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

                         100 Quentin Roosevelt Boulevard
                           Garden City, New York 11530
                     --------------------------------------
          (Address of Principal Executive Offices, including Zip Code)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of November 11, 2002, there were 29,740,620 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

Item 1.  Financial Statements
         --------------------

                     EMERGING VISION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                                  September 30,      December 31,
                                                                                                       2002              2001
                                                                                                  -------------      ------------
                                                                                                   (Unaudited)

                                              ASSETS
Current assets:
         Cash and cash equivalents                                                                $      601         $    1,053
         Franchise receivables, net of allowance of $1,092 and $3,095,
            respectively                                                                                 674              1,837
         Other receivables, net of allowance of $51 and $171, respectively                               303                739
         Current portion of franchise notes receivable                                                 1,316              2,993
         Inventories, net                                                                                426                783
         Prepaid expenses and other current assets                                                       365                 94
                                                                                                  -----------        -----------
                     Total current assets                                                              3,685              7,499
                                                                                                  -----------        -----------

Property and equipment, net                                                                              767              1,075
Franchise notes and other receivables, net of allowance of $1,122 and $3,326,
   respectively                                                                                        1,942                862
Goodwill, net                                                                                          1,266              1,266
Other assets                                                                                             298                355
                                                                                                  -----------        -----------
                                Total assets                                                      $    7,958         $   11,057
                                                                                                  ===========        ===========


                          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
         Current portion of long-term debt, net                                                   $      598         $      186
         Accounts payable and accrued liabilities                                                      6,529              7,122
         Accrual for store closings (Note 6)                                                             901                964
         Related party borrowings                                                                        338                750
         Net liabilities of discontinued operations                                                      220                235
                                                                                                  -----------        -----------
                     Total current liabilities                                                         8,586              9,257
                                                                                                  -----------        -----------
Long-term debt, net (Note 10)                                                                            401                363
                                                                                                  -----------        -----------
Related party borrowings                                                                                 146                 -
                                                                                                  -----------        -----------
Franchise deposits and other liabilities                                                                 653                820
                                                                                                  -----------        -----------

Contingencies (Note 7)

Shareholders' equity (deficit):
     Preferred stock, $0.01 par value per share; 5,000,000 shares authorized:
        Senior Convertible Preferred Stock, $100,000 liquidation preference
        per share; 1 and 3 shares issued and outstanding, respectively                                    74                287
     Common stock, $0.01 par value per share; 50,000,000 shares authorized;
        29,672,957 and 27,187,309 shares issued, respectively, and 29,490,620
        and 27,004,972 shares outstanding, respectively                                                  297                272
     Treasury stock, at cost, 182,337 shares                                                            (204)              (204)
     Additional paid-in capital                                                                      120,345            119,926
     Accumulated deficit                                                                            (122,340)          (119,664)
                                                                                                  -----------        -----------
                      Total shareholders' equity (deficit)                                            (1,828)               617
                                                                                                  -----------        -----------
                      Total liabilities and shareholders' equity (deficit)                        $    7,958         $   11,057
                                                                                                  ===========        ===========

     The accompanying notes are an integral part of these consolidated balance sheets.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In Thousands, Except Per Share Data)

                                                                      For the Three Months          For the Nine Months
                                                                       Ended September 30,           Ended September 30,
                                                                     ----------------------        ----------------------
                                                                       2002           2001           2002          2001
                                                                     ----------------------        ----------------------
  Revenues:
       Net sales                                                     $  2,773     $  2,855         $  7,847     $  8,595
       Franchise royalties                                              1,769        1,938            5,156        6,268
       Net gains from the conveyance of Company-owned
          store assets to franchisees, and other fees                      49           10               56          132
       Interest on franchise notes receivable                              80          203              254          758
       Other income                                                       136           23              232           81
                                                                     ---------    ---------        ---------    ---------
            Total revenues                                              4,807        5,029           13,545       15,834
                                                                     ---------    ---------        ---------    ---------

  Costs and expenses:
       Cost of sales                                                      612          767            2,014        1,973
       Selling, general and administrative expenses                     6,031        6,092           14,199       15,497
       Loss from franchised stores operated under
            management agreements                                          -            97               -           344
       Interest expense
                                                                           59           15              157           60
                                                                     ---------    ---------       ----------    ---------
           Total costs and expenses                                     6,702        6,971           16,370       17,874
                                                                     ---------    ---------       ----------    ---------

       Loss from continuing operations before provision for
            income taxes                                               (1,895)      (1,942)          (2,825)      (2,040)
       Provision for income taxes                                          -            -                -            -
                                                                     ---------    ---------       ----------   ----------
            Loss from continuing operations                            (1,895)      (1,942)          (2,825)      (2,040)
                                                                     ---------    ---------       ----------   ----------

  Discontinued operations (Note 3):
       Income (loss) from discontinued operations                         287         (657)             167          838
                                                                     ---------    ---------       ----------   ----------
            Net income (loss)                                        $ (1,608)    $ (2,599)       $  (2,658)   $  (1,202)
                                                                     =========    =========       ==========   ==========

  Per share information - basic and diluted (Note 5):

       Loss from continuing operations                               $  (0.06)    $  (0.08)       $   (0.10)   $   (0.08)
       Income (loss) from discontinued operations                        0.01        (0.02)            0.01         0.03
                                                                     ---------    ---------       ----------   ----------
            Net income (loss)                                        $  (0.05)    $  (0.10)       $   (0.09)   $   (0.05)
                                                                     =========    =========       ==========   ==========

  Weighted-average number of common shares outstanding -
     basic and diluted                                                 29,433       26,951           28,286       25,492
                                                                     =========    =========       ==========   ==========


     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In Thousands)


                                                                                             For the Nine Months Ended
                                                                                                    September 30,
                                                                                             -------------------------
                                                                                               2002             2001
                                                                                             -------------------------
Cash flows from operating activities:
     Net loss from continuing operations                                                     $  (2,825)     $  (2,040)
         Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
            Depreciation and amortization                                                          372            865
            Provision for doubtful accounts                                                        724             60
            Non-cash charges related to options and warrants                                        63            165
            Charges related to long-lived assets                                                   181            372
        Changes in operating assets and liabilities:
                     Franchise and other receivables                                               346           (213)
                     Inventories                                                                   320             (5)
                     Prepaid expenses and other current assets                                    (271)            56
                     Other assets                                                                   57             68
                     Accounts payable and accrued liabilities                                     (593)          (202)
                     Franchise deposits and other liabilities                                     (167)          (326)
                     Accrual for store closings                                                    (63)           435
                                                                                             ----------     ----------
Net cash used in operating activities                                                           (1,856)          (765)
                                                                                             ----------     ----------

Cash flows from investing activities:
     Franchise notes receivable issued                                                             (71)          (328)
     Proceeds from franchise and other notes receivable                                          1,234          1,543
     Purchases of property and equipment                                                          (245)          (344)
                                                                                             ----------     ----------
Net cash provided by investing activities                                                          918            871
                                                                                             ----------     ----------

Cash flows from financing activities:
     Proceeds from the exercise of stock warrants                                                   23             -
     Proceeds from borrowings                                                                    1,900             -
     Payments on borrowings                                                                     (1,589)          (148)
        Acquisition of treasury shares                                                              -              (1)
                                                                                             ----------     ----------
Net cash provided by (used in) financing activities                                                334           (149)
                                                                                             ----------     ----------
Net cash used in continuing operations                                                            (604)           (43)
                                                                                             ----------     ----------
Net cash provided by (used in) discontinued operations                                             152         (4,198)
                                                                                             ----------     ----------
Net decrease in cash and cash equivalents                                                         (452)        (4,241)
Cash and cash equivalents - beginning of period                                                  1,053          5,215
                                                                                             ----------     ----------
Cash and cash equivalents - end of period                                                    $     601      $     974
                                                                                             ==========     ==========

Supplemental disclosures of cash flow information: Cash paid during the period for:
        Interest                                                                             $      97      $      60
                                                                                             ==========     ==========
        Taxes                                                                                $      55      $      63
                                                                                             ==========     ==========

     Non-cash investing and financing activities:
         Franchise store assets reacquired                                                   $      -       $     372
              Issuance of common shares for consulting services                                     -             165


     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                     EMERGING VISION, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                        (In Thousands, Except Share Data)



                                                                            Treasury
                                    Senior Convertible                       Stock,           Additional                   Total
                                     Preferred Stock        Common Stock     at cost           Paid-In    Accumulated  Shareholders'
                                    Shares    Amount   Shares       Amount   Shares   Amount   Capital      Deficit       Equity
                                    ------    ------  ----------   --------  ------   ------  ----------  -----------  ------------


BALANCE - DECEMBER 31, 2001              3   $  287   27,187,309   $   272   182,337  $(204)   $119,926    $(119,664)    $    617
                                    ------   ------   ----------   --------  -------  -----    --------    ---------     --------
Issuance of warrants in
   connection with financing
   arrangements (Note 10)                -        -            -         -         -      -         190            -          190
Issuance of common shares upon
   conversion of Senior Convertible
   Preferred Stock (Note 9)             (2)    (213)     235,648         2         -      -         229          (18)           -
Exercise of stock warrants (Note 9)      -        -    2,250,000        23         -      -           -            -           23
Net loss                                 -        -            -         -         -      -           -       (2,658)      (2,658)
                                    ------   ------   ----------   --------  -------  -----    --------    ---------     --------
BALANCE - SEPTEMBER 30, 2002             1   $   74   29,672,957   $   297   182,337  $(204)   $120,345    $(122,340)    $ (1,828)
                                    ======   ======   ==========   ========  =======  =====    ========    =========     ========




     The accompanying notes are an integral part of this consolidated statement.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

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


NOTE 2 - MANAGEMENT'S LIQUIDITY PLANS

     As of September 30, 2002 (exclusive of net liabilities of discontinued operations), the Company had negative working capital of $4,681,000 and cash on hand of $601,000. During the nine months ended September 30, 2002, the Company used approximately $1,856,000 of cash in its operating activities. This usage was in line with management's plans and was mainly a result of approximately $680,000 of costs related to the Company's store closure plan (Note 6), a net decrease of $593,000 in accounts payable and accrued liabilities that existed as of December 31, 2001, and $271,000 related to the prepayment of certain other business expenses, offset, in part, by a net decrease of $346,000 in franchise and other receivables. Management anticipates that it will continue to incur significant costs in order to continue to close certain of its non-profitable Company-owned stores, all in its effort to eliminate future cash flow losses currently generated by such stores.

     Based on its current financial position, the Company may not have sufficient liquidity available to continue in operation for the next 12 months. However, the Company plans to continue to attempt to improve its cash flows during the remainder of 2002, and into 2003, by improving store profitability through increased monitoring of store-by-store operations, closing non-profitable Company-owned stores, implementing reductions of administrative overhead expenses where necessary and feasible, actively supporting development programs for franchisees, and adding new franchised stores to the system. Management believes that with the successful execution of the aforementioned plans to attempt to improve cash flows, its existing cash, the collection of outstanding receivables, the availability under its existing credit facility (Note 10), and the successful completion of its shareholder rights offering (Note 9), there will be sufficient liquidity available for the Company to continue in operation for the next 12 months. However, there can be no assurance that the Company will be able to successfully execute the aforementioned plans, or that it will be successful in completing its rights offering.


NOTE 3 - DISCONTINUED OPERATIONS

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

     As of September 30, 2002 and December 31, 2001, net liabilities of discontinued operations of $220,000 and $235,000, respectively, were segregated on the accompanying Consolidated Balance Sheets. In addition, as of September 30, 2002 and December 31, 2001, respectively, approximately $84,000 and $141,000 was accrued as part of accounts payable and accrued liabilities on the accompanying Consolidated Balance Sheets, representing the remaining estimated costs associated with the Company's original plan of disposal, and additional accrued costs associated with the Company's guarantee of certain potential continuing liabilities of the Ambulatory Center (Note 7).


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


NOTE 5 - PER SHARE INFORMATION

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

     The following table sets forth the computation of basic and diluted per share information (in thousands, except per share data):


                                                                For the Three Months Ended          For the Nine Months Ended
                                                                      September 30,                        September 30,
                                                                --------------------------          -------------------------
                                                                    2002          2001                 2002           2001
                                                                --------------------------          -------------------------
      Numerator:

      Loss from continuing operations                            $ (1,895)      $ (1,942)            $ (2,825)      $ (2,040)
      Conversion of Senior Convertible Preferred Stock                 -              -                   (18)            -
                                                                 ---------      ---------            ---------      ---------
      Numerator for basic and diluted per share
         information - loss attributable to common
         shareholders                                              (1,895)        (1,942)              (2,843)        (2,040)
                                                                 ---------      ---------            ---------      ---------

      Basic and Diluted:

      Loss attributable to common shareholders                     (1,895)        (1,942)              (2,843)        (2,040)
      Income (loss) from discontinued operations                      287           (657)                 167            838
                                                                 ---------      ---------            ---------      ---------
            Net loss attributable to common shareholders         $ (1,608)      $ (2,599)            $ (2,676)      $ (1,202)
                                                                 =========      =========            =========      =========

      Denominator:

      Denominator for basic and diluted per share
            information - weighted-average number of
            common shares outstanding                              29,433         26,951               28,286         25,492
                                                                 =========      =========            =========      =========

      Basic and Diluted Per Share Information:

      Loss attributable to common shareholders                   $  (0.06)      $  (0.08)            $  (0.10)      $  (0.08)
      Income (loss) from discontinued operations                     0.01          (0.02)                0.01           0.03
                                                                 ---------      ---------            ---------      ---------
            Net loss attributable to common shareholders         $  (0.05)      $  (0.10)            $  (0.09)      $  (0.05)
                                                                 =========      =========            =========      =========



NOTE 6 - PROVISION FOR STORE CLOSINGS

     The Company follows the provisions of Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," and in accordance therewith, provides for losses it anticipates incurring with respect to those Company-owned stores that it has identified for future closure, at the time that management makes a formal commitment to any such plan of closure. The provision is recorded at the time the determination is made to close a particular store and is based on the expected net proceeds, if any, to be generated from the disposition of the store's assets, as compared to the carrying value (after consideration of impairment, if any) of such store's assets and the estimated costs (including lease termination costs and other expenses) that are anticipated to be incurred in the closing of the store in question. As of December 31, 2001, the Company had accrued approximately $964,000 (comprised of $766,000 in lease termination costs and $198,000 for other associated expenses) related to its anticipated closure of 11 stores. During the nine months ended September 30, 2002, the Company successfully closed 7 of such stores. During the third quarter of 2002, management made the decision to close an additional 7 Company-owned stores, and as a result, recorded an additional provision of $617,000. As of September 30, 2002, $901,000 remained accrued as accrual for store closings on the accompanying Consolidated Balance Sheet. The Company anticipates completing its closure plan by the end of first quarter of 2003.

NOTE 7 - CONTINGENCIES

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

     In April 2000, the Company commenced an action in the Supreme Court of the State of New Jersey against Preit-Rubin, Inc. and Cumberland Mall Associates, the landlord of the former Sterling Optical Store located in Cumberland Mall, Vineland, New Jersey, seeking damages of approximately $200,000 as a result of the defendants alleged wrongful eviction of the Company from this location. In response thereto, the defendants asserted counterclaims of approximately $100,000 plus legal fees based upon the Company's alleged breach of the lease pursuant to which it occupied such store. Thereafter, the defendant filed a motion for summary judgment seeking a dismissal of the Company's claims, which motion was decided by the Court, in a favor of the defendant. As of the date hereof, it is anticipated that a trial of this action will take place in approximately 120 days.

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

     On August 2, 2002, Sterling Advertising, Inc. ("SAI"), a wholly owned subsidiary of the Company, commenced an action in the New York State Supreme Court, Nassau County, against Harvey Herman Associates, Inc. ("HHA"), an advertising agency previously retained by SAI, seeking damages, in the estimated amount of $150,000, as a result of HHA's alleged failure to provide certain of the services otherwise required of it pursuant to the terms of a certain Client-Agency Agreement, dated July 9, 2001, between SAI and HHA. Thereafter, HHA, on August 6, 2002, commenced an action in the New York State Supreme Court, New York County, against EVI, Sterling Optical and Site For Sore Eyes, seeking damages in the approximate amount of $90,000, based upon one or more additional agreements allegedly entered into between HHA, Site For Sore Eyes and/or Sterling Optical, which, in the opinion of SAI, required HHA to perform certain services which were already included within the scope of the services required to be performed, by HHA, under such Client-Agency Agreement. As of the date hereof, the parties have agreed, in principal, to settle such litigation without the payment of any additional compensation.

     On October 29, 2002, an action was commenced against the Company and its wholly owned subsidiary, Sterling Vision of Eastland, Inc. (the "Tenant"), in the North Carolina General Court of Justice, in which Charlotte Eastland Mall, LLC, as the Landlord of the Tenant's former Sterling Optical Center located in Charlotte, North Carolina, is seeking, among other things, damages against the Company, in the approximate amount of $81,000, under its Limited Guaranty of the Tenant's obligations under the Lease for such Center. The Company believes that it has a meritorious defense to such action. As of the date hereof, the Tenant's and the Company's time to answer the complaint has not yet expired.

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


Guarantees

     In connection with the Company's sale of the Ambulatory Center on May 31, 2001 (Note 3), the Company agreed to guarantee certain of the potential ongoing liabilities of the Ambulatory Center. As of December 31, 2001, the Company had accrued $104,000 for estimated guaranteed liabilities in 2002. During the nine months ended September 30, 2002, the Company accrued an additional $120,000 for such estimated guaranteed liabilities in 2002, representing the estimated cash flow losses of the Ambulatory Center through the date hereof, based on information provided by the owner. Although the term of the Company's guarantee (of such liabilities) will not expire until April 2008, its exposure there under may, in the future, be reduced, on a pro-rata basis, based upon the ability of the current owner to attract additional investors who agree to guarantee all or a portion thereof. However, there can be no assurance that such liabilities will be so reduced and, as a result, the Company could in the future continue to incur further costs associated with such guarantee should the Ambulatory Center continue to generate cash flow losses.

     As of September 30, 2002, the Company was a guarantor of certain leases of retail optical stores franchised and subleased to its franchisees. In the event that all of such franchisees defaulted on their respective subleases, the Company would be obligated for aggregate lease obligations of approximately $2,443,567.


NOTE 8 - RELATED PARTY TRANSACTIONS

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

     Until January 10, 2002, the Company subleased, from a limited liability company owned by certain of the Company's principal shareholders and directors, and shared with Cohen Fashion Optical, Inc. ("CFO"), a retail optical chain owned by certain of the principal shareholders and directors of the Company, and other tenants, an office building located in East Meadow, New York. Occupancy costs were appropriately allocated based upon the applicable square footage leased by the respective tenants of the building. For the year ended December 31, 2001, the Company paid approximately $440,000 for rent and related charges for these offices. On January 10, 2002, the Company relocated to an office building located in Garden City, New York, and entered into a sublease with CFO for one of the two floors then being subleased to CFO. The Company's new annual rent is approximately $163,000. Occupancy costs are being allocated between the Company and CFO based upon the respective square footages being occupied. Management believes that the sublease is at fair market rental value.

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


NOTE 9 - SHAREHOLDERS' EQUITY

Issuance of Warrants in Connection with Financing Arrangements

     On January 23, 2002, in connection with obtaining its financing arrangements (Note 10), the Company granted Horizons an aggregate of 2,500,000 warrants (1,750,000 of which were immediately exercisable, with the balance vesting in quarterly increments of 250,000, beginning April 22, 2002, subject to any amounts then remaining unpaid under the secured term note and/or credit facility). The warrants had a five-year term and provided for an exercise price of $0.01 per share. The fair value of these warrants (valued using the Black-Scholes model) was approximately $234,000. On May 1, 2002 and July 22, 2002, respectively, Horizons exercised 2,000,000 and 250,000 of such warrants. Additionally, on October 22, 2002, Horizons exercised the final 250,000 of such warrants.


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


Shareholder Rights Offering

     On April 29, 2002, the Board unanimously approved of the Company's initiation of a shareholder rights offering (the "Rights Offering), whereby the Company would attempt to raise approximately $2,000,000 of gross proceeds. On October 23, 2002, the Company formally announced that it filed a registration statement with the Securities and Exchange Commission in connection with such Rights Offering, as of a record date to be determined. The rights offering will consist of 50,000,000 units, with each unit consisting of one share of the Company's Common Stock, and a warrant, having a term of twelve (12) months, to purchase one additional share of Common Stock at an exercise price equal to the average of the last reported sales price, of the Common Stock, during the ten
(10) trading days immediately preceding the closing date of the Rights Offering.

     The terms of the Rights Offering will provide that each shareholder will be granted approximately 1.67 non-transferable rights for every share of Common Stock owned as of the record date. Each right will be exercisable for one unit at a price of $0.04, the proceeds of which will be used to repay the amounts outstanding under the Company's existing credit facility and term loan (Note
10), to fund its plan to continue to close non-profitable stores (Note 6) and for general corporate and working capital purposes.

     In addition, an over-subscription privilege has been included, allowing shareholders to subscribe for additional units not subscribed for by other shareholders pro rata based on the number of units purchased under the basic subscription privilege. No fractional rights will be issued, but the Company will round the number of rights its shareholders receive down to the nearest whole number.

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

     Simultaneous with obtaining the above financing, the Company repaid its outstanding related party borrowings totaling $750,000, plus interest (Note 8). In consideration for providing access to the credit facility and guaranteeing the term note, the Company granted Horizons an aggregate of 2,500,000 warrants, the fair value of which was $234,000 (Note 9). The net proceeds received were allocated based on the relative fair values of the debt and the warrants. Accordingly, $810,000 was allocated to the debt, and $190,000 was allocated to the warrants as a discount to the debt to be amortized as interest expense over the term of the note (2 years). For the nine months ended September 30, 2002, approximately $63,000 of such discount was amortized and recognized as interest expense in the accompanying Consolidated Statement of Operations.

     On August 8, 2002, the Company obtained an additional advance under the credit facility of $300,000, the proceeds of which were used to repay an outstanding related party borrowing (Note 8). As of the date hereof, $517,000 remained available to the Company under the credit facility.

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


Results of Operations
---------------------

For the Three and Nine Months Ended September 30, 2002, as Compared to the Comparable Periods in 2001

     Net sales for Company-owned stores, including revenues generated by the Company's wholly-owned subsidiary, VisionCare of California, a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care, decreased by approximately $82,000 or 2.9% to $2,773,000 for the three months ended September 30, 2002, as compared to $2,855,000 for the comparable period in 2001, and decreased by approximately $748,000, or 8.7% to $7,847,000 for the nine months ended September 30, 2002, as compared to $8,595,000 for the comparable period in 2001. These decreases were primarily due to the lower average number of Company-owned stores in operation during the three and nine months ended September 30, 2002, as compared to the same periods in 2001. These decreases were in line with management's expectations due to the plan to close the Company's non-profitable Company-owned stores.

     As of September 30, 2002, there were 186 stores in operation, consisting of 31 Company-owned stores (including 13 Company-owned stores being managed by franchisees) and 155 franchised stores, as compared to 210 stores in operation as of September 30, 2001, consisting of 38 Company-owned stores (including 7 Company-owned stores being managed by franchisees) and 172 franchised stores (including 2 stores being managed by the Company on behalf of franchisees). On a same store basis (for stores that operated as a Company-owned store during both of the three and nine month periods ended September 30, 2002 and 2001), comparative net sales decreased by $146,000, or 9.0%, to $1,473,000 for the three months ended September 30, 2002, as compared to $1,619,000 for the comparable period in 2001, and decreased by $652,000, or 14.8%, to $3,755,000 for the nine months ended September 30, 2002, as compared to $4,407,000 for the comparable period in 2001. Management believes that this decline was a direct result of the general downturn in the economy that has occurred during 2002.

     Franchise royalties decreased by $169,000 or 8.7% to $1,769,000 for the three months ended September 30, 2002, as compared to $1,938,000 for the comparable period in 2001, and decreased by $1,112,000 or 17.7% to $5,156,000 for the nine months ended September 30, 2002, as compared to $6,268,000 for the comparable period in 2001. These decreases were primarily a result of a lower average number of franchised stores in operation during the three and nine-month periods ended September 30, 2002 as compared to 2001, as described above.

     For the three and nine months ended September 30, 2002, there was $49,000 and $56,000, respectively, of net gains from the conveyance of Company-owned store assets to franchisees (including initial franchise fees). For the three and nine month periods ended September 30, 2001, the Company recognized $10,000 and $132,000, respectively, of such gains and fees. The overall decrease is due to the fact that the Company did not convey to franchisees (and thus did not realize a gain on) any assets of Company-owned stores during the nine months ended September 30, 2002.

     Interest on franchise notes receivable decreased by $123,000 or 60.6% to $80,000 for the three months ended September 30, 2002, as compared to $203,000 for the comparable period in 2001, and decreased by $504,000, or 66.5%, to $254,000 for the nine months ended September 30, 2002, as compared to $758,000 for the comparable period in 2001. These decreases were primarily due to numerous franchise notes maturing, principal payments on the balance of franchise notes, and fewer new notes being generated during the three and nine month periods ended September 30, 2002 as compared to the comparable periods in 2001.

     Other income increased to $136,000 for the three months ended September 30, 2002, as compared to $23,000 for the comparable period in 2001, and increased to $232,000 for the nine months ended September 30, 2002, as compared to $81,000 for the comparable period in 2001. These increases were primarily due to an increase in certain franchise related fees (related to renewals and/or transfers of franchise agreements) during the three and nine months ended September 30, 2002.

     The Company's gross profit margin increased by 4.8%, to 77.9% for the three months ended September 30, 2002, as compared to 73.1% for the comparable period in 2001, and decreased by 2.7%, to 74.3%, for the nine months ended September 30, 2002, as compared to 77.0% for the comparable period in 2001. In an effort to remain competitive with other retail optical chains during the economic downturn in 2002, the Company substantially reduced the selling prices on many of its products, thus causing profit margins to decrease. Further, during the nine months ended September 30, 2002, the Company, largely due to a decrease, from the comparable period in 2001, of its financial resources, was unable to obtain the same discounts from certain of its vendors than in the comparable periods in 2001, and, additionally, was unable to take advantage of certain product purchase discounts tied to prompt payment. During the three months ended September 30, 2002, as compared to the same period in 2001, the Company did experience an increase in its gross profit margin, primarily due to the success of certain sales promotions and a reduction in lab costs in the 3rd quarter of 2002. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competitive pricing, promotional incentives, and the ability of the Company to take advantage of purchase discounts.

     Selling, general and administrative expenses decreased by $61,000, or 1.0%, to $6,031,000 for the three months ended September 30, 2002, as compared to $6,092,000 for the comparable period in 2001, and decreased by 1,298,000, or 8.4%, to $14,199,000 for the nine months ended September 30, 2002, as compared to $15,497,000 for the comparable period in 2001. These decreases were a direct result of the closure of non-profitable Company-owned stores during 2002, management's implementation of reductions of administrative overhead expenses, and closer monitoring of store-by-store and corporate operations, offset by a 3rd quarter provision of $617,000 for the estimated costs of 7 additional planned store closures, and a 3rd quarter provision for doubtful accounts of $618,000 for certain franchise accounts and notes receivable that management deemed to be uncollectible.

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

     Loss from franchised stores operated under management agreements was $97,000 and $344,000, respectively, for the three and nine months ended September 30, 2001. There was no such loss for the three and nine months ended September 30, 2002, as there are no longer any franchised stores being managed by the Company on behalf of franchisees.

     Interest expense increased $44,000, to $59,000 for the three months ended September 30, 2002, as compared to $15,000 for the comparable period in 2001, and increased by $97,000, to $157,000 for the nine months ended September 30, 2002, as compared to $60,000 for the comparable period in 2001. These increases were primarily due to the interest being paid in connection with the related party debt financing obtained in January 2002 (Note 10), and the amortization of the discount associated with such financing.

Liquidity and Capital Resources
-------------------------------

     As of September 30, 2002 (exclusive of net liabilities of discontinued operations), the Company had negative working capital of $4,681,000 and cash on hand of $601,000. During the nine months ended September 30, 2002, the Company used approximately $1,856,000 of cash in its operating activities. This usage was in line with management's plans and was mainly a result of approximately $680,000 of costs related to the Company's store closure plan (Note 6), a net decrease of $593,000 in accounts payable and accrued liabilities that existed as of December 31, 2001, and $271,000 related to the prepayment of certain other business expenses, offset, in part, by a net decrease of $346,000 in franchise and other receivables.

     For the nine months ended September 30, 2002, cash flows provided by investing activities were $918,000, as compared to $871,000 for the comparable period in 2001. This increase was principally due to a lower amount of purchases of property and equipment, and less franchise notes receivable being issued in favor of the Company.

     For the nine months ended September 30, 2002, cash flows provided by financing activities were $334,000, principally due to the $1,300,000 of financing the Company received in January 2002 (Note 10), $300,000 of additional borrowings under the credit facility, and $300,000 of related party borrowings, offset principally by the repayment of a portion of such financing and $1,050,000 of related party borrowings.

     On  January  23,  2002,   the  Company   secured  two  separate   financing
arrangements, as follows:

     Secured Term Note

     The Company entered into a secured term note for $1,000,000 with an independent financial institution. This note is repayable in 24 equal monthly installments of $41,666, and bears interest as defined (4.95% at the inception of the note, and subsequently amended on April 1, 2002 to 3.95%). The note is fully collateralized by a $1,000,000 certificate of deposit posted by Horizons, a related party, at the same financial institution.

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

     Simultaneous with obtaining the above financing, the Company repaid outstanding related party borrowings due to Horizons and Broadway totaling $750,000, plus interest. On August 8, 2002, the Company obtained an additional advance under the credit facility of $300,000, the proceeds of which were used to repay an outstanding related party borrowing (Note 8). As of the date hereof, $517,000 remained available to the Company under the credit facility.

     Based on its current financial position, the Company may not have sufficient liquidity available to continue in operation for the next 12 months. However, the Company plans to continue to attempt to improve its cash flows during the remainder of 2002, and into 2003, by improving store profitability through increased monitoring of store-by-store operations, closing non-profitable Company-owned stores, implementing reductions of administrative overhead expenses where necessary and feasible, actively supporting development programs for franchisees, and adding new franchised stores to the system. Management believes that with the successful execution of the aforementioned plans to attempt to improve cash flows, its existing cash, the collection of outstanding receivables, the availability under its existing credit facility (Note 10), and the successful completion of its shareholder rights offering (Note 9), there will be sufficient liquidity available for the Company to continue in operation for the next 12 months. However, there can be no assurance that the Company will be able to successfully execute the aforementioned plans, or that it will be successful in completing its rights offering.

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


Item 4.  Controls and Procedures
         -----------------------

a)       Evaluation of Disclosure Controls and Procedures

     Based on their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this Report, the Co-Chief Operating Officers (one of which is also the Company's Chief Financial Officer) have concluded that such controls and procedures are effective.

b)       Changes in Internal Controls

     There were no significant changes in the Company's internal controls, or in other factors, that could significantly affect such controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

     In April 2000, the Company commenced an action in the Supreme Court of the State of New Jersey against Preit-Rubin, Inc. and Cumberland Mall Associates, the landlord of the former Sterling Optical Store located in Cumberland Mall, Vineland, New Jersey, seeking damages of approximately $200,000 as a result of the defendants alleged wrongful eviction of the Company from this location. In response thereto, the defendants asserted counterclaims of approximately $100,000 plus legal fees based upon the Company's alleged breach of the lease pursuant to which it occupied such store. Thereafter, the defendant filed a motion for summary judgment seeking a dismissal of the Company's claims, which motion was decided by the Court, in a favor of the defendant. As of the date hereof, it is anticipated that a trial of this action will take place in approximately 120 days.

     On October 29, 2002, an action was commenced against the Company and its wholly owned subsidiary, Sterling Vision of Eastland, Inc. (the "Tenant"), in the North Carolina General Court of Justice, in which Charlotte Eastland Mall, LLC, as the Landlord of the Tenant's former Sterling Optical Center located in Charlotte, North Carolina, is seeking, among other things, damages against the Company, in the approximate amount of $81,000, under its Limited Guaranty of the Tenant's obligations under the Lease for such Center. The Company believes that it has a meritorious defense to such action. As of the date hereof, the Tenant's and the Company's time to answer the complaint has not yet expired.


Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

     On January 23, 2002, the Company issued warrants to Horizons to purchase an aggregate of 2,500,000 shares of its Common Stock at an exercise price of $0.01 per share, in consideration for providing the Company access to a $1,000,000 credit facility and for guaranteeing a $1,000,000 term note made by the Company in favor of an independent financial institution. On May 1, 2002, July 22, 2002 and October 22, 2002, respectively, Horizons exercised 2,000,000, 250,000 and 250,000 of such warrants, and shares of the Company's Common Stock were issued in their place. The issuance of all of the aforementioned securities was exempt from registration requirements pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.


Item 3. Defaults Upon Senior Securities
        -------------------------------

Not applicable.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

Not applicable.


Item 5. Other Information
        -----------------

Not applicable.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

A.    Exhibits

     99.1 Certifications of Principal Executive Officers and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.    Reports on Form 8-K

     On August 12, 2002, the Company filed a Report on Form 8-K regarding the appointment of Miller Ellin & Company LLP as its independent public accountants.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                               EMERGING VISION, INC.
                                                    (Registrant)



                                         BY:  /s/ Christopher G. Payan
                                             -----------------------------
                                             Christopher G. Payan
                                             Senior Vice President,
                                             Chief Financial Officer and
                                             Co-Chief Operating Officer
                                             (Principal Financial and
                                             Accounting Officer)


                                         Dated: November 14, 2002

I, Christopher G. Payan, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Emerging Vision, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ( the "Evaluation Date"); and

     c)  presented  in  this   quarterly   report  our   conclusion   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002
      -----------------


  /s/ Christopher G. Payan
-------------------------------
Christopher G. Payan
Co-Chief Operating Officer and
Chief Financial Officer

I, Myles S. Lewis, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Emerging Vision, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ( the "Evaluation Date"); and

     c)  presented  in  this   quarterly   report  our   conclusion   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002
      -----------------


 /s/ Myles S. Lewis
---------------------------
Myles S. Lewis
Co-Chief Operating Officer

I, Samuel Z. Herskowitz, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Emerging Vision, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ( the "Evaluation Date"); and

     c)  presented  in  this   quarterly   report  our   conclusion   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002
      -----------------


 /s/ Samuel Z. Herskowitz
---------------------------
Samuel Z. Herskowitz
Co-Chief Operating Officer

                                                                    Exhibit 99.1


 Certifications of Principal Executive Officers and Principal Financial Officer
 ------------------------------------------------------------------------------
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
           ---------------------------------------------------------



                              (Company Letterhead)



           Certification of Principal Executive and Financial Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)



     I, Christopher G. Payan, Co-Chief Operating Officer and Chief Financial Officer (co-principal executive officer and principal financial officer) of Emerging Vision, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended September 30, 2002 of the Registrant (the "Report"):

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


      /s/ Christopher G. Payan
---------------------------------
Name:    Christopher G. Payan
Date:    November 14, 2002

                              (Company Letterhead)



                  Certification of Principal Executive Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


     I, Myles S. Lewis, Co-Chief Operating Officer (co-principal executive officer) of Emerging Vision, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended September 30, 2002 of the Registrant (the "Report"):

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


      /s/ Myles S. Lewis
-----------------------------
Name:    Myles S. Lewis
Date:    November 14, 2002

                              (Company Letterhead)



                  Certification of Principal Executive Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


     I, Samuel Z. Herskowitz, Co-Chief Operating Officer (co-principal executive officer) of Emerging Vision, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended September 30, 2002 of the Registrant (the "Report"):

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


     /s/ Samuel Z. Herskowitz
--------------------------------
Name:    Samuel Z. Herskowitz
Date:    November 14, 2002