Form 10-K
period 2002-12-31
EMERGING VISION INC
filed 2003-03-31
CIK 1002554

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15 (d) of the
                      Securities and Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

                         Commission File Number 1-14128

                              EMERGING VISION, INC.
             (Exact name of Registrant as specified in its Charter)

             NEW YORK                                       11-3096941
     (State of incorporation)                            (I.R.S. Employer
                                                      Identification Number)

                         100 Quentin Roosevelt Boulevard
                              Garden City, NY 11530
                        Telephone Number: (516) 390-2100
                        (Address and Telephone Number of
                          Principal Executive Offices)
                      ------------------------------------
Securities registered pursuant to Section 12(b) of the Act:

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

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.

                              Yes          No  X
                                  ---         ---

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2002, was $1,084,878.

Number of shares outstanding as of March 24, 2003:

          29,890,620 shares of Common Stock, par value $0.01 per share


Documents incorporated by reference:  None

                                     Part I

Item 1.  Business
-----------------

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

     In March 2001, the Board of Directors decided that the Company should focus its efforts and resources on growing its retail optical business and, as a result, approved a plan to discontinue all other operations then being conducted by the Company. In connection with this decision, the Company completed its plan of disposal of substantially all of the net assets of Insight Laser Centers, Inc. ("Insight Laser") - which operated three laser vision correction centers in the New York metropolitan area; Insight Laser Centers N.Y.I, Inc. (the "Ambulatory Center") - owner of the assets of an ambulatory surgery center located in Garden City, New York; and the yet-to-be-developed Internet Division
- which was to provide a web-based portal being designed to take advantage of business-to-business opportunities in the optical industry, for which the Company ceased further development and discontinued the operations thereof.


STORE OPERATIONS

     The Company and its franchisees operate retail optical stores under the trade names "Sterling Optical," "Site For Sore Eyes," "Duling Optical," and "Singer Specs," although most stores (other than the Company's Site for Sore Eyes stores located in Northern California) operate under the name "Sterling Optical." The Company also operates VisionCare of California ("VCC"), a specialized health care maintenance organization licensed by the State of
California Department of Managed Health Care, which employs licensed optometrists who render services in offices located immediately adjacent to, or within, most Sterling Stores located in California.

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

     Occasionally, the Company sells the assets of certain of its Company-owned stores to qualified franchisees, and, in certain instances, realizes a profit on the conveyance of the assets of such stores. Through these sales, along with the opening of new stores by qualified franchisees, the Company seeks to create a stream of royalty payments based upon a percentage of the gross revenues of the franchised locations, and grow both the Sterling Optical and Site For Sore Eyes brand names. The Company currently derives its retail optical store revenues principally from the sale of eye care products and services at Company-owned stores, and ongoing royalty fees based upon a percentage of the gross revenues of its franchised stores.

     As of December 31, 2002, there were 182 Sterling Stores in operation, consisting of 23 Company-owned stores (including 8 stores being managed by franchisees), and 159 franchised stores. The Company currently seeks to focus on expanding its franchised store operations. Sterling Stores are located in 23 states, the District of Columbia, Canada, and the U.S. Virgin Islands.


                                    Page -2-

     The following chart sets forth the breakdown of Sterling Stores in operation as of December 31, 2002 and 2001:

                                                            December 31,
                                                     2002(*)            2001
                                                    --------          --------
  I.    COMPANY-OWNED STORES:
        --------------------

        Company-owned stores.........................  15                25
        Company-owned stores managed by franchisees..   8                 9
                                                      ----              ----

                              Total..................  23                34
                                                      ====              ====

     (*)Existing store locations: California (2), Iowa (1), Minnesota (1), Nebraska (1), New York (14), North Dakota (1), Pennsylvania (1), and Wisconsin
(2).


   II.    FRANCHISED STORES:
          -----------------

          Franchised stores.......................... 159               168
          Franchised stores managed by the Company...   -                 1
                                                      ----              ----
                              Total.................. 159               169
                                                      ====              ====

     (*)Existing  store locations:  California (28),  Colorado (1),  Connecticut
(1), Delaware (6), Florida (1), Illinois (2), Kentucky (2), Maryland (17), Massachusetts (1), Minnesota (1), Montana (1), Nevada (1), New Jersey (8), New York (42), North Dakota (5), Ontario, Canada (2), Pennsylvania (15), South Dakota (1), Texas (1), Virginia (8), Washington, D.C. (2), West Virginia (1), Wisconsin (10), and the U.S. Virgin Islands (2).


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

     In response to the eyewear market becoming increasingly fashion-oriented during the past decade, most Sterling Stores carry a large selection of designer eyeglass frames. The Company continually test-markets various brands of sunglasses, ophthalmic lenses, contact lenses and ophthalmic frames. Small quantities of these items are usually purchased for selected stores that test customer response and interest. If a product test is successful, the Company attempts to negotiate a system-wide preferred vendor discount for the product in an effort to maximize system-wide sales and profits.


FRANCHISE SYSTEM

     An integral part of the Company's franchise system includes providing what the Company believes to be a high level of marketing, financial, training and administrative support to its franchisees. The Company provides "grand opening" assistance for each new franchised location by consulting with its franchisees with respect to store design, fixture and equipment requirements and sources, inventory selection and sources, and marketing and promotional programs, as well as assistance in obtaining managed care contracts. Specifically, the Company's grand opening assistance helps to establish business plans and budgets, provides preliminary store designs and plan approval prior to construction of a franchised store, and provides training, an operations manual and a comprehensive business review to aid the franchisee in attempting to maximize its sales and profitability. Further, on an ongoing basis, the Company provides training through regional seminars, offers assistance in marketing and advertising programs and promotions, and consults with its franchisees as to their management and operational strategies and business plans.


                                    Page -3-

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

     Franchise Agreements. Each franchisee enters into a franchise agreement (the "Franchise Agreement") with the Company, the material terms of which generally are as follows:

     a. Term. Generally, the term of each Franchise Agreement is ten years and, subject to certain conditions, is renewable at the option of the franchisee.

     b. Initial Fees. Generally, franchisees (except for any franchisees converting their existing retail optical store to a Sterling Store (a "Converted Store"), and those entering into agreements for more than one location) must pay the Company a non-recurring, initial franchise fee of $20,000. The Company charges each franchisee of a Converted Store a non-recurring, initial franchise fee of $10,000 per location. For each franchisee entering into agreements for more than one location, the Company charges a non-recurring, initial franchise fee of $15,000 for the second location, and $10,000 for each location in excess of two.

     c. Ongoing Royalties. Franchisees are obligated to pay the Company ongoing royalties in an amount equal to a percentage (generally 8%) of the gross revenues generated by their Sterling Store. Franchisees of Converted Stores, however, pay ongoing royalties, on their store's historical average base sales, at reduced rates increasing (in most cases) from 2% to 6% for the first three years of the term of the Franchise Agreement. In addition, most of the Franchise Agreements acquired by the Company from Singer Specs, Inc. (the "Singer Franchise Agreements") provide for ongoing royalties calculated at 7% of gross revenues. Franchise Agreements entered into prior to January 1994 provide for the payment of ongoing royalties on a monthly basis, while those entered into after January 1994 provide for their payment on a weekly basis, in each case, based upon the gross revenues for the preceding period. Gross revenues generally include all revenues generated from the operation of the Sterling Store in question, excluding refunds to customers, sales taxes, a limited amount of bad debts and, to the extent required by state law, fees charged by independent optometrists.

     d. Advertising Fund Contributions. Most franchisees must make ongoing contributions to an advertising fund (the "Advertising Fund") equal to a percentage of their store's gross revenues. Except for the Singer Franchise Agreements, which generally provide for contributions equal to 7% of gross revenues, for Franchise Agreements entered into prior to August 1993, the rate of contribution is generally 4% of the store's gross revenues, while Franchise Agreements entered into after August 1993 generally provide for contributions equal to 6% of the store's gross revenues. Generally, 50% of these funds are expended at the direction of each individual franchisee (for the particular Sterling Store in question), with the balance being expended on joint advertising campaigns for all franchisees located within specific geographic areas.

     e. Financing. In the past, the Company has financed a majority of the acquisition price of the assets (other than inventory) of Company-owned stores sold to franchisees, to be repaid over a period of seven years, together with interest at the rate of 12% per annum. The Company generally does not finance the initial, non-recurring franchise fee or rent security deposits, which are generally required under a franchisee's sublease. The purchase price is generally based upon the historical and projected cash flow of the Sterling Store in question. However, the Company has, on occasion, financed (and may in the future finance) up to 100% of the acquisition price of a franchised store. Substantially all such financing is personally guaranteed by the franchisee (or, if a corporation, by the principals owning in excess of an aggregate of 51% thereof) and is generally secured by all of the assets of the Sterling Store in question, including subsequently acquired assets and the proceeds thereof. From time to time, certain franchisees obtain financing from third parties. In such cases, the Company generally subordinates its security interest in the assets of the franchised location to the security interests granted to the provider of such financing.

     f. Termination. Franchise Agreements may be terminated if the franchisee has defaulted on its payment of monies due to the Company, or in its performance of the other terms and conditions of the Franchise Agreement. During 2002, ten franchised stores were closed, and the assets of (as well as possession of) an additional 4 franchise stores were reacquired by the Company. Substantially all of the assets located in such stores were voluntarily surrendered and transferred back to the Company in connection with the termination of the related Franchise Agreements. In such instances, it is generally the Company's intention to re-convey the assets of such a store to a new franchisee, requiring the new franchisee to enter into the Company's then current form of Franchise Agreement.


                                    Page -4-

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

     The Company continually prepares and revises its in-store, point-of-purchase displays, which provide various promotional messages to customers upon their arrival at Sterling Stores. Both Company-owned and most franchised Sterling Stores participate in advertising and in-store promotions, which include visual merchandising techniques to draw attention to the products displayed in the Sterling Store in question. The Company is also continually refining its interactive web site, which further markets the "Sterling Optical" and "Site for Sore Eyes" brands in an effort to increase traffic to its stores and, in many instances, also uses direct mail advertising to reach prospective, as well as existing, consumers.

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


INSIGHT MANAGED VISION CARE

     Managed care is a substantial and growing segment of the retail optical business. Under the trade name "Insight Managed Vision Care," the Company promotes the use of its Sterling Stores through the ongoing development of its managed care network. The Company, through Insight Managed Vision Care, contracts with payors (e.g. health maintenance organizations, preferred provider organizations, insurance companies, Taft-Hartley unions, and mid-sized to large companies) that offer eye care benefits to their covered participants. When Sterling Stores provide services or products to a covered participant, it is generally at a discount from the everyday advertised retail price. Typically, participants will be eligible for greater eye care benefits at Sterling Stores than those offered at eye care providers that are not participating in a managed care program. The Company believes that the additional customer traffic generated by covered participants, along with purchases by covered participants above and beyond their eye care benefits, more than offsets the reduced gross margins being realized on these sales. The Company believes that convenience of store locations and hours of operation are key factors in attracting managed care business. As the Company increases its presence within markets it has already entered as well as expands into new markets, it believes it will be more attractive to managed care payors due to the additional Sterling Stores being operated by the Company and its franchisees.


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


                                    Page -5-

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


ENVIRONMENTAL REGULATION

     The Company's business activities are not significantly affected by environmental regulations, and no material expenditures are anticipated in order for the Company to comply with any such environmental regulations. However, the Company is subject to certain regulations promulgated under the Federal Environmental Protection Act with respect to the grinding, tinting, edging and disposal of ophthalmic lenses and solutions, which the Company believes it is in material compliance with.


EMPLOYEES

     As of March 24, 2003, the Company employed approximately 160 individuals, of which approximately 77% were employed on a full-time basis. Except for those individuals employed at Company-owned Sterling Stores located in the New York metropolitan area, and except for those individuals employed by the Registrant's wholly-owned subsidiary, Insight IPA of New York, Inc. (which solicits managed care provider agreements in the State of New York), of which there were none, no employees are covered by any collective bargaining agreement. The Company considers its labor relations with its associates to be in good standing and has not experienced any interruption of its operations due to disagreements.
Additionally, the Company has an employment agreement with one of its key executives.





                                    Page -6-

Item 2.  Properties
-------------------

     The Company's headquarters, consisting of approximately 7,000 square feet, are located in an office building situated at 100 Quentin Roosevelt Boulevard, Garden City, New York 11530, under a sublease that expires in November 2006. This facility houses the Company's principal executive and administrative offices.

     The Company leases the space occupied by all of its Company-owned Sterling Stores and the majority of its franchised Sterling Stores. The remaining leases for its franchised Sterling Stores are held in the names of the respective franchisees thereof.

     Sterling Stores are generally located in commercial areas, including major shopping malls, strip centers, freestanding buildings and other areas conducive to retail trade. Generally, Sterling Stores range in size from 1,000 to 2,000 square feet.










                                    Page -7-

Item 3.  Legal Proceedings
--------------------------

     Information  with respect to the Company's  legal  proceedings  required by
Item 103 of Regulation S-K is set forth in Note 12 to the Consolidated Financial Statements included in Item 8 of this Report, and is incorporated by reference herein.

















                                    Page -8-

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     There were no matters submitted to a vote by the Company's shareholders during the fourth quarter ended December 31, 2002.

















                                    Page -9-

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

     The Registrant's Common Stock was listed on the OTC Bulletin Board under the trading symbol "ISEE.OB" as of August 23, 2001, and was previously listed on the Nasdaq National Market System. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The range of the high and low closing sales prices for the Registrant's Common Stock for each quarterly period of the last two years, is as follows:

                             2002                       2001
                      ------------------         ------------------
  Quarter Ended:        High       Low             High       Low
  --------------      -------    -------         -------    -------

  March 31             $0.14      $0.07            $0.72     $0.22
  June 30              $0.11      $0.05            $0.37     $0.19
  September 30         $0.10      $0.04            $0.80     $0.13
  December 31          $0.10      $0.03            $0.14     $0.06


     The approximate number of shareholders of record of the Company's Common Stock as of March 24, 2003, was 300.

     There was one shareholder of record of the Company's Senior Convertible Preferred Stock as of March 24, 2003.

     Historically, the Company has not paid dividends on its Common Stock, and has no intention to pay dividends on its Common Stock in the foreseeable future. It is the present policy of the Registrant's Board of Directors to retain earnings, if any, to finance the Company's operations and expansion.











                                   Page -10-

Item 6.  Selected Financial Data
--------------------------------

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

     The following Selected Financial Data has been derived from the audited consolidated financial statements of the Company and should be read in conjunction with those statements, which are included in this Report. The consolidated financial statements have been examined and reported on by Arthur Andersen LLP, independent public accountants, with respect to the years ended December 31, 2001, 2000, 1999 and 1998. The consolidated financial statements for the year ended December 31, 2002 were audited by Miller Ellin & Company LLP, independent public accountants.

                                                                            (In thousands, except for per share data)
                                                                                    Year Ended December 31,
                                                             ----------------------------------------------------------------------
Statement of Operations Data:                                    2002          2001          2000           1999          1998
                                                             ------------- ------------- -------------- ------------- -------------
System-wide sales (1)                                        $  104,448    $  124,589    $  128,775     $  140,321    $  147,402
                                                             ==========    ==========    ==========     ==========    ==========

Total revenues                                               $   17,425    $   20,619    $   23,058     $   29,580    $   32,582
                                                             ==========    ==========    ==========     ==========    ==========
Loss from continuing operations                              $   (4,721)   $   (5,088)   $  (14,628)    $   (2,691)   $  (16,016)
                                                             ==========    ==========    ==========     ==========    ==========
Income (loss) from discontinued operations                   $       74    $    1,312    $  (15,533)    $      430    $     (956)
                                                             ==========    ==========    ==========     ==========    ==========
Loss on disposal of discontinued operations                  $        -    $        -    $   (8,831)    $        -    $        -
                                                             ==========    ==========    ==========     ==========    ==========
Net loss                                                     $   (4,647)   $   (3,776)   $  (38,992)    $   (2,261)   $  (17,777)
                                                             ==========    ==========    ==========     ==========    ==========

Per Share Information - basic and diluted
-----------------------------------------
Loss from continuing operations                              $    (0.17)   $    (0.19)   $    (2.04)    $    (0.41)   $    (1.10)
                                                             ==========    ==========    ==========     ==========    ==========
Income (loss) from discontinued operations                   $     0.01    $     0.05    $    (0.66)    $     0.03    $    (0.07)
                                                             ==========    ==========    ==========     ==========    ==========
Loss on disposal of discontinued operations                  $        -    $        -    $    (0.37)    $        -    $        -
                                                             ==========    ==========    ==========     ==========    ==========
Net loss per share                                           $    (0.16)   $    (0.14)   $    (3.07)    $    (0.38)   $    (1.23)
                                                             ==========    ==========    ==========     ==========    ==========

Weighted-average common shares outstanding                       28,641        26,409        23,627         15,232        14,627
                                                             ==========    ==========    ==========     ==========    ==========

Balance Sheet Data:
-------------------
Working capital deficit                                      $   (4,632)   $   (1,011)   $   (3,987)    $   (4,795)   $   (3,351)
Total assets                                                      6,650        11,057        22,531         30,312        32,685
Total debt                                                        1,494         1,299           754          7,347         9,751

Quarterly Data:
---------------
                                          First Quarter          Second Quarter          Third Quarter          Fourth Quarter
                                         ---------------        ----------------        ---------------        ----------------
                                         2002      2001          2002      2001         2002        2001        2002      2001
                                         ----      ----          ----      ----         ----        ----        ----      ----
Net revenues                          $  4,802   $  5,464     $  3,936   $  5,288     $  4,807   $  5,006    $  3,880   $  4,895
Net loss from continuing
   operations                         $   (533)  $    (41)    $   (397)  $    (57)    $ (1,895)  $ (1,942)   $ (1,896)  $ (3,048)
Income (loss) from discontinued
   operations                         $      -   $    431     $   (120)  $  1,064     $    287   $   (657)   $    (93)  $    474
Net income (loss)                     $   (533)  $    390     $   (517)  $  1,007     $ (1,608)  $ (2,599)   $ (1,989)  $ (2,574)


                                   Page -11-


Sterling Store Data:                                                    (In thousands, except for number of stores)
                                                                                   Year Ended December 31,
                                                             ---------------------------------------------------------------------
                                                                 2002          2001          2000          1999          1998
                                                             ------------- ------------- ------------- ------------- -------------
Company-owned stores bought, opened or reacquired                     4            15             3            11             6
Company-owned stores sold or closed                                 (14)          (10)          (13)          (16)          (21)
Company-owned stores at end of period                                15            25            20            30            35
Company-owned stores being managed by Franchisees at end
   of period                                                          8             9            12             6             6
Franchised stores being managed by Company at end of period           -             1             3             5            12
Franchised stores at end of period                                  159           169           201           218           251

Average sales per store (2):
Company-owned stores                                         $      337    $      377    $      396    $      420    $      478
Franchised stores                                            $      591    $      564    $      546    $      495    $      475
Average franchise royalties per franchised store (2)         $       47    $       43    $       42    $       38    $       35

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










                                   Page -12-

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

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

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

     Net sales for Company-owned stores, including revenues generated by VCC, a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care, decreased by $1,742,000, or 15.0%, to $9,906,000 for the year ended December 31, 2002, as compared to $11,648,000 for the comparable period in 2001. The decrease in net sales was a direct result of management's commitment to continue to close non-profitable Company-owned stores. There were 15 stores being operated by the Company as of December 31, 2002, compared to 25 stores as of December 31, 2001. On a same store basis (for stores that operated as a Company-owned store during the entirety of both of the years ended December 31, 2002 and 2001), comparative net sales decreased by $377,000, or 8.2%, to $4,204,000 for the year ended December 31, 2002, as compared to $4,581,000 for the comparable period in 2001. Management believes this decrease was primarily a result of the struggling U.S. economy, combined with continuing national threats that significantly impacted the New York area, in which most of our Company-owned stores operate.

     Franchise royalties decreased by $1,044,000, or 13.3%, to $6,816,000 for the year ended December 31, 2002, as compared to $7,860,000 for the comparable period in 2001. This decrease was a result of the fact that there were fewer franchised stores in operation during 2002 as compared to 2001. As of December 31, 2002, there were 159 franchised stores in operation, as compared to 169 as of December 31, 2001. Additional factors driving the decrease were the struggling U.S. economy, and certain other out of the ordinary threats and incidents that took place in areas of the United States in which a large number of our franchise stores operate, including New York, Maryland, Virginia, Washington D.C., and California, which significantly affected retail traffic in those areas.

     Net gains on the conveyance of Company-store assets to franchisees, and other franchise related fees (which includes initial franchise fees, renewal fees and fees related to the transfer of store ownership from one franchisee to another) decreased by $69,000, or 49.3%, to $71,000 for the year ended December 31, 2002, as compared to $140,000 for the comparable period in 2001. This decrease was a direct result of a lower amount of initial franchise, transfer and renewal fees for the year ended December 31, 2002, as compared to the comparable period in 2001. The Company did not convey the assets of any of its Company-owned stores to franchisees during 2002 or 2001.

     Interest on franchise notes receivable decreased by $635,000, or 67.1%, to $312,000 for the year ended December 31, 2002, as compared to $947,000 for the comparable period in 2001. This decrease was principally due to several franchise notes maturing during 2002, along with the fact that certain of the Company's franchisees filed bankruptcy or experienced other significant personal financial difficulties, leaving them unable to fulfill their commitment under their respective promissory notes to the Company.

     Other income increased by $262,000, to $320,000, for the year ended December 31, 2002, as compared to $58,000 for the comparable period in 2001. This increase was primarily a result of the sale of certain assets of the Company to third parties, along with the settlement of certain existing liabilities at lesser amounts than anticipated.

     The Company's gross profit margin increased by 3.4%, to 77.0% for the year ended December 31, 2002, as compared to 73.6% for the comparable period in 2001. This increase was a result of improved inventory management and control, improved purchasing at lower average product costs, and improved discounts obtained in 2002 from certain of the Company's vendors. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competitive pricing, and promotional incentives.

                                   Page -13-

     Selling, general and administrative expenses decreased by $1,797,000, or 8.8%, to $18,564,000 for the year ended December 31, 2002, as compared to $20,361,000 for the comparable period in 2001. This decrease was primarily due to management's continuing plans to reduce administrative expenses, and to close non-profitable Company-owned stores. Included were reductions in salaries and related expenses of $2,216,000, facility and other overhead charges of $263,000, and depreciation and amortization of $863,000. These items were offset by a $1,691,000 increase in the provision for doubtful accounts related to certain franchise receivables and notes that management deemed uncollectible due to, among other reasons, certain of the Company's franchisees filing bankruptcy or experiencing other significant personal financial difficulties, leaving them unable to fulfill their financial obligations to the Company. A smaller portion of this provision related to certain managed care receivables that were deemed uncollectible.

     Provision for store closings decreased by $44,000, to $920,000, for the year ended December 31, 2002, as compared to $964,000 for the comparable period in 2001. In 2002, management made the decision to close an additional 15 of its Company-owned stores. In connection therewith, the Company recorded a provision based on the estimated costs (including lease termination costs and other expenses) that will be incurred in the closing of the stores.

     Non-cash charges for the issuance of warrants and induced conversions of warrants decreased by $165,000, or 100.0%, for the year ended December 31, 2002, from the comparable period in 2001. This decrease was due to the fact that there were no non-cash charges related to warrants or induced conversions during 2002. The Company does, however, have outstanding contingent warrants that become exercisable upon the achievement, by the Company, of certain predetermined
EBITDA targets. Due to these contingencies, the future valuation of the contingent warrants, if and when they become exercisable, will result in charges to the Company's results of operations in future periods. The significance of these charges, if any, will be dependent upon the fair market value of the Company's common stock at the time that the respective EBITDA targets are achieved.

     Loss from the operation of franchised stores managed by the Company decreased by $167,000, or 100.0%, for the year ended December 31, 2002, from the comparable period in 2001. The Company did not manage any stores on behalf of franchisees during 2002, and has no intention of doing so in the future.

     Interest expense increased by $130,000, or 168.8%, to $207,000 for the year ended December 31, 2002, as compared to $77,000 for the comparable period in 2001. This increase was a direct result of interest paid, during 2002, in connection with $2,000,000 in financing arrangements obtained by the Company in January 2002.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

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

     Net gains and fees on the conveyance of Company-owned store assets to franchisees (which includes renewal fees and the fees related to the transfer of store ownership from one franchisee to another) decreased by $158,000, or 53.0%, to $140,000 for the year ended December 31, 2001, as compared to $298,000 for the comparable period in 2000. This decrease was due to the fact that the Company did not convey to franchisees (and thus did not realize a gain on) any assets of Company-owned stores during the year ended December 31, 2001. In 2000, however, the Company conveyed the assets of three Company-owned stores to franchisees. The $140,000 reflected for the year ended December 31, 2001 relates solely to transfer and renewal fees.

     Interest on franchise notes receivable decreased by $263,000, or 21.7%, to $947,000 for the year ended December 31, 2001, as compared to $1,210,000 for the comparable period in 2000. This decrease was principally due to the fact that several franchise notes matured during 2001.

                                   Page -14-

     Other income decreased by $300,000, or 83.8%, to $58,000 for the year ended December 31, 2001, as compared to $358,000 for the comparable period in 2000. This decrease was primarily a result of a decrease in the amount of interest income earned by the Company, due to lower average cash balances on hand in its banks during 2001, as compared to 2000.

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

     Selling, general and administrative expenses decreased by $11,870,000, or 36.6%, to $20,361,000 for the year ended December 31, 2001, as compared to $31,260,000 for the comparable period in 2000. This decrease was primarily due to the fact that the Company recorded increased charges of $10,260,000 for the year ended December 31, 2000, related to the Company's provision for doubtful accounts associated with accounts and notes receivable due from franchisees, along with certain receivables from franchisees for advertising expenditures that the Company incurred on their behalf, while the Company incurred no such charges for the year ended December 31, 2001. As discussed in prior year, the increased charges in 2000 were a direct result of a change in management philosophy, policy, direction, and related courses of action resulting from a change in the Company's senior management personnel subsequent to December 31, 2000, to take back franchise stores and/or reevaluate notes receivable due from various problem franchisees. During 2001, the Company did not incur similar charges, as management more closely monitored and managed its franchise receivables and notes. Additionally, due to corporate downsizing and improved scheduling in its Company-owned stores, the Company reduced salary and related expenses by approximately $1,500,000. Finally, there was a decrease in depreciation and amortization of approximately $350,000 due to the full depreciation in the prior year of certain of the Company's property and equipment.

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

     Interest expense decreased by $355,000, or 82.2%, to $77,000 for the year ended December 31, 2001, as compared to $432,000 for the comparable period in 2000. This decrease resulted from a decrease in long-term debt during the year ended December 31, 2001, as compared to the comparable period in 2000.


LIQUIDITY AND CAPITAL RESOURCES

     For the year ended December 31, 2002, cash flows provided by investing activities were $1,058,000, principally due to the proceeds received on the Company's franchise notes receivable, offset, in part, by limited capital expenditures made by the Company during 2002.

                                   Page -15-

     For the year ended December 31, 2002, cash flows provided by financing activities were $323,000, principally due to an aggregate of $2,141,000 of proceeds from a secured note from an independent financial institution, borrowings under the Company's credit facility with Horizons Investors Corp. ("Horizons"), a related party, and a loan from one of the Company's directors. These proceeds were offset by payments made against the secured note, the credit facility, the director loan, and short-term loans made at the end of 2001from Horizons and Broadway Partners LLC ("Broadway"), also a related party.

     As of December 31, 2002 (exclusive of net liabilities of discontinued operations), the Company had negative working capital of $4,424,000 and cash on hand of $664,000. During 2002, the Company used $1,817,000 of cash in its operating activities. The Company incurred a net loss from continuing operations of $4,721,000 for the year ended December 31, 2002. The primary components of this loss were related to the provision for doubtful accounts of approximately $1,829,000, along with a provision for store closings of $920,000. Additionally, a majority of the cash used in operating activities was a result of $775,000 of costs paid out related to the Company's store closure plan (Note 8), a net decrease of $430,000 in accounts payable and accrued liabilities that existed as of December 31, 2002, and $227,000 related to the prepayment of certain other business expenses, offset, in part, by a net decrease of $328,000 in franchise and other receivables, and a net decrease in inventories (due to the closure of non-profitable Company-owned stores and improved inventory management) of $290,000. Management anticipates that it will continue to make significant payments against liabilities associated with the closure of non-profitable Company-owned stores that are already reflected in the Consolidated Balance Sheet as of December 31, 2002.

     The Company plans to continue to improve its cash flows during 2003 by improving store profitability through increased monitoring of store-by-store operations, closing non-profitable Company-owned stores, continuing to implement reductions of administrative overhead expenses where necessary and feasible, actively supporting development programs for franchisees, and adding new franchised stores to the system. Management believes that with the successful execution of the aforementioned plans to improve cash flows, its existing cash, the collection of outstanding receivables, and the successful completion of its shareholder rights offering (Note 14), there will be sufficient liquidity available for the Company to continue in operation through the first quarter of 2004. However, there can be no assurance that the Company will be able to successfully execute the aforementioned plans, or that it will be successful in completing its rights offering.


MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

     High-quality financial statements require rigorous application of high-quality accounting policies. Management believes that its policies related to revenue recognition, legal contingencies, allowances on franchise, notes and other receivables, and accruals for store closings and costs of disposal of discontinued operations are critical to an understanding of the Company's consolidated financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Debt Extinguishments and Accounting for Leases

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, rather than as an extraordinary item as previously required. Extraordinary treatment will be required for certain extinguishments as provided in Accounting Principles Board ("APB") Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 to require that certain modifications to capital leases be treated as a sale-leaseback, and to modify the accounting for sub-leases when the original lessee remains a secondary obligor. The Company is required to adopt the provisions of SFAS No. 145 in the first quarter of 2003.


                                   Page -16-

Costs to Exit an Activity

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The requirements of SFAS No. 146 apply prospectively to activities that are initiated after December 31, 2002 and, as a result, the Company cannot reasonably estimate the impact of adopting these new rules until and unless it undertakes relevant activities in future periods.

Guarantee Disclosures

     In November 2002, the FASB issued Interpretation ("FIN") No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies the required disclosures to be made by a guarantor in their interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN No. 45 also requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken. The Company is required to adopt the disclosure requirements of FIN No. 45 for financial statements ending December 31, 2002. The Company is required to adopt and accordingly has adopted prospectively the initial recognition and measurement provisions of FIN No. 45 for guarantees issued or modified after December 31, 2002 and, as a result, the Company cannot reasonably estimate the impact of adopting these new rules until and unless it undertakes relevant activities in future periods.

Stock Based Compensation

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the Company's financial position or results of operations.


Consolidation of Variable Interest Entities


     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of certain entities. First, FIN No. 46 will require identification of the Company's participation in variable interests entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN No. 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN No. 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Company does not participate in VIEs, it does not anticipate that the provisions of FIN No. 46 will have a material impact on its financial position or results of operations.


                                   Page -17-

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

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






                                   Page -18-

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------



                                TABLE OF CONTENTS


                                                                       PAGE

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                              20-21

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2002 and 2001            22

Consolidated Statements of Operations for the Years Ended
   December 31, 2002, 2001 and 2000                                     23

Consolidated Statements of Shareholders' Equity (Deficit) for the
   Years Ended December 31, 2002, 2001 and 2000                         24

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2002, 2001 and 2000                                     25

Notes to Consolidated Financial Statements                              26



     Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.






                                   Page -19-

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To Emerging Vision, Inc.:


     We have audited the accompanying consolidated balance sheet of Emerging Vision, Inc. (a New York corporation) and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of, and for the two years ended, December 31, 2001 were audited by other auditors who have ceased operations and whose report, dated April 8, 2002, expressed an unqualified opinion on those financial statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Emerging Vision, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 3 to the financial statements, the Company changed its method of accounting for goodwill in 2002, as required by the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."



                                           /S/ Miller Ellin & Company LLP


New York, New York
March 28, 2003










                                   Page -20-

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



                                               /s/ Arthur Andersen LLP

Melville, New York
April 8, 2002






     THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED ARTHUR ANDERSEN REPORT AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN. PURSUANT TO SEC RELEASE NO. 33-8070 AND RULE 437A UNDER THE SECURITIES ACT OF 1933, AS AMENDED, EMERGING VISION, INC. HAS NOT RECEIVED WRITTEN CONSENT AFTER REASONABLE EFFORT TO USE THIS REPORT. BECAUSE ARTHUR ANDERSEN LLP HAS NOT CONSENTED TO THE INCLUSION OF THEIR REPORT IN THIS REPORT, YOU WILL NOT BE ABLE TO RECOVER AGAINST ARTHUR ANDERSEN LLP UNDER SECTION 11 OF THE SECURITIES ACT FOR ANY UNTRUE STATEMENTS OF A MATERIAL FACT CONTAINED IN THE FINANCIAL STATEMENTS AUDITED BY ARTHUR ANDERSEN LLP OR ANY OMISSIONS TO STATE A MATERIAL FACT REQUIRED TO BE STATED THEREIN.


                                   Page -21-

                     EMERGING VISION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                                               December 31,
                                                                                                            2002          2001
                                                                                                       -------------- --------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                                          $       664    $     1,053
     Franchise receivables, net of allowance of $1,063 and $3,095, respectively                               1,133          1,837
     Other receivables, net of allowance of $101 and $171, respectively                                         447            739
     Current portion of franchise notes receivable, net of allowance
        of $442 and $0, respectively                                                                            612          2,993
     Inventories                                                                                                456            783
     Prepaid expenses and other current assets                                                                  321             94
                                                                                                        -----------    -----------
                     Total current assets                                                                     3,633          7,499
                                                                                                        -----------    -----------

Property and equipment, net                                                                                     693          1,075
Franchise notes and other receivables, net of allowance of $1,486
   and $3,326, respectively                                                                                     781            862
Goodwill                                                                                                      1,266          1,266
Other assets                                                                                                    277            355
                                                                                                        -----------    -----------
                     Total assets                                                                       $     6,650    $    11,057
                                                                                                        ===========    ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Current portion of long-term debt, net (Note 11)                                                   $       626    $       186
     Accounts payable and accrued liabilities (Note 9)                                                        5,945          6,375
     Accrual for store closings (Note 8)                                                                      1,109            964
     Related party borrowings (Notes 11 and 13)                                                                 377            750
     Net liabilities of discontinued operations                                                                 208            235
                                                                                                        -----------    -----------
                     Total current liabilities                                                                8,265          8,510
                                                                                                        -----------    -----------

Long-term debt, net (Note 11)                                                                                   260            363
                                                                                                        -----------    -----------
Related party borrowings (Notes 11 and 13)                                                                      231              -
                                                                                                        -----------    -----------
Franchise deposits and other liabilities                                                                      1,709          1,567
                                                                                                        -----------    -----------
Commitments and contingencies (Note 12)

Shareholders' equity (deficit):
     Preferred stock, $0.01 par value per share; 5,000,000 shares authorized:
        Senior Convertible Preferred Stock, $100,000 liquidation preference
        per share; 1 and 3 shares issued and outstanding, respectively                                           74            287
     Common stock, $0.01 par value per share; 150,000,000 shares authorized;
        29,922,957 and 27,187,309 shares issued, respectively, and 29,740,620
        and 27,004,972 shares outstanding, respectively                                                         299            272
     Treasury stock, at cost, 182,337 shares                                                                   (204)          (204)
     Additional paid-in capital                                                                             120,345        119,926
     Accumulated deficit                                                                                   (124,329)      (119,664)
                                                                                                        -----------    -----------
                     Total shareholders' equity (deficit)                                                    (3,815)           617
                                                                                                        -----------    -----------
                     Total liabilities and shareholders' equity (deficit)                               $     6,650    $    11,057
                                                                                                        ===========    ===========

                 The accompanying notes are an integral part of these consolidated balance sheets.

                                   Page -22-

                     EMERGING VISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                                                                            For the Year Ended December 31,
                                                                                     -----------------------------------------------
                                                                                          2002            2001            2000
                                                                                     --------------- --------------- ---------------
Revenues:
    Net sales                                                                         $     9,906     $    11,648     $    12,115
    Franchise royalties                                                                     6,816           7,860           9,077
    Net gains from the conveyance of Company-store assets to franchisees, and
       other franchise related fees                                                            71             140             298
    Interest on franchise notes receivable                                                    312             947           1,210
    Other income                                                                              320              58             358
                                                                                      -----------     -----------     -----------
                                                                                           17,425          20,653          23,058
                                                                                      -----------     -----------     -----------
Costs and expenses:

    Cost of sales                                                                           2,282           3,077           3,870
    Selling, general and administrative expenses                                           18,564          20,361          31,260
    Loss from franchised stores operated under management agreements                            -             167             627
    Provision for store closings (Note 8)                                                     920             964               -
    Charges related to long-lived assets                                                      173             930           1,131
    Non-cash charges for issuance of common stock, warrants and induced
       conversions of warrants                                                                  -             165             366
    Interest expense                                                                          207              77             432
                                                                                      -----------     -----------     -----------
                                                                                           22,146          25,741          37,686
                                                                                      -----------     -----------     -----------

Loss from continuing operations before provision for income taxes                          (4,721)         (5,088)        (14,628)
Provision for income taxes                                                                      -               -               -
                                                                                      -----------     -----------     -----------
Loss from continuing operations                                                            (4,721)         (5,088)        (14,628)
                                                                                      -----------     -----------     -----------
Discontinued operations (Note 2):
     Income (loss) from discontinued operations                                                74           1,312         (15,533)
     Loss on disposal of discontinued operations                                                -               -          (8,831)
                                                                                      -----------     -----------     -----------
          Income (loss) from discontinued operations                                           74           1,312         (24,364)
                                                                                      -----------     -----------     -----------
Net loss                                                                              $    (4,647)    $    (3,776)    $   (38,992)
                                                                                      ===========     ===========     ===========

Per share information - basic and diluted (Note 4):

    Loss from continuing operations                                                   $     (0.17)    $     (0.19)    $     (2.04)
    Income (loss) from discontinued operations                                               0.01            0.05           (0.66)
    Loss on disposal of discontinued operations                                                 -               -           (0.37)
                                                                                      -----------     -----------     -----------
       Net loss per share                                                             $     (0.16)    $     (0.14)    $     (3.07)
                                                                                      ===========     ===========     ===========

Weighted-average number of common shares outstanding - basic and diluted                   28,641          26,409          23,627
                                                                                      ===========     ===========     ===========

                   The accompanying notes are an integral part of these consolidated statements.

                                   Page -23-

                     EMERGING VISION, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (In Thousands, Except Share Data)

                                                                 Series B Convertible    Senior Convertible
                                                                   Preferred Stock        Preferred Stock        Common Stock
                                                                 Shares        Amount    Shares    Amount   Shares       Amount
                                                                 ------        ------    ------    ------  ----------   --------


BALANCE - DECEMBER 31, 1999................................         -        $   -           21   $2,417   16,676,630   $   167
Issuance of common shares upon induced conversion
     of Senior Convertible Preferred Stock.................         -            -          (18)  (2,130)   2,468,334        25
Exercise of stock options and warrants.....................         -            -            -        -    2,048,460        20
Issuance of common shares for consulting services..........         -            -            -        -    1,010,000        10
Issuance of Series B Convertible Preferred Stock...........     1,677,570        -            -        -            -         -
Issuance of warrants in connection with
     Series B Convertible Preferred Stock..................         -            -            -        -            -         -
Accretion of dividends on Series B Convertible
     Preferred Stock.......................................         -         11,743          -        -            -         -
Issuance of common shares upon conversion of Series B
     Convertible Preferred Stock...........................    (1,677,570)   (11,743)         -        -    3,355,140        34
Issuance of common shares to franchisees...................         -            -            -        -          667         -
Issuance of warrants and options for consulting services...         -            -            -        -            -         -
Equity contribution related to extinguishment of
     debt to related party.................................         -            -            -        -            -         -
Acquisition of treasury shares.............................         -            -            -        -            -         -
Net loss...................................................         -            -            -        -            -         -
                                                               -----------   -------     ------   ------   ----------   --------
BALANCE - DECEMBER 31, 2000................................         -            -            3      287   25,559,231       256
Issuance of common shares for consulting services (Note 14)         -            -            -        -    1,628,078        16
Acquisition of treasury shares (Note 14)...................         -            -            -        -            -         -
Net loss...................................................         -            -            -        -            -         -
                                                               -----------   -------     ------   ------   ----------   --------
BALANCE - DECEMBER 31, 2001................................         -            -            3      287   27,187,309       272
Issuance of warrrants in connection with financing
   arrangements (Note 11)..................................         -            -            -        -            -         -
Exercise of stock warrants (Note 15).......................         -            -            -        -    2,500,000        25
Issuance of common shares upon conversion of Senior
   Covertible Preferred Stock (Note 14)....................         -            -           (2)    (213)     235,648         2
Net loss...................................................         -            -            -        -            -         -
                                                               -----------   -------     ------   ------   ----------   --------
BALANCE - DECEMBER 31, 2002................................         -        $   -            1   $   74   29,922,957    $  299
                                                               ===========   =======     ======   ======   ==========   ========


                        The  accompanying  notes  are an  integral  part of these consolidated statements.

                     EMERGING VISION, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) - (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (In Thousands, Except Share Data)

                                                                Treasury Stock,     Additional                   Total
                                                                    at cost          Paid-In   Accumulated    Shareholders'
                                                               Shares      Amount    Capital     Deficit    Equity (Deficit)
                                                               ------      -----     --------   ---------      --------
BALANCE - DECEMBER 31, 1999.................................         -     $   -     $ 55,023   $ (43,446)     $ 14,161
Issuance of common shares upon induced conversion
     of Senior Convertible Preferred Stock..................         -         -       23,812     (21,707)            -
Exercise of stock options and warrants......................         -         -        7,672           -         7,692
Issuance of common shares for consulting services...........         -         -        9,798           -         9,808
Issuance of Series B Convertible Preferred Stock............         -         -        6,239           -         6,239
Issuance of warrants in connection
      with Series B Convertible Preferred Stock.............         -         -        4,379           -         4,379
Accretion of dividends on Series B Convertible
     Preferred Stock........................................         -         -            -     (11,743)            -
Issuance of common shares upon conversion of Series B
     Convertible Preferred Stock............................         -         -       11,709           -             -
Issuance of common shares to franchisees....................         -         -            -           -             -
Issuance of warrants and options for consulting services....         -         -           94           -            94
Equity contribution related to extinguishment of
     debt to related party..................................         -         -          727           -           727
Acquisition of treasury shares..............................   177,001      (203)           -           -          (203)
Net loss....................................................         -         -            -     (38,992)      (38,992)
                                                               -------     -----     --------   ---------      --------
BALANCE - DECEMBER 31, 2000                                    177,001      (203)     119,453    (115,888)        3,905
Issuance of common shares for consulting services (Note 14)          -         -          473           -           489
Acquisition of treasury shares (Note 14)...................      5,336        (1)           -           -            (1)
Net loss...................................................          -         -            -      (3,776)       (3,776)
                                                               -------     -----     --------   ---------      --------
BALANCE - DECEMBER 31, 2001................................    182,337      (204)     119,926    (119,664)          617
Issuance of warrrants in connection with financing
   arrangements (Note 11)..................................          -         -          190           -           190
Exercise of stock warrants (Note 15).......................          -         -            -           -            25
Issuance of common shares upon conversion of Senior
   Covertible Preferred Stock (Note 14)....................          -         -          229         (18)            -
Net loss...................................................          -         -            -      (4,674)       (4,674)
                                                               -------     -----     --------   ---------      --------
BALANCE - DECEMBER 31, 2002................................    182,337     $(204)    $120,345   $(124,329)      $(3,815)
                                                               =======     =====     ========   =========      ========

                        The  accompanying  notes  are an  integral  part of these consolidated statements.

                                   Page -24-

                     EMERGING VISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                              For the Year Ended December 31,
                                                                                      ----------------------------------------------
                                                                                           2002            2001            2000
                                                                                      -------------- ---------------- --------------
Cash flows from operating activities:
     Net loss from continuing operations                                               $    (4,721)   $    (5,088)     $   (14,628)
     Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
           Depreciation and amortization                                                       489          1,351            1,440
           Provision for doubtful accounts                                                   1,829            138            6,967
           Provision for store closings                                                        920            964                -
           Provision for inventories                                                             -            100                -
           Net gains from the conveyance of Company-owned store assets to
              franchisees                                                                        -              -             (298)
           Amortization of excess of fair value of assets acquired over cost                     -           (317)            (348)
           Non-cash compensation charges related to options and warrants                        87            165               94
           Charges related to long-lived assets                                                173            930            1,131
     Changes in operating assets and liabilities:
           Franchise and other receivables                                                     328          1,007              (35)
           Inventories                                                                         290            150              880
           Prepaid expenses and other current assets                                          (227)           381               95
           Other assets                                                                         78             15              330
           Accounts payable and accrued liabilities                                           (430)        (5,365)           2,788
           Franchise deposits and other liabilities                                            142           (134)             (32)
           Accrual for store closings                                                         (775)             -             (299)
                                                                                       -----------    -----------      -----------
Net cash used in operating activities                                                       (1,817)        (5,703)          (1,915)
                                                                                       -----------    -----------      -----------
Cash flows from investing activities:
     Franchise notes receivable issued                                                         (71)             -             (582)
     Proceeds from franchise and other notes receivable                                      1,409          1,961            2,030
     Purchases of property and equipment                                                      (280)          (345)          (1,579)
                                                                                       -----------    -----------      -----------
Net cash provided by (used in) investing activities                                          1,058          1,616             (131)
                                                                                       -----------    -----------      -----------
Cash flows from financing activities:
     Proceeds from the exercise of stock options and warrants                                   25              -            7,692
     Proceeds from borrowings                                                                2,141            750                -
     Payments on borrowings                                                                 (1,843)          (205)          (6,594)
     Net proceeds from the issuance of Series B Convertible Preferred Stock                      -              -           10,618
     Acquisition of treasury shares                                                              -             (1)            (203)
                                                                                       -----------    -----------      -----------
Net cash provided by financing activities                                                      323            544           11,513
                                                                                       -----------    -----------      -----------
Net cash (used in) provided by continuing operations                                          (436)        (3,543)           9,467
                                                                                       -----------    -----------      -----------
Net cash provided by (used in) discontinued operations                                          47           (619)          (4,360)
                                                                                       -----------    -----------      -----------
Net (decrease) increase in cash and cash equivalents                                          (389)        (4,162)           5,107
Cash and cash equivalents - beginning of year                                                1,053          5,215              108
                                                                                       -----------    -----------      -----------
Cash and cash equivalents - end of year                                                $       664    $     1,053      $     5,215
                                                                                       ===========    ===========      ===========

Supplemental disclosures of cash flow information:
     Cash paid during the year for:
        Interest                                                                       $       118    $        49      $       324
                                                                                       ===========    ===========      ===========
        Taxes                                                                          $        75    $        69      $        28
                                                                                       ===========    ===========      ===========
     Non-cash investing and financing activities:
        Franchise store assets reacquired                                              $         -    $       501      $       416
        Issuance of common shares for consulting services                                        -            165                -
        Issuance of common shares to settle vendor payable related to
           discontinued operations                                                               -            324                -
        Extinguishment of related party debt                                                     -              -              727


                   The accompanying notes are an integral part of these consolidated statements.

                                   Page -25-

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

     As of December 31, 2002, there were 182 Sterling Stores in operation, consisting of 23 Company-owned stores (including 8 stores being managed by franchisees), and 159 franchised stores. As discussed in Note 8, the Company anticipates closing 11 of its non-profitable Company-owned stores during 2003.

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

Management's Liquidity Plans
----------------------------

     As of December 31, 2002 (exclusive of net liabilities of discontinued operations), the Company had negative working capital of $4,424,000 and cash on hand of $664,000. During 2002, the Company used $1,817,000 of cash in its operating activities. The Company incurred a net loss from continuing operations of $4,721,000 for the year ended December 31, 2002. The primary components of this loss were related to the provision for doubtful accounts of approximately $1,829,000, along with a provision for store closings of $920,000. Additionally, a majority of the cash used in operating activities was a result of $775,000 of costs paid out related to the Company's store closure plan (Note 8), a net decrease of $430,000 in accounts payable and accrued liabilities that existed as of December 31, 2002, and $227,000 related to the prepayment of certain other business expenses, offset, in part, by a net decrease of $328,000 in franchise and other receivables, and a net decrease in inventories (due to the closure of non-profitable Company-owned stores and improved inventory management) of $290,000. Management anticipates that it will continue to make significant payments against liabilities associated with the closure of non-profitable Company-owned stores that are already reflected in the Consolidated Balance Sheet as of December 31, 2002.

     The Company plans to continue to improve its cash flows during 2003 by improving store profitability through increased monitoring of store-by-store operations, closing non-profitable Company-owned stores, continuing to implement reductions of administrative overhead expenses where necessary and feasible, actively supporting development programs for franchisees, and adding new franchised stores to the system. Management believes that with the successful execution of the aforementioned plans to improve cash flows, its existing cash, the collection of outstanding receivables, and the successful completion of its shareholder rights offering (Note 14), there will be sufficient liquidity available for the Company to continue in operation through the first quarter of 2004. However, there can be no assurance that the Company will be able to successfully execute the aforementioned plans, or that it will be successful in completing its rights offering.

                                   Page -26-

NOTE 2 - DISCONTINUED OPERATIONS:

     As discussed in Note 1, in March 2001, the Company's Board of Directors decided to discontinue the operations of the Internet, Insight Laser and Ambulatory Center divisions. The Company successfully completed its plan of disposal of the assets of these segments in 2001. Accordingly, the remaining results of operations and cash flows have been reflected as discontinued operations in the accompanying consolidated financial statements. As of December 31, 2002, there were approximately $159,000 of expenses associated with the Company's disposal of these divisions accrued as part of accounts payable and accrued liabilities on the accompanying Consolidated Balance Sheet. The majority of this amount (of which $195,000 was provided for during 2002) relates to certain potential ongoing liabilities that the Company agreed to guarantee in connection with the Company's sale of the Ambulatory Center (Note 12).

     In August 2002, the Company received approximately $342,000 in connection with the Pillar Point Partners Antitrust and Patent Litigation, a class action lawsuit to which Insight Laser was a plaintiff. This amount was reflected as income from discontinued operations on the accompanying Consolidated Statement of Operations for the year ended December 31, 2002, and offset the aforementioned costs associated with the Ambulatory Center guarantee.


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

Principles of Consolidation
---------------------------

     The Consolidated Financial Statements include the accounts of Emerging Vision, Inc. and its operating subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.

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

     For the years ended December 31, 2001 and 2000, the Company managed 1 and 3 Sterling Stores, respectively, for franchisees, under management agreements entered into with each such franchisee. These management agreements generally provided for the operation of the Sterling Store in question, by the Company, with all operating decisions primarily being made by the Company. The Company owned the inventory at these locations and was responsible for the collection of all revenues and the payment of all associated expenses. For the years ended December 31, 2001 and 2000, these stores generated revenues of $216,000 and $1,382,000, respectively, and net losses of $167,000 and $627,000, respectively. The Company did not manage any stores on behalf of franchisees during 2002, and has no intention of doing so in the future.

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

                                   Page -27-

     The Company derives its revenues from the following four principal sources:

     Net sales - Represents sales from eye care products and related services;

     Franchise royalties - Represents continuing franchise fees based upon a percentage of the gross revenues generated by each franchised location;

     Net gains from the conveyance of Company-store assets to franchisees, and other franchise related fees - Represents the net gains from the sale of Company-owned store assets to franchisees; and certain fees collected by the Company under the terms of franchise agreements (including, but not limited to, initial franchise fees, transfer fees and renewal fees).

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

Fair Value of Financial Instruments
-----------------------------------

     As of December 31, 2002, the carrying values of the Company's financial instruments, such as cash and cash equivalents, accounts and notes receivable and long-term debt, approximated their fair values, based on their short-term maturities and the nature of these instruments.

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

Goodwill
--------

     Through December 31, 2001, goodwill was being amortized, on a straight-line basis, over its estimated useful life of 20 years, and accumulated amortization on goodwill was approximately $1,275,000 as of December 31, 2001.

     In 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This Statement provided that goodwill and intangible assets with indefinite lives should no longer be amortized, but should be reviewed, at least annually, for impairment. In accordance with the adoption of SFAS No. 142, beginning January 1, 2002, the Company ceased amortizing its existing net goodwill of $1,266,000, resulting in the exclusion of approximately $268,000 of amortization expense for the year ended December 31, 2002. Management performed a review of its existing goodwill and determined that it is not impaired as of December 31, 2002.

                                   Page -28-

Impairment of Long-Lived Assets
-------------------------------

     The Company follows the provisions of SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of". This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, but amends the prior accounting and reporting standards for segments of a business to be disposed of. The Company periodically evaluates its long-lived assets (on a store-by-store basis) based on, among other factors, the estimated, undiscounted future cash flows expected to be generated from such assets in order to determine if an impairment exists. For the years ended December 31, 2002 and 2001, the Company recorded impairment charges of $0 and $574,000, respectively, for stores it will continue to operate, and wrote off $173,000 and $356,000, respectively, of long-lived assets related to stores that management has made the decision to close (Note 8). For the year ended December 31, 2000, the Company recorded impairment charges of $1,131,000 related to certain corporate long-lived assets that it no longer had use for, along with the capitalized web development costs associated with the development of the website for its 1-800 Anylens business (Note 13). All of the aforementioned amounts are reflected in the Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000, respectively, and a new basis, if any, for the impaired assets was established.

Advertising Costs
-----------------

     The Company expenses advertising costs as incurred. Advertising costs for Company-owned stores aggregated approximately $364,000, $536,000 and $500,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Comprehensive Income
--------------------

     The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes rules for the reporting of comprehensive income and its components. For the years ended December 31, 2002, 2001 and 2000, the Company's operations did not give rise to items includible in comprehensive loss that were not already included in net loss. Therefore, the Company's comprehensive loss is the same as its net loss for all periods presented.

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

Segment Information
-------------------

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes annual and interim reporting standards for an enterprise's operating segments, and related disclosures about its products, services, geographic areas and major customers. For the years ended December 31, 2002, 2001 and 2000, the Company's continuing operations were classified into one principal industry segment - retail optical (Note 1). All other segments have been reflected as discontinued operations. Accordingly, the disclosures required by SFAS No. 131 have not been provided.

                                   Page -29-

Reclassifications
-----------------

     Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year presentation.

New Accounting Pronouncements
-----------------------------

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, rather than as an extraordinary item as previously required. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 to require that certain modifications to capital leases be treated as a sale-leaseback, and to modify the accounting for sub-leases when the original lessee remains a secondary obligor. The Company is required to adopt the provisions of SFAS No. 145 in the first quarter of 2003.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The requirements of SFAS No. 146 apply prospectively to activities that are initiated after December 31, 2002 and, as a result, the Company cannot reasonably estimate the impact of adopting these new rules until and unless it undertakes relevant activities in future periods.

     In November 2002, the FASB issued Interpretation ("FIN") No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies the required disclosures to be made by a guarantor in their interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN No. 45 also requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken. The Company is required to adopt the disclosure requirements of FIN No. 45 for financial statements ending December 31, 2002. The Company is required to adopt and accordingly has adopted prospectively the initial recognition and measurement provisions of FIN No. 45 for guarantees issued or modified after December 31, 2002 and, as a result, the Company cannot reasonably estimate the impact of adopting these new rules until and unless it undertakes relevant activities in future periods.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the Company's financial position or results of operations.

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of certain entities. First, FIN No. 46 will require identification of the Company's participation in variable interests entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN No. 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN No. 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Company does not participate in VIEs, it does not anticipate that the provisions of FIN No. 46 will have a material impact on its financial position or results of operations.


NOTE 4 - PER SHARE INFORMATION:

     In accordance with SFAS No. 128, "Earnings Per Share", basic net loss per common share ("Basic EPS") is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company's Consolidated Statements of Operations. There were 9,222,657, 10,350,322 and 9,267,966 stock options and warrants


                                   Page -30-
excluded from the computation of Diluted EPS for the years ended December 31, 2002, 2001 and 2000, respectively, as their effect on the computation of Diluted EPS would have been anti-dilutive. Additionally, for the years ended December 31, 2002, 2001 and 2000, respectively, there were 0.74, 2.51 and 2.51 shares of our Senior Convertible Preferred Stock outstanding, convertible into 98,519, 334,167 and 334,167 shares of the Company's Common Stock. Similarly, these preferred shares were not "assumed converted" as the effect on the computation of Diluted EPS would also have been anti-dilutive.

     The following table sets forth the computation of basic and diluted per share information:

                                                                                                    (In thousands)
                                                                                   -------------------------------------------------
                                                                                        2002             2001             2000
                                                                                   -------------------------------------------------
Numerator:
---------
     Loss from continuing operations                                                $    (4,721)     $    (5,088)     $   (14,628)
     Induced conversion of Senior Convertible Preferred Stock                               (18)               -          (21,707)
     Accretion of dividends on Series B Convertible Preferred Stock                           -                -          (11,743)
                                                                                    -----------      -----------      -----------
       Numerator for basic and diluted loss per share -
          loss attributable to common shareholders                                       (4,739)          (5,088)         (48,078)
                                                                                    -----------      -----------      -----------
Basic and Diluted:

     Loss attributable to common shareholders                                            (4,739)          (5,088)         (48,078)
     Income (loss) from discontinued operations                                              74            1,312          (15,533)
     Loss on disposal of discontinued operations                                              -                -           (8,831)
                                                                                    -----------      -----------      -----------
        Net loss attributable to common shareholders                                $    (4,665)     $    (3,776)     $   (72,442)
                                                                                    ===========      ===========      ===========
Denominator:
-----------

     Denominator for basic and diluted per share information -
        weighted-average shares outstanding                                              28,641           26,409           23,627
                                                                                    ===========      ===========      ===========

Basic and Diluted Per Share Information:
---------------------------------------

     Loss attributable to common shareholders                                        $    (0.17)      $    (0.19)      $    (2.04)
     Income (loss) from discontinued operations                                            0.01             0.05            (0.66)
     Loss on disposal of discontinued operations                                              -                -            (0.37)
                                                                                     ----------       ----------       ----------
        Net loss attributable to common shareholders                                 $    (0.16)      $    (0.14)      $    (3.07)
                                                                                     ==========       ==========       ==========

NOTE 5 - FRANCHISE NOTES RECEIVABLE

     Franchise notes held by the Company consist primarily of purchase money notes related to Company-financed conveyances of Company-owned store assets to franchisees, and certain franchise notes receivable obtained by the Company in connection with acquisitions in prior years. Substantially all notes are secured by the underlying assets of the related franchised store, as well as, in most cases, the personal guarantee of the principal owners of the franchisee. As of December 31, 2002, these notes provided for interest at various rates ranging from 8% to 12%.

     Scheduled maturities of notes receivable as of December 31, 2002, are as follows (in thousands):

                            2003                                      $   1,054
                            2004                                            599
                            2005                                            485
                            2006                                            400
                            2007                                            187
                            Thereafter                                      596
                                                                      ---------
                                                                          3,321
                            Less: allowance for doubtful accounts        (1,928)
                                                                      ---------
                                                                      $   1,393
                                                                      =========

                                   Page -31-

NOTE 6 - VALUATION AND QUALIFYING ACCOUNTS:

     Franchise receivables (such as royalties and rents receivable), franchise notes receivable, and other Company receivables, are shown on the Consolidated Balance Sheets net of allowances for doubtful accounts. The following is a breakdown, by major component, of the change in those allowances, along with the accruals for store closings and discontinued operations:

                                                                                                    (In thousands)
                                                                                                  As of December 31,
                                                                                   ---------------- ---------------- ---------------
                                                                                         2002             2001             2000
                                                                                   ---------------- ---------------- ---------------
Franchise Receivables:

     Balance, beginning of year                                                     $    3,095       $    3,521       $    2,443
          Charged to expense                                                               484              138            2,994
          Reductions, including write-offs                                              (4,293)            (564)          (1,916)
          Additions                                                                      1,777                -                -
                                                                                    ----------       ----------       ----------
     Balance, end of year                                                           $    1,063       $    3,095       $    3,521
                                                                                    ==========       ==========       ==========

Franchise Notes Receivables:

     Balance, beginning of year                                                     $    3,326       $    3,019       $      400
          Charged to expense                                                             1,195                -            3,650
          Reductions, including write-offs                                              (2,788)               -           (1,031)
          Additions                                                                        195              307                -
                                                                                    ----------       ----------       ----------
     Balance, end of year                                                           $    1,928       $    3,326       $    3,019
                                                                                    ==========       ==========       ==========

Other Company Receivables:

     Balance, beginning of year                                                     $      171       $      323       $        -
          Charged to expense                                                               150                -              323
          Reductions, including write-offs                                                (249)            (152)               -
          Additions                                                                         29                -                -
                                                                                    ----------       ----------       ----------
     Balance, end of year                                                           $      101       $      171       $      323
                                                                                    ==========       ==========       ==========

Accrual for Store Closings:

     Balance, beginning of year                                                     $      964       $        -       $      299
          Charged to expense                                                               920              964                -
          Reductions                                                                      (775)               -             (299)
                                                                                    ----------       ----------       ----------
     Balance, end of year                                                           $    1,109       $      964       $        -
                                                                                    ==========       ==========       ==========

Accrual for Costs of Disposal of Discontinued Operations:

     Balance, beginning of year                                                     $      141       $    4,719       $        -
          Charged to expense                                                               268              425           11,919
          Reductions                                                                      (250)          (5,003)          (7,200)
                                                                                    ----------       ----------       ----------
     Balance, end of year                                                           $      159       $      141       $    4,719
                                                                                    ==========       ==========       ==========

                                   Page -32-

NOTE 7 - PROPERTY AND EQUIPMENT, NET:

     Property and equipment, net, consists of the following:

                                                                                                                       Estimated
                                                                                           (In thousands)                Useful
                                                                                         As of December 31,              Lives
                                                                                  ------------------------------      ------------
                                                                                       2002               2001
                                                                                  ------------------------------
Furniture and fixtures                                                            $      327         $      275          5 years
Machinery and equipment                                                                1,358              1,580        3-5 years
Leasehold improvements                                                                   998              1,105         10 years*
                                                                                  ----------         ----------
                                                                                       2,683              2,960
      Less: accumulated depreciation                                                  (1,990)            (1,885)
                                                                                  ----------         ----------
                   Property and equipment, net                                    $      693         $    1,075
                                                                                  ==========         ==========

     * Based upon the lesser of the assets' useful lives or the term of the lease of the related property.

     The net book value of assets held under capital leases included in property and equipment aggregated $68,000 and $139,000 (net of accumulated depreciation of $29,000 and $129,000) as of December 31, 2002 and 2001, respectively. Depreciation expense for the years ended December 31, 2002, 2001 and 2000, was $463,000, $885,000 and $1,172,000, respectively.


NOTE 8 - PROVISION FOR STORE CLOSINGS:

     The Company follows the provisions of EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," and in accordance therewith, the Company provides for losses it anticipates incurring with respect to those Company-owned stores that it has identified for future closure, at the time that management makes a formal commitment to any such plan of closure. The provision is recorded at the time the determination is made to close a particular store and is based on the expected net proceeds, if any, to be generated from the disposition of the store's assets, as compared to the carrying value (after consideration of impairment, if any - see Note 3) of such store's assets and the estimated costs (including lease termination costs and other expenses) that are anticipated to be incurred in the closing of the store in question. For the years ended December 31, 2002 and 2001, the Company recorded a provision for 15 and 11 store closings, respectively, totaling approximately $920,000 (comprised of $792,000 in lease termination costs and $128,000 for other associated expenses) and $964,000 (comprised of $766,000 in lease termination costs and $198,000 for other associated expenses), respectively, and such provision is separately stated in the accompanying Consolidated Statements of Operations for the years ended 2002 and 2001. As of December 31, 2002, 11 stores remained to be closed and $1,109,000 remained accrued as accrual for store closings on the accompanying Consolidated Balance Sheet. The Company anticipates closing all of the remaining stores during 2003, 4 of which were already closed subsequent to December 31, 2002. No provision for store closings was provided for during the year ended December 31, 2000.


NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

     Accounts payable and accrued liabilities consist of the following (in thousands):

                                                                                 As of December 31,
                                                              -------------------------------------------------------
                                                                         2002                        2001
                                                              -------------------------------------------------------
Accounts payable                                                       $  2,889                    $  3,798
Accrued payroll and fringe benefits                                         540                         621
Accrual for costs of disposal of discontinued operations
(Note 2)                                                                    159                         141
Accrued professional fees                                                   220                         306
Accrued advertising                                                         987                         612
Other accrued expenses                                                    1,150                         897
                                                                       --------                    --------
                                                                       $  5,945                    $  6,375
                                                                       ========                    ========

                                   Page -33-

NOTE 10 - INCOME TAXES:

     The Company's effective tax rate differs from the statutory Federal income tax rate of 34%, primarily due to the impact of recording a valuation allowance to offset the potential future tax benefit resulting from net operating loss carry-forwards for all years presented.

     As of December 31, 2002 and 2001, net deferred tax assets were approximately $17,600,000 and $20,600,000, respectively, resulting primarily from the future tax benefit of net operating loss carry-forwards. In accordance with SFAS No. 109, the Company has provided a full valuation allowance against its net deferred tax assets as of December 31, 2002 and 2001, due to the uncertainty as to their future realizability. The valuation allowance against the net deferred tax assets decreased by approximately $3,000,000 and $700,000 during the years ended December 31, 2002 and 2001, respectively, and increased by approximately $10,200,000 during the year ended December 31, 2000.

     As of December 31, 2002, the Company had net operating loss carry-forwards totaling approximately $44,000,000 available to offset future taxable income for federal income tax purposes. The net operating loss carry-forwards expire in varying amounts through 2022 and may be limited in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred.


NOTE 11 - LONG-TERM DEBT (INCLUDING RELATED PARTY BORROWINGS):

     As of December 31, 2002, principal payments due on the Company's long-term debt (which includes capital leases) and related party borrowings are as follows (in thousands):

                 Capital            Related Party              Other
                 Leases               Borrowings           Long-Term Debt
Year               (1)                 (2) (3)                  (4)
----            ----------          --------------         --------------
2003            $      221           $      377            $      500
2004                   154                   93                    83
2005                    23                   39                     -
2006                     8                   43                     -
2007                     -                   47                     -
Thereafter               -                    9                     -
                ----------           ----------            ----------
                $      406           $      608            $      583
                ==========           ==========            ==========

     1) Total capital lease obligations as of December 31, 2002 and 2001 were $406,000 and $549,000, respectively. Capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the underlying assets, and are payable in monthly installments, together with interest at various rates ranging from 6.47% to 14.60%. These leases mature at various dates through April 2006.

     2) On December 31, 2002, the Company refinanced certain past due amounts, owed to CFO, in an effort to improve its current cash flow position. As a result, the Company signed a 5-year, $200,000 promissory note, in favor of CFO, bearing interest at a rate of 10% per annum. The first monthly payment on the note was due on March 1, 2003.

     3) On January 23, 2002, the Company entered into an agreement with Horizons to borrow up to a maximum of $1,000,000. This credit facility bears interest at the prime rate plus 1% (5.75% as of December 31, 2002), provided for an initial advance of $300,000, requires minimum incremental advances of $150,000, matures on January 22, 2004, requires ratable monthly principal and interest payments of each borrowing, is amortizable through the maturity date of the facility, is fully collateralized by a pledge of certain of the Company's qualifying franchise notes, and requires the payment of a facility fee of 2% per annum, payable monthly, on the unused portion of the credit facility.

     On August 8, 2002, the Company obtained an additional advance under the credit facility of $300,000, the proceeds of which were used to repay an outstanding related party borrowing (Note 13). As of December 31, 2002, the Company owed approximately $408,000 under the credit facility. The Company anticipates that all amounts outstanding under the credit facility with Horizons will be paid in full with the proceeds of the shareholder rights offering (Note
14).


                                   Page -34-

     4) On January 23, 2002, the Company entered into a secured term note for $1,000,000 with an independent financial institution. This note was repayable in 24 equal monthly installments of $41,666, and bears interest, as defined at the inception of the note (4.95% per annum, and subsequently amended on April 1, 2002 to 3.95%). The note is fully collateralized by a $1,000,000 certificate of deposit posted by Horizons, a related party, at the same financial institution. As of December 31, 2002, the Company owed approximately $583,000 on the secured term note, which is reflected net of a debt discount. The Company anticipates that all amounts outstanding under the secured term note will be paid in full with the proceeds of the shareholder rights offering (Note 14).

     Simultaneous with the aforementioned financing, the Company repaid its outstanding related party borrowings totaling $750,000, plus interest (Note 13). In consideration for providing access to the credit facility and guaranteeing the term note, the Company granted Horizons an aggregate of 2,500,000 warrants, the fair value of which was $234,000 (Note 15). The net proceeds received were allocated based on the relative fair values of the debt and the warrants. Accordingly, $810,000 was allocated to the debt, and $190,000 was allocated to the warrants as a discount to the debt to be amortized as interest expense over the term of the note (2 years). For the year ended December 31, 2002, approximately $87,000 of such discount was amortized and recognized as interest expense in the accompanying Consolidated Statement of Operations. Additionally, the remaining amount owed under the secured term note, as of December 31, 2002, is reflected on the accompanying Consolidated Balance Sheet net of the remaining unamortized discount of $103,000.


NOTE 12 - COMMITMENTS AND CONTINGENCIES:

Operating Lease Commitments
---------------------------

     The Company leases locations for the majority of both its Company-owned and franchised stores, as well as its executive and administrative offices. As of December 31, 2002, minimum future rental payments for Company-owned stores and the Company's executive and administrative offices, as well as for stores leased by the Company and subleased to franchisees, in the aggregate, are as follows (in thousands):

               ------------------- ----------------- ----------------------
                   Total Lease          Sublease           Net Company
                   Obligations          Rentals            Obligations
               ------------------- ----------------- ----------------------

2003             $     7,458         $     6,697         $       761
2004                   6,602               5,979                 623
2005                   5,632               5,075                 557
2006                   4,266               3,825                 441
2007                   3,153               2,953                 200
Thereafter             5,920               5,452                 468
                 -----------         -----------         -----------
                 $    33,031         $    29,981         $     3,050
                 ===========         ===========         ===========

     The Company holds the master lease on substantially all franchised locations and, as part of the franchise agreement, sublets the subject premises to the franchisee. In addition to the fixed rent payable under such master leases, most master leases require payment of a pro rata portion of common area maintenance expenses and real estate taxes, as well as percentage rent based upon the sales volume of the store in question. As required by SFAS No. 13 "Accounting for Leases," the Company recognizes its rent expense on a straight-line basis over the life of the related lease. Rent expense was approximately $1,740,000, $2,048,000, and $3,444,000, net of sublease rentals of approximately $7,676,000, $8,443,000, and $8,997,000, for the years ended
December 31, 2002, 2001 and 2000, respectively.

Employment Agreement
--------------------

     The Company has an employment agreement with one of its key employees, which extends through February 2005. The employment agreement provides for certain base compensation and other miscellaneous benefits. The employment agreement also provides for an incentive bonus based upon the Company's achievement of certain EBITDA targets, as defined. In connection with this employment agreement, the Company granted an aggregate of 150,000 employee stock options at an exercise price of $0.075 (which was equal to the fair market value of the Company's Common Stock on the date of grant), which options vested immediately. Subsequent to December 31, 2002, the employee exercised all of such options. Additionally, the 50,000 options previously granted to the employee (on July 16, 2001), in connection with his previous employment agreement, became immediately vested. These options, which have an exercise price of $0.26 and are still outstanding, expire 10 years from the date of grant. The aggregate future


                                   Page -35-
annual base compensation relating to this employment agreement for the years ending December 31, 2003, 2004 and 2005, is approximately $182,000, $182,000 and $21,000, respectively.

Contingencies
-------------

     In 1999, Apryl Robinson commenced an action in Kentucky against, among others, the Company, seeking an unspecified amount of damages and alleging numerous claims, including fraud and misrepresentation. The claims that are the subject of this action were subsequently tried in an action in New York that resulted in a judgment in favor of the Company, and against Ms. Robinson and Dr. Larry Joel, a co-defendant in such action. Subsequently, Ms. Robinson and Dr. Joel filed for bankruptcy in Kentucky, and the Company is proceeding with its efforts to enforce its judgment against Ms. Robinson and Dr. Joel.

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

     In April 2000, the Company commenced an action in the Supreme Court of the State of New Jersey against Preit-Rubin, Inc. and Cumberland Mall Associates, the landlord of the former Sterling Optical Store located in Cumberland Mall, Vineland, New Jersey, seeking damages of approximately $200,000 as a result of the defendants alleged wrongful eviction of the Company from this location. In response thereto, the defendants asserted counterclaims of approximately $100,000 plus legal fees based upon the Company's alleged breach of the lease pursuant to which it occupied such store. Thereafter, the defendant filed a motion for summary judgment seeking a dismissal of the Company's claims, which motion was decided by the Court, in a favor of the defendant. As of the date hereof, it is anticipated that a trial of this action will take place in April 2003.

     In July 2001, the Company commenced an Arbitration Proceeding in the Ontario Superior Court of Justice, against Eye-Site, Inc. and Eye Site
(Ontario),  Ltd.,  as the  makers  of two  promissory  notes  (in the  aggregate original principal amount of $600,000) made by one or more of the makers in favor of the Company, as well as against Mohammed Ali, as the guarantor of the obligations of each maker under each note. The notes were issued, by the makers, in connection with the makers' acquisition of a Master Franchise Agreement for the Province of Ontario, Canada, as well as their purchase of the assets of, and a Sterling Optical Center Franchise for, four of the Company's retail optical stores then located in Ontario, Canada. In response, the defendants counterclaimed for damages, in the amount of $1,500,000, based upon, among other items, alleged misrepresentations made by representatives of the Company in connection with these transactions. The Company believes that it has a meritorious defense to each counterclaim. As of the date hereof, these proceedings were in the discovery stage.

     In February 2002, Kaye Scholer, LLP, the law firm previously retained by the Company as its outside counsel, commenced an action in the New York State Supreme Court seeking unpaid legal fees of approximately $122,000. As of the date hereof, the Company has answered the Complaint in such action. The Company believes that it has a meritorious defense to such claim.

     In May 2002, a class action was commenced in the California Superior Court, Los Angeles County, against the Company and VisionCare of California ("VCC"), a wholly owned subsidiary of the Company, by Consumer Cause, Inc. seeking a preliminary and permanent injunction enjoining the defendants from their continued alleged violation of the California Business and Professions Code (the "California Code"), and restitution based upon the defendants' alleged illegal charging of dilation fees during the four year period immediately preceding the date of the plaintiff's commencement of such action. In its complaint, the plaintiff alleged that VCC's employment of licensed optometrists, as well as its operation (under the name Sterling VisionCare) of optometric offices in locations which are usually situated adjacent to the Company's retail optical stores located in the State of California, violates certain provisions of the California Code and was seeking to permanently enjoin VCC from continuing to operate in such manner. EVI and VCC intend to vigorously defend this action and believe that they have meritorious defenses to the plaintiff's allegations, which defenses will include. On motion of the Company, which included a claim that VCC is a specialized Health Care Maintenance Organization that has been specifically licensed, under the California Knox Keene Health Care Service Plan Act of 1975, to provide the identical services that the plaintiff was seeking to enjoin, the court has dismissed this action, with prejudice, and without liability to the Company.

     In August 2002, Sterling Advertising, Inc. ("SAI"), a wholly owned subsidiary of the Company, commenced an action in the New York State Supreme Court, Nassau County, against Harvey Herman Associates, Inc. ("HHA"), an advertising agency previously retained by SAI, seeking damages, in the estimated amount of $150,000, as a result of HHA's alleged failure to provide certain of the services otherwise required of it pursuant to the terms of a certain Client-Agency Agreement, dated July 9, 2001, between SAI and HHA. Thereafter, HHA, on August 6, 2002, commenced an action in the New York State Supreme Court, New York County, against the Company, seeking damages in the approximate amount of $90,000, based upon one or more additional agreements allegedly entered into

                                   Page -36-
between HHA and the Company, which, in the opinion of SAI, required HHA to perform certain services which were already included within the scope of the services required to be performed, by HHA, under such Client-Agency Agreement. As of the date hereof, the parties have agreed, in principal, to settle such litigation without the payment of any additional compensation.

     In October 2002, an action was commenced against the Company and its wholly owned subsidiary, Sterling Vision of Eastland, Inc. (the "Tenant"), in the North Carolina General Court of Justice, in which Charlotte Eastland Mall, LLC, as the Landlord of the Tenant's former Sterling Optical Center located in Charlotte, North Carolina, is seeking, among other things, damages against the Company, in the approximate amount of $81,000, under its Limited Guaranty of the Tenant's obligations under the Lease for such Center. The Company believes that it has a meritorious defense to such action. As of the date hereof, these proceedings were in the discovery stage.

     In December 2002, Pyramid Champlain Company ("Pyramid") commenced an action against the Company, in the Supreme Court of the State of New York, Onondaga County, in which Pyramid, as the Landlord of the Company's former Sterling Optical Center located in Plattsburg, New York, is seeking, among other things, damages against the Company, in the approximate amount of $230,000, under the Lease for such Center. The Company believes that it has a meritorious defense to such action. As of the date hereof, there is pending a motion, by Pyramid, to grant Pyramid partial summary judgment on certain of its claims raised in said action.

     On or about January 15, 2003, Wells Fargo Financial Leasing, Inc. commenced an action against the Company, in the United States District Court, Eastern District of New York, as the lessor of certain office equipment allegedly leased to the Company, and is seeking therein, among other things, damages against the Company, in the approximate amount of $100,000, in respect of claims arising under such lease. The Company believes that it has a meritorious defense to such action. As of the date hereof, the Company's time to answer the complaint has not expired.

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

     In connection with the Company's sale of the Ambulatory Center in May 2001 (Note 2), the Company agreed to guarantee certain of the potential ongoing liabilities of the Ambulatory Center. During the years ended December 31, 2002 and 2001, the Company recognized expense of approximately $195,000 and $120,000, respectively, for such guaranteed liabilities, based on information provided by the owner. Such expenses were included in income from discontinued operations on the accompanying Consolidated Statements of Operations for the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002, there was $159,000 included in accounts payable and accrued liabilities on the accompanying Consolidated Balance Sheet, representing amounts still owed related to 2002, along with estimated cash flow losses of the Ambulatory Center through the first quarter of 2003. Although the term of the Company's guarantee (of such liabilities) will not expire until April 2008, its exposure there under may, in the future, be reduced, on a pro-rata basis, based upon the ability of the current owner to attract additional investors who agree to guarantee all or a portion thereof. However, there can be no assurance that such liabilities will be so reduced and, as a result, the Company could in the future continue to incur further costs associated with such guarantee should the Ambulatory Center continue to generate cash flow losses.

     As of December 31, 2002, the Company was a guarantor of certain leases of Sterling Stores franchised and subleased to its franchisees. In the case all of such franchisees defaulted on their subleases, the Company would be obligated for aggregate lease obligations of approximately $7,465,000.


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


                                   Page -37-

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

     On December 3, 2001 and December 20, 2001, respectively, the Company's Board of Directors authorized the Company to borrow $150,000 and $300,000 from Horizon Investors Corp. ("Horizon"), a New York corporation principally owned by a director and principal shareholder of the Company. The loan was payable on demand, together with interest calculated at the prime rate plus 1%. The Company repaid these loans (which aggregated $450,000 as of December 31, 2001), in full, on January 23, 2002 (Note 11).

     On December 6, 2001, the Company's Board of Directors authorized the Company to borrow $300,000 from Broadway. The loan was payable on demand, together with interest calculated at the prime rate plus 1%. The Company repaid this loan ($300,000 as of December 31, 2001), in full, on January 23, 2002 (Note
11).

     During 2002 and 2001, the Company purchased from City Lens, Inc. ("City Lens"), an ophthalmic lens laboratory owned, directly or indirectly, by certain of the principal shareholders and directors of the Company, together with certain members of their immediate families, ophthalmic lenses and certain lens refinishing services for its Company-owned stores. For the years ended December 31, 2002 and 2001, respectively, the total cost of such lenses and services purchased from City Lens, was approximately $228,000 and $243,000. The Company believes that the cost of such lenses and services were as favorable to the Company as those which could have been obtained from an unrelated third party.

     In April 2002, the Company sold substantially all of the assets of one of its stores located in New York City, together with all of the capital stock of its wholly-owned subsidiary, Sterling Vision of 125th Street, Inc., which is the tenant under the master lease for such store, to GVS, for the sum of $55,000.

     On July 23, 2002, the Board authorized the Company to borrow $300,000 from one of its principal shareholders and directors. The loan was payable on August 10, 2002, together with interest in an amount equal to 1% of the principal amount of such loan. The Company repaid this loan, in full, on August 8, 2002 (Note 11).

     On December 31, 2002, the Company refinanced certain past due amounts, owed to CFO, in an effort to improve its current cash flow position. As a result, the Company signed a 5-year, $200,000 promissory note, in favor of CFO, bearing interest at a rate of 10% per annum. The first monthly payment on the note was due on March 1, 2003.

     Until January 10, 2002, the Company subleased, from a limited liability company owned by certain of the Company's principal shareholders, and shared with CFO and others, an office building located in East Meadow, New York. Occupancy costs were appropriately allocated based upon the applicable square footage leased by the respective tenants of the building. For the years ended December 31, 2001 and 2000, the Company paid approximately $440,000 and $420,000, respectively, for rent and related charges for these offices. On January 10, 2002, the Company relocated to an office building located in Garden City, New York, and entered into a sublease with CFO for one of the two floors then being subleased to CFO. Occupancy costs are being allocated between the Company and CFO based upon the respective square footages being occupied. For the year ended December 31, 2002, the Company paid approximately $158,000 for rent and related charges under this new sublease. Management believes that such sublease is at fair market value.

     During the ordinary course of business, largely due to the fact that the entities occupy office space in the same building, and in an effort to obtain savings with respect to certain administrative costs, the Company and CFO will at times share in the costs of minor expenses. Management believes that these expenses have been appropriately accounted for by herein.

     In the opinion of the Company's management, all of the above transactions were conducted at "arms-length."


                                   Page -38-

NOTE 14 - SHAREHOLDERS' EQUITY:

Conversion of Senior Convertible Preferred Stock
------------------------------------------------

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

     On June 8, 2002, one of the remaining two holders of the Company's Senior Convertible Preferred Stock exercised its right to convert an aggregate of approximately $177,000 stated value of Senior Convertible Preferred Stock, into an aggregate of 235,648 shares of the Company's Common Stock.

     As of December 31, 2002, there were approximately 0.74 shares of Senior Convertible Preferred Stock outstanding with a stated value of approximately $74,000, convertible into Common Stock at a rate of $0.75. The sole remaining holder of the Company's Senior Convertible Preferred Stock has the right to vote, as a single class, with the Common Stock, on an as-converted basis, on all matters on which the holders of the Company's Common Stock are entitled to vote.

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

Treasury Stock Purchases
------------------------

     On October 31, 2000, the Company announced a program to repurchase, in accordance with the applicable requirements of the Securities Exchange Act of 1934, as amended, up to 1,000,000 shares of its Common Stock at prevailing prices in open market transactions effected during the one-year period commencing November 1, 2000. As of December 31, 2002, the Company had acquired 182,337 shares of its Common Stock pursuant to such program.


                                   Page -39-

Issuance of Common Stock for Consulting Services
------------------------------------------------

     In February 2000, the Company issued 1,000,000 shares of its Common Stock to Rare Medium Group and Rare Medium, Inc. (collectively, "Rare"), pursuant to the terms of an agreement entered into between Rare and the Company in connection with the development of the Company's anticipated Internet-based portal business for its Internet Division (Note 2). Under the terms of this agreement, Rare was to provide professional services to assist the Internet Division with its web-based business strategy, including the development of multiple web sites, operations planning and other services related to building the Internet business. The terms of the Agreement afforded Rare a price-protection guarantee on any such shares sold in the open market at a price of less than $3.00 per share, and contained certain "lock-up" provisions regarding the ability to sell such shares prior to certain dates. The Consolidated Statement of Operations for the year ended December 31, 2000 was charged as a result of this transaction. These charges were reflected in loss from discontinued operations. On July 5, 2001, the Company issued an additional 1,000,000 unregistered shares of its Common Stock (the fair value of which was approximately $325,000) to Rare as part of a settlement whereby the Company's dispute with Rare, regarding their respective obligations under the Company's various agreements with Rare, were settled.

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


                                   Page -40-

Increase in Authorized Number of Shares of Common Stock
-------------------------------------------------------

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

Shareholder Rights Offering
---------------------------

     On April 29, 2002, the Board unanimously approved of the Company's initiation of a shareholder rights offering (the "Rights Offering), whereby the Company would attempt to raise approximately $2,000,000 of gross proceeds. On February 10, 2003, the Company released the final terms of the Rights Offering and filed an amended registration statement (which was declared effective February 12, 2003) with the Securities and Exchange Commission. The Rights Offering consists of 50,000,000 units, with each unit consisting of one share of the Company's Common Stock and a warrant, having a term of twelve months, to purchase one additional share of Common Stock at an exercise price equal to $0.05, unless the average of the last reported sales price of its Common Stock, as quoted on the OTC Bulletin Board, during the fifteen trading days immediately preceding, and including, April 7, 2003 is $0.125 or more and the average number of shares traded during each of those fifteen trading days is 50,000 or more, in which case the exercise price will be equal to $0.06, or if the same volume conditions are met but the average of the last reported sales prices is $0.195 or more, in which case the exercise price will be equal to $0.07.

     Each shareholder will be granted approximately 1.67 non-transferable rights for every share of Common Stock owned as of February 25, 2003, the record date. Each right will be exercisable for one unit at a price of $0.04, the proceeds of which will be used to repay the amounts outstanding under the Company's existing credit facility and term loan (Note 11), to fund its plan to close non-profitable stores (Note 8) and for general corporate and working capital purposes. The Rights Offering commenced on February 27, 2003 and will continue until 5:00 p.m. on April 14, 2003.

     In addition, an oversubscription privilege was included, allowing shareholders to subscribe for additional units not subscribed for by other shareholders, pro rata, based on the number of units purchased under the basic subscription privilege. No fractional rights will be issued, but the Company will round the number of rights its shareholders receive down to the nearest whole number.


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


                                   Page -41-

     A summary of the options previously issued under the Plan is presented in the table below:

                                                          2002                         2001                        2000
                                                -------------------------   ---------------------------   -----------------------
                                                               Weighted                      Weighted                   Weighted
                                                                Average                       Average                   Average
                                                               Exercise                      Exercise                   Exercise
                                                  Shares         Price          Shares         Price       Shares        Price
                                                -------------------------   ---------------------------   -----------------------
Options outstanding, beginning of period         5,398,133    $     4.07      5,590,966      $     6.54   3,571,624    $     5.52
     Granted                                       150,000    $     0.08      2,194,000      $     0.32   3,207,500    $     7.32
     Exercised                                           -    $        -              -      $        -    (855,657)   $     5.44
     Canceled, forfeited or expired             (1,277,665)   $     3.90     (2,386,833)     $     6.39    (332,501)   $     6.24
                                                 ---------    ----------     ----------      ----------   ---------    ----------
Options outstanding, end of period               4,270,468    $     3.98      5,398,133      $     4.07   5,590,966    $     6.54
                                                 =========    ==========     ==========      ==========   =========    ==========
Options exercisable, end of period               4,118,809    $     4.12      4,320,300      $     4.80   2,823,466    $     6.24
                                                 =========    ==========     ==========      ==========   =========    ==========

     Of the total options outstanding as of December 31, 2002, there were 533,334 held by current employees of the Company, and 3,737,134 held by directors of the Company, outside consultants and former employees. Of the total options granted during 2002, 150,000 were granted to employees of the Company. There were no grants during 2002 to directors of the Company, outside consultants and former employees.

     The following table summarizes information about stock options outstanding and exercisable as of December 31, 2002:

                                                Options Outstanding                                     Options Exercisable
                            ----------------------------------------------------------         ------------------------------------
                                                     Weighted-             Weighted-                                    Weighted-
                                                      Average               Average                                      Average
       Range of                                      Remaining              Exercise                                    Exercise
    Exercise Prices          Outstanding         Contractual Life            Price              Exercisable               Price
   ----------------         -------------       ------------------       -------------         -------------         ---------------
    $0.08 to $0.12               150,000                 9.12              $    0.08                150,000            $    0.08
    $0.21 to $0.32               925,000                 4.90              $    0.25                925,000            $    0.25
    $0.33 to $0.50               553,334                 8.32              $    0.33                401,675            $    0.33
    $1.78 to $2.67                 5,000                 6.83              $    1.88                  5,000            $    1.88
    $2.68 to $4.02               608,000                 6.07              $    3.25                608,000            $    3.25
    $4.03 to $6.05               860,467                 3.67              $    5.94                860,467            $    5.94
    $6.06 to $8.25             1,168,667                 6.89              $    8.10              1,168,667            $    8.10

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                  2002              2001             2000
                                 ------            ------           ------
Expected life (years)               1                5                 5
Interest rate                     2.21%            4.80%             6.13%
Volatility                        114%              114%             108%
Dividend yield                      -                -                 -



                                   Page -42-

     The Company has adopted  the pro forma  disclosure  provisions  of SFAS No.
123. Accordingly, no compensation cost has been recognized for those options issued, under the Plan, to employees. Had compensation cost for the Company's Plan been determined under SFAS No. 123, the Company's net loss and net loss per share would approximate the pro forma amounts presented below (in thousands):

                                                                          2002                    2001                    2000
                                                                      -------------           -------------           -------------
Net loss attributable to common shareholders:
         As reported                                                     $  (4,665)             $  (3,776)              $ (72,442)
         Pro forma                                                       $  (8,318)             $  (8,916)              $ (82,501)

Net loss per share - basic and diluted:
         As reported                                                     $   (0.17)             $   (0.14)              $   (3.07)
         Pro forma                                                       $   (0.29)             $   (0.34)              $   (3.49)

     In 2000, the Company recognized $94,000 of expense related to its issuance of stock options and warrants to certain non-employee consultants to the Company. The Company incurred no such expenses in 2002 or 2001.

     As discussed in Note 3, in December 2002, the FASB issued SFAS No. 148, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is adopting the provisions of SFAS No. 148 prospectively from January 1, 2003.

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

     On January 23, 2002, in connection with obtaining its financing arrangements (Note 11), the Company granted Horizons, an aggregate of 2,500,000 warrants (1,750,000 of which were immediately exercisable, with the balance vesting in quarterly increments of 250,000, beginning April 22, 2002, subject to any amounts then remaining unpaid under the secured term note and/or credit facility). The warrants had a five-year term and provided for an exercise price of $0.01 per share. The fair value of these warrants (valued using the Black-Scholes model) was approximately $234,000. On May 1, 2002, July 22, 2002 and October 22, 2002, respectively, Horizons exercised 2,000,000, 250,000 and 250,000 of such warrants.


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


                                   Page -43-

NOTE 17 - FOURTH QUARTER CHARGES:

     In the fourth  quarter  of 2002,  the  Company  recognized  provisions  for doubtful accounts of approximately $1,105,000 related to certain of its franchise receivables and notes that management deemed uncollectible for various reasons, along with certain managed care receivables that were deemed uncollectible. The Company also recorded fourth quarter charges of approximately $303,000 related to estimated closure costs of certain Company-owned stores (Note 8), and $668,000 for certain legal contingencies.











                                   Page -44-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
---------------------------------------------------------------------------

     On April 29, 2002, the Audit Committee of the Board of Directors (the "Board") of Emerging Vision, Inc. (the "Company") recommended that the Company discontinue the retention of Arthur Andersen LLP ("Andersen") for future audits of its financial statements and, on June 18, 2002, the Company formally dismissed Andersen as its independent public accountants.

     Andersen's report on the Company's financial statements for either of the past two fiscal years contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     During the Company's two most recent fiscal years and any subsequent period through June 18, 2002, there was no disagreement with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement if not resolved to the satisfaction of Andersen would have caused it to make reference thereto in its report on the Company's consolidated financial statements, and there were no reportable events, as defined in Regulation S-K Item 304(a)(1)(v).

     During the Company's two most recent fiscal years and any subsequent period through June 18, 2002, the Company had not consulted with any independent public accountants regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, in respect of which either a written report was provided to the Company or oral advice was provided; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event.

     On August 5, 2002, the Audit Committee recommended to the Board that it select Miller Ellin & Company LLP ("Miller Ellin") as its new independent public accountants, which recommendation was accepted and unanimously passed by the Board and, on August 7, 2002, the Company engaged Miller Ellin as its new independent public accountants for the year ended December 31, 2002.

     During the Company's two most recent fiscal years and any subsequent period through August 7, 2002, the Company had not consulted with Miller Ellin regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, in respect of which either a written report was provided to the Company or oral advice was provided that Miller Ellin concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).



                                   Page -45-

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The Board presently  consists of four directors,  not including Mr. William
F. Stasior and Mr. Robert S. Hillman, who resigned as of September 1, 2002 and May 30, 2002, respectively. The directors of Emerging Vision, Inc. ("EVI" or the "Company") are divided into two classes, designated as Class 1 and Class 2, respectively. Directors of each Class are elected at the Annual Meeting of the Shareholders of EVI held in the year in which the term of such Class expires, and serve thereafter for two years, or until their respective successors are duly elected and qualified or their earlier resignation, removal from office, retirement or death. Mr. Benito R. Fernandez presently serves as Class 1 Director and is scheduled to hold office until the 2004 Annual Meeting of Shareholders. Drs. Robert and Alan Cohen, and Mr. Joel L. Gold, presently serve as Class 2 Directors and are scheduled to hold office until the 2003 Annual Meeting of Shareholders.


             INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of EVI are as follows:

Name                      Age         Position

Alan Cohen, O.D.          52          Chairman of the Board of Directors
Robert Cohen, O.D.        59          Director
Benito R. Fernandez       61          Director
Joel L. Gold              61          Director
Christopher G. Payan      28          Co-Chief Operating Officer, Chief
                                      Financial Officer, Senior Vice President,
                                      Secretary and Treasurer
Samuel Z. Herskowitz      33          Co-Chief Operating Officer and Chief
                                      Marketing Officer
Myles Lewis               35          Co-Chief Operating Officer and Senior Vice
                                      President - Business Development
Dr. Nicholas Shashati     43          President - VisionCare of California,
                                      Inc. ("VCC")

     Dr. Alan Cohen has served as a director of the Company since its inception; and, as of May 31, 2002, became the Company's Chairman of the Board of Directors. He also served as Chief Operating Officer of the Company from 1992 until October 1995, when he became Vice Chairman of the Board of Directors, and as the Company's President, Chief Executive Officer and Chief Operating Officer from October 1998 through April 17, 2000, when he became President of the Company's retail optical store division, which position Dr. Cohen resigned from on January 9, 2001. Dr. Cohen, together with his brother, Dr. Robert Cohen, is the owner of Meadows Management, LLC ("Meadows"), which, until April 9, 2000, rendered consulting services to the Company. From 1974 to the present, Dr. Alan Cohen has been engaged in the retail and wholesale optical business. For more than 10 years, Dr. Cohen has also been a director, principal shareholder and officer of Cohen Fashion Optical, Inc. and its affiliates ("CFO"), which currently maintains its principal offices in Garden City, New York; and, since January 15, 2001, as President of General Vision Services, LLC ("GVS"), which currently maintains its principal offices in New York City. Dr. Cohen and his brother, Dr. Robert Cohen, are also shareholders of CFO and members of GVS. CFO and GVS each engage in the operation (and, in the case of CFO, franchising) of retail optical stores similar to those operated and franchised by the Company. Dr. Cohen is also an officer and a director of several privately held management and real estate companies and other businesses. Dr. Cohen graduated from the Pennsylvania School of Optometry in 1972, where he received a Doctor of Optometry degree.

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

                                   Page -46-

     Benito R. Fernandez was appointed as a director of the Company as of June 12, 2001. Since 1986, Mr. Fernandez has been the President of Horizons, located in Albany, New York, an entity which owns, develops and manages real estate properties, and which also acts as agent for various companies in the health field, as well as the President of Horizons Hotels Corp., located in San Juan, Puerto Rico, which owns and manages hotel properties. In addition, since 1980, Mr. Fernandez has been the President of the Brooklyn Manor Group, located in Brooklyn, New York, an entity which owns and manages a health care facility and acts as a consultant to various health related facilities; and, since 1973, has been the President of Typhoon Fence of L.I., Inc., the operator of a fence construction company located in Long Island, New York. Mr. Fernandez, who was a former member of the Federal Reserve Bank of New York Advisory Council of Small Business and Agriculture, graduated from the City University of the City of New York in 1966, where he received his B.A.. In 1999, he received The South Bronx Board of Trades and The Somos Uno Foundation Award for outstanding professional leadership in economic development; in 1995, he received the Bedford Stuyvesant Y.M.C.A. Man of the Year Award; and, in 1990, he received the New York State Puerto Rican/Hispanic Legislator Task Force Conference Center Award for excellence in advancing business opportunities for Puerto Ricans and Latinos.

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

     Christopher G. Payan joined the Company as its Vice President of Finance in July 2001. In October 2001, he was appointed as its Senior Vice President, Chief Financial Officer, Secretary and Treasurer; and, on April 29, 2002, was appointed as one of its Chief Operating Officers. From March 1995 through July 2001, Mr. Payan was employed by Arthur Andersen LLP, at the time, one of the world's largest professional services firms, where he provided various audit, accounting, consulting and advisory services to various small and mid-sized companies in various industries. Mr. Payan is a certified public accountant and holds a Bachelors of Science degree, graduating cum laude, with honors, from C.W. Post - Long Island University.

     Samuel Z. Herskowitz joined the Company in January 1996 and, effective April 29, 2002, was appointed as one of its Chief Operating Officers, as well as its Chief Marketing Officer. From 1996 to April 1997, Mr. Herskowitz served as the Director of Operations of EVI's then wholly-owned subsidiary, Insight Laser Centers, Inc. In April 1997, Mr. Herskowitz became responsible for the Company's corporate communications and, in January 1998, was appointed to the position of Director of Marketing and Advertising of the Company, in which position he served until April 1999, when he became the Company's Vice President - Marketing and Advertising. From 1993 to December 1996, Mr. Herskowitz was the Director of Public Relations for Rosenblum Eye Centers located in New York City. Mr. Herskowitz received a Masters in Business Administration from Baruch College of the City University of New York in May 1995.

     Myles Lewis joined the Company in October 1999 as its Vice President - Managed Care and, effective April 29, 2002, was appointed as one of the Company's Chief Operating Officers and its Senior Vice President - Business Development. From October 1998 to September 1999, Mr. Lewis served as Vice President of Managed Care for Vista Eyecare, Inc., located in Lawrenceville, Georgia, as well as President of ProCare Eye Exam, Inc., Vista's health maintenance organization located in the State of California. From January 1993 to September 1998, Mr. Lewis was employed by New West Eyeworks, located in Tempe, Arizona, in various executive capacities, including Vice President - Managed Care, President of Vista Eyecare Network, LLC, a managed care company owned by New West Eyeworks, and Director of Strategic Projects and Operations. Mr. Lewis graduated from Arizona State University in 1991, where he received a Bachelors of Science degree in Management.

     Dr. Nicholas Shashati has been the Director of Professional Services of the Company since July 1992 and, since March 1, 1998, the President of the Company's wholly owned subsidiary, VCC. Dr. Shashati earned a Doctor of Optometry degree from Pacific University of California in 1984, and received a Bachelor of Visual Science degree from Pacific University and a Bachelor of Science degree in Biology from San Diego State University. Dr. Shashati is licensed as an optometrist in the States of New York, California, Arizona and Oregon. He is
Chairperson for the Quality Assurance Committee of the Company, as well as a Practice Management Consultant.

                                   Page -47-

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

     Based solely on a review of the copies of such forms furnished to EVI, or written representations that no Forms 5 were required, EVI believes that, during the year ended December 31, 2002, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with, except that Mr. Fernandez filed certain of his Forms 4 after the required deadlines.





















                                   Page -48-

Item 11. Executive Compensation
-------------------------------

     The following Summary Compensation Table sets forth the compensation, for the three years ended December 31, 2002, of: (i) each individual who served as the Chief Executive Officer of EVI during the year ended December 31, 2002; and
(ii) each of the Company's four most highly-compensated executive officers who were serving as executive officers of the Company and/or VCC as of December 31, 2002 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

=================================    ======   ==========================   =============   ========================
                                                                            Long-Term
                                                                           Compensation
                                                                            Securities
                                     Fiscal       Annual Compensation       Underlying           All Other
Name and Principal Position           Year       Salary         Bonus      Stock Options        Compensation
---------------------------------    ------   --------------------------   -------------   ------------------------
Robert S. Hillman,                    2002     $115,000 (2)   $    -              -          $  27,000 (5)
Former President and Chief            2001     $115,000 (3)   $    -        500,000 (4)      $  22,000 (6)
Executive Officer (1)
---------------------------------    ------   --------------------------   -------------   ------------------------
Christopher G. Payan,                 2002     $169,000 (8)   $    -        150,000 (10)     $   6,000 (12)
Senior Vice President, Co-Chief       2001     $ 57,000 (9)   $    -         50,000 (11)     $       -
Operating Officer, Chief
Financial Officer, Treasurer and
Secretary (7)
---------------------------------    ------   --------------------------   -------------   ------------------------
Myles S. Lewis,                       2002     $156,000 (13)  $    -              -          $   3,000 (16)
Co-Chief Operating Officer and        2001     $118,000 (14)  $    -         50,000 (15)     $   1,000 (17)
Senior Vice President - Business      2000     $150,000 (13)  $    -              -          $  13,000 (18)
Development (12)
---------------------------------    ------   --------------------------   -------------   ------------------------
Samuel Z. Herskowitz,                 2002     $125,000 (20)  $    -                         $  11,000 (22)
Co-Chief Operating Officer and        2001     $110,000 (20)  $    -              -          $   8,000 (22)
Chief Marketing Officer (19)          2000     $ 98,000 (20)  $    -         37,500 (21)     $  10,000 (22)
---------------------------------    ------   --------------------------   -------------   ------------------------
Dr. Nicholas Shashati,                2002     $102,000 (23)  $    -              -          $  24,000 (25)
President - VisionCare of             2001     $102,000 (23)  $    -        100,000 (24)     $  24,000 (25)
California                            2000     $102,000 (23)  $    -              -          $   6,000 (25)
=================================    ======   ==========================   =============   ========================

     (1) Mr. Hillman became the President, Chief Executive Officer and Chairman of the Board of Directors of the Company on July 2, 2001, which positions he resigned from on May 30, 2002.
     (2) Represents salary paid to Mr. Hillman for the period from January 1, 2002 through May 30, 2002.
     (3) Represents salary paid to Mr. Hillman for the period from July 2, 2001 through December 31, 2001.
     (4) All of these options were cancelled as a result of Mr. Hillman's resignation from the Company on May 30, 2002.
     (5) Represents automobile lease payments made on behalf of Mr. Hillman, the costs of insuring such automobile, and corporate apartment lease payments made on behalf of Mr. Hillman, for the period from January 1, 2002 through May 30, 2002.
     (6) Represents automobile lease payments made on behalf of Mr. Hillman, the costs of insuring such automobile, and corporate apartment lease payments made on behalf of Mr. Hillman, for the period from July 2, 2001 through December 31, 2001.
     (7) Mr. Payan became Vice President of Finance of the Company on July 16, 2001, Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Company in October 2001, and one of the Company's Chief Operating Officers on April 29, 2002.
     (8) Represents salary paid to Mr. Payan for the year ended December 31, 2002.
     (9) Represents salary paid to Mr. Payan for the period from July 16, 2001 through December 31, 2001.
     (10) All of these options were exercised on February 20, 2003.
     (11) All of these options are fully vested and exercisable.


                                   Page -49-

     (12) Mr. Lewis was originally employed as the President of the Company's Insight Managed Care Division for the period from October 12, 1999 through January 19, 2001, when he resigned from the Company. Mr. Lewis was rehired on April 30, 2001 as the Company's Vice President - Business Development. On April 29, 2002, Mr. Lewis became one of the Company's Chief Operating Officers and its Senior Vice President - Business Development.
     (13) Represents salary paid to Mr. Lewis.
     (14) Represents salary paid to Mr. Lewis for the period from January 1, 2001 through January 19, 2001 and for the period from April 30, 2001 through December 31, 2001.
     (15) Two-thirds of these options are fully vested; and an additional one-third will vest on April 26, 2004, provided that, at that time, Mr. Lewis is still employed by the Company.
     (16) Represents car allowance payments made to Mr. Lewis.
     (17) Represents health insurance payments made on behalf of Mr. Lewis for the period from January 1, 2001 through January 19, 2001 and for the period from April 30, 2001 through December 31, 2001.
     (18) Represents car allowance payments made to Mr. Lewis and health insurance payments made on behalf of Mr. Lewis.
     (19) Mr. Herskowitz served as Director of Marketing and Advertising of the Company until January 2, 2001, when he became Vice President - Marketing and Advertising. On April 29, 2002, Mr. Herskowitz became one of the Company's Chief Operating Officers and its Chief Marketing Officer.
     (20) Represents salary paid to Mr. Herskowitz.
     (21) One-third of these options are fully vested; and an additional one-third will vest on each of April 26, 2003 and 2004, provided that, at that time, Mr. Herskowitz is still employed by the Company.
     (22) Represents car allowance payments made to Mr. Herskowitz.
     (23) Represents salary paid to Dr. Shashati by VCC.
     (24) One-third of these options are fully vested; and an additional one-third will vest on each of April 26, 2003 and 2004, provided that Dr. Shashati is then still employed by the Company.
     (25) Includes car allowance payments made to Dr. Shashati by VCC and additional salary paid to Dr. Shashati by the Company.


                        OPTION GRANTS IN LAST FISCAL YEAR

     On February 11, 2002, EVI's Compensation Committee (the "Committee") granted to Christopher G. Payan, its, at the time, Senior Vice President, Chief Financial Officer, Secretary and Treasurer, additional options to purchase 150,000 shares of EVI's Common Stock, each of which had a term of ten (10) years and provided for an exercise price equal to the closing price of EVI's Common Stock, as quoted on the OTC Bulletin Board (the "Closing Price") on the date of grant, and each of which vested immediately. This was the sole option grant, by the Committee, to a Named Executive Officer during the fiscal year ended December 31, 2002.

     The following table sets forth information concerning the sole option granted, during 2002, to a Named Executive Officer of the Company:

                      Number of     % of Total                                Potential Realizable Value of
                        Shares        Options                                 Assumed Annual Rates of Stock
                      Underlying    Granted to    Exercise                         Price Appreciation
                       Options     Employees in     Price      Expiration            for Option Term
Name                   Granted      Fiscal Year   Per Share       Date               5%          10%
--------------------  ----------  -------------  -----------  ------------   ------------------------------
Christopher G. Payan   150,000         100%         $0.075      2/11/12(*)         $7,000      $18,000

     (*) All options were exercised on February 20, 2003.

     Reference is made to Note 15 to the Consolidated Financial Statements for more detailed information regarding the Company's equity compensation plans. The following provides certain information with respect to the Company's equity compensation plans as of December 31, 2002:

                                             (A)                            (B)                             (C)
                                                                                                   Number of securities
                                  Number of securities to be                                   available for future issuance
                                   issued upon exercise of      Weighted-average exercise        under equity compensation
                                   outstanding options and     price of outstanding options       plan (exludes securities
        Plan Category                     warrants                     and warrants               reflected in column (A)
-------------------------------   --------------------------   ----------------------------   -------------------------------
Authorized by shareholders              4,270,468                       $3.98                        2,729,532
Not authorized by shareholders          2,775,189                       $1.08                                -
-------------------------------   --------------------------   ----------------------------   -------------------------------

                                   Page -50-

                 AGGREGATE OPTIONS EXERCISED IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                  Shares                       Number of Securities
                                 Acquired                     Underlying Unexercised       Value of Unexercised In-the-Money
                                    on          Value         Options at FY-End (#)             Options at FY-End ($)*
               Name              Exercise     Realized
                                    (#)          ($)        Exercisable/Unexercisable          Exercisable/Unexercisable
    --------------------------- ------------ ------------ ------------------------------- ------------------------------------
    Christopher G. Payan             -       $     -               200,000/-0-                        $0.00/$0.00
    --------------------------- ------------ ------------ ------------------------------- ------------------------------------
    Myles S. Lewis                   -       $     -              33,334/16,666                       $0.00/$0.00
    --------------------------- ------------ ------------ ------------------------------- ------------------------------------
    Samuel Z. Herskowitz             -       $     -              42,500/25,000                       $0.00/$0.00
    --------------------------- ------------ ------------ ------------------------------- ------------------------------------
    Dr. Nicholas Shashati            -       $     -              73,334/66,666                       $0.00/$0.00
    --------------------------- ------------ ------------ ------------------------------- ------------------------------------

     * Based on the OTC Bulletin Board closing price for the last business day of the fiscal year ($0.05). The stock options granted to the Named Executive Officers have exercise prices as follows: Christopher G. Payan: 150,000 options at $0.075, and 50,000 options at $0.26; Myles S. Lewis: 50,000 options at $0.33; Samuel Z. Herskowitz: 37,500 options at $0.33, 20,000 options at $6.31, and 10,000 options at $3.25; and Dr. Nicholas Shashati: 100,000 options at $0.33, 20,000 options at $6.31, 10,000 options at $3.25, and 10,000 options at $7.50.


Compensation Committee Interlocks and Insider Participation

     The current members of the Compensation Committee (the "Committee") are Benito R. Fernandez, Dr. Alan Cohen and Joel L. Gold. Additionally, Robert S. Hillman served on the Committee until May 30, 2002.


                              EMPLOYMENT CONTRACTS

     Effective February 11, 2002, the Company and Mr. Christopher G. Payan entered into a three-year employment agreement pursuant to which he was appointed as the Company's Senior Vice President, Co-Chief Operating Officer, Chief Financial Officer, Secretary and Treasurer. Pursuant to the agreement, Mr. Payan will initially be paid an annual base salary of $175,000 per year, will receive a monthly automobile allowance of $600, and is entitled to an annual bonus in an amount equal to 5% by which the earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined, exceeds $2,000,000, in any year ending December 31st.

     In addition, pursuant to the terms of said agreement, Mr. Payan was granted 150,000 employee stock options, all of which were immediately vested (and which Mr. Payan subsequently exercised on February 20, 2003), and the 50,000 employee stock options granted to Mr. Payan on July 16, 2001 became immediately vested.


                       OPERATION OF THE BOARD OF DIRECTORS

     During the fiscal year ended December 31, 2002, the Board held two meetings in person, held two additional meetings telephonically, and acted by unanimous written consent three times. Each director (including Messrs. Robert S. Hillman and William F. Stasior, who resigned as directors on May 30, 2002 and September 1, 2002, respectively) attended at least 75% of the meetings held by the Board during the period in which such director served, including the meetings held by the Committees on which such director served.


Committees of the Board

     The standing committees of the Board include the Executive Committee, the Audit Committee, the Compensation Committee and the Independent Committee.


                                   Page -51-

     The Executive Committee, whose members are currently Benito R. Fernandez, Robert Cohen and Joel L. Gold (and whose members, from time to time during the 2002 fiscal year, also included Robert S. Hillman) is generally authorized to exercise the powers of the Board in connection with the management of the Company; provided, however, that the Executive Committee does not have the authority to submit to shareholders any action that needs shareholder approval under law, fill vacancies in the Board or in any Committee, fix the compensation of directors for serving on the Board or on any Committee, amend or repeal the By-Laws of the Company or adopt new by-laws of the Company, or amend the Company's Certificate of Incorporation. The Executive Committee was established in December 1995 and, during the year ended December 31, 2002, acted four times by unanimous written consent.

     The Audit Committee, whose members currently are Robert Cohen, Benito R. Fernandez and Joel L. Gold (and whose members, from time to time during the 2002 fiscal year, also included William F. Stasior), recommends the selection of the Company's independent auditors, receives reports from such independent auditors on any material recommendations made to management, and reviews, with the auditors, any material questions or problems with respect to the accounting records, procedures or operations of the Company which have not been resolved to their satisfaction after having been brought to the attention of management. The Audit Committee, which was established in December 1995, met once in person during the year ended December 31, 2002 and five times telephonically.

     The Compensation Committee,  whose members currently are Alan Cohen, Benito
R. Fernandez and Joel L. Gold (and whose members, from time to time during the 2002 fiscal year, also included Robert S. Hillman) administers EVI's 1995 Stock Incentive Plan and recommends to the Board the salaries and bonuses of the executive officers of the Company. The Compensation Committee was established in December 1995 and, during the year ended December 31, 2002, acted two times by unanimous written consent.

     The Independent Committee, whose members currently are Benito R. Fernandez and Joel L. Gold (and whose members, from time to time during the 2002 fiscal year, also included William F. Stasior), is generally authorized to review any transaction (or series of transactions) involving more than $10,000 in any single instance, or more than $50,000 in the aggregate (other than compensation matters which are determined by the Compensation Committee) between the Company and: (i) any of its directors, officers, principal shareholders and/or each of their respective affiliates; or (ii) any employee of, or consultant to, the Company who also renders services to CFO and/or GVS, retail optical companies owned, in part, by certain directors and shareholders of the Company, whether or not for compensation. The Independent Committee was established in December 1995 and, during the year ended December 31, 2002, acted once by unanimous written consent.


                              DIRECTOR COMPENSATION

     Directors who are not employees or executive officers of the Company, or associated with the Company, receive $1,000 for each Board and Committee meeting attended in person, and $250 for each Board and Committee meeting attended telephonically. Further, all directors are reimbursed for certain expenses in connection with their attendance at Board and Committee meetings.

     Other than with respect to the reimbursement of expenses, directors who are employees or executive officers of the Company will not receive additional compensation for serving as a director. Item 12. Security Ownership of Certain Beneficial Owners and Management


                                   Page -52-

I.      COMMON STOCK:
        ------------

     The following table sets forth certain information, as of March 24, 2003, regarding the beneficial ownership of the Common Stock by: (i) each shareholder known by the Company to be the beneficial owner of more than five percent of the outstanding shares of EVI's Common Stock; (ii) each director of the Company;
(iii) each Named Executive Officer of the Company (as said term is defined under the caption "Executive Compensation" above); and (iv) all directors and executive officers of the Company as a group. The percentages in the "Percent of Class" column do not give effect to shares included in the "Beneficial Ownership" column as a result of the ownership of options or warrants. Unless otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares. The address of Benito R. Fernandez is 2830 Pitkin Avenue, Brooklyn, New York 11208. The address of Joel L. Gold is c/o Berry Shino Securities, 45 Broadway, New York, New York 10006. The address of Nicholas Shashati is c/o Sterling VisionCare, 9663 Tierra Grande Street, San Diego, California 92126. The address of all other persons listed below is 100 Quentin Roosevelt Boulevard, Garden City, New York 11530.


--------------------------- ----------------------- ----------------------------
        Name                  Beneficial Ownership       Percent of Class
--------------------------- ----------------------- ----------------------------
Robert S. Hillman (c)                      - (1)                        *
--------------------------- ----------------------- ----------------------------
Christopher G. Payan (b)             261,500 (2)                        *
--------------------------- ----------------------- ----------------------------
Myles S. Lewis (b)                    33,334 (3)                        *
--------------------------- ----------------------- ----------------------------
Samuel Z. Herskowitz (b)              42,500 (4)                        *
--------------------------- ----------------------- ----------------------------
Dr. Nicholas Shashati (b)             73,334 (5)                        *
--------------------------- ----------------------- ----------------------------
Dr. Alan Cohen (a)                 1,589,490 (6)                     5.2%
--------------------------- ----------------------- ----------------------------
Dr. Robert Cohen (a)               1,389,490 (7)                     4.5%
--------------------------- ----------------------- ----------------------------
Benito R. Fernandez (a)            6,301,075 (8)                    21.1%
--------------------------- ----------------------- ----------------------------
Joel L. Gold (a)                     121,500 (9)                        *
--------------------------- ----------------------- ----------------------------
All current directors and
  executive officers as a
  group (d)                        9,812,223 (10)                   31.1%
--------------------------- ----------------------- ----------------------------
______________________
     * less than 1%
     (a) Director
     (b) Executive officer
     (c) Former director and executive officer
     (d) Includes all individuals listed in the table above with the exception of Robert S. Hillman.

     (1) This number excludes the right to acquire 500,000 shares of Common Stock pursuant to options previously granted to Mr. Hillman, each of which were cancelled as a result of Mr. Hillman's resignation from the Company on May 30, 2002.
     (2) This number includes the right to acquire 50,000 shares of Common Stock upon the exercise of presently exercisable, outstanding options.
     (3) This number represents the right to acquire 33,334 shares of Common Stock upon the exercise of presently exercisable, outstanding options, but excludes an additional 16,666 options which are subject to certain vesting requirements.
     (4) This number represents the right to acquire 42,500 shares of Common Stock upon the exercise of presently exercisable, outstanding options, but excludes an additional 25,000 options which are subject to certain vesting requirements.
     (5) This number represents the right to acquire 73,334 shares of Common Stock upon the exercise of presently exercisable, outstanding options, but excludes an additional 66,666 options which are subject to certain vesting requirements.


                                   Page -53-

     (6) This number includes the right to acquire 650,000 shares of Common Stock upon the exercise of presently exercisable, outstanding options, but excludes an additional: (i) 100,000 shares owned by Meryl Cohen, as custodian for each of Erica and Nicole Cohen, the children of Alan and Meryl Cohen, to which Dr. Cohen disclaims beneficial ownership; and (ii) 10,000 shares owned by Dr. Cohen, as custodian for each of Erica and Nicole Cohen, to which Dr. Cohen also disclaims beneficial ownership.
     (7) This number includes the right to acquire 650,000 shares of Common Stock upon the exercise of presently exercisable, outstanding options.
     (8) This number represents shares of Common Stock owned by Horizons Investors Corp. ("Horizons"), a New York corporation principally owned by Mr. Fernandez.
     (9) This number includes 1,500 shares of Common Stock owned by Mr. Gold's children and the right to acquire 120,000 shares of Common Stock upon the exercise of presently exercisable, outstanding options, but excludes an additional 5,000 shares of Common Stock owned by Mr. Gold's wife, to which Mr. Gold disclaims beneficial ownership.
     (10) This number includes: (1) the right to acquire 1,619,168 shares of Common Stock upon the exercise of presently exercisable, outstanding options. In accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended, the 1,619,168 shares of Common Stock for which the Company's directors and executive officers, as a group, hold currently exercisable options, have been added to the total number of issued and outstanding shares of Common Stock solely for the purpose of calculating the percentage of such total number of issued and outstanding shares of Common Stock beneficially owned by such directors and executive officers as a group.


                       SENIOR CONVERTIBLE PREFERRED STOCK:

     Set forth below is the name, address, stock ownership and voting power of each person or group of persons known by the Company to beneficially own more than 5% of the outstanding shares of EVI's Senior Convertible Preferred Stock:

---------------------------------------------------------
                            Beneficial       Percent of
          Name              Ownership          Class
---------------------------------------------------------
Rita Folger
1257 East 24th Street
Brooklyn, NY 11210           0.74 (1)          100%
---------------------------------------------------------

     (1) These shares are convertible into an aggregate of 98,519 shares of Common Stock; and the holder thereof will be entitled to cast that number of votes at any meeting of shareholders.



                                   Page -54-

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

Cohen's Fashion Optical

     Drs. Robert and Alan Cohen are officers and directors of Cohen Fashion Optical, Inc. ("CFO"), including its affiliate, Real Optical, LLC. ("REAL"). CFO, which has been in existence since 1978, owns a chain of company-operated and franchised retail optical stores doing business under the name "Cohen's Fashion Optical." As of March 24, 2003, CFO had 72 franchised stores and 15 company-owned stores (including one store operated by an affiliate of CFO under the name "Cohen's Optical"). In addition, CFO also licenses to retail optical stores the right to operate under the name "Cohen's Kids Optical" or "Ultimate Spectacle." As of March 24, 2003, there were two Ultimate Spectacle stores located in the State of New York; and REAL, as of such date, operated three stores (under the name "Cohen's Fashion Optical"), all of which were located in New York State. CFO and REAL stores are similar to the Company's retail optical stores. CFO has been offering franchises since 1979 and currently has retail optical stores in the States of Connecticut, Florida, New Hampshire, Massachusetts, New Jersey and New York. In the future, Cohen's Fashion Optical, Cohen's Kids Optical or Ultimate Spectacle stores may be located in additional states. As of March 24, 2003, approximately 15 CFO stores were located in the same shopping center or mall as, or in close proximity to, certain of the Company's retail optical stores. It is possible that one or more additional Cohen's Fashion Optical stores, Cohen's Kids Optical stores or Ultimate Spectacle stores may, in the future, be located near one or more of the Company's retail optical stores, thereby competing directly with such Company stores. In addition, the Company's stores and certain of CFO's stores jointly participate, as providers, under certain third party benefit plans obtained by either the Company or CFO, which arrangement is anticipated to continue in the future.

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

     On December 31, 2002, the Company refinanced certain past due amounts, owed to CFO, in an effort to improve its current cash flow position. As a result, the Company signed a 5-year, $200,000 promissory note, in favor of CFO, bearing interest at a rate of 10% per annum. The first monthly payment on the note was due on March 1, 2003.

     During the ordinary course of business, largely due to the fact that the entities occupy office space in the same building, and in an effort to obtain savings with respect to certain administrative costs, the Company and CFO will at times share in the costs of minor expenses. Management believes that these expenses have been appropriately accounted for by herein.


General Vision Services

     In January 2001, General Vision Services, LLC ("GVS"), a Delaware limited liability company located in New York City and beneficially owned, in principal part, by Drs. Robert and Alan Cohen and certain members of their respective immediate families (collectively, the "Cohen Family"), acquired substantially all of the assets of General Vision Services, Inc. As of March 24, 2003, GVS operated approximately 24 retail optical stores located in the New York metropolitan area, which stores are similar to the retail optical stores operated and franchised by the Company. In addition, GVS solicits and administers third party benefit programs similar to those being administered by the Company. It is possible that a GVS store, or another retail optical store which provides third party benefit plans administered by GVS, may now or in the future be located near one or more of the Company's retail optical stores and may be competing directly with such store.

     Furthermore, the Company, CFO and GVS jointly participate in certain third party benefit plans, and certain of the Company's retail optical stores, CFO's stores and GVS' stores participate as providers under third party benefit plans obtained by either the Company, CFO or GVS and, in all likelihood, will continue to do so in the future.

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

     Further, in April 2002, EVI sold to GVS, for the sum of $55,000, substantially all of the assets of one of its stores located in New York City, together with all of the capital stock of its wholly-owned subsidiary, Sterling Vision of 125th Street, Inc., which is the tenant under the Master Lease for such store.

                                   Page -55-

     During 2002, the Company purchased from City Lens, Inc. ("City Lens"), an ophthalmic lens laboratory owned by GVS, ophthalmic lenses and certain lens refinishing services for its Company-owned stores. For the years ended December 31, 2002, the total cost of such lenses and services purchased from City Lens was approximately $228,000. The Company believes that the cost of such lenses and services were as favorable to the Company as those which could have been obtained from an unrelated third party.


Additional Agreements and Transactions Between the Company and the Cohen Family

     On December 6, 2001,  the Company  borrowed  from  Broadway  Partners,  LLC
("Broadway"), a New York partnership owned by certain of Dr. Robert and Alan Cohen's children, the sum of $300,000, which loan, together with interest thereon, calculated at 1% above the prime rate of interest, was repaid to Broadway, in full, on January 23, 2002.

     On July 23, 2002, the Board authorized the Company to borrow $300,000 from Dr. Robert Cohen. The loan was payable on August 10, 2002, together with interest in an amount equal to 1% of the principal amount of such loan. The Company repaid this loan, in full, on August 8, 2002.


Horizons Investors Corp. and Matters Relating to Benito R. Fernandez

     On December 3, 2001 and December 20, 2001, the Company borrowed from Horizons the sums of $150,000 and $300,000, respectively, each of which loans, together with interest thereon, calculated at 1% above the prime rate, were repaid by the Company, in full, on January 23, 2002.

     On January 23, 2002, the Company and Horizons entered into a series of agreements pursuant to which Horizons established, in favor of the Company, a credit facility, in the maximum amount of $1,000,000 and, in connection therewith, the Company obtained from Horizons an initial advance thereunder, in the amount of $300,000. Loans under such credit facility, which bear interest at the rate of 1% above the prime rate and must be in increments of at least $150,000, are secured by a pledge, to Horizons, of a substantial portion of the Company's franchise notes receivable, and must be fully amortized (repaid) over the then remaining term of the facility, which will expire on January 23, 2004. In addition, pursuant to the terms of such agreements with Horizons, the Company is required to pay, to Horizons, a facility fee equal to 2% per annum of the average daily principal balance of the unused portion of the facility from time to time outstanding.

     EVI is also required to pay, to Horizons, an interest rate differential fee equal to the difference between the rate of interest actually paid, by the Company, to North Fork Bank on its $1,000,000 term loan from such Bank (which loan was secured by Horizon's pledge, to the Bank, of a $1,000,000 certificate of deposit) and 1% above the prime rate.

     In connection with the above financing arrangements, EVI issued, to Horizons, five-year warrants to purchase up to 2,500,000 shares of EVI's Common Stock at an exercise price of $0.01 per share. Horizons exercised 2,000,000, 250,000 and 250,000 of such warrants on May 1, 2002, July 22, 2002 and October 22, 2002, respectively.



                                   Page -56-

Item 14.  Controls and Procedures
---------------------------------

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







                                   Page -57-

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

     (a) The following documents are filed as a part of this Report:

1.      Financial Statements.

              Consolidated Balance Sheets as of December 31, 2002 and 2001

              Consolidated Statements of Operations for the Years Ended
                 December 31, 2002, 2001 and 2000

              Consolidated Statements of Shareholders' Equity (Deficit) for the
                 Years Ended December 31, 2002, 2001 and 2000

              Consolidated Statements of Cash Flows for the Years Ended
                 December 31, 2002, 2001 and 2000

              Notes to Consolidated Financial Statements

2.      Financial Statement Schedules:

     All financial statement schedules have been omitted because they are not applicable, are not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3.      Exhibits

                                  EXHIBIT INDEX

Exhibit
Number
-------

     3.1 Restated Certificate of Incorporation of Sterling Vision, Inc., filed on December 20, 1995 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995)

     3.2 Amended and Restated By-Laws of Sterling Vision, Inc., dated December 18, 1995 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995)

     3.3 * Certificate of Amendment of the Certificate of Incorporation of Sterling Vision, Inc., filed on January 26, 2000

     3.4 Form of Certificate of Amendment of the Certificate of Incorporation of Sterling Vision, Inc., filed on February 8, 2000 (incorporated by reference to
Exhibit 10.94 to the Company's  Current  Report on Form 8-K,  dated  February 8,
2000)

     3.5 Form of Certificate of Amendment of the Certificate of Incorporation of Sterling Vision, Inc., filed on February 10, 2000 (incorporated by reference to
Exhibit 10.96 to the Company's  Current  Report on Form 8-K,  dated  February 8,
2000)

     3.6 * Certificate of Amendment of the Certificate of Incorporation of Sterling Vision, Inc., filed on April 17, 2000

     3.7 * Certificate of Amendment of the Certificate of Incorporation of Emerging Vision, Inc., filed on July 15, 2002

     4.1  Specimen of Common  Stock  Certificate  (incorporated  by reference to
Exhibit 4.1 to the Company's Registration Statement No. 33-98368)

     4.2 Form of Warrant, dated December 16, 1999, issued to MY2000, LLC (incorporated by reference to Exhibit 10.93 to the Company's Current Report on Form 8-K/A, dated December 16, 1999)

                                   Page -58-

     4.3 Form of Warrant issued to Purchasers in the Company's Private Placement of Units consisting of Series B Convertible Preferred Stock and Warrants to purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement No. 333-37160)

     4.4 Form of Warrant issued to Placement Agents (and/or their respective designees) in connection with the Company's Private Placement (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement No. 333-37160)

     4.5 Warrant Certificate and Agreement, dated as of January 16, 2001, between Emerging Vision, Inc. and Goldin Associates, LLC (incorporated by reference to Exhibit 10.117 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

     4.6 Warrant Certificate and Agreement, dated as of April 26, 2001, between Emerging Vision, Inc. and Balfour Investors Incorporated (incorporated by reference to Exhibit 10.118 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

     4.7 Form of Warrant issued to Subscribers in connection with the Company's Rights Offering (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement No. 333-100697)

     10.1 Sterling Vision, Inc.'s 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement No. 33-98368)

     10.2 Form of Sterling Vision, Inc.'s Franchise Agreement (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement No. 33-98368)

     10.3 Form of Franchisee Stockholder Agreement to be entered into between Sterling Vision, Inc. and certain of its Franchisees (incorporated by reference to Exhibit 10.47 to the Company's Registration Statement No. 33-98368)

     10.4 First Amendment to Sterling Vision, Inc.'s 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.63 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File No. 1-14128)

     10.5 Exchange Agreement, dated April 14, 1998, between the Company and the Original Holders of the Registrant's Convertible Debentures Due February 17, 1999 (incorporated by reference to Exhibit 10.78 to the Company's Current Form on 8-K, dated April 14, 1998

     10.6 First Amendment to Convertible Preferred Stock and Warrants Subscription Agreement, dated January 4, 1999 (incorporated by reference to
Exhibit  10.78 to the  Company's  Current  Report on Form 8-K,  dated January 4,
1999)

     10.7  Second   Amendment  to  Convertible   Preferred  Stock  and  Warrants
Subscription  Agreement,  dated  March 4, 1999  (incorporated  by  reference  to
Exhibit 10.79 to the Company's Current Report on Form 8-K, dated March 4, 1999)

     10.8 Third Amendment to Convertible Preferred Stock and Warrants Subscription Agreement, dated December 7, 1999 (incorporated by reference to
Exhibit 10.90 to the Company's  Current  Report on Form 8-K,  dated  December 7,
1999)

     10.9 Form of Settlement Agreement, dated as of April 24, 2001, between Emerging Vision, Inc. and Sara V. Traberman (incorporated by reference to
Exhibit 10.113 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

     10.10 Asset Purchase Agreement, dated as of May 31, 2001, by and among Insight Laser Centers N.Y.I, Inc., Insight Amsurg Centers, Inc., Emerging Vision, Inc. and Amsurg Acquisition Corp. (incorporated by reference to Exhibit
10.114 to the Company's Current Report on Form 8-K, dated June 13, 2001)

     10.11 Employment Agreement, effective as of July 2, 2001, between Emerging Vision, Inc. and Robert S. Hillman (incorporated by reference to Exhibit 10.115 to the Company's Current Report on Form 8-K, dated July 2, 2001)

     10.12 Settlement Agreement and Mutual Release, dated as of July 5, 2001, between Emerging Vision, Inc. and Rare Medium Group, Inc. and Rare Medium Inc. (incorporated by reference to Exhibit 10.116 to the Company's Current Report on Form 8-K, dated July 2, 2001)

                                   Page -59-

     10.13 Form of Term Note, dated January 23, 2002, executed by the Company in favor of North Fork Bank (incorporated by reference to Exhibit 10.119 to the Company's Current Report on Form 8-K, dated January 23, 2002)

     10.14 Form of Loan Agreement and Exhibits, dated January 23, 2002, between Emerging Vision, Inc. and Horizon Investors Corp. (incorporated by reference to
Exhibit  10.120 to the Company's  Current  Report on Form 8-K, dated January 23,
2002)

     10.15 Form of Settlement Agreement and General Release, dated as of April 1, 2002, between Emerging Vision, Inc. and each of V.C. Enterprises, Inc., Bridget Licht, Sitescope, Inc., Eyemagination Eyeworks, Inc. and Susan Assael, including the form of Area Representation Agreement annexed thereto as an Exhibit (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001)

     10.16 Warrant Agreement, dated February 10, 2003, by and between Emerging Vision, Inc. and Mellon Investor Services LLC (incorporated by reference to
Exhibit 10.38 to the Company's Registration Statement No. 333-100697)

     10.17 * Employment Agreement, effective as of February 11, 2002, between Emerging Vision, Inc. and Christopher G. Payan

     21.1 * List of Subsidiaries

     23.1 * Consent of Independent Public Accountants

     99.1 * Certifications of Principal Executive Officers and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     * Exhibit being filed herewith


b)  Reports on Form 8-K

     1. On October 23, 2002, the Company filed a Report on Form 8-K regarding the issuance of a press release, on February 23, 2002, announcing its shareholder rights offering.

     2. On February 11, 2003,  the Company  filed a Report on Form 8-K regarding
the  issuance  of  a  press  release,  on  February  10,  2003,   regarding  the
announcement of the final terms of its shareholder rights offering.






                                   Page -60-

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             EMERGING VISION, INC.


                                             By: /s/ Christopher G. Payan
                                                ------------------------------
                                                Christopher G. Payan
                                                Senior Vice President,
                                                Co-Chief Operating Officer and
                                                Chief Financial Officer

                                             Date:  March 28, 2003


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

Signature                           Title                                         Date
---------                           -----                                         ----


/s/ Christopher G. Payan            Senior Vice President, Co-Chief Operating     March 28, 2003
---------------------------         Officer and Chief Financial Officer
Christopher G. Payan                (Co-Principal Executive Officer and
                                    Principal Financial Officer)

/s/ Samuel Z. Herskowitz            Co-Chief Operating Officer and                March 28, 2003
---------------------------         Chief Marketing Officer
Samuel Z. Herskowitz                (Co-Principal Executive Officer)

/s/ Myles S. Lewis                  Co-Chief Operating Officer and                March 28, 2003
---------------------------         Senior Vice President - Business Development
Myles S. Lewis                      (Co-Principal Executive Officer)

/s/ Brian P. Alessi                 Corporate Controller                          March 28, 2003
---------------------------         (Principal Accounting Officer)
Brian P. Alessi

/s/ Dr. Alan Cohen                  Chairman of the Board of Directors            March 28, 2003
---------------------------
Dr. Alan Cohen

/s/ Dr. Robert Cohen                Director                                      March 28, 2003
---------------------------
Dr. Robert Cohen

/s/ Benito R. Fernandez             Director                                      March 28, 2003
---------------------------
Benito R. Fernandez

/s/ Joel L. Gold                    Director                                      March 28, 2003
---------------------------
Joel L. Gold


                                   Page -61-

I, Christopher G. Payan, certify that:

     1. I have reviewed this annual report on Form 10-K of Emerging Vision, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ( the "Evaluation Date"); and

     c) presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003


  /s/ Christopher G. Payan
--------------------------------
Christopher G. Payan
Co-Chief Operating Officer and
Chief Financial Officer




                                   Page -62-

I, Myles S. Lewis, certify that:

     1. I have reviewed this annual report on Form 10-K of Emerging Vision, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ( the "Evaluation Date"); and

     c) presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003


  /s/ Myles S. Lewis
-------------------------------
Myles S. Lewis
Co-Chief Operating Officer



                                   Page -63-

I, Samuel Z. Herskowitz, certify that:

     1. I have reviewed this annual report on Form 10-K of Emerging Vision, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ( the "Evaluation Date"); and

     c) presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003


  /s/ Samuel Z. Herskowitz
---------------------------------
Samuel Z. Herskowitz
Co-Chief Operating Officer


                                   Page -64-

                                                                     Exhibit 3.3


                         CERTIFICATE OF AMENDMENT OF THE
                          CERTIFICATE OF INCORPORATION
                            OF STERLING VISION, INC.
                Under Section 805 of the Business Corporation Law
                -------------------------------------------------

     FIRST:  The  name  of  the  corporation  is  Sterling  Vision,   Inc.  (the
"Company"), and the Company was formed under the name Sterling Acquisition, Inc.


     SECOND: The Certificate of Incorporation of the Company was filed with the Department of State of the State of New York on January 15, 1992.


     THIRD: The Certificate of Incorporation of the Company is hereby amended to amend and restate certain of the terms and provisions of the series of the Company's Preferred Stock, par value $.01 per share, previously designated as Senior Convertible Preferred Stock and created by the Company's Certificate of Amendment to its Certificate of Incorporation filed with the New York State Department of State on April 15, 1998, which was previously created pursuant to
Article 4 of the Certificate of Incorporation of the Company; and Article 4 shall be further amended to restate, in its entirety, the terms and provisions of the Senior Convertible Stock previously created by the Company, as follows:


     Article 1. Designation, Issuance, Rank, Dividends and Redemption/Resale.
                -------------------------------------------------------------

     Section 1.1 Designation, Issuance and Rank. The designation of the series of Preferred Stock authorized by this Resolution shall be "Senior Convertible Preferred Stock" (the "Convertible Preferred Stock" or the "Security"). The maximum number of shares of Convertible Preferred Stock issuable hereunder shall be thirty-five (35), which shares may be issued from time to time. Subject to compliance with applicable protective voting rights which have been or may be granted to the Preferred Stock of the Company or any series thereof in Certificates of Designation or in the Company's Certificate of Incorporation, as amended and as hereafter may be amended ("Protective Provisions"), but notwithstanding any other rights of the Preferred Stock of the Company or any series thereof, the rights and preferences of the Convertible Preferred Stock shall rank pari passu with (including, without limitation, inclusion in provisions with respect to liquidation and acquisition preferences, redemption and/or approval of matters by vote or written consent), or senior to any present or future class or series of Preferred Stock or common stock of the Company. Subject to compliance with applicable Protective Provisions, the Board of Directors is also authorized to decrease the number of shares of Convertible Preferred Stock, prior or subsequent to the issue of that series, but not below the number of shares of the Convertible Preferred Stock then outstanding. In case the number of shares of any series shall be so decreased, the shares constituting such decrease shall resume the status that they had prior to the adoption of the resolution originally fixing the number of shares of such series. The rights, preferences, privileges and restrictions granted to, and imposed on, the Convertible Preferred Stock are set forth below in this Article 1.

     Section 1.2 Payment of Dividends.
                 ---------------------

     (a) The holder of the Convertible Preferred Stock or their registered assigns (each a "Holder") shall be entitled to receive dividends on the "Stated Value" of each share of Convertible Preferred Stock through and including February 17, 1999, only, whether or not such dividends are declared by the Board of Directors. Dividends shall accrue from February 17, 1998 notwithstanding that the Convertible Preferred Stock was issued after such date, and shall be payable through and including February 17, 1999, only (including, but not limited to, all accrued and unpaid dividends on such portion, if any, of the Stated Value of the Convertible Preferred Stock as may have been previously converted or redeemed pursuant to the provisions hereof) subject to the provisions of Subsection 1.2(d) below, in United States Dollars, quarter-annually, in arrears, on the 17th day of each of May, August and November, 1998 and February, 1999, commencing May 17, 1998 (each a "dividend payment date").

     (b) The "Stated Value" of each share of Convertible Preferred Stock (regardless of its par value), shall be One Hundred Thousand ($100,000) Dollars, which shall be increased or decreased proportionately for any stock consolidation or stock split, respectively, of the outstanding shares of Convertible Preferred Stock.

     (c) Dividends on the Convertible Preferred Stock shall be equal to the sum of: (i) ten (10% percent of the Stated Value of such share; plus (ii) ten (10%) percent of the Unpaid Dividend Amount (as defined below) as of the previous dividend accrual date. The Unpaid Dividend Amount with respect to each share of Convertible Preferred Stock shall be equal to the aggregate of all dividends that the Holder of such share shall have become entitled to receive for such share, but that shall not have been paid by the Company for any reason whatsoever. Nothing in this Section shall limit any other rights or remedies of the Holder on account of the Company's failure to pay any dividends hereunder.

     (d) Notwithstanding the provisions of Subsection 1(a) above, the Company shall have the right, in its sole and absolute discretion, to pay any dividends then due on the Convertible Preferred Stock in shares of its Common Stock, par value $.01 per share (the "Common Stock") which may then be resold pursuant to the Registration Statement (as hereinafter defined) based upon a price per share equal to the average closing price of the Company's Common Stock (as reported on the Nasdaq National Market System or the Nasdaq Small Cap Market) for the five
(5) trading days immediately preceding the date on which any such dividend became due.

     (e) In the event the Registration Statement (referred to in Article 4 of the Agreement, as said term is hereinafter defined) is not declared effective within one hundred fifty (150) days after the Closing (as defined in the Agreement), the Security, or any portion thereof outstanding on and after such date, shall thereafter accrue dividends (until the date that such Registration Statement shall be declared effective) at a rate per annum equal to eighteen (18%) percent. Such dividends shall: (i) include (but not be limited to) all accrued and unpaid dividends on such portion, if any, of the Stated Value of this Security as may have been previously converted pursuant to the provisions hereof; and (ii) be due and payable on each dividend payment date.


     Section 1.3 Intentionally Deleted.
                 ----------------------

     Article 2. Liquidation Preference.
                -----------------------

     Section 2.1 In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the Holders of the Convertible Preferred Stock shall be entitled to receive, prior or in preference to any payment or distribution and setting apart (for payment or distribution) any of the assets or surplus funds of the Company to the holders of the Common Stock and/or to the holders of any other equity securities, an amount (the "Liquidation Amount") for each share of Convertible Preferred Stock then held by them, the sum of $100,000, plus any declared but unpaid dividends on the Convertible Preferred Stock. If, upon the occurrence of such event, the assets and funds thus distributed among the Holders of the entire, aggregate Liquidation Amounts payable to the Holders of Convertible Preferred Stock pursuant to this Section 2.1, then the entire assets and funds of the Company legally available for distribution shall be distributed among the Holders of the Convertible Preferred Stock pro rata on the basis of the number of shares of Convertible Preferred Stock then held by each of them.

     Section 2.2 All payments for which this Article 2 provides shall be in cash, property (valued at its fair market value, as determined by an independent, nationally recognized investment banking firm) or a combination thereof. After payment of the full amount of the Liquidation Amount to which each Holder is entitled, such Holders of shares of Convertible Preferred Stock will not be entitled to any further participation in any distribution of the assets of the Company.

     Article 3. Conversion.
                -----------

     Section 3.1 Conversion Privilege.
                 ---------------------

     (a) Subject to the terms and conditions of the Security, the Holder of the Security shall have the right, prior to redemption by the Company, exercisable at one or more times, at its option, to convert all or a portion of the Security into the Common Stock of the Company at the times hereafter specified. The number of shares of Common Stock issuable upon the conversion of the Security shall be determined by dividing the Stated Value of the shares of Convertible Preferred Stock to be converted, by the Conversion Price in effect on the conversion date, and rounding the result to the nearest 1/100th of a share. The effectiveness of said Registration Statement shall not be condition precedent to any such conversion. The "Conversion Price" for each conversion shall be: (i) Four ($4.00) dollars with respect to all Securities converted on or prior to February 10, 1999; and (ii) Seventy-Five Cents ($0.75) with respect to all Securities converted from and after February 10, 1999.

     (b) Notwithstanding anything contained herein to the contrary, the Security shall not be convertible by a Holder to the extent that, and so long as, the Common Stock which would be acquired upon such conversion, when aggregated with any other shares of Common Stock at the time of conversion beneficially owned by such Holder and not theretofore sold by the Holder, would aggregate more than 4.9% of the then outstanding shares of Common Stock of the Company. For this purpose, "beneficial ownership" shall be calculated in accordance with the provisions of Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. The opinion of the Holder's counsel shall be conclusive in calculating the Holder's beneficial ownership.

     Section 3.2 Conversion Procedure.
                 ---------------------

     (a) To convert the Security into Common Stock, the Holder must: (i) complete, sign and deliver to the Company the Notice of Conversion attached hereto, together with an affidavit that it is the then Holder of the Security. Except as otherwise provided herein, the date upon which the Company receives the completed Notice of Conversion (by recognized, overnight courier, hand-delivery or facsimile, followed by hand-delivery or courier delivery within two (2) business days thereafter) is the conversion date. Within seven (7) business days after its receipt of the Notice of Conversion, as aforesaid, the Company shall deliver a certificate for the number of full shares of Common
Stock issuable upon such conversion, and a check for any fraction of a share. The person in whose name the certificate representing shares of Common Stock is to be registered shall be treated as a shareholder of record on and after the conversion date. Upon surrender of a Security that is to be converted in part, the Company shall issue to the Holder a new Security, equal in number to the unconverted portion of the Security surrendered.

     (b) Notwithstanding the provisions of Subsection 3.2(a) above, from and after the date that the Registration Statement (referred to in Article 4 of the Agreement) shall become and thereafter remain effective, the Company, if so requested by the Holder, shall, within three (3) business days after its receipt of the Notice of Conversion (as required pursuant to Subsection 3.2(a) above), whether or not the Company has then received the original of such Convertible Preferred Stock from the Holder, serve written instructions on its transfer agent to "DWAC" the shares of Common Stock to be issued upon any such conversion of the Security, it being understood that no further documentation shall be required of a Holder in connection therewith.

     Section 3.3 Fractional Shares. The Company shall not issue a fractional share of Common Stock upon the conversion of all or any portion of the Security. Instead, the Company shall pay, in lieu of any fractional share, the cash value thereof at the Conversion Price of the Common Stock as determined pursuant to
Section 3.1 above.

     Section 3.4 Taxes on Conversion. The Company shall pay any documentary, stamp or similar issue or transfer tax due on the issuance of Common Stock upon the conversion of the Security. The Holder, however, shall pay any such tax which is due because such shares are issued in a name other than its name.

     Section 3.5 Company to Reserve Stock. The Company shall reserve out of its authorized but unissued Common Stock for issuance as herein provided, a number of shares of Common Stock into which the Security may be converted. All shares of Common Stock which may be issued upon the conversion of the Security shall be fully paid and nonassessable.

     Section 3.6 Restrictions on Transfer. The Security and the Common Stock issuable upon the conversion thereof will not have been registered under the Securities Act of 1933, as amended (the "Act") and will be sold pursuant to an exemption under the Act. The Security, and each certificate evidencing the Security, may not be pledged, transferred or resold except pursuant to registration under, or an exemption from, the Act. Each certificate representing shares of Convertible Preferred Stock, and each certificate representing any shares of Common Stock issued thereunder, shall bear a restrictive legend similar to the legend set forth below:

     THE SECURITIES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), NOR UNDER ANY STATE SECURITIES LAW, AND SUCH SECURITIES MAY NOT BE PLEDGED, SOLD, ASSIGNED, HYPOTHECATED OR OTHERWISE TRANSFERRED UNTIL (1) A REGISTRATION STATEMENT WITH RESPECT THERETO IS EFFECTIVE UNDER THE ACT AND ANY APPLICABLE STATE SECURITIES LAW, OR (2) THE COMPANY RECEIVES AN OPINION OF COUNSEL TO THE COMPANY OR COUNSEL TO THE HOLDER OF SUCH SECURITEIS, WHICH COUNSEL AND OPINION ARE REASONBLY SATISFACTORY TO THE COMPANY, THAT SUCH SECURITIES MAY BE PLEDGED, SOLD, ASSIGNED, HYPOTHECATED OR TRANSFERRED WITHOUT AN EFFECTIVE REGISTRATION STATEMENT UNDER THE ACT AND APPLICABLE STATE SECURITIES LAWS.

     Article 4. Recapitalization, Mergers, etc.
                -------------------------------

     Section 4.1 Recapitalization Generally. In case the Company, prior to February 17, 2000, shall: (i) subdivide its outstanding Common Stock (including by means of a dividend or distribution on the Common Stock payable in Common Stock); (ii) combine its outstanding Common Stock into a smaller number of shares; or (iii) issue, by capital reorganization or reclassification of its Common Stock (other than a subdivision or combination of its shares as provided for above, a reorganization, merger, consolidation or sale of assets provided for elsewhere in this Article 4, or the issuance of any shares of Common Stock in connection with the acquisition of assets or the repayment of debt) the Conversion Price in effect thereafter shall be adjusted so that it shall be adjusted to reflect such action. An adjustment made pursuant to this subsection shall become effective, retroactively, immediately after the effective date in the case of a subdivision, combination or reclassification.

     Section 4.2 Mergers. Until the Security is redeemed or has been converted into Common Stock, the Company shall not consolidate or merge into, or transfer all or substantially all of its assets to, any person, unless the terms of such consolidation, merger of transfer include the preservation of the Convertible Preferred Stock. Any reference herein to the Company shall refer to such surviving or transferee corporation. If the Company merges or consolidates with another corporation, or sells or transfers all or substantially all of its assets to another person, and the holders of the Common Stock are entitled to receive stock, securities or property in respect of, or in exchange for, Common Stock, then, as a condition of such merger, consolidation, sale or transfer, the Company and any such successor, purchaser or transferee shall amend the Security to provide that it may thereafter be converted on the terms and subject to the conditions set forth above into the stock, securities or property receivable upon such merger, consolidation, sale or transfer by a holder of shares of Common Stock into which the Security might have been converted immediately before such merger, consolidation, sale or transfer, entity in such merger, consolidation, sale or transfer. In any such case, appropriate adjustment shall be made in the application of the provisions of this Article 4 with respect to the rights of a Holder upon and after such merger, consolidation, sale or transfer to the end that the provisions of this Article 4 (including adjustment of the Conversion price then in effect and the number of shares of Common Stock issuable upon conversion of the Security) shall be applicable after that event as nearly equivalently as may be practicable. Except as otherwise provided herein, the Conversion Price shall be the same as the applicable Conversion Price set forth in Subsection 3.l(b) above, as the same is to be adjusted pursuant to Subsection 4.1 above.

     Article 5. Failure to Perform.
                -------------------

     Section 5.1 Failure to Perform Certain Covenants. In the event the Company breaches its obligation to deliver certificates for Common Stock pursuant to
Section 3.2 above, the Company shall be required to make payment to the Holder of the Security, within five (5) business days after each demand by the Holder, of an amount equal to One Thousand ($1,000) Dollars per day with respect to each One Hundred Thousand ($100,000) Dollars (or the pro rata portion thereof) Stated Value of the Security outstanding during such period as such breach continues.

     Section 5.2 Rights and Remedies. The rights and remedies provided to a Holder under Section 5.1 and 5.2 above shall not limit any other rights and remedies afforded by law to a Holder.

     Article 6. Reports. The Company will mail to each Holder of the Security, at its address as shown on the Register (as defined in Section 8.2 below) a copy of any annual, quarterly or current report that it files with the Securities and Exchange Commission promptly after the filing thereof, and a copy of any annual, quarterly or other report or proxy statement that it gives to its shareholders generally, at the time such report or statement is sent to shareholders.

     Article 7. Registered Securities.
                ----------------------

     Section 7.1 Series. The Securities to be issued hereunder shall be one of a numbered series of Securities issued to the Holders and designated as "Senior Convertible Preferred Stock." Such Securities are collectively referred to herein as the "Securities."

     Section 7.2 Record Ownership. The Company shall maintain a register of the Holders of the Securities (the "Register") showing their names and addresses and the serial numbers and the Stated Value of Securities issued to, or transferred of record by, them from time to time. The Register may be maintained in electronic, magnetic or other form. The Company may treat the person named as the Holder of a Security in the Register as the sole owner of such Security. The Holder of the Security shall be the person exclusively entitled to receive notifications with respect to such Security, convert it into Common Stock and otherwise exercise all of the rights and powers as the absolute owner thereof.

     Section 7.3 Registration of Transfer. Transfers of the Security may be registered on the books of the Company maintained for such purpose pursuant to
Section 7.2 above (i.e., the Register). Transfers shall be registered when the Security is presented to the Company with a request to register the transfer thereof and the Security is duly endorsed by the Holder, reasonable assurances are given that the endorsements are genuine and effective, the Company has received a certificate from the Holder that it owns the Security free and clear of all claims, liens and/or encumbrances, and the Company has received evidence, satisfactory to it, that such transfer is rightful and in compliance with all applicable laws, including tax laws and State and Federal securities laws. When the Security is presented for transfer and duly transferred hereunder, it shall be canceled and one or more new Securities showing the name(s) of the transferee(s) as the Holder(s) thereof shall be issued in lieu thereof. When the Security is presented to the Company with a reasonable request to exchange it for an equal Stated Value of Securities of other denominations, the Company shall make such exchange and shall cancel the Security and issue, in lieu thereof, Securities having a total Stated Value equal to the Stated Value of the Security, in the denominations requested by the Holder.

     Section 7.4 Worn and Lost Securities. If the Security becomes worn, defaced or mutilated but is still substantially intact and recognizable, the Company or its agent may issue a new Security in lieu thereof upon its surrender. Where the Holder of a Security claims that such Security has been lost, destroyed or wrongfully taken, the Company shall issue a new Security in place of the original Security if the Holder so requests by written notice to the Company (provided such notice is actually received by the Company before it is notified that such Security has been acquired by a bona fide purchaser) and the Holder has delivered to the Company an indemnity bond in such amount and issued by such surety as the Company deems satisfactory, together with an affidavit of the Holder setting forth the facts covering such loss, destruction or wrongful taking and such other information, in such form and with such proof or verification, as the Company may request.

     Article 8. Voting Rights. Except as specifically set forth in the Business Corporation Act of the State of New York, the Holders of shares of Convertible Preferred Stock shall not be entitled to any voting rights with respect to any matters voted upon by shareholders of the Company.

     Article 9. Notices. All notices and other communications provided for or permitted hereunder shall be made in writing by hand delivery, registered first class mail, overnight courier, or telecopied, initially to the address set forth below, and thereafter at such other address, notice of which is given in accordance with the provisions of this Article 9.

     All notices to Holders are to be directed to each Holder at such address as is listed for such Holder in the Register.

     All notices to the Company are to be directed to:

                  Sterling Vision, Inc.
                  1500 Hempstead Turnpike
                  East Meadow, New York 11554
                  Attn:  General Counsel
                  Telephone:  (516) 390-2100
                  Telecopier:  (516) 390-2150

                  with a copy (which shall not constitute notice) to:

                  Camhy, Karlinsky & Stein, LLP
                  1740 Broadway
                  16th Floor
                  New York, New York  10019
                  Attn:  Robert S. Matlin, Esq.
                  Telephone:  (212) 977-6600
                  Telecopier:  (212) 977-8389

     All such notices and communications shall be deemed to have been duly given, when delivered by hand, if personally delivered; three (3) business days after being deposited in the mail, postage prepaid, if mailed; the next business day after being deposited with an overnight courier, if deposited with a nationally recognized, overnight courier service; or when receipt is acknowledged, if telecopied.

     Article 10. Times. Where this Certificates authorizes or requires the payment of money or the performance of a condition or obligations on a Saturday or Sunday or a public holiday, or authorizes or requires the payment of money or the performance of a condition or obligation within, before or after a period of time computed from a certain date, and such period of time ends on a Saturday, a Sunday or a public holiday, such payment may be made or condition or obligation performed on the next succeeding business day, and if the period ends at a specific hour, such payment may be made or condition performed, at or before the same hour of such next succeeding business day, with the same force and effect as if made or performed in accordance with the terms of this Certificate.

     Article 11. Rules of Construction. Herein, unless the context otherwise requires, words in the singular number include the plural, and in the plural include the singular, and words of the masculine gender include the feminine and the neuter, and when the sense so indicates, words of the neuter gender may refer to any gender. The numbers and titles of Articles and Sections contained herein are inserted for convenience of reference only, and they neither form a part of this Certificate, a determination of the Company is required or allowed, such determination shall be made by a majority of the Board of Directors of the Company, and if it is made in good faith, it shall be conclusive and binding upon the Company and the Holder of the Security.


     FOURTH: Thirty-five (35) shares of the unissued Preferred Stock of the Company, par value $0.1, have been designated Senior Convertible Preferred Stock, the terms of which are stated above in Article THIRD hereof.


     FIFTH: Pursuant to the authority under Article 4 of the Certificate of Incorporation of the Company and Sections 502 and 805 of the Business Corporation Law of the State of New York, the Board of Directors of the Company:
(i) by Unanimous Written Consent, dated April 9, 1998, adopted a Resolution creating a series of Preferred Stock of the Company, designated Senior Convertible Preferred Stock; and (ii) by Resolution adopted by its Board of Directors on December 7, 1999, amended certain of the provisions of such previously created series of Senior Convertible Preferred Stock, the terms of which have been restated in Article THIRD hereof.

     IN WITNESS WHEREOF, the Company has caused this Certificate of Amendment to the Certificate of Incorporation of the Company to be signed by the Chairman of its Board of Directors and the Secretary of the Company, who affirm that the statements made herein are true and correct under the penalties of perjury, on this 20th day of January, 2000.


                                                STERLING VISION, INC.


                                                By:  /s/ Dr. Robert Cohen
                                                   -------------------------
                                                Name:  Dr. Robert Cohen
                                                Title: Chairman of the Board


                                                By:  /s/ Joseph Silver
                                                   -------------------------
                                                Name:  Joseph Silver
                                                Title: Secretary

                                                                     Exhibit 3.6



                         CERTIFICATE OF AMENDMENT OF THE
                          CERTIFICATE OF INCORPORATION
                            OF STERLING VISION, INC.

                Under Section 805 of the Business Corporation Law
                            of the State of New York


     FIRST:  The  name  of  the  corporation  is  Sterling  Vision,   Inc.  (the
"Company"), and the Company was formed under the name Sterling Acquisition, Inc.


     SECOND: The Certificate of Incorporation of the Company was filed with the Department of State of the State of New York on January 15, 1992 under the original name of Sterling Acquisition, Inc., which Certificate of Incorporation was restated, in its entirety, on December 20, 1995.


     THIRD: The Certificate of Incorporation of the Company, as amended (the "Amended and Restated Certificate of Incorporation"), is hereby further amended to change the name of the Company to Emerging Vision, Inc.; and Article 1 of the Certificate of Incorporation of the Company is hereby restated, in its entirety, to read as follows:

     "FIRST: That the name of the corporation is Emerging Vision, Inc. (the "Company") and that the Company was formed under the name Sterling Acquisition, Inc., which was subsequently changed to Sterling Vision, Inc."


     FOURTH: The Certificate of Incorporation of the Company is hereby further amended to increase the authorized number of shares of the Company's Common Stock, par value $.01 pr share, from 28,000,000 shares to 50,000,000 shares; and the first paragraph of Article 4 of the Certificate of Incorporation of the Company is hereby restated, in its entirety, to read as follows:

     "FOURTH: The Company is authorized to issue two classes of shares of capital stock, to be designated, respectively, as Preferred Stock and Common Stock. The total number of shares of capital stock that the Company is authorized to issue is 55,000,000. The total number of shares of Common Stock which the Company shall have the authority to issue is 50,000,000 shares, par value $.01 per share. The total number of shares of Preferred Stock which the Company shall have the authority to issue is 5,000,000 shares, par value $.01 per share."


     FIFTH: The foregoing amendments to the Company's Certificate of Incorporation were authorized by: (i) the Unanimous Written Consent of the Board of Directors of the Company, dated February 3, 2000; (ii) all of the Directors of the Company at a Meeting of the Company's Board of Directors duly called and held on March 30, 2000; in each case followed by (iii) the affirmative vote of the holders of a majority of the votes entitled to be cast thereon by the holders of the outstanding shares of the Company's capital stock at a Special Meeting of Shareholders duly called and held on April 17, 2000.


     IN WITNESS WHEREOF, the undersigned, President and Secretary of the Company, have each executed this Amendment of the Company's Certificate of Incorporation as of April 17, 2000, and each hereby affirms, under the penalties of perjury, that the statements contained herein are true.



                                                      /s/  Alan Cohen
                                                     --------------------------
                                                     Alan Cohen, President



                                                      /s/  Joseph Silver
                                                     --------------------------
                                                     Joseph Silver, Secretary

                                                                     Exhibit 3.7

                            CERTIFICATE OF AMENDMENT
                                     OF THE
                          CERTIFICATE OF INCORPORATION
                                       OF
                              EMERGING VISION, INC.

                Under Section 805 of the Business Corporation Law

     FIRST: The name of the corporation is Emerging Vision, Inc. (the "Company") and the Company was formed under the name Sterling Acquisition, Inc.


     SECOND: The Certificate of Incorporation of the Company was filed with the Department of State of the State of New York on January 15, 1992 under the original name of Sterling Acquisition, Inc., which Certificate of Incorporation was amended on June 4, 1992, restated, in its entirety, on December 20, 1995 and amended on April 15 1998, January 26, 2000, February 8, 2000, February 10, 2000 and April 17, 2000 (as restated and amended, hereinafter referred to as the "Certificate of Incorporation").


     THIRD: The Certificate of Incorporation is hereby further amended to increase the authorized number of shares of the Company's Common Stock, par value $0.01 per share, from 50,000,000 shares to 150,000,000 shares and the first paragraph of Article 4 of the Certificate of Incorporation is hereby restated, in its entirety, to read as follows:

     "FOURTH: The Company is authorized to issue two classes of shares of capital stock, to be designated, respectively, as Preferred Stock and Common Stock. The total number of shares of capital stock that the Company is authorized to issue is 155,000,000. The total number of shares of Common Stock which the Company shall have the authority to issue is 150,000,000 shares, par value $0.01 per share. The total number of shares of Preferred Stock which the Company shall have the authority to issue is 5,000,000 shares, par value $0.01 per share."


     FOURTH: The foregoing amendment to the Certificate of Incorporation was authorized by: (i) the unanimous affirmative vote of the Board of Directors of the Company at a meeting of the directors duly called and held on April 29, 2002 and (ii) the affirmative vote of the holders of a majority of the votes entitled to be cast thereon by the holders of the outstanding shares of the Company's capital stock at the Annual Meeting of the Shareholders duly called and held on July 11, 2002.


                  [Remainder of page intentionally left blank]

     IN WITNESS WHEREOF, the undersigned, Chairman of the Board and Secretary of the Company, have each executed this Certificate of Amendment of the Certificate of Incorporation of the Company as of July 11, 2002, and each hereby affirms, under the penalties of perjury, that the statements contained herein are true.


                                             /s/  Alan Cohen, O.D.
                                           -------------------------------
                                           Name:  Alan Cohen, O.D.
                                           Title: Chairman of the Board


                                             /s/  Christopher G. Payan
                                           -------------------------------
                                           Name:  Christopher G. Payan
                                           Title: Co-Chief Operating  Officer,
                                                  Senior Vice President, Chief
                                                  Financial  Officer, Secretary
                                                  and Treasurer

                                                                   Exhibit 10.17


                              EMPLOYMENT AGREEMENT


     THIS AGREEMENT, dated as of the 11th day of February, 2002, is between Emerging Vision, Inc., a New York corporation having an office at 100 Quentin Roosevelt Boulevard, Garden City, New York 11530 ("EVI"), and Christopher G. Payan, an individual residing at 612 White Avenue, New Hyde Park, New York 11040 (the "Employee").

                              W I T N E S S E T H:
                              -------------------

     WHEREAS, on July 2, 2001, effective July 16, 2002, EVI and the Employee entered into that certain Employment Agreement (the "Original Agreement") pursuant to which EVI agreed to employ the Employee for a period of two years, commencing July 16, 2001; and WHEREAS, EVI desires to continue to employ the Employee, on its own behalf and on behalf of each of its existing and future subsidiaries, whether partially or wholly owned (each a "Subsidiary";
collectively, the "Subsidiaries"; and, together with EVI, hereinafter collectively referred to as the "Company"), and the Employee desires to be employed by EVI upon the terms and conditions hereinafter set forth.

     NOW, THEREFORE, in consideration of the mutual agreements and understandings set forth herein, and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, EVI and the Employee hereby agree as follows:

     1. Term of Employment. EVI hereby employs the Employee to render services to the Company in the executive positions and with the executive duties and responsibilities described in Section 3 hereof, commencing as of the date hereof (the "Effective Date") and continuing thereafter until February 10, 2005, unless earlier terminated in accordance with the provisions of Sections 2 or 5 hereof, or extended by EVI in accordance with the provisions of Section 2 hereof. For purposes of this Agreement, the "Term of Employment" shall be the three (3) year period commencing on the Effective Date, subject to earlier termination (pursuant to the provisions of Sections 2 or 5 hereof), or extension and renewal (pursuant to the provisions of Section 2 hereof).

     2. Renewal Term. It is expressly understood and agreed that EVI shall have the sole right and option to extend the Term of Employment for two (2) additional, successive periods of one (1) year each, by written notice given to the Employee not less than one hundred eighty (180) days prior to the expiration of the then current Term of Employment, it being specifically understood and agreed that in the event EVI does not so notify the Employee, in writing, of its election to renew the then current Term of Employment, this Agreement shall expire as of the expiration date of the then current Term of Employment. With respect to the foregoing, it is specifically understood and agreed that, in the event EVI shall so elect to renew the then current Term of Employment, the Employee may, at any time during such renewal Term of Employment, elect to terminate this Agreement by serving upon EVI not less than sixty (60) days' prior written notice thereof.

     3. Position, Duties, Responsibilities.

     (a) Position. The Employee hereby accepts such employment and agrees to serve: (i) as a Senior Vice President and Co-Chief Operating Officer of EVI, as well as EVI's Chief Financial Officer, Secretary and Treasurer; (ii) as the

Senior Vice President, Chief Financial Officer, Secretary and Treasurer of each of EVI's Subsidiaries (other than its Subsidiary, VisionCare of California); and/or (iii) from time to time, in such other and/or additional executive position(s) as the Board of Directors (the "Board") of EVI, at any time and/or from time to time, may designate; provided, however, that the duties associated with such other and/or additional position(s) shall be of an executive nature and substantially the same as those duties contemplated to be rendered pursuant to this Agreement. The Employee shall devote his best, good faith efforts and his full business time and attention to the performance of the services customarily incidental to such offices and to such other services, of an executive nature, as may be reasonably requested by the Board. EVI (acting through its Board) shall retain full direction and control over the means and methods by which the Employee shall perform the above services and of the place(s) at which such services are to be rendered; provided, however, that it is expressly understood and agreed that the Employee: (i) shall be required to report to the members of the Executive Committee of the Board, until such time as the Board shall appoint/elect a new President and/or Chief Executive Officer of EVI, after which time the Employee shall report to such President and/or Chief Executive Officer; and (ii) shall not be required to (but may, at his option) relocate his personal residence outside of the New York metropolitan area; provided, however, that it is specifically understood and agreed that in the event EVI, at any time during the Term of Employment, in its sole and absolute discretion, shall, by written notice given to the Employee (the "Relocation Notice"), require the Employee to permanently perform substantially all of the services (required of him hereunder) at an alternate location which is in excess of thirty-five (35) driving miles (taking the shortest route possible) from his existing residence (located in New Hyde Park, New York) then, and in such event, the Employee, within a maximum period of sixty (60) days after his receipt of such Relocation Notice, shall have the right to elect to terminate this Agreement, by written notice given to EVI.

     (b) Other Activities. Except upon the prior written consent of the Board, and except for passive investments in non-optical related businesses and/or ventures, the Employee, during the Term of Employment, will not: (i) accept any other employment; (ii) serve on the board of directors of any other corporation (including, but not limited to, any civic, professional, educational or charitable organization or governmental entity or trade association); or (iii) engage, directly or indirectly, in any other business activity (whether or not pursued for remuneration, consideration, compensation and/or pecuniary advantage) including, but not limited to, the rendering of consulting, accounting and/or financial services.

     4. Salary, Benefits, Expenses.

     (a) Salary. In consideration of the services to be rendered hereunder, the Employee, commencing as of February 11, 2002 and continuing throughout the Term of Employment, shall be paid a salary computed at the rate of One Hundred
Seventy Five Thousand Dollars (U.S.) ($175,000) per annum, payable in substantially equal, semi-monthly installments.

     (b) Benefits and Other Arrangements. In addition to the salary set forth in Subsection 4(a) hereof, the Bonus, if any, set forth in Subsection 4(h) below, and the other compensation and/or benefits to be provided to the Employee hereunder, the Employee shall be entitled to participate in any plan, arrangement or policy of EVI providing for medical and/or dental insurance benefits, 401(k) plan benefits, pension plan benefits and sick leave on substantially the same terms as are then generally made available to the other executives of EVI.

     (c) Vacation. The Employee shall be entitled to a three (3) week, paid vacation during each year of the Term of Employment (as well as the Term of Employment, through and including February 10, 2002, under the Original Agreement), such vacation to: (i) accrue at the rate of 1.25 days per month during each year of such Terms of Employment; and (ii) be subject to EVI's general policies, as the same may be amended from time to time; provided, however, that the Employee shall submit to any member of the Executive Committee of the Board all requests for vacation time, which shall be subject to the approval of at least one (1) member thereof, and (iii) the Employee, unless otherwise agreed to, in writing, by the members of such Committee, shall be required to use (take) such vacation in the year earned, commencing with the 2003 calendar year. With respect to the foregoing, it is understood and agreed that in the event the employment of the Employee shall cease at a time when the Employee has earned, but has not used, vacation days, compensation, in an amount equal to the vacation pay to which the Employee shall be entitled hereunder (including those vacation days to which the Employee is entitled pursuant to the Original Agreement), shall be paid, by EVI to the Employee (based upon the salary then payable to the Employee pursuant to Subsection 4(a) hereof), within ten (10) business days thereafter. This provision shall survive the expiration or sooner termination of this Agreement.

     (d) Automobile Allowance. In addition to the salary set forth in Subsection 4(a) above, EVI shall pay to the Employee, each month during the Term of Employment, an automobile allowance, in the amount of Six Hundred ($600) Dollars per month (or the pro-rata portion thereof, if less than a full month).

     (e) Expenses. The Employee shall be entitled to prompt reimbursement from EVI (and EVI hereby agrees to pay) for all ordinary and necessary business expenses incurred in the performance of his duties hereunder, subject to EVI's receipt of reasonable substantiation and/or reasonable documentation thereof. This provision shall survive the expiration or sooner termination of this Agreement.

     (f) Acceleration of Vesting Schedule of Existing Options. In partial consideration of the Employee entering into this Agreement, EVI and the Employee, simultaneously with the execution hereof, shall enter into that certain Amendment No. 1 to Non-Qualified Stock Option Agreement annexed hereto as Exhibit A, pursuant to which the vesting schedule, as presently contained in the Non-Qualified Stock Option Agreement between EVI and the Employee, dated as of July 16, 2001, shall be accelerated.

     (g) Option Grant. In further partial consideration for the Employee's execution and delivery of this Agreement, EVI is, simultaneously herewith, granting to the Employee additional stock options, under its 1995 Stock Incentive Plan, to purchase up to an aggregate of one hundred fifty thousand (150,000) shares of EVI's Common Stock, par value $0.01 per share (the "Common Stock"), at a price per share equal to the composite closing price of EVI's Common Stock on February 11, 2002 ($0.075), all in accordance with the terms set forth in the form of Stock Option Agreement, annexed hereto as Exhibit B, to be executed and delivered by the Employee and EVI simultaneously with the execution hereof.

     (h) Bonus.

     (i) In addition to the salary to become payable to the Employee pursuant to Subsection 4(a) hereof, the Employee, subject to the terms and conditions hereof, shall also be entitled to receive from EVI a bonus for each calendar year or portion thereof included within the Term of Employment, equal to five percent (5%) of the Company's consolidated EBITDA (as hereinafter defined) for each such calendar year or portion thereof included within the Term of Employment (the "Bonus"); provided, however, that: (x) no Bonus shall be payable under this Subsection 4(h)(i) with respect to any such calendar year in which the Company's EBITDA is less than Two Million Dollars ($2,000,000) (the "Threshold Amount"), which Threshold Amount shall be pro-rated (reduced) for periods of less than a full year; (y) if the Company's EBITDA with respect to any calendar year (or the pro rata portion thereof, if less than a full calendar year) during the Term of Employment is equal to or greater than the Threshold Amount, the Bonus shall be calculated from the first dollar of EBITDA in excess of the Threshold Amount; it being understood that, with respect to any calendar year not falling entirely within the Term of Employment, the Threshold Amount shall be a pro rata portion of the Threshold Amount based on: (x) the number of full quarterly periods (ending March 31, June 30, September 30 and December 31) actually falling within the Term of Employment; plus (y) the immediately succeeding quarterly period (e.g., the quarterly period during which the Term of Employment shall expire or terminate; hereinafter collectively referred to as the "Stub Period").

     (ii) For purposes hereof, the term "EBITDA" shall mean the Company's consolidated earnings from continuing operations, before all interest, taxes, depreciation, amortization, non-cash equity compensation charges and non-cash impairment and similar charges for the year in question (or, if less than a full calendar year, the number of full quarterly periods included within the Stub Period) determined in accordance with generally accepted accounting principles consistently applied, as audited and reported upon, with respect to full years, or reviewed, with respect to less than full year periods, as the case may be, by the independent certified public accountants of EVI, except that the net profit or loss of any entity, substantially all of the assets or equity interests of which are hereafter acquired by EVI or any Subsidiary, in any manner, accrued or realized by any such entity prior to the date of each such acquisition by EVI or any of its Subsidiaries, shall be excluded.

     (iii) For purposes hereof, with respect to the calendar year ending December 31, 2002, the Company's EBITDA shall be determined for the period from April 1, 2002 until December 31, 2002.

     (iv) For purposes hereof, with respect to the calendar year in which this Agreement shall expire or terminate (the "Termination Year"), the Company's EBITDA shall be determined for the period from the first day of the Termination Year until the last day of the Stub Period.

     (v) The Bonus shall be payable, in a lump sum, promptly following the determination of the amount thereof, if any, but not later than one hundred
(100) days following December 31 of each year with respect to which a Bonus is payable; provided, however, that with respect to the Termination Year, the Bonus shall be payable, in a lump sum, within a maximum period of thirty (30) days following the date that such Term of Employment shall terminate or expire (the "Termination Date") or, if later, ten (10) days following the filing date of the

SEC periodic report of the Company relating to the final full quarterly period occurring within the Stub Period but, in no event, more than sixty (60) days from the last date (including any available extensions) that EVI was required to file, with the SEC, any such report; and this provision shall survive the expiration or sooner termination of this Agreement.


     (vi) With respect to each calendar year for which a Bonus may be payable hereunder, EVI covenants and agrees that, in the event it shall change its accounting year end, such year end shall, for purposes hereof, nevertheless be deemed to be December 31.

     4. Termination.

     (a) The employment of the Employee hereunder may be terminated by EVI on not less than thirty (30) days' prior written notice to the Employee in the event that the Employee is determined to be permanently disabled. As used in this Section, the Employee shall be deemed to be "permanently disabled" if the Employee has been substantially unable to discharge his duties and obligations hereunder, by reason of illness, accident or disability, for a period of thirty
(30) or more consecutive days. In the event the employment of the Employee is terminated because of a permanent disability, the Employee shall receive (net of all benefits payable to the Employee under any policy of disability insurance provided to the Employee) compensation (including, but not limited to, the salary, automobile allowance and Bonus, if any, accrued and payable, to the Employee, pursuant to the provisions of Section 4 hereof) until the date which is three (3) months after the date on which the Employee first became disabled, payable at the rate and on the terms provided for herein as if he had not been terminated. With respect to the foregoing, it is expressly understood and agreed that in the event the payor of any such disability insurance benefits (including, but not limited to, the Sate of New York) shall refuse and/or decline to pay such benefits to the Employee, EVI shall, promptly following its receipt of written notice thereof, from such payor, reimburse the Employee for all such benefits not otherwise required to be paid, to the Employee, pursuant to the provisions of this Subsection 5(a).

     (b) The employment of the Employee hereunder may be terminated by EVI for "Cause," at any time during the Term of Employment, upon the Employee's receipt of written notice from EVI documenting that: (i) the Employee has been convicted of, or pleaded no lo contendre to, a felony or other serious crime or a crime involving moral turpitude; (ii) the Employee has stolen and/or misappropriated Company assets and/or property (other than unsubstantial or inadvertent acts);
(iii) the Employee has used illegal substances and/or has been intoxicated while performing his duties hereunder more than one (1) time during the Term of Employment; (iv) the Employee has assaulted or sexually abused another employee of the Company; (v) the Employee has intentionally falsified any report or expense reimbursement form submitted by him to EVI; (vi) the Employee has breached any of the terms and/or provisions of this Agreement and such default shall have continued for a period in excess of twenty (20) days from the date of the Employee's receipt of written notice thereof; or (vii) in the opinion of a majority of the members of EVI's Board, the Employee shall have: (x) intentionally and/or willfully refused or failed to perform, or demonstrated gross negligence in the performance of, his assigned duties hereunder, other than any such failure resulting from the Employee's incapacity due to illness or injury; or (y) committed an intentional, wrongful disclosure of any of the Company's trade secrets and/or confidential information; or (z) breached his fiduciary duties to EVI and/or any of its Affiliates.

     With respect to the foregoing, it is expressly understood that no act or failure to act on the part of the Employee shall give rise to EVI's right to terminate this Agreement (pursuant to this Subsection 5(b)), if such act or failure to act was due primarily to an error in judgment and/or negligence (but not gross negligence) on the part of the Employee.

     (c) The employment of the Employee hereunder may be terminated by EVI, without cause and for any reason whatsoever, on not less than thirty (30) days prior written notice to the Employee.

     (d) The employment of the Employee hereunder shall automatically be deemed terminated on the date of the Employee's death.

     (e) The employment of the Employee hereunder may be terminated, by the Employee, on not less than sixty (60) days' prior written notice to EVI, in the event: (i) EVI shall elect to renew the then current Term of Employment (pursuant to the provisions of Section 2 hereof); or (ii) EVI shall require the Employee to perform the duties (required of him hereunder) at an alternate location situated more than 35 miles away form his present residence (pursuant to the provisions of Subsection 3 (a) hereof).

     (f) The employment of the Employee hereunder may be terminated, by the Employee, on not less than sixty (60) days' prior written notice given to EVI within a maximum period of ninety (90) days after a "change of control of EVI", it being understood that, for purposes of this Subsection 5(f), the term, "change of control of EVI", shall be defined as:

     (i) The acquisition: (x) by any individual not presently, and/or then, an officer, director or shareholder of EVI; or (y) by any entity or group (within the meaning of subsection 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), none of the officers, directors and/or shareholders of which are, as of the date hereof (and/or are then) an officer, director or shareholder of EVI (each such individual, entity or group being hereinafter referred to as a "Person") of beneficial ownership (within the meaning of Rule 13D-3 promulgated under the Exchange Act) of 51% or more of either (A) the then outstanding shares of Common Stock of EVI, or (B) the combined voting power of the then outstanding voting securities of the EVI entitled to vote generally in the election of directors; provided, however, that for purposes of this Subsection 5(f)(i), the following acquisitions shall not constitute a change of control of EVI: (1) any acquisition directly from EVI;
(2) any acquisition by the Company; or (3) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company; or

     (ii) The consummation of a merger and/or consolidation with or into, or sale or other transfer of all or substantially all of the assets of the Company to, a Person.

     (g) If the Employee's employment is terminated by EVI (as opposed to the expiration of the Term of Employment pursuant to, and in accordance with, the provisions of Sections 1 or 2 hereof):

     (i) pursuant to Subsection 5(a) hereof, the Employee shall be entitled to, and EVI's obligation hereunder shall be limited to, the payment of all compensation (including, but not limited to, salary and Bonus, if any) accrued under each of the provisions of Section 4 hereof, to the date specified therein;

     (ii) pursuant to Subsection 5(b) hereof, the Employee shall be entitled to, and EVI's obligation hereunder shall be limited to, the payment of all compensation accrued under each of the provisions of Section 4 hereof other than, and expressly excluding, the provisions of Subsection 4(h) hereof, to the effective date of any such termination;

     (iii) pursuant to Subsections 5(c) or 5(f) hereof, the Employee shall be entitled to, and EVI's obligation hereunder shall be limited to, the payment of : (x) all compensation (including, but not limited to, salary and Bonus, if any) accrued under each of the provisions of Subsection 4 hereof, to the effective date of any such termination; plus (y) an amount equal to the salary otherwise payable, to the Employee, pursuant to the provisions of Subsection 4 (a) hereof, for the ensuing one (1) year period or such lesser period of time (from and after the effective date of any such termination) as may then be remaining on the then current Term of Employment but, in any event, not less than six (6) months (the "Severance Amount"), which Severance Amount shall be paid by EVI to the Employee, without interest, in six (6) equal, consecutive monthly installments commencing on the first day of the month following the month in which the effective date, of any such termination, shall occur (the "Severance Payment Period");

     (iv) pursuant to Subsections 5(d) or Subsection 5(e) hereof, the Employee shall be entitled to, and EVI's obligation hereunder shall be limited to, the payment of all compensation (including, but not limited to, salary and Bonus, if any) accrued under each of the provisions of Section 4 hereof, to the effective date of any such termination.

     6. Confidentiality.

     (a) The Employee shall not, during the Term of Employment or at any time thereafter, use (other than in the performance of his duties to the Company) or disclose to any person, firm or corporation (except as required by law or with the prior written approval of EVI) any confidential information concerning the business, inventions, discoveries, clients, affairs or other trade secrets of the Company that he may have acquired in the course of, or as an incident to, his employment by EVI.

     (b) The obligations of confidentiality and non-use set forth in Subsection 6(a) above shall not apply to information: (i) which is or becomes published in any written document or otherwise is or becomes a part of the public domain without breach of the aforementioned obligation by the Employee; (ii) which the Employee can establish was already in his possession and not subject to a secrecy obligation at the time he encountered such information in the course of, or as an incident to, his employment by EVI; or (iii) was generally available, to the public, prior to the date hereof. Specific information shall not be deemed published or otherwise in the public domain, or in the Employee's prior possession, merely because it is encompassed by some general information published, or in the public domain, or in the Employee's prior possession.

     (c) As a material inducement to EVI in entering into this Agreement, and expressly in partial exchange for the performance of EVI's obligations under this Agreement, the Employee hereby covenants and agrees that, during the Term of Employment and for a period of twelve (12) months following the termination thereof: (x) for any reason, other than by EVI, pursuant to the provisions of Subsection 5(c) or 5(f) hereof; or (y) by EVI, pursuant to the provisions of Subsection 5(c) or 5(f) hereof, then, provided EVI shall not then be in default in the performance of its obligation to make the payments to be made pursuant to the provisions of Subsection 5(g) (iii) hereof, he will not, either on his own account, or directly or indirectly in conjunction with or on behalf of any person, firm or entity (other than by reason of the Employee's equity ownership in any publicly traded firm or corporation, provided that such equity ownership shall not confer upon the Employee the right or ability to influence or direct, directly or indirectly, the management of the business and/or affairs of any such firm or corporation):

     (i) Solicit or employ, directly or indirectly, any person who is then or has, within the six (6) month period prior thereto, been an officer, director or employee of the Company, whether or not such a person would commit a breach of his or her contract of employment, if any, by reason of leaving the service of the Company;

     (ii) Solicit the business of any person, firm or company which is then, or has been, at any time during the preceding six (6) month period prior to such solicitation, a customer, client, contractor, supplier or agent of the Company; or

     (iii) Provided the employment of the Employee has been terminated for cause pursuant to Subsection 5(b) hereof, carry on or be engaged, concerned or interested in, or devote any material time to the affairs of, any trade or business engaged in, by the Company, as of the effective date of the termination of such employment, for a period of six (6) months from and after such effective date of termination.

     7. Notices. Any notice, request, claim, demand or other communication hereunder to any party shall be effective upon receipt (or refusal of receipt) and shall be in writing and delivered personally (including deliveries by express, overnight courier service) or sent by certified or registered mail, return receipt requested, postage prepaid, as follows:

     (a) If to EVI, addressed to EVI's principal executive offices, to the attention of its General Counsel, with a copy to be simultaneously delivered to the Chairman of its Board; or

     (b) If to the Employee, to him at the address set forth above, with a copy to be simultaneously delivered to Steven J. Kuperschmid, Esq., Certilman Balin Adler & Hyman, 90 Merrick Avenue, East Meadow, New York 11554; or

     (c) At any such other address as either party shall have specified by written notice given to the other as herein provided.

     8. Entire Agreement. The terms of this Agreement and the specific portions of the Original Agreement specified herein are intended by the parties, as of the date hereof, to be the final expression of their agreement with respect to the employment of the Employee by EVI, and may not be contradicted by evidence of any prior or contemporaneous agreement. All respective obligations of the Company and the Employee hereunder which, by their terms, are required to be performed and/or observed following the expiration or sooner termination of this Agreement, shall survive such expiration or termination.

     9. Amendments; Waivers. This Agreement may not be modified, amended or terminated except by an instrument, in writing, signed by the Employee and by EVI's Chairman of the Board, Chief Executive Officer or President. By an instrument in writing similarly executed, either party may waive compliance by the other party with any provision of this Agreement that such other party was or is obligated to comply with or perform; provided, however, that such waiver shall not operate as a waiver of, or estoppel with respect to, any other or subsequent failure. No failure to exercise, and no delay in exercising, any right, remedy or power hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any right, remedy or power hereunder preclude any other or further exercise thereof or the exercise of any other right, remedy or power provided for herein, or by law, or in equity.

     10. Severability; Enforcement. If any provision of this Agreement, or the application thereof to any person, place or circumstance, shall be held by a court of competent jurisdiction to be invalid, unenforceable or void, the remainder of this Agreement and such provisions, as applied to other persons, places and circumstances, shall remain in full force and effect.

     11. Assignability.

     (a) Subject to the provisions hereof, in the event that EVI shall merge or consolidate with any other corporation, partnership or business entity, or all or substantially all of EVI's business or assets shall be transferred, in any manner, to any other corporation, partnership or business entity, such successor shall thereupon succeed to, and be subject to, all rights, interests, duties and obligations of, and shall thereafter be deemed for all purposes hereof to be, EVI hereunder.

     (b) This Agreement is personal in nature, and none of the parties hereto shall, without the prior written consent of the other, assign or transfer this Agreement or any of its or his rights or obligations hereunder, except by operation of law or pursuant to the terms of this Section 11.

     (c) Nothing expressed or implied herein is intended or shall be construed to confer upon, or give to any person, other than the parties hereto, any right, remedy or claim under, or by reason of, this Agreement, or of any term, covenant or condition hereof.

     12. Restrictive Covenant. To the extent that a restrictive covenant contained herein may, at anytime, be more restrictive than permitted under the laws of any jurisdiction where this Agreement may be subject to review and interpretation, the terms of such restrictive covenant shall be those allowed by law, and the covenant shall be deemed to have been revised accordingly.

     13,  Governing  Law.  The  validity,  interpretation,   enforceability  and
performance of this Agreement shall be governed by, and construed and enforced in accordance with, the internal laws of the State of New York, without regard to principles of conflict of laws.

     14. Employee's Representation and Acknowledgment. This Employee hereby represents that he is free to enter into this Agreement and is not under any contractual restraint which would prohibit him from satisfactorily performing his duties to the Company hereunder. The Employee also acknowledges: (i) that he has consulted with or has had the opportunity to consult with independent counsel of his own choice concerning this Agreement, and has been advised to do so by EVI; and (ii) that he has read and understands this Agreement, is fully aware of its legal effects and has entered into it freely, based upon his own judgment.

     15. Arbitration. Any controversy between the Employee and EVI, or any employee, director or stockholder of EVI, involving the construction or application of any of the terms, provisions or conditions of this Agreement or otherwise arising out of, or related to, this Agreement, shall be settled by arbitration (to be conducted in either the Nassau County or New York City office of the American Arbitration Association) in accordance with the then current commercial arbitration rules of the American Arbitration Association, and: (i) judgment on the award rendered by the arbitrator may be entered by any court having jurisdiction thereof; and (ii) the substantially prevailing party, in any such proceeding, shall be entitled to reimbursement of its/his reasonable
attorneys'  fees,  costs  and/or  expenses   actually   incurred  in  connection
therewith.

     16. Termination of Original Agreement. Simultaneously with the effectiveness hereof, the Original Agreement shall be deemed to be null, valid and of no further force or effect except with respect to the respective obligations and/or liabilities, of each of the parties thereto, arising and/or accruing prior to such effective date hereof.


     IN WITNESS WHEREOF, the parties hereto have duly executed this Employment Agreement as of the date first written above.


                                          EMERGING VISION, INC.


                                          By: /s/ Dr. Alan Cohen
                                             ----------------------------
                                             Name:  Dr. Alan Cohen
                                             Title: Chairman of the Board


                                          EMPLOYEE:


                                          By:  /s/ Christopher G. Payan
                                             ----------------------------
                                             Christopher G. Payan

                                                                    Exhibit 21.1

LIST OF SUBSIDIARIES:

                        STERLING ADVERTISING, INC.
                        STERLING VISION OF MAIN PLACE, INC.
                        STERLING VISION OF HEMPSTEAD, INC.
                        STERLING VISION OF NORTHWAY MALL, INC.
                        STERLING VISION OF BATAVIA, INC.
                        STERLING VISION OF REGO PARK, INC.
                        STERLING VISION OF NORTH SHORE MART, INC.
                        STERLING VISION OF BAY STREET, INC.
                        STERLING VISION OF BRAMALEA, INC.
                        STERLING VISION OF HAMILTON, INC.
                        STERLING VISION OF LIME RIDGE, INC.
                        STERLING VISION OF KINGSTON, INC.
                        STERLING VISION OF BLUE HEN MALL, INC.
                        STERLING VISION OF LANDOVER, INC.
                        STERLING VISION OF MONDAWMIN, INC.
                        STERLING VISION OF PADDOCK MALL, INC.
                        STERLING VISION OF METRO NORTH, INC.
                        STERLING VISION OF FRANKLIN MALL, INC.
                        STERLING VISION OF TINLEY PARK, INC.
                        STERLING VISION OF EAU CLAIRE, INC.
                        STERLING VISION OF SENECA, INC.
                        STERLING ROSLYN CORP.
                        STERLING VISION OF WALDEN, INC.
                        STERLING VISION OF INDEPENDENCE, INC.
                        STERLING VISION OF ROTTERDAM, INC.
                        STERLING VISION OF FRANKLIN MILLS, INC.
                        STERLING VISION OF NEWBURGH, INC.
                        STERLING VISION OF BAY RIDGE, INC.
                        STERLING VISION OF WESTPORT, INC.
                        STERLING VISION OF DUNKIRK, INC.
                        STERLING VISION U.S.A., INC.
                        STERLING VISION OF CALIFORNIA, INC.
                        SITE FOR SORE EYES SACRAMENTO, INC.
                        SITE FOR SORE EYES ADVERTISING, INC.
                        STERLING VISION OF POTOMAC MILLS, INC.
                        STERLING VISION OF WHEATON PLAZA, INC.
                        STERLING VISION OF MID RIVERS, INC.
                        SVCI REAL ESTATE, INC.
                        STERLING VISION OF EAST ROCKAWAY, INC.
                        STERLING VISION OF NEWPARK, INC.
                        STERLING VISION OF NANUET, INC.
                        STERLING VISION OF DELAFIELD, INC.
                        STERLING VISION OF TOMS RIVER, INC.

                        STERLING MANAGEMENT SERVICES, INC.
                        OPTI-PLEX OF NEW YORK, INC.
                        STERLING VISION OF ISLANDIA, INC.
                        STERLING VISION OF HAWTHORNE CENTER, INC.
                        STERLING VISION OF LEVITTOWN, INC.
                        STERLING VISION OF CHARLESTOWN, INC.
                        STERLING VISION OF SYOSSET, INC.
                        STERLING VISION OF CAPITOLA, INC.
                        STERLING VISION OF FOX RUN, INC.
                        STERLING VISION OF METRO N.Y., INC.
                        STERLING VISION OF ROSYLN, INC.
                        INSIGHT LASER CENTERS, INC.
                        INSIGHT LASER CENTERS, N.Y.I, INC.
                        INSIGHT LASER CENTERS NEW YORK II, LTD.
                        INSIGHT LASER CENTER N.C. II, INC.
                        STERLING VISION OF EAST MADISON, INC.
                        STERLING VISION OF HAGERSTOWN, INC.
                        STERLING BRYANT II CORP.
                        VISIONCARE OF CALIFORNIA, INC.
                        STERLING VISION OF WHITE FLINT, INC.
                        STERLING VISION OF CAMBRIDGE SQUARE, INC.
                        STERLING VISION OF CAPE GIRARDEAU, INC.
                        STERLING VISION OF EDISON, INC.
                        STERLING VISION OF NAPA, INC.
                        STERLING VISION OF LOS GATOS, INC.
                        STERLING VISION OF PRINCE GEORGES PLAZA, INC. STERLING VISION OF TRACY, INC.
                        STERLING VISION OF COLUMBUS MILLS, INC.
                        STERLING VISION OF ONTARIO MILLS, INC.
                        STERLING VISION OF GREEN ACRES, INC.
                        STERLING VISION OF M.V., INC.
                        STERLING VISION OF SOUTHPARK, INC.
                        STERLING VISION OF NORTHPARK, INC.
                        STERLING VISION OF BREA, INC.
                        STERLING VISION OF BLASDELL, INC.
                        STERLING VISION OF SOUTHDALE, INC.
                        STERLING VISION OF WESTMINSTER, INC.
                        STERLING VISION OF FAIR OAKS, INC.
                        STERLING VISION OF NEWPORT BEACH, INC.
                        STERLING VISION OF FULTON ST., INC.
                        STERLING VISION DKM ADVERTISING, INC.
                        720 MARKET STREET REALTY CORPORATION
                        STERLING VISION OF SACRAMENTO, INC.
                        STERLING VISION OF FARGO, INC.

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

                                                                    Exhibit 23.1





                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS




     As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into Emerging Vision, Inc.'s previously filed Registration Statements File Nos. 333-33355, 333-41400 and 333-100697.



                                           /s/  Miller Ellin & Company LLP




New York, New York
March 28, 2003

                                                                    Exhibit 99.1


 Certifications of Principal Executive Officers and Principal Financial Officer
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------


                              (Company Letterhead)



           Certification of Principal Executive and Financial Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)



     I, Christopher G. Payan, Co-Chief Operating Officer and Chief Financial Officer (co-principal executive officer and principal financial officer) of Emerging Vision, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Annual Report on Form 10-K for the year ended December 31, 2002 of the Registrant (the "Report"):

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


         /s/ Christopher G. Payan
        ---------------------------------
Name:   Christopher G. Payan
Date:   March 28, 2003

                              (Company Letterhead)



                  Certification of Principal Executive Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


     I, Myles S. Lewis, Co-Chief Operating Officer (co-principal executive officer) of Emerging Vision, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Annual Report on Form 10-K for the year ended December 31, 2002 of the Registrant (the "Report"):

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


         /s/ Myles S. Lewis
        ---------------------------------
Name:   Myles S. Lewis
Date:   March 28, 2003

                              (Company Letterhead)



                  Certification of Principal Executive Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


     I, Samuel Z. Herskowitz, Co-Chief Operating Officer (co-principal executive officer) of Emerging Vision, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Annual Report on Form 10-K for the year ended December 31, 2002 of the Registrant (the "Report"):

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


         /s/ Samuel Z. Herskowitz
        ----------------------------------
Name:   Samuel Z. Herskowitz
Date:   March 28, 2003