Form 10-Q
period 2003-03-31
EMERGING VISION INC
filed 2003-05-15
CIK 1002554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark one)
      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the quarterly period ended March 31, 2003

                                       OR

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________

      Commission file number: 1-14128


                             EMERGING VISION, INC.
             (Exact name of Registrant as specified in its Charter)


          New York                                       11-3096941
----------------------------               -------------------------------------
  (State of Incorporation)                   (IRS Employer Identification No.)

                         100 Quentin Roosevelt Boulevard
                           Garden City, New York 11530
          (Address of Principal Executive Offices, including Zip Code)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of May 13, 2003, there were 79,890,620 outstanding share of the Registrant's Common Stock, par value $0.01 per share.

Item 1.  Financial Statements

                     EMERGING VISION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                                 March 31,           December 31,
                                                                                                   2003                  2002
                                                                                                (Unaudited)
                                                                                               -------------         -------------
                                     ASSETS
Current assets:
         Cash and cash equivalents                                                                $    418             $    664
         Franchise receivables, net of allowance of $1,023 and $1,063, respectively                  1,323                1,133
         Other receivables, net of allowance of $104 and $101, respectively                            477                  447
         Current portion of franchise notes receivable, net of allowance of $491 and $442,
              respectively                                                                             600                  612
         Inventories, net                                                                              353                  456
         Prepaid expenses and other current assets                                                     314                  321
                                                                                                  ---------            ---------
                     Total current assets                                                            3,485                3,633
                                                                                                  ---------            ---------

Property and equipment, net                                                                            638                  693
Franchise notes and other receivables, net of allowance of $1,442 and $1,486, respectively             692                  781
Goodwill                                                                                             1,266                1,266
Other assets                                                                                           246                  277
                                                                                                  ---------            ---------
                     Total assets                                                                 $  6,327             $  6,650
                                                                                                  =========            =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
         Current portion of long-term debt, net                                                   $    589             $    626
         Accounts payable and accrued liabilities                                                    5,955                5,945
         Accrual for store closings                                                                    803                1,109
         Related party borrowings                                                                      440                  377
         Net liabilities of discontinued operations                                                    202                  208
                                                                                                  ---------            ---------
                     Total current liabilities                                                       7,989                8,265
                                                                                                  ---------            ---------

Long-term debt                                                                                         146                  260
                                                                                                  ---------            ---------
Related party borrowings                                                                               162                  231
                                                                                                  ---------            ---------
Franchise deposits and other liabilities                                                             1,474                1,709
                                                                                                  ---------            ---------

Contingencies (Note 7)

Shareholders' deficit:
     Preferred stock, $0.01 par value per share; 5,000,000 shares authorized:
       Senior Convertible Preferred Stock, $100,000 liquidation preference per share;
       1 share issued and outstanding                                                                   74                   74
     Common stock, $0.01 par value per share; 150,000,000 shares authorized; 30,072,957 and
       29,922,957 shares issued, respectively, and 29,890,620 and 29,740,620 shares outstanding,
       respectively                                                                                    301                  299
     Treasury stock, at cost, 182,337 shares
                                                                                                      (204)                (204)
     Additional paid-in capital                                                                    120,355              120,345
     Accumulated deficit                                                                          (123,970)            (124,329)
                                                                                                  ---------            ---------
                                  Total shareholders' deficit                                       (3,444)              (3,815)
                                                                                                  ---------            ---------
                                  Total liabilities and shareholders' deficit                     $  6,327             $  6,650
                                                                                                  =========            =========

     The accompanying notes are an integral part of these consolidated balance sheets.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                                                                                  (Unaudited)
                                                                                           For the Three Months Ended
                                                                                                   March 31,
                                                                                         -------------------------------
                                                                                              2003            2002
                                                                                         --------------- ---------------
Revenues:
         Net sales                                                                         $    1,917       $    2,990
         Franchise royalties                                                                    1,601            1,697
         Net gains from the conveyance of Company-store assets to franchisees, and
           other franchise related fees                                                           181                -
         Interest on franchise notes receivable                                                    49               85
         Other income                                                                               4               30
                                                                                           -----------      -----------
                          Total revenues                                                        3,752            4,802
                                                                                           -----------      -----------

Costs and expenses:
         Cost of sales                                                                            323              776
         Selling, general and administrative expenses                                           2,787            4,520
         Interest expense                                                                          61               39
                                                                                           -----------      -----------
                          Total costs and expenses                                              3,171            5,335
                                                                                           -----------      -----------

Income (loss) from continuing operations before provision for income taxes                        581             (533)
Provision for income taxes                                                                          -                -
                                                                                           -----------      -----------
Income (loss) from continuing operations                                                          581             (533)
                                                                                           -----------      -----------

Loss from discontinued operations (Note 3)                                                       (222)               -
                                                                                           -----------      -----------
              Net income (loss)                                                            $      359       $     (533)
                                                                                           ===========      ===========

Per share information - basic and diluted (Note 4):

              Income (loss) from continuing operations                                     $     0.02       $    (0.02)
              Loss from discontinued operations                                                 (0.01)            0.00
                                                                                           -----------      -----------
                      Net income (loss)                                                    $     0.01       $    (0.02)
                                                                                           ===========      ===========

Weighted-average number of common shares outstanding - basic and diluted                       29,806           26,409
                                                                                           ===========      ===========

     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                                   (Unaudited)
                                                                                            For the Three Months Ended
                                                                                                    March 31,
                                                                                         ---------------------------------
                                                                                               2003             2002
                                                                                         ----------------- ---------------
Cash flows from operating activities:
     Income (loss) from continuing operations                                               $     581         $    (533)
        Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
            Depreciation and amortization                                                          75               126
            Provision for doubtful accounts                                                        13                 5
            Amortization of debt discount                                                          24                18
        Changes in operating assets and liabilities:
                     Franchise and other receivables                                             (227)              304
                     Inventories                                                                  103                70
                     Prepaid expenses and other current assets                                      7              (108)
                     Other assets                                                                  31               (48)
                     Accounts payable and accrued liabilities                                    (215)             (516)
                     Franchise deposits and other liabilities                                    (235)               96
                     Accrual for store closings                                                  (306)             (206)
                                                                                            ----------        ----------
Net cash used in operating activities                                                            (149)             (792)
                                                                                            ----------        ----------

Cash flows from investing activities:
     Franchise notes receivable issued                                                              -               (10)
     Proceeds from franchise and other notes receivable                                            95               231
     Purchases of property and equipment                                                          (20)              (31)
                                                                                            ----------        ----------
Net cash provided by investing activities                                                          75               190
                                                                                            ----------        ----------

Cash flows from financing activities:
     Proceeds from borrowings                                                                     150             1,300
     Payments on borrowings                                                                      (331)             (843)
     Proceeds from issuance of common stock upon exercise of options                               12                 -
                                                                                            ----------        ----------
Net cash (used in) provided by financing activities                                              (169)              457
                                                                                            ----------        ----------
Net cash used in continuing operations                                                           (243)             (145)
                                                                                            ----------        ----------
Net cash used in discontinued operations                                                           (3)             (100)
                                                                                            ----------        ----------
Net decrease in cash and cash equivalents                                                        (246)             (245)
Cash and cash equivalents - beginning of period                                                   664             1,053
                                                                                            ----------        ----------
Cash and cash equivalents - end of period                                                   $     418         $     808
                                                                                            ==========        ==========

Supplemental disclosures of cash flow information:

   Cash paid during the period for:

        Interest                                                                            $      37         $      21
                                                                                            ==========        ==========
        Taxes                                                                               $      55         $      44
                                                                                            ==========        ==========

     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                        (In Thousands, Except Share Data)


                                                                            Treasury
                                    Senior Convertible                       Stock,           Additional                   Total
                                     Preferred Stock        Common Stock     at cost           Paid-In    Accumulated  Shareholders'
                                    Shares    Amount   Shares       Amount   Shares   Amount   Capital      Deficit       Deficit
                                    ------    ------  ----------   --------  ------   ------  ----------  -----------  ------------


BALANCE - DECEMBER 31, 2002              1   $   74   29,922,957   $   299   182,337  $(204)   $120,345    $(124,329)    $ (3,815)
                                    ------   ------   ----------   --------  -------  -----    --------    ---------     ---------
Exercise of stock options                -        -      150,000         2         -      -          10            -           12
Net income                               -        -            -         -         -      -           -          359          359
                                    ------   ------   ----------   --------  -------  -----    --------    ---------     --------
BALANCE - MARCH 31, 2003 (Unaudited)     1   $   74   30,072,957   $   301   182,337  $(204)   $120,355    $(123,970)    $ (3,444)
                                    ======   ======   ==========   ========  =======  =====    ========    =========     ========


     The accompanying notes are an integral part of this consolidated statement.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

     The accompanying Consolidated Financial Statements of Emerging Vision, Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. There have been no changes in significant accounting policies since December 31, 2002.


NOTE 2 - MANAGEMENT'S LIQUIDITY PLANS:

     As of March 31, 2003 (exclusive of net liabilities of discontinued operations), the Company had negative working capital of $4,302,000 and cash on hand of $418,000. During the three months ended March 31, 2003, the Company used $149,000 of cash in its operating activities. This usage was primarily a result of a decrease in the accrual for store closings of $306,000 (Note 6), a decrease of $235,000 in franchise deposits and other liabilities, and a net increase of $227,000 in franchise and other receivables, offset, in part, by income from continuing operations of $581,000. Management anticipates that it will continue to make significant payments against liabilities, which are already reflected in the Consolidated Balance Sheet as of March 31, 2003, associated with the closure of non-profitable Company-owned stores.

     The Company plans to continue to improve its cash flows during 2003 by improving store profitability through increased monitoring of store-by-store operations, closing non-profitable Company-owned stores, continuing to implement reductions of administrative overhead expenses where necessary and feasible, actively supporting development programs for franchisees, and continuing to add new franchise stores to the system. Management believes that with the successful execution of the aforementioned plans to improve cash flows, its existing cash, the collection of outstanding receivables, and the proceeds from its shareholder rights offering (Note 9), there will be sufficient liquidity available for the Company to continue in operation through the second quarter of 2004. However, there can be no assurance that the Company will be able to successfully execute the aforementioned plans.


NOTE 3 - DISCONTINUED OPERATIONS:

     As of March 31, 2003, there was approximately $384,000 of expenses associated with the Company's discontinued operations accrued as part of accounts payable and accrued liabilities on the accompanying Consolidated Balance Sheet. The majority of this amount (of which $225,000 was provided for during the three months ended March 31, 2003) relates to certain potential ongoing liabilities that the Company agreed to guarantee in connection with its sale of Insight Laser Centers N.Y.I., Inc. (the "Ambulatory Center") (Note 7).


NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES:

Stock-Based Compensation

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the provisions of SFAS No. 148 prospectively from January 1, 2003.

     Prior to 2003, the Company accounted for stock-based employee compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based compensation cost is reflected in the 2002 net loss, as all options granted to employees had an exercise price equal to the market value of the underlying common stock on the date of grant. No stock-based compensation cost is reflected in the 2003 net income as no stock-based awards were granted during the three months ended March 31, 2003. The following table illustrates the effect on net income (loss) and net income (loss) per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                                 (In thousands)
                                                                                        ---------------------------------
                                                                                             2003             2002
                                                                                        ---------------------------------
Net income (loss) - as reported                                                           $     359       $    (533)
Deduct: Total stock-based employee compensation expense determined under
   fair value method for all awards                                                            (794)         (1,081)
                                                                                          ----------      ----------
       Pro forma net loss                                                                 $    (435)      $  (1,614)
                                                                                          ==========      ==========

Earnings per share:
       Basis and diluted - as reported                                                    $    0.01       $   (0.02)
                                                                                          ==========      ==========
       Basis and diluted - pro forma                                                      $   (0.01)      $   (0.05)
                                                                                          ==========      ==========


Revenue Recognition

     The Company charges franchisees a nonrefundable initial franchise fee. Initial franchise fees are recognized at the time all material services required to be provided by the Company have been substantially performed. Continuing franchise royalty fees are based upon a percentage of the gross revenues generated by each franchised location and are recorded as earned, subject to meeting all of the requirements of SAB 101 described below.

     The Company derives its revenues from the following four principal sources:

     Net sales - Represents sales from eye care products and related services;

     Franchise royalties - Represents continuing franchise royalty fees based upon a percentage of the gross revenues generated by each franchised location;

     Net gains from the conveyance of Company-store assets to franchisees, and other franchise related fees - Represents the net gains realized from the sale of Company-owned store assets to franchisees; and certain fees collected by the Company under the terms of franchise agreements (including, but not limited to, initial franchise fees, transfer fees and renewal fees).

     Interest on franchise notes - Represents interest charged to franchisees pursuant to promissory notes issued in connection with a franchisee's acquisition of the assets of a store or a qualified refinancing of a franchisee's obligations to the Company.

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

     In addition, the Company accounts for discounts, coupons and promotions (that are offered to its customers) as a direct reduction of sales.


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

     The following table sets forth the computation of basic and diluted per share information:

                                                                                           For the Three Months Ended
                                                                                                   March 31,
                                                                                                 (In thousands)
                                                                                        ---------------------------------
                                                                                              2003             2002
                                                                                        ---------------   ---------------
Numerator:

     Income (loss) from continuing operations                                             $     581          $    (533)
     Loss from discontinued operations                                                         (222)                 -
                                                                                          ----------         ----------
          Net income (loss)                                                               $     359          $    (533)
                                                                                          ==========         ==========

Denominator:

     Denominator for basic and diluted per share information -
          weighted average shares outstanding                                                29,806             26,409
                                                                                          ==========         ==========

Basic and Diluted Per Share Information:

     Income (loss) from continuing operations                                             $    0.02          $   (0.02)
     Loss from discontinued operations                                                        (0.01)              0.00
                                                                                          ----------         ----------
          Net income (loss)                                                               $    0.01          $   (0.02)
                                                                                          ==========         ==========


NOTE 6 - ACCRUAL FOR STORE CLOSINGS:

     Effective January 1, 2003, the Company adopted the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supercedes Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." In accordance therewith, the Company records a liability for a cost associated with an exit or disposal activity when the liability is incurred. Prior to January 1, 2003, a provision was recorded at the time the determination was made to close a particular store and was based on the expected net proceeds, if any, to be generated from the disposition of the store's assets, as compared to the carrying value (after consideration of impairment, if any) of such store's assets and the estimated costs (including lease termination costs and other expenses) that were anticipated to be incurred in the closing of the store in question. As of December 31, 2002, the Company had accrued approximately $1,109,000 related to its anticipated closure of 11 stores. During the three months ended March 31, 2003, the Company successfully closed five of such stores and, as of the date hereof, had closed two additional stores. As of March 31, 2003, $803,000 remained as an accrual for store closings on the accompanying

Consolidated Balance Sheet. The Company anticipates completing its closure plan by the end of the second quarter of 2003. No additional provision was provided during the three months ended March 31, 2003.


NOTE 7 - CONTINGENCIES:

Litigation

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

     In April 2000, the Company commenced an action in the Supreme Court of the State of New Jersey against Preit-Rubin, Inc. and Cumberland Mall Associates, the landlord of the former Sterling Optical Store located in Cumberland Mall, Vineland, New Jersey, seeking damages of approximately $200,000 as a result of the defendants alleged wrongful eviction of the Company from this location. In response thereto, the defendants asserted counterclaims of approximately $100,000 plus legal fees based upon the Company's alleged breach of the lease pursuant to which it occupied such store. Thereafter, the defendant filed a motion for summary judgment seeking a dismissal of the Company's claims, which motion was decided by the Court, in a favor of the defendant. As of the date hereof, it is anticipated that a trial of this action will take place in May 2003.

     In July 2001, the Company commenced an Arbitration Proceeding, in the Ontario Superior Court of Justice, against Eye-Site, Inc. and Eye Site
(Ontario),  Ltd.,  as the  makers  of two  promissory  notes  (in the  aggregate original principal amount of $600,000) made by one or more of the makers in favor of the Company, as well as against Mohammed Ali, as the guarantor of the obligations of each maker under each note. The notes were issued, by the makers, in connection with the makers' acquisition of a Master Franchise Agreement for the Province of Ontario, Canada, as well as their purchase of the assets of, and a Sterling Optical Center Franchise for, four of the Company's retail optical stores then located in Ontario, Canada. In response, the defendants counterclaimed for damages, in the amount of $1,500,000, based upon, among other items, alleged misrepresentations made by representatives of the Company in connection with these transactions. The Company believes that it has a meritorious defense to each counterclaim. As of the date hereof, these proceedings were in the discovery stage.

     In February 2002, Kaye Scholer, LLP, the law firm previously retained by the Company as its outside counsel, commenced an action in the New York State Supreme Court seeking unpaid legal fees of approximately $122,000. As of the date hereof, the Company has answered the Complaint in such action. The Company believes that it has a meritorious defense to such claim.

     In May 2002, a class action was commenced in the California Superior Court, Los Angeles County, against the Company and VisionCare of California, Inc. ("VCC"), a wholly owned subsidiary of the Company, by Consumer Cause, Inc., seeking a preliminary and permanent injunction enjoining the defendants from their continued alleged violation of the California Business and Professions Code (the "California Code"), and restitution based upon the defendants' alleged illegal charging of dilation fees during the four year period immediately preceding the date of the plaintiff's commencement of such action. In its complaint, the plaintiff alleged that VCC's employment of licensed optometrists, as well as its operation (under the name Sterling VisionCare) of optometric offices in locations which are usually situated adjacent to the Company's retail optical stores located in the State of California, violates certain provisions of the California Code and was seeking to permanently enjoin VCC from continuing to operate in such manner. On motion of the Company, which included a claim that VCC is a specialized Health Care Maintenance Organization that has been specifically licensed, under the California Knox Keene Health Care Service Plan Act of 1975, as amended, to provide the identical services that the plaintiff was seeking to enjoin, the court dismissed this action, with prejudice, and without liability to the Company. In April 2003, the plaintiff filed a Notice of Appeal of the decision of the lower court dismissing this action. The Company intends to vigorously pursue its opposition of this appeal.

     In August 2002, Sterling Advertising, Inc. ("SAI"), a wholly owned subsidiary of the Company, commenced an action in the New York State Supreme Court, Nassau County, against Harvey Herman Associates, Inc. ("HHA"), an advertising agency previously retained by SAI, seeking damages, in the estimated amount of $150,000, as a result of HHA's alleged failure to provide certain of the services otherwise required of it pursuant to the terms of a certain Client-Agency Agreement, dated July 9, 2001, between SAI and HHA. Thereafter, HHA, on August 6, 2002, commenced an action in the New York State Supreme Court, New York County, against the Company, seeking damages in the approximate amount of $90,000, based upon one or more additional agreements allegedly entered into between HHA and SAI, which, in the opinion of SAI, required HHA to perform certain services which were already included within the scope of the services required to be performed, by HHA, under such Client-Agency Agreement. As of the date hereof, the parties have agreed, in principal, to settle such litigation without the payment of any additional compensation.

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

     In December 2002, Pyramid Champlain Company ("Pyramid") commenced an action against the Company, in the Supreme Court of the State of New York, Onondaga County, in which Pyramid, as the landlord of the Company's former Sterling Optical Center located in Plattsburg, New York, is seeking, among other things, damages against the Company, in the approximate amount of $230,000, under the lease for such Center. The Company believes that it has a meritorious defense to such action. There was pending a motion, by Pyramid, to grant Pyramid partial summary judgment on certain of its claims raised in said action, which motion was denied by the Court. Both Pyramid and the Company have until the end of July 2003 to complete discovery as it relates to this action.

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

     In addition to the foregoing, the Company is a defendant in certain lawsuits alleging various claims incurred in the ordinary course of business, certain of which claims are covered by various insurance policies, subject to certain deductible amounts and maximum policy limits. In the opinion of management, the resolution of these claims should not have a material adverse effect, individually or in the aggregate, upon the Company's business or financial condition. Other than as set forth above, management believes that there are no other legal proceedings pending or threatened to which the Company is, or may be, a party, or to which any of its properties are or may be subject to, which, in the opinion of management, will have a material adverse effect on the Company.


Guarantees

     In connection with the Company's sale of the Ambulatory Center on May 31, 2001 (Note 2), the Company agreed to guarantee certain of the potential ongoing liabilities of the Ambulatory Center. As of December 31, 2002, the Company had accrued $159,000 for estimated guaranteed liabilities in 2002. During the three months ended March 31, 2003, the Company accrued an additional $225,000 for such estimated guaranteed liabilities, representing the estimated cash flow losses of the Ambulatory Center through March 31, 2003, based on information provided by the owner. Although the term of the Company's guarantee (of such liabilities) will not expire until April 2008, the Company's exposure hereunder may, in the future, be reduced, on a pro-rata basis, based upon the ability of the current owner to attract additional investors who agree to guarantee all or a portion thereof. However, there can be no assurance that such liabilities will be so reduced and, as a result, the Company could in the future continue to incur further costs associated with such guarantee should the Ambulatory Center continue to generate cash flow losses.

     As of March 31, 2003, the Company was a guarantor of certain leases of retail optical stores franchised and subleased to its franchisees. In the event that all of such franchisees defaulted on their respective subleases, the Company would be obligated for aggregate lease obligations of approximately $7,431,000.


NOTE 8 - FINANCING ARRANGEMENTS:

     In January 2002, the Company secured two separate financing arrangements as follows:

     Secured Term Note

     The Company entered into a secured term note for $1,000,000 with an independent financial institution. This note was repayable in 24 equal monthly installments of $41,666, and beared interest as defined (4.95% at the inception of the note, and subsequently amended on April 1, 2002 to 3.95%). The note was fully collateralized by a $1,000,000 certificate of deposit posted by Horizons Investors Corp. ("Horizons"), a related party, at the same financial institution.

     Credit Facility

     The Company entered into an agreement with Horizons to borrow up to a maximum of $1,000,000. This credit facility beared interest at the prime rate plus 1% (5.5% as of the date of the loan agreement), provided for an initial advance of $300,000, required minimum incremental advances of $150,000, was to mature on January 22, 2004, required ratable monthly principal and interest payments of each borrowing, was amortizable through the maturity date of the facility, was fully collateralized by a pledge of certain of the Company's qualifying franchise notes, and required the payment of a facility fee of 2% per annum, payable monthly, on the unused portion of the credit facility.

     In consideration for providing access to the credit facility and posting collateral for the term note, the Company granted Horizons an aggregate of 2,500,000 warrants, the fair value of which was $234,000. The net proceeds received were allocated based on the relative fair values of the debt and the warrants. Accordingly, $810,000 was allocated to the debt, and $190,000 was allocated to the warrants as a discount to the debt to be amortized as interest expense over the term of the note (2 years). For the three months ended March 31, 2003, approximately $24,000 of such discount was amortized and recognized as interest expense in the accompanying Consolidated Statement of Operations. On April 22, 2003, with a portion of the proceeds from its shareholder rights offering (the "Rights Offering"), the Company paid off $417,000 and $407,000, respectively, representing, at that time, the remaining principal amounts due under the secured term note and the credit facility (Note 9).


NOTE 9 - SUBSEQUENT EVENTS:

Related Party Transaction

     On April 4, 2003, the Board of Directors authorized the Company to borrow $100,000 from one of its principal shareholders and directors. The loan was payable immediately after the closing of the Company's Rights Offering, together with interest in an amount equal to 1% of the principal amount of such loan. The Company repaid this loan, in full, on April 22, 2003, with a portion of the proceeds from the Rights Offering.

Shareholder Rights Offering

     On February 12, 2003, the registration statement filed by the Company in connection with its shareholder rights offering (the "Rights Offering") was declared effective by the Securities and Exchange Commission. The Rights Offering consisted of 50,000,000 units, with each unit consisting of one share of the Company's Common Stock, and a warrant, having a term of 12 months, to purchase one additional share of Common Stock at an exercise price of $0.05, which was determined based on certain closing price and volume requirements during the subscription period.

     The terms of the Rights Offering provided that each shareholder was granted
1.67 non-transferable rights for every share of Common Stock owned as of the record date, February 25, 2003. Each right was exercisable for one unit at a price of $0.04, the proceeds of which would be used to repay the amounts outstanding under the Company's existing credit facility and secured term note (Note 8), to fund its plan to continue to close non-profitable stores (Note 6), and for general corporate and working capital purposes.

     On April 14, 2003, the subscription period ended and the Company completed the Rights Offering. Approximately 92,700,000 units were subscribed for in the Rights Offering, and, as a result, 50,000,000 new shares of Common Stock, and warrants to purchase 50,000,000 additional shares of Common Stock, were issued, resulting in gross proceeds of $2,000,000. The issuance costs associated with the Rights Offering were approximately $150,000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

     This Report contains certain forward-looking statements and information relating to the Company that are/is based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. When used in this Report, the words "anticipate", "believe", "estimate", "expect", and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events, are not guarantees of future performance and are subject to certain risks and uncertainties. These risks and uncertainties may include, among other items: product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products, services and pricing; product development, commercialization and technological difficulties; and the outcome of pending and future litigation. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as "anticipated", "believed", "estimated", or "expected". The Company does not intend to update these forward-looking statements.


Results of Operations

For the Three Months Ended March 31, 2003, as Compared to the Comparable Period in 2002

     Net sales for Company-owned stores, including revenues generated by the Company's wholly-owned subsidiary, VisionCare of California, Inc., a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care, decreased by approximately $1,073,000, or 35.9%, to $1,917,000 for the three months ended March 31, 2003, as compared to $2,990,000 for the comparable period in 2002. This decrease was primarily due to the lower average number of Company-owned stores in operation during the three months ended March 31, 2003, as compared to the same period in 2002. This decrease was in line with management's expectations due to the plan to continue to close non-profitable Company-owned stores.

     As of March 31, 2003, there were 178 stores in operation, consisting of 17 Company-owned stores (including 7 Company-owned stores being managed by franchisees) and 159 franchised stores, as compared to 199 stores in operation as of March 31, 2002, consisting of 33 Company-owned stores (including 8 Company-owned stores being managed by franchisees) and 166 franchised stores. On a same store basis (for those stores that the Company will continue to operate as Company-owned stores), comparative net sales decreased by $95,000, or 9.9%, to $865,000 for the three months ended March 31, 2003, as compared to $960,000 for the comparable period in 2002. Management believes that this decline was a direct result of the general downturn in the economy.

     Franchise royalties decreased by $96,000, or 5.7%, to $1,601,000 for the three months ended March 31, 2003, as compared to $1,697,000 for the comparable period in 2002. This decrease was primarily a result of a lower average number of franchised stores in operation during the three month period ended March 31, 2003 as compared to 2002, as described above, offset by a slight increase in franchise sales for the stores that were open during both of the comparable periods.

     For the three months ended March 31, 2003, there was $181,000 of net gains from the conveyance of Company-owned store assets to franchisees, and other franchise related fees. For the three-month period ended March 31, 2002, the Company recognized no such gains and fees. This increase was directly attributable to the signing of seven new franchise agreements during the three months ended March 31, 2003.

     Interest on franchise notes receivable decreased by $36,000, or 42.4%, to $49,000 for the three months ended March 31, 2003, as compared to $85,000 for the comparable period in 2002. This decrease was primarily due to numerous franchise notes maturing during the past 12 months and no new notes being generated during the three-month period ended March 31, 2003 as compared to the comparable periods in 2002.

     Excluding revenues generated by the Company's wholly-owned subsidiary, VisionCare of California, Inc., the Company's gross profit margin increased by 6.7%, to 71.5%, for the three months ended March 31, 2003, as compared to 64.8% for the comparable period in 2002. This increase was mainly a result of improved inventory management and control, improved purchasing at lower average product costs, and improved discounts obtained in 2003 from certain of the Company's vendors. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competitive pricing, and promotional incentives.

     Selling, general and administrative expenses decreased by $1,733,000, or 38.3%, to $2,787,000 for the three months ended March 31, 2003, as compared to $4,520,000 for the comparable period in 2002. This decrease was primarily due to management's continuing plan to reduce administrative expenses, where necessary and feasible, and to close non-profitable Company-owned stores. Included in this decrease were reductions in salaries and related expenses of $622,000 and facility and other overhead charges of $1,070,000.

     Interest expense increased by $22,000, to $61,000, for the three months ended March 31, 2003, as compared to $39,000 for the comparable period in 2002. This increase was primarily due to the fact that there was interest being incurred in connection with the financing arrangements obtained in January 2002, and the amortization of the discount associated with such financing, during the entire three months ended March 31, 2003, as opposed to the comparable period in 2002, where such expenses were only incurred for a two-month period.


Liquidity and Capital Resources

     As of March 31, 2003 (exclusive of net liabilities of discontinued operations), the Company had negative working capital of $4,302,000 and cash on hand of $418,000. During the three months ended March 31, 2003, the Company used $149,000 of cash in its operating activities. This usage was primarily a result of a decrease in the accrual for store closings of $306,000, a decrease of $235,000 in franchise deposits and other liabilities, and a net increase of $227,000 in franchise and other receivables, offset, in part, by income from continuing operations of $581,000. Management anticipates that it will continue to make significant payments against liabilities, which are already reflected in the Consolidated Balance Sheet as of March 31, 2003, associated with the closure of non-profitable Company-owned stores.

     For the three months ended March 31, 2003, cash flows provided by investing activities were $75,000, as compared to $190,000 for the comparable period in 2002. This was principally due to the maturing of numerous of the Company's franchise notes receivable during the past twelve months.

     For the three months ended March 31, 2003, cash flows used in financing activities were $169,000, principally due to the repayment of a portion of the Company's debt financing and related party borrowings of $331,000, offset by an additional borrowings under the credit facility of $150,000.

     In April 2003, the Company completed its shareholder rights offering, resulting in gross proceeds of $2,000,000. With a portion of the proceeds, the Company paid off $417,000, $407,000 and $100,000, respectively, representing the remaining principal amounts due under the secured term note, the credit facility and a director loan.

     The Company plans to continue to improve its cash flows during 2003 by improving store profitability through increased monitoring of store-by-store operations, closing non-profitable Company-owned stores, continuing to implement reductions of administrative overhead expenses where necessary and feasible, actively supporting development programs for franchisees, and continuing to add new franchise stores to the system. Management believes that with the successful execution of the aforementioned plans to improve cash flows, its existing cash, the collection of outstanding receivables, and the proceeds from its shareholder rights offering, there will be sufficient liquidity available for the Company to continue in operation through the second quarter of 2004. However, there can be no assurance that the Company will be able to successfully execute the aforementioned plans.

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

     In April 2003, Consumer Cause, Inc. filed a Notice of Appeal of the decision of the lower court dismissing its action against the Company and VisionCare of California, Inc. The Company intends to vigorously pursue its opposition of this appeal.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

Not applicable.

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

B.    Reports on Form 8-K
      -------------------

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


                                         EMERGING VISION, INC.
                                             (Registrant)



                                         BY: /s/ Christopher G. Payan
                                            -----------------------------------
                                             Christopher G. Payan
                                             Senior Vice President,
                                             Co-Chief Operating Officer and
                                             Chief Financial Officer
                                             (Co-Principal Executive Officer and
                                             Principal Financial Officer)


                                         BY: /s/ Brian P. Alessi
                                            -----------------------------------
                                             Brian P. Alessi
                                             Corporate Controller
                                             (Principal Accounting Officer)



                                         Dated: May 13, 2003

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this   quarterly   report  our   conclusion   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date:   May 13, 2003


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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this   quarterly   report  our   conclusion   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date:   May 13, 2003



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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this   quarterly   report  our   conclusion   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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



Date:  May 13, 2003


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

                                                                    Exhibit 99.1

 Certifications of Principal Executive Officers and Principal Financial Officer
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



                              (Company Letterhead)



           Certification of Principal Executive and Financial Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)



     I, Christopher G. Payan, Co-Chief Operating Officer and Chief Financial Officer (co-principal executive officer and principal financial officer) of Emerging Vision, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended March 31, 2003 of the Registrant (the "Report"):

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


         /s/ Christopher G. Payan
        -----------------------------
Name:    Christopher G. Payan
Date:    May 13, 2003

                              (Company Letterhead)



                  Certification of Principal Executive Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


     I, Myles S. Lewis, Co-Chief Operating Officer (co-principal executive officer) of Emerging Vision, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended March 31, 2003 of the Registrant (the "Report"):

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


         /s/ Myles S. Lewis
        ----------------------
Name:    Myles S. Lewis
Date:    May 13, 2003

                              (Company Letterhead)



                  Certification of Principal Executive Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


     I, Samuel Z. Herskowitz, Co-Chief Operating Officer (co-principal executive officer) of Emerging Vision, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended March 31, 2003 of the Registrant (the "Report"):

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


         /s/ Samuel Z. Herskowitz
        --------------------------
Name:    Samuel Z. Herskowitz
Date:    May 13, 2003