Form 10-Q
period 2003-06-30
EMERGING VISION INC
filed 2003-08-14
CIK 1002554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark one)
      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

                                       OR

      [ ]       Transition report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 for the transition period from _____________ to _____________


      Commission file number: 1-14128


                              EMERGING VISION, INC.
             (Exact name of Registrant as specified in its Charter)


        New York                                          11-3096941
-------------------------                          -----------------------
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

                                            Yes    X          No
                                                 -----            -----

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                            Yes               No    X
                                                 -----            -----

     As of August 11, 2003, there were 79,890,620 outstanding share of the Registrant's Common Stock, par value $0.01 per share.

Item 1.  Financial Statements

                     EMERGING VISION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                                June 30,        December 31,
                                                                                                  2003              2002
                                                                                              (Unaudited)
                                                                                             -------------     --------------

                                              ASSETS
Current assets:
         Cash and cash equivalents                                                             $   1,208          $    664
         Franchise receivables, net of allowance of $1,023 and $1,063, respectively                1,348             1,133
         Other receivables, net of allowance of $125 and $101, respectively                          378               447
         Current portion of franchise notes receivable, net of allowance of $453 and $442,
              respectively                                                                           541               612
         Inventories, net                                                                            379               456
         Prepaid expenses and other current assets                                                   265               321
                                                                                               ----------         ---------
                     Total current assets                                                          4,119             3,633
                                                                                               ----------         ---------

Property and equipment, net                                                                          569               693
Franchise notes and other receivables, net of allowance of $972 and $1,486, respectively             686               781
Goodwill                                                                                           1,266             1,266
Other assets                                                                                         241               277
                                                                                               ----------         ---------
                                Total assets                                                   $   6,881          $  6,650
                                                                                               ==========         =========

                               LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
         Current portion of long-term debt                                                     $     194          $    626
         Accounts payable and accrued liabilities                                                  5,507             5,945
         Accrual for store closings                                                                  498             1,109
         Related party borrowings                                                                     31               377
         Net liabilities of discontinued operations                                                  187               208
                                                                                               ----------         ---------
                     Total current liabilities                                                     6,417             8,265
                                                                                               ----------         ---------

Long-term debt                                                                                       105               260
                                                                                               ----------         ---------
Related party borrowings                                                                             156               231
                                                                                               ----------         ---------
Franchise deposits and other liabilities                                                           1,275             1,709
                                                                                               ----------         ---------

Commitments and Contingencies (Note 10)

Shareholders' deficit:
     Preferred stock, $0.01 par value per share; 5,000,000 shares authorized:
         Senior Convertible Preferred Stock, $100,000 liquidation preference per share;
           1 share issued and outstanding                                                             74                74
         Common stock, $0.01 par value per share; 150,000,000 shares authorized; 80,072,957 and 29,422,957 shares issued, respectively, and 79,890,620 and 29,740,620 shares
           outstanding, respectively                                                                 801               299
     Treasury stock, at cost, 182,337 shares                                                        (204)             (204)
     Additional paid-in capital                                                                  121,714           120,345
     Accumulated deficit                                                                        (123,457)         (124,329)
                                                                                               ----------        ----------
                                  Total shareholders' deficit                                     (1,072)           (3,815)
                                                                                               ----------        ----------
                                  Total liabilities and shareholders' deficit                  $   6,881         $   6,650
                                                                                               ==========        ==========

     The accompanying notes are an integral part of these consolidated balance sheets.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In Thousands, Except Per Share Data)

                                                                   For the Three Months          For the Six Months
                                                                      Ended June 30,               Ended June 30,
                                                                   2003           2002           2003           2002
                                                               ---------------------------    --------------------------
  Revenues:
       Net sales                                                 $ 1,692        $ 2,084        $ 3,609       $ 5,074
       Franchise royalties                                         1,596          1,690          3,197         3,387
       Other franchise related fees                                   25              7            206             7
       Interest on franchise notes receivable                         44             89             93           174
       Other income                                                   32             66             36            96
                                                                 --------       --------       --------      --------
        Total revenues                                             3,389          3,936          7,141         8,738
                                                                 --------       --------       --------      --------

  Costs and expenses:
       Cost of sales                                                 145            626            468         1,402
       Selling, general and administrative expenses                2,637          3,648          5,424         8,168
       Interest expense                                               96             59            157            98
                                                                 --------       --------       --------      --------
            Total costs and expenses                               2,878          4,333          6,049         9,668
                                                                 --------       --------       --------      --------

      Income (loss) from continuing operations before
         provision for income taxes                                  511           (397)         1,092          (930)

      Provision for income taxes                                       -              -              -             -
                                                                 --------       --------       --------      --------
      Income (loss) from continuing operations                       511           (397)         1,092          (930)
                                                                 --------       --------       --------      --------

  Discontinued operations (Note 3):
       Income (loss) from discontinued operations                      2           (120)          (220)         (120)
                                                                 --------       --------       --------      --------
         Net income (loss)                                       $   513        $  (517)       $   872       $(1,050)
                                                                 ========       ========       ========      ========

  Per share information - basic and diluted (Note 5):
       Income (loss) from continuing operations                  $  0.01        $ (0.02)       $  0.02       $ (0.04)
       Income (loss) from discontinued operations                   0.00           0.00           0.00          0.00
                                                                 --------       --------       --------      --------
           Net income (loss)                                     $  0.01        $ (0.02)       $  0.02       $ (0.04)
                                                                 ========       ========       ========      ========

  Weighted-average number of common shares    outstanding -
         Basic                                                    72,668         28,396         51,238        27,700
                                                                 ========       ========       ========      ========
         Diluted                                                  79,161         28,396         56,141        27,700
                                                                 ========       ========       ========      ========

     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                                     (Unaudited)
                                                                                             For the Six Months Ended
                                                                                                      June 30,
                                                                                         ---------------------------------
                                                                                               2003             2002
                                                                                         ----------------- ---------------
Cash flows from operating activities:
     Income (loss) from continuing operations                                                $  1,092         $   (930)
        Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
            Depreciation and amortization                                                         155              246
            Provision for doubtful accounts                                                        35              106
            Amortization of debt discount                                                         103               41
            Charges related to long-lived assets                                                    -               36
        Changes in operating assets and liabilities:
                     Franchise and other receivables                                             (189)             195
                     Inventories                                                                   77              154
                     Prepaid expenses and other current assets                                     56             (129)
                     Other assets                                                                  36               53
                     Accounts payable and accrued liabilities                                    (663)            (595)
                     Franchise deposits and other liabilities                                    (434)              82
                     Accrual for store closings                                                  (611)            (492)
                                                                                             ---------       ----------
Net cash used in operating activities                                                            (343)          (1,233)
                                                                                             ---------       ----------

Cash flows from investing activities:
     Franchise notes receivable issued                                                            (10)             (31)
     Proceeds from franchise and other notes receivable                                           184              948
     Purchases of property and equipment                                                          (31)            (118)
                                                                                             ---------       ----------
Net cash provided by investing activities                                                         143              799
                                                                                             ---------       ----------

Cash flows from financing activities:
     Proceeds from issuance of common stock upon exercise of options                               12               20
     Proceeds from borrowings                                                                     249            1,300
     Payments on borrowings                                                                    (1,360)          (1,061)
        Net proceeds from Rights Offering                                                       1,859                -
                                                                                             ---------       ----------
Net cash provided by financing activities                                                         760              259
                                                                                             ---------       ----------
Net cash provided by (used in) continuing operations                                              560             (175)
                                                                                             ---------       ----------
Net cash used in discontinued operations                                                          (16)            (135)
                                                                                             ---------       ----------
Net increase (decrease) in cash and cash equivalents                                              544             (310)
Cash and cash equivalents - beginning of period                                                   664            1,053
                                                                                             ---------       ----------
Cash and cash equivalents - end of period                                                    $  1,208        $     743
                                                                                             =========       ==========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
        Interest                                                                             $     54        $      61
                                                                                             =========       ==========
        Taxes                                                                                $     61        $      47
                                                                                             =========       ==========

     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                        (In Thousands, Except Share Data)


                                                                            Treasury
                                    Senior Convertible                       Stock,           Additional                   Total
                                     Preferred Stock        Common Stock     at cost           Paid-In    Accumulated  Shareholders'
                                    Shares    Amount   Shares       Amount   Shares   Amount   Capital      Deficit       Deficit
                                    ------    ------  ----------   --------  ------   ------  ----------  -----------  ------------


BALANCE - DECEMBER 31, 2002              1   $   74   29,922,957   $   299   182,337  $(204)   $120,345    $(124,329)    $ (3,815)
                                    ------   ------   ----------   --------  -------  -----    --------    ---------     ---------
Exercise of stock options                -        -      150,000         2         -      -          10            -           12
Issuance of common shares in
  connection with Rights
  Offering (Note 7)                      -        -   50,000,000       500         -      -         838            -        1,338
Issuance of warrants in connection
  with Rights Offering (Note 7)          -        -            -         -         -      -         521            -          521
Net income                               -        -            -         -         -      -           -          872          872
                                    ------   ------   ----------   --------  -------  -----    --------    ---------     --------
BALANCE - JUNE 30, 2003 (Unaudited)      1   $   74   80,072,957   $   801   182,337  $(204)   $121,714    $(123,457)    $ (1,072)
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


NOTE 2 - MANAGEMENT'S LIQUIDITY PLANS:

     As of June 30, 2003 (exclusive of net liabilities of discontinued operations), the Company had reduced its negative working capital from
$4,632,000 (as of December 31, 2002) to $2,298,000, and had cash on hand of $1,208,000. During the six months ended June 30, 2003, the Company used $343,000 of cash in its operating activities. This usage was a result of a decrease in the accrual for store closings of $611,000 (Note 6), a decrease of $434,000 in franchise deposits and other liabilities, a decrease of $663,000 in accounts payable and accrued liabilities, and a net increase of $189,000 in franchise and other receivables, offset, in part, by income from continuing operations of $1,092,000. Management anticipates that it will continue to make significant payments against existing liabilities associated with the closure of non-profitable Company-owned stores.

     Management plans to continue to improve its cash flows during 2003 by improving store profitability through increased monitoring of store-by-store operations, continuing to implement reductions of administrative overhead expenses where necessary and feasible, actively supporting development programs for franchisees, and continuing to add new franchise stores to the system.
Management believes that with the successful execution of the aforementioned plans to improve cash flows, its existing cash, and the collection of outstanding receivables, there will be sufficient liquidity available for the Company to continue in operation through the third quarter of 2004. However, there can be no assurance that management will be able to successfully execute the aforementioned plans.


NOTE 3 - DISCONTINUED OPERATIONS:

     As of June 30, 2003, there was approximately $359,000 of expenses associated with the Company's discontinued operations accrued as part of accounts payable and accrued liabilities on the accompanying Consolidated Balance Sheet. The majority of this amount (of which $225,000 was provided for during the six months ended June 30, 2003) relates to certain potential ongoing liabilities that the Company agreed to guarantee in connection with its sale of Insight Laser Centers N.Y.I., Inc. (the "Ambulatory Center") (Note 7).


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

     Prior to 2003, the Company accounted for stock-based employee compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based compensation cost is reflected in the 2002 net loss, as all options granted to employees had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based compensation cost of approximately $1,000 is reflected in the 2003 net income as a result of the grant, on May 30, 2003, of an aggregate of 700,000 stock options to each of the Company's directors and Co-Chief Operating Officers. The following table illustrates the effect on net income (loss) and net income
(loss) per share as if the fair value-method had been applied to all outstanding and unvested awards in each period:

                                                            Three Months Ended                Six Months Ended
                                                                 June 30,                         June 30,
                                                              (In thousands)                   (In thousands)
                                                      --------------------------------
                                                      ---------------- --------------- --------------- ----------------
                                                           2003             2002            2003            2002
                                                           ----             ----            ----            ----
     Net income (loss) - as reported                     $   513          $  (517)         $   872       $ (1,050)
    Deduct: Total stock-based employee compensation
       expense determined under
       fair value method for all awards                      (61)          (1,081)            (855)        (2,162)
                                                         --------         --------         --------      ---------
    Pro forma net income (loss)                          $   452          $(1,598)         $    17       $ (3,212)
                                                         ========         ========         ========      =========

    Earnings per share:
           Basis and diluted - as reported               $  0.01          $ (0.02)         $  0.02       $  (0.04)
                                                         =======          ========         ========      =========
           Basis and diluted - pro forma                 $  0.01          $ (0.06)         $  0.00       $  (0.12)
                                                         =======          ========         ========      =========

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

     Other franchise related fees - Represents certain fees collected by the Company under the terms of franchise agreements (including, but not limited to, initial franchise fees, transfer fees and renewal fees).

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


NOTE 5 - PER SHARE INFORMATION:

     In accordance  with SFAS No. 128,  "Earnings  Per Share",  basic net income
(loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income
(loss) per common share  ("Diluted  EPS") is computed by dividing the net income
(loss) by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company's Consolidated Statements of Operations. Common stock equivalents totaling 9,894,656 were excluded from the computation for the three and six months ended June 30, 2002, as their impact would have been anti-dilutive. Common stock equivalents totaling 9,069,324 (of an aggregate of 59,769,324 and 59,069,324 for the six and three months ended June 30, 2003, respectively) were excluded from the computation for the three and six months ended June 30, 2003, as their impact would have been anti-dilutive.

     The following table sets forth the computation of basic and diluted per share information:

                                                         For the Three Months Ended        For the Six Months Ended
                                                                  June 30,                         June 30,
                                                               (In thousands)                   (In thousands)
                                                     ---------------- ---------------- --------------- ----------------
                                                           2003             2002             2003            2002
                                                           ----             ----             ----            ----
Numerator:

     Income (loss) from continuing operations           $    511         $   (397)        $   1,092      $   (930)
     Income (loss) from discontinued operations                2             (120)             (220)         (120)
                                                        --------         ---------        ---------      ---------
         Net income (loss)                              $    513         $   (517)        $     872      $ (1,050)
                                                        ========         =========        =========      =========

Denominator:

     Weighted average common shares outstanding           72,668           28,396            51,238        27,700
     Dilutive effect of:
       Stock options                                          36                -                28             -
       Warrants issued in connection with Rights
          Offering                                         6,457                -             4,875             -
                                                        --------         ---------        ---------      ---------
    Weighted average common shares
       outstanding, assuming dilution                     79,161           28,396            56,141        27,700
                                                        ========         =========        =========      =========

Basic and Diluted Per Share Information:

     Income (loss) from continuing operations           $   0.01         $  (0.02)        $    0.02      $  (0.02)
     Income (loss) from discontinued operations             0.00             0.00              0.00          0.00
                                                        --------         ---------        ---------      ---------
         Net income (loss)                              $   0.01         $  (0.02)        $    0.02      $  (0.02)
                                                        ========         =========        =========      =========

NOTE 6 - RELATED PARTY TRANSACTION:

     On April 4, 2003, the Board of Directors authorized the Company to borrow $100,000 from one of its principal shareholders and directors. The loan was payable immediately after the closing of the Company's Rights Offering (Note 7), together with interest in an amount equal to 1% of the principal amount of such loan. The Company repaid this loan, in full, on April 22, 2003, with a portion of the proceeds from the Rights Offering.

NOTE 7 - SHAREHOLDER RIGHTS OFFERING:

     On February 12, 2003, a registration statement filed by the Company in connection with its shareholder rights offering (the "Rights Offering") was declared effective by the Securities and Exchange Commission. The Rights Offering consisted of 50,000,000 units, with each unit consisting of one share of the Company's Common Stock, and a warrant, having a term of 12 months, to purchase one additional share of Common Stock at an exercise price of $0.05, which was determined based on certain closing price and volume requirements during the subscription period.

     The terms of the Rights Offering provided that each shareholder was granted
1.67 non-transferable rights for every share of Common Stock owned as of the record date, February 25, 2003. Each right was exercisable for one unit at a price of $0.04, the proceeds of which were to be used to repay the amounts outstanding under the Company's existing credit facility and secured term note (Note 11), to fund the completion of its store closure plan (Note 9), and for general corporate and working capital purposes.

     On April 14, 2003, the subscription period ended and the Company completed the Rights Offering. Approximately 92,700,000 units were subscribed for in the Rights Offering, and, as a result, 50,000,000 new shares of Common Stock, and warrants to purchase 50,000,000 additional shares of Common Stock, were issued, resulting in gross proceeds of $2,000,000. The issuance costs associated with the Rights Offering were approximately $141,000. The net proceeds received in the Rights Offering (approximately $1,859,000) were allocated based on the relative fair values of the Common Stock and the warrants. Accordingly, approximately $1,338,000 was allocated to the Common Stock and approximately $521,000 was allocated to the warrants.


NOTE 8 - OFFER TO ACQUIRE OUTSTANDING CAPITAL STOCK:

     On June 6, 2003, the Company received an unsolicited offer, from Horizons Investors Corp. ("Horizons"), Drs. Robert and Alan Cohen, and certain of the Cohen family members (the "Offering Group"), to acquire all of the outstanding capital stock of the Company.

     The offer provides that the Offering Group would purchase all of the outstanding Common Stock of the Company for a price per share of $0.07 (the "Offered Price"), payable in cash, and that holders of vested employee options and warrants would be entitled to receive, in cash, the difference, if a positive number, between the Offered Price and the exercise price of such options and warrants.

     Horizons, Drs. Robert and Alan Cohen and certain of the Cohen family members are the holders of, in the aggregate, approximately seventy-four (74%) percent of the Company's outstanding Common Stock, and Drs. Robert and Alan Cohen, and Benito R. Fernandez, a principal shareholder of Horizons Investors Corp., are members of the Board of Directors of the Company.

     The Company is in the process of evaluating the Offering Group's offer but has not yet made any determinations with respect thereto.


NOTE 9 - ACCRUAL FOR STORE CLOSINGS:

     Effective January 1, 2003, the Company adopted the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supercedes Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." In accordance therewith, the Company records a liability for a cost associated with an exit or disposal activity when the liability is incurred. Prior to January 1, 2003, a provision was recorded at the time the determination was made to close a particular store and was based on the expected net proceeds, if any, to be generated from the disposition of the store's assets, as compared to the carrying value (after consideration of impairment, if any) of such store's assets and the estimated costs (including lease termination costs and other expenses) that were anticipated to be incurred in the closing of the store in question. As of December 31, 2002, the Company had accrued approximately $1,109,000 related to its anticipated closure of 11 stores. During the six months ended June 30, 2003, the Company successfully closed ten of such stores. As of June 30, 2003, $498,000 remained as an accrual for store closings on the accompanying Consolidated Balance Sheet. The Company anticipates completing its closure plan by the end of the third quarter of 2003. No additional provision was provided during the six months ended June 30, 2003.


NOTE 10 - COMMITMENTS AND CONTINGENCIES:

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

     In April 2000, the Company commenced an action in the Supreme Court of the State of New Jersey against Preit-Rubin, Inc. and Cumberland Mall Associates, the landlord of the former Sterling Optical Store located in Cumberland Mall, Vineland, New Jersey, seeking damages of approximately $200,000 as a result of the defendants alleged wrongful eviction of the Company from this location. In response thereto, the defendants asserted counterclaims of approximately $100,000 plus legal fees based upon the Company's alleged breach of the lease pursuant to which it occupied such store. Thereafter, the defendant filed a motion for summary judgment seeking a dismissal of the Company's claims, which motion was decided by the Court, in a favor of the defendant. In May 2003, the Company and Preit-Rubin settled the action, the terms of which provide, in material part, that the Company pay Preit-Rubin the aggregate sum of $187,500 and, upon the parties' full performance of their respective obligations under such settlement, the action will be dismissed with prejudice.

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

     In November 2002, ADD of North Dakota, ADD of Jamestown, Inc., each former franchisees of the Company, and Aron Dinesen, their principal shareholder, commenced an action against the Company, in the United States District Court, District of North Dakota, Southeastern Division, alleging, among other things, that the Company breached certain of its obligations under each of their respective Franchise Agreements. In response thereto, the defendant asserted counterclaims based upon the defendants alleged breach of each such franchise agreement and of certain of the other agreements executed by the defendants in connection therewith. The Company believes that it has a meritorious defense to plaintiffs' claims in such action. The Company's time to answer the Complaint has not yet expired.

     In December 2002, Pyramid Champlain Company ("Pyramid") commenced an action against the Company, in the Supreme Court of the State of New York, Onondaga County, in which Pyramid, as the landlord of the Company's former Sterling Optical Center located in Plattsburg, New York, is seeking, among other things, damages against the Company, in the approximate amount of $230,000, under the lease for such Center. The Company believes that it has a meritorious defense to such action. There was pending a motion, by Pyramid, to grant Pyramid partial summary judgment on certain of its claims raised in said action, which motion was denied by the Court. Both Pyramid and the Company have until the end of September 2003 to complete discovery as it relates to this action.

     On or about January 15, 2003, Wells Fargo Financial Leasing, Inc. commenced an action against the Company, in the United States District Court, Eastern District of New York, as the lessor of certain office equipment allegedly leased to the Company, and is seeking therein, among other things, damages against the Company, in the approximate amount of $100,000, in respect of claims arising under such lease. In August 2003, the Company and Wells Fargo settled the action, the terms of which provide, in material part, that the Company pay Wells Fargo the aggregate sum of $75,000 and, upon the parties' full performance of their respective obligations under such settlement, the action will be dismissed with prejudice.

     On or about May 12, 2003, General Electric Capital Corporation commenced an action against Sterling Vision of California, Inc. and the Company, in the Supreme Court of the State of New York, County of Nassau, as the lessor of certain office equipment allegedly leased to Sterling Vision of California, Inc., and is seeking therein, among other things, damages against the Company, in the approximate amount of $266,000, in respect of claims arising under such lease. On June 3, 2003, the plaintiff's motion for an order of seizure and preliminary injunction, which was not opposed by the defendants, was granted by the Court. The defendants believe that they have a meritorious defense to such action. As of the date hereof, these proceedings were in the discovery stage.

     On May 20, 2003, Irondequoit Mall, LLC commenced an action against the Company and Sterling Vision of Irondequoit, Inc. alleging, among other things, that the Company had breached its obligations under its guaranty of the lease for the former Sterling Optical store located in Rochester, New York. The defendants believe that they have a meritorious defense to such action. As of the date hereof, these proceedings were in the discovery stage.

     On May 21, 2003, SMB Operating Company, LLC, the landlord of the Company's former Sterling Optical store located in Edina, Minnesota, commenced an action against the Company and its subsidiary, Sterling Vision of Southdale, Inc., alleging that the Company had breached its obligations under its guaranty of the lease for such store. The defendants believe that they have a meritorious defense to such action. As of the date hereof, the defendants' time to answer the complaint has not yet expired.

     On or about July 1, 2003, Eighth Street Tower Corporation commenced an action against the Company, in the District Court of the County of Hennepin, State of Minnesota, in which the plaintiff, as the Landlord of the Company's former Sterling Optical store located in Minneapolis, Minnesota, is seeking, among other things, damages against the Company, in the approximate amount of $50,000, under the lease for such store. The Company believes that it has a meritorious defense to such action. As of the date hereof, these proceedings were in the discovery stage.

     In addition to the foregoing, the Company is a defendant in certain lawsuits alleging various claims incurred in the ordinary course of business, certain of which claims are covered by various insurance policies, subject to certain deductible amounts and maximum policy limits. In the opinion of management, the resolution of these claims should not have a material adverse effect, individually or in the aggregate, upon the Company's business or financial condition. Other than as set forth above, management believes that there are no other legal proceedings pending or threatened to which the Company is, or may be, a party, or to which any of its properties are or may be subject to, which, in the opinion of management, will have a material adverse effect on the Company. Additionally, with respect to the landlord-tenant actions described herein, the Company has already accounted for the estimated possible costs (including possible judgments) associated with such actions as part of the accrual for store closings as of June 30, 2003.


Guarantees

     In connection with the Company's sale of the Ambulatory Center on May 31, 2001 (Note 2), the Company agreed to guarantee certain of the potential ongoing liabilities of the Ambulatory Center. As of December 31, 2002, the Company had accrued $159,000 for estimated guaranteed liabilities in 2002. During the six months ended June 30, 2003, the Company accrued an additional $225,000 for such estimated guaranteed liabilities, representing the estimated cash flow losses of the Ambulatory Center through June 30, 2003, based on information provided by the owner. Although the term of the Company's guarantee (of such liabilities) will not expire until April 2008, the Company's exposure hereunder may, in the future, be reduced, on a pro-rata basis, based upon the ability of the current owner to attract additional investors who agree to guarantee all or a portion thereof. However, there can be no assurance that such liabilities will be so reduced and, as a result, the Company could in the future continue to incur further costs associated with such guarantee should the Ambulatory Center continue to generate cash flow losses.

     As of June 30, 2003, the Company was a guarantor of certain leases of retail optical stores franchised and subleased to its franchisees. In the event that all of such franchisees defaulted on their respective subleases, the Company would be obligated for aggregate lease obligations of approximately $7,234,000.

Executive Compensation

     On May 30, 2003, the Compensation Committee (the "Committee") of the Board granted 100,000 stock options to each of the three Co-Chief Operating Officers of the Company. The options have an exercise price of $0.05, a term of 10 years, and are immediately exercisable. One of the Co-Chief Operating Officers (who is also the Company's Chief Financial Officer) has an employment agreement that provides for an incentive bonus based on the Company's achievement of certain EBITDA targets, as defined in his agreement. The Committee also resolved that each of the Company's two other Co-Chief Operating Officers would also receive an incentive bonus based on substantially the same terms as provided to the other Co-Chief Operating Officer, pursuant to his employment agreement.


NOTE 11 - FINANCING ARRANGEMENTS:

     In January 2002, the Company secured two separate financing arrangements as follows:

     Secured Term Note

     The Company entered into a secured term note for $1,000,000 with an independent financial institution. This note was repayable in 24 equal monthly installments of $41,666, and beared interest as defined (4.95% at the inception of the note, and subsequently amended on April 1, 2002 to 3.95%). The note was fully collateralized by a $1,000,000 certificate of deposit posted by Horizons, at the same financial institution.

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

     In consideration for providing access to the credit facility and posting collateral for the term note, the Company granted Horizons an aggregate of 2,500,000 warrants, the fair value of which was $234,000. The net proceeds received were allocated based on the relative fair values of the debt and the warrants. Accordingly, $810,000 was allocated to the debt, and $190,000 was allocated to the warrants as a discount to the debt to be amortized as interest expense over the term of the note (2 years). For the six months ended June 30, 2003, approximately $103,000 (representing the entire remainder of the discount) was amortized and recognized as interest expense in the accompanying Consolidated Statement of Operations. On April 22, 2003, with a portion of the proceeds from its Rights Offering, the Company paid off $417,000 and $407,000, respectively, representing, at that time, the remaining principal amounts due under the secured term note and the credit facility.

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


Results of Operations

For the Three and Six Months Ended June 30, 2003, as Compared to the Comparable Period in 2002

     Net sales for Company-owned stores, including revenues generated by the Company's wholly-owned subsidiary, VisionCare of California, Inc., a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care, decreased by approximately $392,000, or 18.8%, to $1,692,000 for the three months ended June 30, 2003, as compared to $2,084,000 for the comparable period in 2002, and decreased by approximately $1,465,000, or 28.9%, to $3,609,000 for the six months ended June 30, 2003, as compared to $5,074,000 for the comparable period in 2002. These decreases were primarily due to the lower average number of Company-owned stores in operation during the three and six months ended June 30, 2003, as compared to the same periods in 2002. This decrease was in line with management's expectations due to the closing of non-profitable Company-owned stores.

     As of June 30, 2003, there were 173 stores in operation, consisting of 13 Company-owned stores (including 6 Company-owned stores being managed by franchisees) and 159 franchised stores, as compared to 187 stores in operation as of June 30, 2002, consisting of 31 Company-owned stores (including 10 Company-owned stores being managed by franchisees) and 156 franchised stores. On a same store basis (for those stores that the Company will continue to operate as Company-owned stores), comparative net sales increased by $51,000, or 6.7%, to $814,000 for the three months ended June 30, 2003, as compared to $763,000 for the comparable period in 2002, and decreased by $45,000, or 2.6%, to $1,678,000 for the six months ended June 30, 2003, as compared to $1,723,000 for the comparable period in 2002. Management believes that the year-to-date decline was a direct result of the general downturn in the economy, offset by a slight improvement of business late in the second quarter.

     Franchise royalties decreased by $94,000, or 5.6%, to $1,596,000 for the three months ended June 30, 2003, as compared to $1,690,000 for the comparable period in 2002, and decreased by $190,000, or 5.6%, to $3,197,000 for the six months ended June 30, 2003, as compared to $3,387,000 for the comparable period in 2002. These decreases were primarily a result of a lower average number of franchised stores in operation during the three and six month periods ended June 30, 2003 as compared to 2002, offset by a slight increase in franchise sales for the stores that were open during both of the comparable periods.

     For the three and six months ended June 30, 2003, there were $25,000 and $206,000 of other franchise related fees, respectively. For the three and six month periods ended June 30, 2002, the Company recognized $7,000 of such fees. These increases were directly attributable to the Company entering into ten new franchise agreements during the six months ended June 30, 2003.

     Interest on franchise notes receivable decreased by $45,000, or 50.6%, to $44,000 for the three months ended June 30, 2003, as compared to $89,000 for the comparable period in 2002, and decreased $81,000, or 46.6%, to $93,000 for the six months ended June 30, 2003, as compared to $174,000 for the comparable period in 2002. These decreases were primarily due to numerous franchise notes maturing during the past 12 months and only one new note being generated during the three and six month periods ended June 30, 2003, as compared to the comparable periods in 2002.

     Excluding revenues generated by the Company's wholly-owned subsidiary, VisionCare of California, Inc., the Company's gross profit margin increased by 14.4%, to 83.2%, for the three months ended June 30, 2003, as compared to 68.8% for the comparable period in 2002, and increased by 4.8%, to 76.7% for the six months ended June 30, 2003, as compared to 71.9% for the comparable period in 2002. These increases were mainly a result of improved inventory management and control, improved purchasing at lower average product costs, and improved discounts obtained in 2003 from certain of the Company's vendors. Additionally, during the three months ended June 30, 2003, the Company settled liabilities with certain of its vendors at lower amounts than originally anticipated, which had a positive effect on its gross profit margin. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competitive pricing, and promotional incentives.

     Selling, general and administrative expenses decreased by $1,011,000, or 27.7%, to $2,637,000 for the three months ended June 30, 2003, as compared to $3,648,000 for the comparable period in 2002, and decreased by $2,744,000, or 33.6%, to $5,424,000 for the six months ended June 30, 2003, as compared to $8,168,000 for the comparable period in 2002. These decreases were primarily due to management's plan to reduce administrative expenses, where necessary and feasible, and to close non-profitable Company-owned stores. Included in these decreases were reductions in salaries and related expenses of $270,000 and $900,000, facility and other overhead charges of $621,000 and $1,686,000, and professional fees of $95,000 and $150,000 for the three and six-month periods ended June 30, 2003, respectively.

     Interest expense increased by $37,000, to $96,000, for the three months ended June 30, 2003, as compared to $59,000 for the comparable period in 2002, and increased by $59,000, to $157,000, for the six months ended June 30, 2003, as compared to $98,000 for the comparable period in 2002. These increases were primarily due to the amortization of the debt discount associated with the full payment of the Company's debt to Horizons and North Fork Bank.


Liquidity and Capital Resources

     As of June 30, 2003 (exclusive of net liabilities of discontinued operations), the Company had reduced its negative working capital from
$4,632,000 (as of December 31, 2002) to $2,298,000, and had cash on hand of $1,208,000. During the six months ended June 30, 2003, the Company used $343,000 of cash in its operating activities. This usage was a result of a decrease in the accrual for store closings of $611,000 (Note 6), a decrease of $434,000 in franchise deposits and other liabilities, a decrease of $663,000 in accounts payable and accrued liabilities, and a net increase of $189,000 in franchise and other receivables, offset, in part, by income from continuing operations of $1,092,000. Management anticipates that it will continue to make significant payments against existing liabilities associated with the closure of non-profitable Company-owned stores.

     For the six months ended June 30, 2003, cash flows provided by investing activities were $143,000, as compared to $799,000 for the comparable period in 2002. This was principally due to the maturing of numerous of the Company's franchise notes receivable during the past twelve months and early repayment of four franchise notes during the three months ended June 30, 2002.

     For the six months ended June 30, 2003, cash flows provided by financing activities were $760,000, principally due to the completion of the shareholder rights offering, offset by the repayment of the Company's debt financing and related party borrowings.

     In April 2003, the Company completed its shareholder rights offering, resulting in net proceeds of $1,859,000. With a portion of the proceeds, the Company paid off $417,000, $407,000 and $100,000, respectively, representing the remaining principal amounts due under a secured term note, a credit facility and a director loan.

     Management plans to continue to improve its cash flows during 2003 by improving store profitability through increased monitoring of store-by-store operations, continuing to implement reductions of administrative overhead expenses where necessary and feasible, actively supporting development programs for franchisees, and continuing to add new franchise stores to the system.
Management believes that with the successful execution of the aforementioned plans to improve cash flows, its existing cash, and the collection of outstanding receivables, there will be sufficient liquidity available for the Company to continue in operation through the third quarter of 2004. However, there can be no assurance that management will be able to successfully execute the aforementioned plans.

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


Item 4.  Controls and Procedures

a)       Evaluation of Disclosure Controls and Procedures

     Based on their evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, the Co-Chief Operating Officers (one of which is also the Company's Chief Financial Officer) have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Co-Chief Operating Officers, as appropriate to allow timely decisions regarding required disclosure.

b)       Changes in Internal Controls

     There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     On or about May 12, 2003, General Electric Capital Corporation commenced an action against Sterling Vision of California, Inc. and the Company, in the Supreme Court of the State of New York, County of Nassau, as the lessor of certain office equipment allegedly leased to Sterling Vision of California, Inc., and is seeking therein, among other things, damages against the Company, in the approximate amount of $266,000, in respect of claims arising under such lease. On June 3, 2003, the plaintiff's motion for an order of seizure and preliminary injunction, which was not opposed by the defendants, was granted by the Court. The defendants believe that they have a meritorious defense to such action. As of the date hereof, these proceedings were in the discovery stage.

     On May 20, 2003, Irondequoit Mall, LLC commenced an action against the Company and Sterling Vision of Irondequoit, Inc. alleging, among other things, that the Company had breached its obligations under its guaranty of the lease for the former Sterling Optical store located in Rochester, New York. The defendants believe that they have a meritorious defense to such action. As of the date hereof, these proceedings were in the discovery stage.

     On May 21, 2003, SMB Operating Company, LLC, the landlord of the Company's former Sterling Optical store located in Edina, Minnesota, commenced an action against the Company and its subsidiary, Sterling Vision of Southdale, Inc., alleging that the Company had breached its obligations under its guaranty of the lease for such store. The defendants believe that they have a meritorious defense to such action. As of the date hereof, the defendants' time to answer the complaint has not yet expired.

     In May 2003, the Company and Preit-Rubin settled their action, the terms of which provide, in material part, that the Company pay Preit-Rubin the aggregate sum of $187,500 and, upon the parties' full performance of their respective obligations under such settlement, the action will be dismissed with prejudice.

     On or about July 1, 2003, Eighth Street Tower Corporation commenced an action against the Company, in the District Court of the County of Hennepin, State of Minnesota, in which the plaintiff, as the Landlord of the Company's former Sterling Optical store located in Minneapolis, Minnesota, is seeking, among other things, damages against the Company, in the approximate amount of $50,000, under the lease for such store. The Company believes that it has a meritorious defense to such action. As of the date hereof, these proceedings were in the discovery stage.

     In August 2003, the Company and Wells Fargo settled their action, the terms of which provide, in material part, that the Company pay Wells Fargo the aggregate sum of $75,000 and, upon the parties' full performance of their respective obligations under such settlement, the action will be dismissed with prejudice.


Item 2. Changes in Securities and Use of Proceeds

Not applicable.


Item 3. Defaults Upon Senior Securities

Not applicable.


Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.


Item 6. Exhibits and Reports on Form 8-K

A.    Exhibits

     31.1 Certification of Co-Chief Operating Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

     31.2 Certification of Co-Chief Operating Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

     31.3 Certification of Co-Chief Operating Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

     32.1 Certification of Co-Chief Operating Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


B.    Reports on Form 8-K

     On April 25, 2003, the Company filed a Report on Form 8-K regarding the issuance of a press release, on April 24, 2003, regarding the announcement of the completion of its shareholder rights offering.

     On June 19, 2003, the Company filed a Report on Form 8-K regarding the issuance of a press release, on June 6, 2003, regarding the announcement of the receipt of an unsolicited offer to acquire all of the outstanding capital stock of the Company.

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


                                         BY: /s/ Brian P. Alessi
                                            -----------------------------------
                                             Brian P. Alessi
                                             Corporate Controller
                                             (Principal Accounting Officer)



                                         Dated: August 14, 2003

                                                                    Exhibit 31.1



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

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Date:  August 14, 2003


  /s/ Christopher G. Payan
-------------------------------
Christopher G. Payan
Co-Chief Operating Officer and
Chief Financial Officer

                                                                    Exhibit 31.2


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

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.



Date:  August 14, 2003


  /s/ Myles S. Lewis
---------------------------
Myles S. Lewis
Co-Chief Operating Officer

                                                                    Exhibit 31.3


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

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Date:  August 14, 2003


  /s/ Samuel Z. Herskowitz
-----------------------------
Samuel Z. Herskowitz
Co-Chief Operating Officer

                                                                    Exhibit 32.1



                              (Company Letterhead)



                   CERTIFITCATION PURSUANT TO 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Emerging Vision, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


         /s/ Christopher G. Payan
------------------------------------------
Name:    Christopher G. Payan
Title:   Co-Chief Operating Officer and
         Chief Financial Officer
Date:    August 14, 2003


         /s/ Myles S. Lewis
------------------------------------------
Name:    Myles S. Lewis
Title:   Co-Chief Operating Officer
Date:    August 14, 2003


         /s/ Samuel Z. Herskowitz
------------------------------------------
Name:    Samuel Z. Herskowitz
Title:   Co-Chief Operating Officer
Date:    August 14, 2003




     This certification accompanies this Form 10-Q and shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section.

     A signed original of this written statement required by Section 906 has been provided to, and will be retained by, Emerging Vision, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.