Form 10-Q
period 2003-09-30
EMERGING VISION INC
filed 2003-11-21
CIK 1002554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark one)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended September 30, 2003

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

                      Yes    X          No
                          ------           ------

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                      Yes               No    X
                          ------           ------

     As of November 17, 2003, there were 80,319,410 outstanding shares of the Registrant's Common Stock, par value $0.01 per share.

Item 1.  Financial Statements


                     EMERGING VISION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                           September 30,       December 31,
                                                                                               2003               2002
                                                                                           -------------       ------------
                                                                                            (Unaudited)
                                     ASSETS
Current assets:
         Cash and cash equivalents                                                         $    1,192           $     664
         Franchise receivables, net of allowance of $770 and $1,063,
            respectively                                                                        1,378               1,133
         Other receivables, net of allowance of $125 and $101, respectively                       372                 447
         Current portion of franchise notes receivable, net of allowance
            of $214 and $442, respectively                                                        321                 612
         Inventory, net                                                                           369                 456
         Prepaid expenses and other current assets                                                471                 321
                                                                                           -----------          ----------
                     Total current assets                                                       4,103               3,633
                                                                                           -----------          ----------

Property and equipment, net                                                                       518                 693
Franchise notes and other receivables, net of allowance of $549 and $1,486,
   respectively                                                                                   612                 781
Goodwill                                                                                        1,266               1,266
Other assets                                                                                      242                 277
                                                                                           -----------          ----------
                     Total assets                                                          $    6,741           $   6,650
                                                                                           ===========          ==========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
         Current portion of long-term debt                                                 $      180           $     626
         Accounts payable and accrued liabilities                                               5,105               5,945
         Accrual for store closings                                                               337               1,109
         Related party borrowings                                                                  29                 377
         Net liabilities of discontinued operations                                               125                 208
                                                                                           -----------          ----------
                     Total current liabilities                                                  5,776               8,265
                                                                                           -----------          ----------

Long-term debt                                                                                     79                 260
                                                                                           -----------          ----------
Related party borrowings                                                                          150                 231
                                                                                           -----------          ----------
Franchise deposits and other liabilities                                                        1,203               1,709
                                                                                           -----------          ----------

Contingencies (Note 9)

Shareholders' deficit:
        Preferred stock, $0.01 par value per share; 5,000,000 shares authorized:
           Senior Convertible Preferred Stock, $100,000 liquidation preference
           per share; 1 share issued and outstanding                                               74                  74
        Common stock, $0.01 par value per share; 150,000,000 shares authorized;
           80,193,197 and 29,422,957 shares issued, respectively, and 80,010,860
           and 29,740,620 shares outstanding, respectively                                        801                 299
     Treasury stock, at cost, 182,337 shares                                                     (204)               (204)
     Additional paid-in capital                                                               121,720             120,345
     Accumulated deficit                                                                     (122,858)           (124,329)
                                                                                           -----------          ----------
                    Total shareholders' deficit                                                  (467)             (3,815)
                                                                                           -----------          ----------
                    Total liabilities and shareholders' deficit                            $    6,741           $   6,650
                                                                                           ===========          ==========

     The accompanying notes are an integral part of these consolidated balance sheets.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In Thousands, Except Per Share Data)

                                                                                For the Three Months          For the Nine Months
                                                                                 Ended September 30,           Ended September 30,
                                                                                  2003         2002             2003        2002
                                                                                ---------------------         ---------------------
  Revenues:
       Net sales                                                                $  1,756    $  2,773          $  5,365    $  7,847
       Franchise royalties                                                         1,631       1,769             4,828       5,156
       Other franchise related fees                                                   51          49               257          56
       Interest on franchise notes receivable                                         33          80               126         254
       Other income                                                                   15         136                51         232
                                                                                ---------   ---------         ---------   ---------
            Total revenues                                                         3,486       4,807            10,627      13,545
                                                                                ---------   ---------         ---------   ---------

  Costs and expenses:
       Cost of sales                                                                 188         612               656       2,014
       Selling, general and administrative expenses                                2,705       6,031             8,129      14,199
       Costs associated with evaluation of Offer (Note 7)                             38           -                38           -
       Interest expense                                                               12          59               169         157
                                                                                ---------   ---------         ---------   ---------
            Total costs and expenses                                               2,943       6,702             8,992      16,370
                                                                                ---------   ---------         ---------   ---------

       Income (loss) from continuing operations before
          provision for income taxes                                                 543      (1,895)            1,635      (2,825)
       Provision for income taxes                                                      -           -                 -           -
                                                                                ---------   ---------         ---------   ---------
          Income (loss) from continuing operations                                   543      (1,895)            1,635      (2,825)
                                                                                ---------   ---------         ---------   ---------

  Discontinued operations (Note 3):
       Income (loss) from discontinued operations                                     56         287              (164)        167
                                                                                ---------   ---------        ----------   ---------
          Net income (loss)                                                     $    599    $ (1,608)        $   1,471    $ (2,658)
                                                                                =========   =========        ==========   =========

  Per share information - basic and diluted (Note 5):
       Income (loss) from continuing operations                                 $   0.01    $  (0.06)        $    0.02    $  (0.10)
       Income (loss) from discontinued operations                                   0.00        0.01              0.00        0.01
                                                                                ---------   ---------        ----------   ---------
          Net income (loss)                                                     $   0.01    $  (0.05)        $    0.02    $  (0.09)
                                                                                =========   =========        ==========   =========

  Weighted-average number of common shares outstanding -
       Basic                                                                      79,914      29,433            60,937      28,286
                                                                                =========   =========        ==========   =========
       Diluted                                                                   100,593      29,433            70,354      28,286
                                                                                =========   =========        ==========   =========

     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In Thousands)

                                                                                            For the Nine Months Ended
                                                                                                  September 30,
                                                                                         ---------------------------------
                                                                                              2003               2002
                                                                                         ---------------   ---------------
Cash flows from operating activities:
     Income (loss) from continuing operations                                              $    1,635        $   (2,825)
     Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
           Depreciation and amortization                                                          224               372
           Provision for doubtful accounts                                                         37               724
           Amortization of debt discount                                                          103                63
           Charges related to long-lived assets                                                     -               181
     Changes in operating assets and liabilities:
           Franchise and other receivables                                                       (216)              346
           Inventory                                                                               87               320
           Prepaid expenses and other current assets                                             (150)             (271)
           Other assets                                                                            35                57
           Accounts payable and accrued liabilities                                            (1,065)             (593)
           Franchise deposits and other liabilities                                              (506)             (167)
           Accrual for store closings                                                            (772)              (63)
                                                                                           -----------       -----------
Net cash used in operating activities                                                            (588)           (1,856)
                                                                                           -----------       -----------

Cash flows from investing activities:
     Franchise notes receivable issued                                                            (21)              (71)
     Proceeds from franchise and other notes receivable                                           490             1,234
     Purchases of property and equipment                                                          (49)             (245)
                                                                                           -----------       -----------
Net cash provided by investing activities                                                         420               918
                                                                                           -----------       -----------

Cash flows from financing activities:
     Proceeds from issuance of common stock upon exercise of options and
        warrants                                                                                   18                23
     Proceeds from borrowings                                                                     249             1,900
     Payments on borrowings                                                                    (1,408)           (1,589)
     Net proceeds from Rights Offering                                                          1,859                 -
                                                                                           -----------       -----------
Net cash provided by financing activities                                                         718               334
                                                                                           -----------       -----------
Net cash provided by (used in) continuing operations                                              550              (604)
                                                                                           -----------       -----------
Net cash (used in) provided by discontinued operations                                            (22)              152
                                                                                           -----------       -----------
   Net increase (decrease) in cash and cash equivalents                                           528              (452)
   Cash and cash equivalents - beginning of period                                                664             1,053
                                                                                           -----------       -----------
   Cash and cash equivalents - end of period                                               $    1,192        $      601
                                                                                           ===========       ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                                             $       65        $       97
                                                                                           ===========       ===========
      Taxes                                                                                $       72        $       55
                                                                                           ===========       ===========

     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                        (In Thousands, Except Share Data)



                                                                            Treasury
                                    Senior Convertible                       Stock,           Additional                   Total
                                     Preferred Stock        Common Stock     at cost           Paid-In    Accumulated  Shareholders'
                                    Shares    Amount   Shares       Amount   Shares   Amount   Capital      Deficit       Deficit
                                    ------    ------  ----------   --------  ------   ------  ----------  -----------  ------------


BALANCE - DECEMBER 31, 2002              1   $   74   29,922,957   $   299   182,337  $(204)   $120,345    $(124,329)    $ (3,815)
                                    ------   ------   ----------   --------  -------  -----    --------    ---------     ---------
Exercise of stock options and
   warrants                              -        -      270,240         2         -      -          16            -           18
Issuance of common shares in
  connection with Rights
  Offering (Note 7)                      -        -   50,000,000       500         -      -         838            -        1,338
Issuance of warrants in connection
  with Rights Offering (Note 7)          -        -            -         -         -      -         521            -          521
Net income                               -        -            -         -         -      -           -        1,471        1,471
                                    ------   ------   ----------   --------  -------  -----    --------    ---------     ---------
BALANCE - SEPTEMBER 30, 2003             1   $   74   80,193,197   $   801   182,337  $(204)   $121,720    $(122,858)    $   (467)
       (Unaudited)                  ======   ======   ==========   ========  =======  =====    ========    =========     =========


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


NOTE 2 - MANAGEMENT'S LIQUIDITY PLANS:

     As of September 30, 2003 (exclusive of net liabilities of discontinued operations), the Company had reduced its negative working capital from
$4,424,000 (as of December 31, 2002) to $1,548,000, and had cash on hand of $1,192,000. During the nine months ended September 30, 2003, the Company used $588,000 of cash in its operating activities. This usage was a result of a decrease in the accrual for store closings of $772,000 (Note 8), a decrease of $506,000 in franchise deposits and other liabilities, a decrease of $1,065,000 in accounts payable and accrued liabilities, an increase of $150,000 in prepaid expenses and other current assets, and a net increase of $216,000 in franchise and other receivables, offset, in part, by income from continuing operations of $1,635,000.

     Management plans to continue to improve its cash flows during 2003 by improving store profitability through increased monitoring of store-by-store operations, continuing to implement reductions of administrative overhead expenses where necessary and feasible, actively supporting development programs for franchisees, and continuing to add new franchise stores to the system.
Management believes that with the successful execution of the aforementioned plans to improve cash flows, its existing cash, and the collection of outstanding receivables, there will be sufficient liquidity available for the Company to continue in operation through the fourth quarter of 2004. However, there can be no assurance that management will be able to successfully execute the aforementioned plans.


NOTE 3 - DISCONTINUED OPERATIONS:

     As of September 30, 2003, there was approximately $284,000 of expenses associated with the Company's discontinued operations accrued as part of accounts payable and accrued liabilities on the accompanying Consolidated Balance Sheet. The majority of this amount (of which $225,000 was provided for during the nine months ended September 30, 2003) relates to certain potential ongoing liabilities that the Company agreed to guarantee in connection with its sale of Insight Laser Centers N.Y.I., Inc. (the "Ambulatory Center") (Note 9). These expenses were offset by income from discontinued operations during the three months ended September 30, 2003, resulting from the reversal of certain liabilities that existed at the time such operations were discontinued.


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

     Prior to 2003, the Company accounted for stock-based employee compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based compensation cost is reflected in the 2002 net loss, as all options granted to employees had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based compensation cost of approximately $1,000 is reflected in the 2003 net income as a result of the grant, on May 30, 2003, of an aggregate of 700,000 stock options to the Company's directors and Co-Chief Operating Officers. The following table illustrates the effect on net income (loss) and net income (loss) per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

                                                            Three Months Ended                Nine Months Ended
                                                               September 30,                    September 30,
                                                              (In thousands)                   (In thousands)
                                                      ---------------- --------------- --------------- ----------------
                                                            2003             2002            2003            2002
                                                      ---------------- --------------- --------------- ----------------
    Net income (loss) - as reported                      $     599        $  (1,608)      $   1,471       $  (2,658)
    Deduct: Total stock-based employee compensation
       expense determined under fair value method
       for all awards                                           (9)          (1,081)           (864)         (3,243)
                                                         ----------       ----------      ----------      ----------
    Pro forma net income (loss)                          $     590        $  (2,689)      $     607       $  (5,901)
                                                         ==========       ==========      ==========      ==========

    Earnings per share:
           Basic and diluted - as reported               $    0.01        $   (0.05)      $    0.02       $   (0.09)
                                                         ==========       ==========      ==========      ==========
           Basic and diluted - pro forma                 $    0.01        $   (0.09)      $    0.01       $   (0.21)
                                                         ==========       ==========      ==========      ==========

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

     Net sales - Represents revenues from the sale of eye care products and related services;

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


NOTE 5 - PER SHARE INFORMATION:

     In  accordance  with SFAS No. 128,  "Earnings  Per Share"  basic net income
(loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income
(loss) per common  share  ("Diluted  EPS") is computed  by  dividing  net income
(loss) by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company's Consolidated Statements of Operations. Common stock equivalents totaling 9,477,658 were excluded from the computation for the three and nine months ended September 30, 2002, as their impact would have been anti-dilutive. Common stock equivalents totaling 9,062,323 (of an aggregate of 59,642,083 for the nine and three months ended September 30, 2003, respectively) were excluded from the computation for the three and nine months ended September 30, 2003, as their impact would have been anti-dilutive.

     The following table sets forth the computation of basic and diluted per share information:

                                                         For the Three Months Ended        For the Nine Months Ended
                                                               September 30,                     September 30,
                                                               (In thousands)                   (In thousands)
                                                      ---------------- ---------------- --------------- ----------------
                                                            2003             2002             2003            2002
                                                      ---------------- ---------------- --------------- ----------------
Numerator:

     Income (loss) from continuing operations            $     543        $  (1,895)       $    1,635      $   (2,825)
     Income (loss) from discontinued operations                 56              287              (164)            167
                                                         ----------       ----------       -----------     -----------
        Net income (loss)                                $     599        $  (1,608)       $    1,471      $   (2,658)
                                                         ==========       ==========       ===========     ===========

Denominator:

     Weighted average common shares outstanding             79,914           29,433            60,937          28,286
     Dilutive effect of:
        Stock options                                          286                -                95               -
        Warrants issued in connection with Rights
           Offering                                         20,393                -             9,322               -
                                                         ----------       ----------       -----------     -----------
     Weighted average common shares
        outstanding, assuming dilution                     100,593           29,433            70,354          28,286
                                                         ==========       ==========       ===========     ===========

Basic and Diluted Per Share Information:

     Income (loss) from continuing operations            $    0.01        $   (0.06)       $     0.02      $    (0.10)
     Income (loss) from discontinued operations               0.00             0.01              0.00            0.01
                                                         ----------       ----------       -----------     -----------
        Net income (loss)                                $    0.01        $   (0.05)       $     0.02      $    (0.09)
                                                         ==========       ==========       ===========     ===========

NOTE 6 - SHAREHOLDER RIGHTS OFFERING:

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

     The terms of the Rights Offering provided that each shareholder was granted
1.67 non-transferable rights for every share of Common Stock owned as of the record date, February 25, 2003. Each right was exercisable for one unit at a price of $0.04.

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

     As a result of the acquisition of shares in the Rights Offering, the percentage ownership, of the Company, of certain of the Company's shareholders has increased or, upon the exercise of warrants obtained in the Rights Offering such percentage ownership could increase, to 5% or more. Such transactions, as well as past, and possible future, sales, acquisitions, transfers, conversions, exercises and/or other dispositions of stock, options, warrants and other securities in or of the Company, by existing and/or future owners of 5% or more of the Company, may have resulted, or could in the future result, in an "ownership change" (as defined in Section 382 of the Internal Revenue Code of 1986, as amended). The occurence of a Section 382 "ownership change" could significantly limit the Company's use of its net operating loss carry-forwards and similar corporate tax attributes (to offset future federal taxable income), which, as of December 31, 2002, were approximately $44,000,000 in the aggregate.


NOTE 7 - OFFER TO ACQUIRE OUTSTANDING CAPITAL STOCK:

     On June 6, 2003, the Company received an unsolicited offer (the "Offer"), from Horizons Investors Corp. ("Horizons"), Drs. Robert and Alan Cohen, and certain of the Cohen family members (the "Offering Group"), to acquire all of the outstanding capital stock of the Company.

     The Offer provided that the Offering Group would purchase all of the outstanding Common Stock of the Company for a price per share of $0.07 (the "Offered Price"), payable in cash, and that holders of vested employee options and warrants would be entitled to receive, in cash, the difference, if a positive number, between the Offered Price and the exercise price of such options and warrants.

     Horizons, Drs. Robert and Alan Cohen and certain of the Cohen family members are the holders of, in the aggregate, approximately seventy-four (74%) percent of the Company's outstanding Common Stock, and Drs. Robert and Alan Cohen, and Benito R. Fernandez, a principal shareholder of Horizons, are members of the Board of Directors of the Company.

     On November 5, 2003, the Offering Group rescinded the Offer in all respects. The Company has no additional information with respect to the Offering Group's rescission of the Offer.


NOTE 8 - ACCRUAL FOR STORE CLOSINGS:

     Effective January 1, 2003, the Company adopted the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supercedes Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." In accordance therewith, the Company records a liability for a cost associated with an exit or disposal activity when the liability is incurred. Prior to January 1, 2003, a provision was recorded at the time the determination was made to close a particular store and was based on the expected net proceeds, if any, to be generated from the disposition of the store's assets, as compared to the carrying value (after consideration of impairment, if any) of such store's assets and the estimated costs (including lease termination costs and other expenses) that were anticipated to be incurred in the closing of the store in question. As of December 31, 2002, the Company had accrued approximately $1,109,000 related to its anticipated closure of 11 stores. During the nine months ended September 30, 2003, the Company successfully closed ten of such stores. As of September 30, 2003, $337,000 remained as an accrual for store closings on the accompanying Consolidated Balance Sheet. The Company anticipates completing its closure plan by the end of 2003. No additional provision was provided during the nine months ended September 30, 2003.


NOTE 9 - CONTINGENCIES:

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

     In 1999, Berenter Greenhouse and Webster, the advertising agency previously utilized by the Company, commenced an action, against the Company, in the New York State Supreme Court, New York County, for amounts alleged to be due for advertising and related fees. The amounts claimed by the plaintiff are in excess of $200,000. In response to this action, the Company filed counterclaims of approximately $500,000, based upon estimated overpayments allegedly made by the Company pursuant to the agreement previously entered into between the parties. As of the date hereof, these proceedings were still in the discovery stage.

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

     In May 2002, a class action was commenced in the California Superior Court, Los Angeles County, against the Company and VisionCare of California, Inc. ("VCC"), a wholly owned subsidiary of the Company, by Consumer Cause, Inc., seeking a preliminary and permanent injunction enjoining the defendants from their continued alleged violation of the California Business and Professions Code (the "California Code"), and restitution based upon the defendants' alleged illegal charging of dilation fees during the four year period immediately preceding the date of the plaintiff's commencement of such action. In its complaint, the plaintiff alleged that VCC's employment of licensed optometrists, as well as its operation (under the name Sterling VisionCare) of optometric offices in locations which are usually situated adjacent to the Company's retail optical stores located in the State of California, violates certain provisions of the California Code and was seeking to permanently enjoin VCC from continuing to operate in such manner. In November 2002, the plaintiffs filed an amended complaint removing VCC as a defendant in this action. In January 2003, on motion of the Company, the court dismissed this action, with prejudice, and without liability to the Company. In April 2003, the plaintiff filed a Notice of Appeal of the decision of the lower court dismissing this action. The Company intends to vigorously pursue its opposition of this appeal.

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

     In December 2002, Pyramid Champlain Company ("Pyramid") commenced an action against the Company, in the Supreme Court of the State of New York, Onondaga County, in which Pyramid, as the landlord of the Company's former Sterling Optical Center located in Plattsburg, New York, is seeking, among other things, damages against the Company, in the approximate amount of $230,000, under the lease for such Center. As of the date hereof, these proceedings were in the discovery stage. While the Company believes that it has a meritorious defense to such action, a settlement, in principal, of the action has been reached with Pyramid, the terms of which provide that the Company will pay to Pyramid the aggregate sum of $125,000, in consideration for Pyramid's dismissal of the action, with prejudice, and the exchange of mutual general releases. There can be no assurance, however, that this settlement will be consummated.

     On or about January 15, 2003, Wells Fargo Financial Leasing, Inc. commenced an action against the Company, in the United States District Court, Eastern District of New York, as the lessor of certain office equipment allegedly leased to the Company, and was seeking therein, among other things, damages against the Company, in the approximate amount of $100,000, in respect of claims arising under such lease. In August 2003, the Company and Wells Fargo settled the action, the terms of which provide, in material part, that the Company pay Wells Fargo the aggregate sum of $75,000 and, upon the parties' full performance of their respective obligations under such settlement, the action will be dismissed with prejudice.

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

     On May 21, 2003, SMB Operating Company, LLC ("SMB"), the landlord of the Company's former Sterling Optical store located in Edina, Minnesota, commenced an action against the Company and its subsidiary, Sterling Vision of Southdale, Inc., alleging that the Company had breached its obligations under its guaranty of the lease for such store. The defendants believe that they have a meritorious defense to such action. As of the date hereof, the defendants' time to answer the complaint has not yet expired. While the Company believes that it has a meritorious defense to such action, a settlement, in principal, of the action has been reached with SMB, the terms of which provide that the Company will pay to SMB the aggregate sum of $70,000, in consideration for SMB's dismissal of the action, with prejudice, and the exchange of mutual general releases. There can be no assurance, however, that this settlement will be consummated.

     On or about July 1, 2003, Eighth Street Tower Corporation ("ESTC") commenced an action against the Company, in the District Court of the County of Hennepin, State of Minnesota, in which the plaintiff, as the Landlord of the Company's former Sterling Optical store located in Minneapolis, Minnesota, is seeking, among other things, damages against the Company, in the approximate amount of $55,000, under the lease for such store. As of the date hereof, these proceedings were in the discovery stage. While the Company believes that it has a meritorious defense to such action, a settlement, in principal, of the action has been reached with ESTC, the terms of which provide that the Company will pay to ESTC the aggregate sum of $45,000, in consideration for ESTC's dismissal of the action, with prejudice, and the exchange of mutual general releases. There can be no assurance, however, that this settlement will be consummated.

     In August 2003, Developers Diversified Realty Corporation ("DDRC") commenced an action against the Company, in the Iowa District Court of Wapello County, in which DDRC, as the Landlord of the Company's former Sterling Optical store located in Ottumwa, Iowa, is seeking, among other things, damages against the Company, in the approximate amount of $115,000, under the lease for such store. The Company believes that it has a meritorious defense to such action. As of the date hereof, these proceedings were in the discovery stage.

     In October 2003, Luzerne Optical Laboratories, Ltd. ("Luzerne") commenced an action against the Company in the State of Pennsylvania, seeking payment of the approximate sum of $240,000 for ophthalmic lenses and laboratory services allegedly purchased by the Company. On November 6, 2003, the Company filed a motion to remove such action, from the Court of Common Pleas of Luzerne County, to the United States District Court, Eastern District of Pennsylvania and, accordingly, the Company's time to answer the complaint in this action has not yet expired. The Company believes that is has a meritorious defense to such action.

     In addition to the foregoing, the Company is a defendant in certain lawsuits alleging various claims incurred in the ordinary course of business, certain of which claims are covered by various insurance policies, subject to certain deductible amounts and maximum policy limits. In the opinion of management, the resolution of these claims should not have a material adverse effect, individually or in the aggregate, upon the Company's business or financial condition. Other than as set forth above, management believes that there are no other legal proceedings pending or threatened to which the Company is, or may be, a party, or to which any of its properties are or may be subject to, which, in the opinion of management, will have a material adverse effect on the Company. Additionally, with respect to the landlord-tenant actions described herein, the Company has already accounted for the estimated possible costs (including possible judgments) associated with such actions as part of the accrual for store closings as of September 30, 2003.

Guarantees

     In connection with the Company's sale of the Ambulatory Center on May 31, 2001 (Note 3), the Company agreed to guarantee certain of the potential ongoing liabilities of the Ambulatory Center. As of December 31, 2002, the Company had accrued $159,000 for estimated guaranteed liabilities in 2002. During the nine months ended September 30, 2003, the Company accrued an additional $225,000 for such estimated guaranteed liabilities, representing the estimated cash flow losses of the Ambulatory Center through September 30, 2003, based on information provided by the owner.

     In September 2003, the Company entered into a series of agreements, with the owner of the Ambulatory Center and the landlord of the premises, pursuant to which the Company's future guarantee is now expressly limited to that of the minimum base rent and additional rent, payable under the lease for the premises, as adjusted in accordance with the agreements. In connection with the agreements, the Company agreed to settle its outstanding liabilities allegedly due under its guarantee, which liabilities were settled at lower amounts than the Company had originally accrued for.

     As of September 30, 2003, the Company was a guarantor of certain leases of retail optical stores franchised and subleased to its franchisees. In the event that all of such franchisees defaulted on their respective subleases, the Company would be obligated for aggregate lease obligations of approximately $5,003,000.


NOTE 10 - EXECUTIVE COMPENSATION:

     On May 30, 2003, the Compensation Committee (the "Committee") of the Board granted 100,000 stock options to each of the three Co-Chief Operating Officers of the Company. The options have an exercise price of $0.05, a term of 10 years, and are immediately exercisable. One of the Co-Chief Operating Officers (who is also the Company's Chief Financial Officer) has an employment agreement that provides for an incentive bonus based on the Company's achievement of certain EBITDA targets, as defined in his agreement. The Committee also resolved that each of the Company's two other Co-Chief Operating Officers would also receive an incentive bonus based on substantially the same terms as provided to the other Co-Chief Operating Officer, pursuant to his employment agreement. On November 11, 2003 and November 13, 2003, respectively, two of the Company's Co-Chief Operating Officers exercised the aforementioned 100,000 stock options granted to each of them.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     This Report contains certain forward-looking statements and information relating to the Company that are/is based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. When used in this Report, the words "anticipate", "believe", "estimate", "expect", and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events, are not guarantees of future performance and are subject to certain risks and uncertainties. These risks and uncertainties may include, among other items: potential conflicts of interest that could occur with certain of our directors; the retention of certain members of our management team; our inability to control the management of our franchised stores; the effects of new state, local and federal regulations that affect the health care industry; our ability to continue to enter favorable arrangements with health care providers; increased competition from other eyewear providers; the acceptance of refractive laser surgery; product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products, services and pricing; product development, commercialization and technological difficulties; our ability, or lack thereof, to secure additional financing in the future, if necessary, due to the potential lack of liquidity of our common stock; the potential limitation on the use of our net operating loss carry-forwards in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, based on certain future changes in ownership that could occur; the possibility that we will be unable to successfully execute our business plan; and the outcome of pending and future litigation. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as "anticipated", "believed", "estimated", or "expected". The Company does not intend to update these forward-looking statements.


Results of Operations

For the Three and Nine Months Ended September 30, 2003, as Compared to the Comparable Period in 2002

     Net sales for Company-owned stores, including revenues generated by the Company's wholly-owned subsidiary, VisionCare of California, Inc., a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care, decreased by approximately $1,017,000, or 36.7%, to $1,756,000 for the three months ended September 30, 2003, as compared to $2,773,000 for the comparable period in 2002, and decreased by approximately $2,482,000, or 31.6%, to $5,365,000 for the nine months ended September 30, 2003, as compared to $7,847,000 for the comparable period in 2002. These decreases were primarily due to the lower average number of Company-owned stores in operation during the three and nine months ended September 30, 2003, as compared to the same periods in 2002. This decrease was in line with management's expectations due to the closing of non-profitable Company-owned stores.

     As of September 30, 2003, there were 172 stores in operation, consisting of 13 Company-owned stores (including 6 Company-owned stores being managed by franchisees) and 159 franchised stores, as compared to 186 stores in operation as of September 30, 2002, consisting of 31 Company-owned stores (including 13 Company-owned stores being managed by franchisees) and 155 franchised stores. On a same store basis (for those stores that the Company continues to operate as Company-owned stores), comparative net sales decreased by $41,000, or 5.0%, to $784,000 for the three months ended September 30, 2003, as compared to $825,000 for the comparable period in 2002, and decreased by $108,000, or 4.2%, to $2,441,000 for the nine months ended September 30, 2003, as compared to $2,549,000 for the comparable period in 2002. Management believes that the year-to-date decline was a direct result of the general downturn in the economy.

     Franchise royalties decreased by $138,000, or 7.8%, to $1,631,000 for the three months ended September 30, 2003, as compared to $1,769,000 for the comparable period in 2002, and decreased by $328,000, or 6.4%, to $4,828,000 for the nine months ended September 30, 2003, as compared to $5,156,000 for the comparable period in 2002. These decreases were primarily a result of a lower average number of franchised stores in operation during the three and nine months ended September 30, 2003 as compared to 2002.

     For the three and nine months ended September 30, 2003, there were $51,000 and $257,000 of other franchise related fees, respectively. For the three and nine months ended September 30, 2002, the Company recognized $49,000 and $56,000 of such fees, respectively. These increases were primarily attributable to the Company entering into thirteen new franchise agreements during the nine months ended September 30, 2003.

     Interest on franchise notes receivable decreased by $47,000, or 58.8%, to $33,000 for the three months ended September 30, 2003, as compared to $80,000 for the comparable period in 2002, and decreased $128,000, or 50.4%, to $126,000 for the nine months ended September 30, 2003, as compared to $254,000 for the comparable period in 2002. These decreases were primarily due to numerous franchise notes maturing during the past 12 months and only two new notes being generated during the three and nine months ended September 30, 2003, as compared to the comparable periods in 2002.

     Excluding revenues generated by the Company's wholly-owned subsidiary, VisionCare of California, Inc., the Company's gross profit margin increased by 14.9%, to 76.5%, for the three months ended September 30, 2003, as compared to 61.6% for the comparable period in 2002, and increased by 13.6%, to 76.6% for the nine months ended September 30, 2003, as compared to 63.0% for the comparable period in 2002. These increases were mainly a result of improved inventory management and control, improved purchasing at lower average product costs, and improved discounts obtained in 2003 from certain of the Company's vendors. Additionally, during the nine months ended September 30, 2003, the Company settled liabilities with certain of its vendors at lower amounts than originally anticipated, which had a positive effect on its gross profit margin. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competitive pricing, and promotional incentives.

     Selling, general and administrative expenses decreased by $3,326,000, or 55.1%, to $2,705,000 for the three months ended September 30, 2003, as compared to $6,031,000 for the comparable period in 2002, and decreased by $6,070,000, or 42.7%, to $8,129,000 for the nine months ended September 30, 2003, as compared to $14,199,000 for the comparable period in 2002. These decreases were primarily due to management's plan to reduce administrative expenses, where necessary and feasible, and to close non-profitable Company-owned stores. Included in these decreases were reductions in salaries and related expenses of $706,000 and $1,596,000, facility and other overhead charges of $803,000 and $2,490,000, professional fees of $252,000 and $410,000, provision for doubtful accounts of $616,000 and $687,000, and provision for store closings of $617,000 for the three and nine-month periods ended September 30, 2003, respectively.

     Interest expense decreased by $47,000, to $12,000, for the three months ended September 30, 2003, as compared to $59,000 for the comparable period in 2002, and increased by $12,000, to $169,000, for the nine months ended September 30, 2003, as compared to $157,000 for the comparable period in 2002. The decrease during the three months ended September 30, 2003 was a result of the Company paying off the majority of its debt obligations in April 2003 with the proceeds received from its shareholder rights offering. During the entire comparable period in 2002, the Company was incurring interest on those same debt obligations. The increase during the nine months ended September 30, 2003, was primarily due to the amortization of the remaining debt discount resulting from aforementioned debt payment in April 2003.


Liquidity and Capital Resources

     As of September 30, 2003 (exclusive of net liabilities of discontinued operations), the Company had reduced its negative working capital from
$4,424,000 (as of December 31, 2002) to $1,548,000, and had cash on hand of $1,192,000. During the nine months ended September 30, 2003, the Company used $588,000 of cash in its operating activities. This usage was a result of a decrease in the accrual for store closings of $772,000 (Note 8), a decrease of $506,000 in franchise deposits and other liabilities, a decrease of $1,065,000 in accounts payable and accrued liabilities, an increase of $150,000 in prepaid expenses and other current assets, and a net increase of $216,000 in franchise and other receivables, offset, in part, by income from continuing operations of $1,635,000.

     For the nine months ended September 30, 2003, cash flows provided by investing activities were $420,000, as compared to $918,000 for the comparable period in 2002. This was principally due to the maturing of numerous of the Company's franchise notes receivable during the twelve months ended March 31, 2003 and the early repayment of four franchise notes during the nine months ended September 30, 2002.

     For the nine months ended September 30, 2003, cash flows provided by financing activities were $718,000, principally due to the completion of the shareholder rights offering, offset by the repayment of the Company's long term debt and related party borrowings.

     In April 2003, the Company completed its shareholder rights offering, resulting in net proceeds of $1,859,000. With a portion of the proceeds, the Company paid off $417,000, $407,000 and $100,000, respectively, representing the remaining principal amounts due under a secured term note, a credit facility and a director loan.

     Management plans to continue to improve its cash flows during 2003 by improving store profitability through increased monitoring of store-by-store operations, continuing to implement reductions of administrative overhead expenses where necessary and feasible, actively supporting development programs for franchisees, and continuing to add new franchise stores to the system.
Management believes that with the successful execution of the aforementioned plans to improve cash flows, its existing cash, and the collection of outstanding receivables, there will be sufficient liquidity available for the Company to continue in operation through the fourth quarter of 2004. However, there can be no assurance that management will be able to successfully execute the aforementioned plans.

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


Item 4.  Controls and Procedures

a)       Evaluation of Disclosure Controls and Procedures

     Based on their evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, the Co-Chief Operating Officers (each of whom are Principal Executive Officers, and one of whom is also the Company's Chief Financial Officer) have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Co-Chief Operating Officers, as appropriate to allow timely decisions regarding required disclosure.

b)       Changes in Internal Controls

     There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     In August 2003, Developers Diversified Realty Corporation ("DDRC") commenced an action against the Company, in the Iowa District Court of Wapello County, in which DDRC, as the Landlord of the Company's former Sterling Optical store located in Ottumwa, Iowa, is seeking, among other things, damages against the Company, in the approximate amount of $115,000, under the lease for such store. The Company believes that it has a meritorious defense to such action. As of the date hereof, these proceedings were in the discovery stage.

     In October 2003, Luzerne Optical Laboratories, Ltd. ("Luzerne") commenced an action against the Company in the State of Pennsylvania, seeking payment of the approximate sum of $240,000 for ophthalmic lenses and laboratory services allegedly purchased by the Company. On November 6, 2003, the Company filed a motion to remove such action, from the Court of Common Pleas of Luzerne County, to the United States District Court, Eastern District of Pennsylvania and, accordingly, the Company's time to answer the complaint in this action has not yet expired. The Company believes that is has a meritorious defense to such action.

     In October 2003, the Company reached a settlement, in principal, of the action by SMB Operating Company, LLC ("SMB"), the terms of which provide that the Company will pay to SMB the aggregate sum of $70,000, in consideration for SMB's dismissal of the action, with prejudice, and the exchange of mutual general releases. There can be no assurance, however, that this settlement will be consummated.

     In November 2003, the Company reached a settlement, in principal, of the action by Pyramid Champlain Company ("Pyramid"), the terms of which provide that the Company will pay to Pyramid the aggregate sum of $125,000, in consideration for Pyramid's dismissal of the action, with prejudice, and the exchange of mutual general releases. There can be no assurance, however, that this settlement will be consummated.

     In November 2003, the Company reached a settlement, in principal, of the action by Eighth Street Tower Corporation ("ESTC"), the terms of which provide that the Company will pay to ESTC the aggregate sum of $45,000, in consideration for ESTC's dismissal of the action, with prejudice, and the exchange of mutual general releases. There can be no assurance, however, that this settlement will be consummated.


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

None.

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



                                         Dated:   November 21, 2003

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


Date:       November 21, 2003


  /s/ Christopher G. Payan
------------------------------------
Christopher G. Payan
Co-Chief Operating Officer and
Chief Financial Officer
(Co-Principal Executive Officer and
Principal Financial Officer)

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



Date:       November 21, 2003


  /s/ Myles S. Lewis
---------------------------------
Myles S. Lewis
Co-Chief Operating Officer
(Co-Principal Executive Officer)

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


Date:       November 21, 2003


  /s/ Samuel Z. Herskowitz
-----------------------------------
Samuel Z. Herskowitz
Co-Chief Operating Officer
(Co-Principal Executive Officer)

                                                                    Exhibit 32.1


                    CERTIFICATION PURSUANT TO 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Emerging Vision, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



         /s/ Christopher G. Payan
---------------------------------------------
Name:    Christopher G. Payan
Title:   Co-Chief Operating Officer and
         Chief Financial Officer
         (Co-Principal Executive Officer and
         Principal Financial Officer)
Date:    November 21, 2003


         /s/ Myles S. Lewis
---------------------------------------------
Name:    Myles S. Lewis
Title:   Co-Chief Operating Officer
         (Co-Principal Executive Officer)
Date:    November 21, 2003


         /s/ Samuel Z. Herskowitz
---------------------------------------------
Name:    Samuel Z. Herskowitz
Title:   Co-Chief Operating Officer
         (Co-Principal Executive Officer)
Date:    November 21, 2003




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