Form 10-K
period 2003-12-31
EMERGING VISION INC
filed 2004-04-05
CIK 1002554

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15 (d) of the
                      Securities and Exchange Act of 1934

                   For the fiscal year ended December 31, 2003

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

                          Yes   X             No
                              -----               -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.

                          Yes                 No    X
                              -----               -----

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2003, was $2,262,794.

Number of shares outstanding as of March 22, 2004:

          67,786,152 shares of Common Stock, par value $0.01 per share


Documents incorporated by reference:  None

                                     Part I
                                     ------
Item 1.  Business


GENERAL

     Emerging Vision, Inc. (the "Registrant" and, together with its subsidiaries, hereinafter the "Company" or "Emerging") is one of the largest chains of retail optical stores and one of the largest franchise optical chains in the United States, based upon management's beliefs, domestic sales and the number of locations of Company-owned and franchised stores (collectively referred to herein after as "Sterling Stores"). The Registrant was incorporated under the laws of the State of New York in January 1992 and, in July 1992, purchased substantially all of the assets of Sterling Optical Corp., a New York corporation then a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code.


STORE OPERATIONS

     The Company and its franchisees operate retail optical stores under the trade names "Sterling Optical," "Site For Sore Eyes," "Duling Optical" and "Singer Specs," although most stores (other than the Company's Site for Sore Eyes stores located in Northern California) operate under the name "Sterling Optical." The Company also operates VisionCare of California, Inc. ("VCC"), a specialized health care maintenance organization licensed by the State of
California Department of Managed Health Care, which employs licensed optometrists who render services in offices located immediately adjacent to, or within, most Sterling Stores located in California.

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

     Occasionally, the Company sells the assets of certain of its Company-owned stores to qualified franchisees and, in certain instances, realizes a profit on the conveyance of the assets of such stores. Through these sales, along with the opening of new stores by qualified franchisees, the Company seeks to create a stream of royalty payments based upon a percentage of the gross revenues of the franchised locations, and grow both the Sterling Optical and Site For Sore Eyes brand names. The Company currently derives its revenues from the sale of eye care products and services at Company-owned stores, membership fees paid to VCC, and ongoing royalty fees based upon a percentage of the gross revenues of its franchised stores.

     As of December 31, 2003, there were 172 Sterling Stores in operation, consisting of 14 Company-owned stores (five of which were being managed by franchisees) and 158 franchised stores. The Company currently is focused on expanding its franchised store operations. Sterling Stores are located in 20 states, the District of Columbia, Canada and the U.S. Virgin Islands.

     The following chart sets forth the breakdown of Sterling Stores in operation as of December 31, 2003 and 2002:

                                                            December 31,
                                                       2003(*)          2002
                                                      -----------------------
I. COMPANY-OWNED STORES:

   Company-owned stores...............................   9               15
   Company-owned stores managed by franchisees........   5                8
                                                       ---              ---
      Total...........................................  14               23
                                                       ===              ===

     (*)Existing store locations: California (1), Maryland (1), Nebraska (1), New York (9), North Dakota (1), and Wisconsin (1).

II. FRANCHISED STORES:

   Franchised stores.................................  158              159

     (*)Existing store locations: California (39), Delaware (5), Florida (1), Illinois (1), Kentucky (1), Maryland (14), Massachusetts (1), Minnesota (1), Montana (1), Nevada (1), New Jersey (7), New York (40), North Dakota (5), Ontario, Canada (2), Pennsylvania (14), South Dakota (1), Texas (1), Virginia
(8), Washington, D.C. (2), West Virginia (1), Wisconsin (10) and the U.S. Virgin Islands (2).


     Sterling Stores generally range in size from approximately 1,000 square feet to 2,000 square feet, are similar in appearance and are operated under certain uniform standards and operating procedures. Many Sterling Stores are located in enclosed regional shopping malls and smaller strip centers, with a limited number of Sterling Stores being housed in freestanding buildings with adjacent parking facilities. Sterling Stores are generally clustered within geographic market areas to maximize the benefit of advertising strategies and minimize the cost of supervising operations.

     In response to the eyewear market becoming increasingly fashion-oriented during the past decade, most Sterling Stores carry a large selection of ophthalmic eyeglass frames. The Company frequently test-markets various brands of sunglasses, ophthalmic lenses, contact lenses and designer frames. Small quantities of these items are usually purchased for selected stores that test customer response and interest. If a product test is successful, the Company attempts to negotiate a system-wide preferred vendor discount for the product in an effort to maximize system-wide sales and profits.


FRANCHISE SYSTEM

     An integral part of the Company's franchise system includes providing a high level of marketing, financial, training and administrative support to its franchisees. The Company provides "grand opening" assistance for each new franchised location by consulting with its franchisees with respect to store design, fixture and equipment requirements and sources, inventory selection and sources, and marketing and promotional programs, as well as assistance in obtaining managed care contracts. Specifically, the Company's grand opening assistance helps to establish business plans and budgets, provides preliminary store design and plan approval prior to construction of a franchised store, and provides training, an operations manual and a comprehensive business review to aid the franchisee in attempting to maximize its sales and profitability. Further, on an ongoing basis, the Company provides training through regional and national seminars, offers assistance in marketing and advertising programs and promotions, offers online communication, franchisee group discussion as well as updated training modules and product information through its interactive Franchisee Intranet, and consults with its franchisees as to their management and operational strategies and business plans.

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

     Franchise Agreements. Each franchisee enters into a franchise agreement (the "Franchise Agreement") with the Company, the material terms of which are as follows:

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

     e. Termination. Franchise Agreements may be terminated if a franchisee has defaulted on its payment of monies due to the Company, or in its performance of the other terms and conditions of the Franchise Agreement. During 2003, nine franchised stores were closed, and the assets of (as well as possession of) an additional two franchised stores were reacquired by the Company. Substantially all of the assets located in such stores were voluntarily surrendered and transferred back to the Company in connection with the termination of the related Franchise Agreements. In such instances, it is generally the Company's intention to re-convey the assets of such a store to a new franchisee, requiring the new franchisee to enter into the Company's then current form of Franchise Agreement.


MARKETING AND ADVERTISING

     The Company's marketing strategy emphasizes professional eye examinations, competitive pricing (primarily through product promotions), convenient locations, excellent customer service, customer-oriented store design and product displays, knowledgeable sales associates, and a broad range of quality products, including privately-labeled contact lenses presently being offered by the Company and certain of its franchisees. Examinations by licensed optometrists are generally available on the premises of, or directly adjacent to, substantially all Sterling Stores.

     The Company continually prepares and revises its in-store, point-of-purchase displays, which provide various promotional messages to customers. Both Company-owned and franchised Sterling Stores participate in advertising and in-store promotions, which include visual merchandising techniques to draw attention to the products displayed in the Sterling Store in question. The Company is also continually refining its interactive web site, which further markets the "Sterling Optical" and "Site for Sore Eyes" brands in an effort to increase traffic to its stores and, in many instances, also uses direct mail advertising as well as opt-in email advertising to reach prospective, as well as existing, consumers.

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


INSIGHT MANAGED VISION CARE

     Managed care is a substantial and growing segment of the retail optical business. The Company, under the trade name "Insight Managed Vision Care," contracts with payors (i.e. health maintenance organizations, preferred provider organizations, insurance companies, Taft-Hartley unions, and mid-sized to large companies) that offer eye care benefits to their covered participants. When Sterling Stores provide services or products to a covered participant, it is generally at a discount from the everyday advertised retail price. Typically, participants will be eligible for greater eye care benefits at Sterling Stores than those offered at eye care providers that are not participating in a managed care program. The Company believes that the additional customer traffic generated by covered participants, along with purchases by covered participants above and beyond their eye care benefits, more than offsets the reduced gross margins being realized on these sales. The Company believes that convenience of store locations and hours of operation are key factors in attracting managed care business. As the Company increases its presence within markets it has already entered, as well as expands into new markets, it believes it will be more attractive to managed care payors due to the additional Sterling Stores being operated by the Company and its franchisees.


COMPETITION

     The optical business is highly competitive and includes chains of retail optical stores, superstores, individual retail outlets, the operators of web sites and a large number of independent opticians, optometrists and ophthalmologists who provide professional services and may, in connection therewith, dispense prescription eyewear. As retailers of prescription eyewear generally service local markets, competition varies substantially from one location or geographic area to another. Since 1994, certain major competitors of the Company have been offering promotional incentives to their customers and, in response thereto, the Company generally offers the same or similar incentives to its customers.

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


GOVERNMENT REGULATION

     The Company and its operations are subject to extensive federal, state and local laws, rules and regulations affecting the health care industry and the delivery of health care, including laws and regulations prohibiting the practice of medicine and optometry by persons not licensed to practice medicine or optometry, prohibiting the unlawful rebate or unlawful division of fees, and limiting the manner in which prospective patients may be solicited. The regulatory requirements that the Company must satisfy to conduct its business vary from state to state. In particular, some states have enacted laws governing the ability of ophthalmologists and optometrists to enter into contracts to provide professional services with business corporations or lay persons, and some states prohibit the Company from computing its continuing royalty fees based upon a percentage of the gross revenues of the fees collected by affiliated optometrists. Various federal and state regulations limit the financial and non-financial terms of agreements with these health care providers; and the revenues potentially generated by the Company differ among its various health care provider affiliations.

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

     The Company must comply with the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which governs our participation in managed care programs. We also must comply with the privacy regulations under HIPAA, which went into effect in April 2003. In addition, all states have passed laws that govern or affect our arrangements with the optometrists who practice in our vision centers. Some states, such as California, have particularly extensive and burdensome requirements that affect the way we do business. In California, optometrists who practice adjacent to our retail locations are providers to and subtenants of a subsidiary, which is licensed as a single-service HMO.


ENVIRONMENTAL REGULATION

     The Company's business activities are not significantly affected by environmental regulations, and no material expenditures are anticipated in order for the Company to comply with any such environmental regulations. However, the Company is subject to certain regulations promulgated under the Federal Environmental Protection Act with respect to the grinding, tinting, edging and disposal of ophthalmic lenses and solutions, with which the Company believes it is in material compliance.

EMPLOYEES

     As of March 22, 2004, the Company employed approximately 132 individuals, of which approximately 75% were employed on a full-time basis. Except for those individuals employed at Company-owned Sterling Stores located in the New York metropolitan area, no employees are covered by any collective bargaining agreement. The Company considers its labor relations with its associates to be in good standing and has not experienced any interruption of its operations due to disagreements. The Company has an employment agreement with one of its key executives.


Item 2.  Properties

     The Company's headquarters, consisting of approximately 7,000 square feet, are located in an office building situated at 100 Quentin Roosevelt Boulevard, Garden City, New York 11530, under a sublease that expires in November 2006. This facility houses the Company's principal executive and administrative offices.

     The Company leases the space occupied by all of its Company-owned Sterling Stores and certain of its franchised Sterling Stores. The remaining leases for its franchised Sterling Stores are held in the names of the respective franchisees, of which, the Company holds a collateral assignment on certain of those leases.

     Sterling Stores are generally located in commercial areas, including major shopping malls, strip centers, freestanding buildings and other areas conducive to retail trade. Generally, Sterling Stores range in size from 1,000 to 2,000 square feet.


Item 3.  Legal Proceedings

     Information  with respect to the Company's  legal  proceedings  required by
Item 103 of Regulation S-K is set forth in Note 11 to the Consolidated Financial Statements included in Item 8 of this Report, and is incorporated by reference herein.


Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote by the Company's shareholders during the fourth quarter ended December 31, 2003.

                                     PART II
                                     -------

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

                             2003                        2002
                      -------------------         -----------------
Quarter Ended:          High       Low              High      Low
--------------        -------     -------         -------   -------

March 31               $0.13      $0.04            $0.14     $0.07
June 30                $0.09      $0.04            $0.11     $0.05
September 30           $0.17      $0.06            $0.10     $0.04
December 31            $0.25      $0.09            $0.10     $0.03


     The approximate number of shareholders of record of the Company's Common Stock as of March 22, 2004 was 308.

     There was one shareholder of record of the Company's Senior Convertible Preferred Stock as of March 22, 2004.

     Historically, the Company has not paid dividends on its Common Stock, and has no intention to pay dividends on its Common Stock in the foreseeable future. It is the present policy of the Registrant's Board of Directors to retain earnings, if any, to finance the Company's operations and growth.


RECENT SALES OF UNREGISTERED SECURITIES

     On December 31, 2003, the Company issued warrants, to certain Subject Shareholders, to purchase an aggregate of 59,210,028 shares of its Common Stock, at exercise prices ranging from $0.0465 per share to $0.0489 per share, as a settlement with such Subject Shareholders for certain damages they suffered in connection with their participation in certain Rescission Transactions (see Note 14 to the Consolidated Financial Statements in Item 8 of this Report for further information). The issuance of all of the aforementioned securities was exempt from registration requirements pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.


Item 6.  Selected Financial Data


USE OF NON-GAAP FINANCIAL MEASURE

     In this document, at times we refer to EBITDA. EBITDA is calculated as net earnings before interest, taxes, depreciation and amortization, and extraordinary items, and excludes non-cash charges related to equity securities. We refer to EBITDA because it is a widely accepted financial indicator of a company's ability to service or incur indebtedness.

     EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, is not necessarily indicative of cash available to fund all cash flow needs, should not be considered an alternative to net income or to cash flow from operations (as determined in accordance with GAAP) and should not be considered an indication of our operating performance or as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures for other companies.


SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

     The following Selected Financial Data has been derived from the audited consolidated financial statements of the Company and should be read in conjunction with those statements, which are included in this Report. The consolidated financial statements have been audited by Arthur Andersen LLP, independent public accountants, with respect to the years ended December 31, 2001, 2000 and 1999. The consolidated financial statements for the years ended December 31, 2003 and 2002 were audited by Miller Ellin & Company LLP, independent public accountants.

                                                                            (In thousands, except for per share data)
                                                                                    Year Ended December 31,
                                                             ----------------------------------------------------------------------
Statement of Operations Data:                                    2003          2002          2001           2000          1999
                                                             ------------- ------------- -------------- ------------- -------------
System-wide sales (1)                                        $   93,165    $  104,448    $  124,589     $  128,775    $  140,321
                                                             ===========   ===========   ===========    ===========   ===========

Total revenues                                               $   13,980    $   17,425    $   20,653     $   23,058    $   29,580
                                                             ===========   ===========   ===========    ===========   ===========
Loss from continuing operations                              $   (2,948)   $   (4,721)   $   (5,088)    $  (14,628)   $   (2,691)
                                                             ===========   ===========   ===========    ===========   ===========
(Loss) income from discontinued operations                   $      (19)   $       74    $    1,312     $  (15,533)   $      430
                                                             ===========   ===========   ===========    ===========   ===========
Loss on disposal of discontinued operations                  $        -    $        -    $        -     $   (8,831)   $        -
                                                             ===========   ===========   ===========    ===========   ===========
Net loss                                                     $   (2,967)   $   (4,647)   $   (3,776)    $  (38,992)   $   (2,261)
                                                             ===========   ===========   ===========    ===========   ===========

Per Share Information - basic and diluted
Loss from continuing operations                              $    (0.05)   $    (0.17)   $    (0.19)    $    (2.04)   $    (0.41)
                                                             ===========   ===========   ===========    ===========   ===========
(Loss) income from discontinued operations                   $        -    $     0.01    $     0.05     $    (0.66)   $     0.03
                                                             ===========   ===========   ===========    ===========   ===========
Loss on disposal of discontinued operations                  $        -    $        -    $        -     $    (0.37)   $        -
                                                             ===========   ===========   ===========    ===========   ===========
                                                                                         -
Net loss per share                                           $    (0.05)   $    (0.16)   $    (0.14)    $    (3.07)   $    (0.38)
                                                             ===========   ===========   ===========    ===========   ===========

Weighted-average common shares outstanding                       56,507        28,641        26,409         23,627        15,232
                                                             ===========   ===========   ===========    ===========   ===========

Balance Sheet Data:

Working capital deficit                                      $   (1,590)   $   (4,632)   $   (1,011)   $   (3,987)   $   (4,795)
Total assets                                                      6,639         6,650        11,057        22,531        30,312
Total debt                                                          931         1,494         1,299           754         7,347


Other Data:

EBITDA (2)                                                        2,220        (3,971)       (3,400)      (12,592)        2,163


Quarterly Data:
                                         First Quarter          Second Quarter          Third Quarter          Fourth Quarter
                                         2003     2002         2003        2002       2003        2002        2003       2002
                                      -------------------    -------------------    -------------------    ---------------------
Net revenues                          $  3,752   $  4,802    $  3,389   $  3,936    $  3,486   $  4,807    $  3,353    $  3,880
Net income (loss) from continuing
   operations                         $    581   $   (533)   $    511   $   (397)   $    543   $ (1,895)   $ (4,583)   $ (1,896)
(Loss) income from discontinued
   operations                         $   (222)  $      -    $      2   $   (120)   $     56   $    287    $    145    $    (93)
Net income (loss)                     $    359   $   (533)   $    513   $   (517)   $    599   $ (1,608)   $ (4,438)   $ (1,989)
----------------------------------------------------------------------------------------------------------------------------------
EBITDA (2)                            $    718   $   (368)   $    722   $   (218)   $    588   $ (1,323)   $    192    $ (2,062)


Sterling Store Data:                                                    (In thousands, except for number of stores)
                                                                                   Year Ended December 31,
                                                             ---------------------------------------------------------------------
                                                                 2003          2002          2001          2000          1999
                                                             ------------- ------------- ------------- ------------- -------------
Company-owned stores bought, opened or reacquired                     3             4            15             3            11
Company-owned stores sold or closed                                  (9)          (14)          (10)          (13)          (16)
Company-owned stores at end of period                                 9            15            25            20            30
Company-owned stores being managed by Franchisees at end
   of period                                                          5             8             9            12             6
Franchised stores being managed by Company at end of period           -             -             1             3             5
Franchised stores at end of period                                  158           159           169           201           218

Average sales per store (3):
Company-owned stores                                         $      351    $      337    $      377    $      396    $      420
Franchised stores                                            $      545    $      591    $      564    $      546    $      495
Average franchise royalties per franchised store (3)         $       40    $       47    $       43    $       42    $       38

     (1)  System-wide  sales  represent   combined  retail  sales  generated  by
Company-owned and franchised stores, as well as revenues generated by VCC.

     (2) EBITDA is calculated as net earnings before interest, taxes, depreciation and amortization, and extraordinary items, and excludes non-cash charges related to equity securities (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Use of Non-GAAP Financial Measures"). The following is a reconciliation of net income to EBITDA (amounts in thousand):


        Reconciliation of Non-GAAP Financial Measure

        This table includes the reconciliation of net loss from continuing operations to EBITDA for the year ended December 31, 2003.


                                                  -------------
                                                       2003
                                                  -------------
    Net loss from continuing operations            $   (2,948)
    Add back:
       Interest expense                                   197
       Income taxes                                        57
       Non-cash equity charges                          4,636
       Depreciation and amortization                      278
                                                  ------------
                              EBITDA               $    2,220
                                                  ============

     (3) Average sales per store and average franchise royalties per franchised store are computed based upon the weighted-average number of Company-owned and franchised stores in operation, respectively, for each of the specified periods. For periods of less than a year, the averages have been annualized.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Report contains certain forward-looking statements and information relating to the Company that are/is based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. When used in this Report, the words "anticipate", "believe", "estimate", "expect", and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events, are not guarantees of future performance and are subject to certain risks and uncertainties. These risks and uncertainties may include, among other items: potential conflicts of interest that could occur with certain of our directors; the retention of certain members of our management team; our inability to control the management of our franchised stores; the effects of new state, local and federal regulations that affect the health care industry; our ability to continue to enter favorable arrangements with health care providers; increased competition from other eyewear providers; the acceptance of refractive laser surgery; product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products, services and pricing; product development, commercialization and technological difficulties; our ability, or lack thereof, to secure additional financing in the future, if necessary, due to the potential lack of liquidity of our common stock; the potential limitation on the use of our net operating loss carry-forwards in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred or could in the future occur; the possibility that we will be unable to successfully execute our business plan; and the outcome of pending and future litigation. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as "anticipated", "believed", "estimated", or "expected". The Company does not intend to update these forward-looking statements.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

     Net sales for Company-owned stores, including revenues generated by VCC, a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care, decreased by $2,859,000, or 28.9%, to $7,047,000 for the year ended December 31, 2003, as compared to $9,906,000 for the comparable period in 2002. The decrease in net sales was a direct result of management's commitment to continue to close non-profitable Company-owned stores. There were 9 stores being operated by the Company as of December 31, 2003 compared to 15 stores as of December 31, 2002. On a same store basis (for stores that operated as a Company-owned store during the entirety of both of the years ended December 31, 2003 and 2002), comparative net sales decreased by $179,000, or 5.4%, to $3,135,000 for the year ended December 31, 2003, as compared to $3,314,000 for the comparable period in 2002. Management believes this decrease was primarily a result of the struggling U.S. economy.

     Franchise royalties decreased by $391,000, or 5.7%, to $6,425,000 for the year ended December 31, 2003, as compared to $6,816,000 for the comparable period in 2002. Management believes this decrease was primarily a result of the struggling U.S. economy, particularly the weak retail sales experienced during the months of the War in Iraq, combined with increased competition in capturing customers on certain managed care programs.

     Other franchise related fees (which includes initial franchise fees, renewal fees and fees related to the transfer of store ownership from one franchisee to another) increased by $216,000, or 304.2%, to $287,000 for the year ended December 31, 2003, as compared to $71,000 for the comparable period in 2002. This increase was a direct result of the Company entering into 14 new franchise agreements for the year ended December 31, 2003.

     Interest on franchise notes receivable decreased by $161,000, or 51.6%, to $151,000 for the year ended December 31, 2003, as compared to $312,000 for the comparable period in 2002. This decrease was primarily due to numerous franchise notes maturing during the past 12 months and only two new notes being generated during 2003.

     Other income decreased by $250,000, to $70,000, for the year ended December 31, 2003, as compared to $320,000 for the comparable period in 2002. This decrease was primarily a result of one-time sales of certain assets of the Company to third parties during 2002 that did not occur during 2003.

     Excluding revenues generated by VCC, the Company's gross profit margin decreased by 0.6%, to 76.4% for the year ended December 31, 2003, as compared to 77.0% for the comparable period in 2002. The gross profit margin remained consistent with prior year. The Company continued to effectively manage and control its inventory, continued purchasing at lower average product costs, and continued receiving strong discounts from certain of the Company's key vendors. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competitive pricing, and promotional incentives.

     Selling, general and administrative expenses decreased by $7,231,000, or 39.0%, to $11,333,000 for the year ended December 31, 2003, as compared to $18,564,000 for the comparable period in 2002. This decrease was primarily due to management's continuing plans to reduce administrative expenses and to close non-profitable Company-owned stores. Included were reductions in salaries and related expenses of $1,734,000, facility and other overhead charges of $3,117,000 and professional fees of $684,000. Additionally, the provision for doubtful accounts decreased by $1,651,000 as certain large notes receivable were deemed uncollectible in 2002. The Company did not experience a similar situation in 2003.

     Provision for store closings decreased by $920,000, or 100.0%, to $0 for the year ended December 31, 2003, as compared to $920,000 for the comparable period in 2002. In 2002, management made the decision to close 15 of its Company-owned stores. In connection therewith, the Company recorded a provision based on the estimated costs (including lease termination costs and other expenses) that would be incurred in the closing of the stores. The Company did not incur any additional costs related to these store closures during 2003, nor did management make the decision to close any additional stores.

     Charges related to long-lived assets decreased by $163,000, or 94.2%, to $10,000 for the year ended December 31, 2003, as compared to $173,000 for the comparable period in 2002. In connection with management's decision to close non-profitable Company-owned stores, the Company impaired assets related to those stores during 2002. No such assets were deemed impaired during 2003.

     Interest expense decreased by $10,000, or 4.8%, to $197,000, for the year ended December 31, 2003, as compared to $207,000 for the comparable period in 2002. The decrease was a result of the Company paying off the majority of its debt obligations in April 2003 with the proceeds received from its shareholder rights offering, offset by the amortization of the remaining debt discount resulting from the aforementioned debt payment in April 2003.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

     Net sales for Company-owned stores, including revenues generated by VCC, a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care, decreased by $1,742,000, or 15.0%, to $9,906,000 for the year ended December 31, 2002, as compared to $11,648,000 for the comparable period in 2001. The decrease in net sales was a direct result of management's commitment to continue to close non-profitable Company-owned stores. There were 15 stores being operated by the Company as of December 31, 2002, compared to 25 stores as of December 31, 2001. On a same store basis (for stores that operated as a Company-owned store during the entirety of both of the years ended December 31, 2002 and 2001), comparative net sales decreased by $377,000, or 8.2%, to $4,204,000 for the year ended December 31, 2002, as compared to $4,581,000 for the comparable period in 2001. Management believed this decrease was primarily a result of the struggling U.S. economy, combined with continuing national threats that significantly impacted the New York area, in which most of our Company-owned stores operated.

     Franchise royalties decreased by $1,044,000, or 13.3%, to $6,816,000 for the year ended December 31, 2002, as compared to $7,860,000 for the comparable period in 2001. This decrease was a result of the fact that there were fewer franchised stores in operation during 2002 as compared to 2001. As of December 31, 2002, there were 159 franchised stores in operation, as compared to 169 as of December 31, 2001. Additional factors driving the decrease were the struggling U.S. economy, and certain other out of the ordinary threats and incidents that took place in areas of the United States in which a large number of our franchise stores operated, including New York, Maryland, Virginia, Washington D.C., and California, which significantly affected retail traffic in those areas.

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

     Interest on franchise notes receivable decreased by $635,000, or 67.1%, to $312,000 for the year ended December 31, 2002, as compared to $947,000 for the comparable period in 2001. This decrease was principally due to several franchise notes maturing during 2002, along with the fact that certain of the Company's franchisees filed for bankruptcy or experienced other significant personal financial difficulties, leaving them unable to fulfill their commitment under their respective promissory notes to the Company.

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

     Selling, general and administrative expenses decreased by $2,129,000, or 10.3%, to $18,564,000 for the year ended December 31, 2002, as compared to $20,693,000 for the comparable period in 2001. This decrease was primarily due to management's plans to reduce administrative expenses, and to close non-profitable Company-owned stores. Included were reductions in salaries and related expenses of $2,216,000, facility and other overhead charges of $263,000, and depreciation and amortization of $863,000. These items were offset by a $1,691,000 increase in the provision for doubtful accounts related to certain franchise receivables and notes that management deemed uncollectible due to, among other reasons, certain of the Company's franchisees filing bankruptcy or experiencing other significant personal financial difficulties, leaving them unable to fulfill their financial obligations to the Company. A smaller portion of this provision related to certain managed care receivables that were deemed uncollectible.

     Provision for store closings decreased by $44,000, to $920,000, for the year ended December 31, 2002, as compared to $964,000 for the comparable period in 2001. In 2002, management made the decision to close an additional 15 of its Company-owned stores. In connection therewith, the Company recorded a provision based on the estimated costs (including lease termination costs and other expenses) that would be incurred in the closing of the stores.

     Interest expense increased by $130,000, or 168.8%, to $207,000 for the year ended December 31, 2002, as compared to $77,000 for the comparable period in 2001. This increase was a direct result of interest paid, during 2002, in connection with $2,000,000 in financing arrangements obtained by the Company in January 2002.


USE OF NON-GAAP FINANCIAL MEASURE

     In this document, at times we refer to EBITDA. EBITDA is calculated as net earnings before interest, taxes, depreciation and amortization, and extraordinary items, and excludes non-cash charges related to equity securities. We refer to EBITDA because it is a widely accepted financial indicator of a company's ability to service or incur indebtedness.

     EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, is not necessarily indicative of cash available to fund all cash flow needs, should not be considered an alternative to net income or to cash flow from operations (as determined in accordance with GAAP) and should not be considered an indication of our operating performance or as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures for other companies.

Reconciliation of Non-GAAP Financial Measure

     This table includes the reconciliation of net loss from continuing operations to EBITDA for the year ended December 31, 2003.

                                                  -------------
                                                       2003
                                                  -------------
    Net loss from continuing operations            $   (2,948)
    Add back:
       Interest expense                                   197
       Income taxes                                        57
       Non-cash equity charges                          4,636
       Depreciation and amortization                      278
                                                  ------------
                              EBITDA               $    2,220
                                                  ============

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended December 31, 2003, cash flows provided by investing activities were $469,000, principally due to the proceeds received on the Company's franchise notes receivable, offset, in part, by limited capital expenditures made by the Company during 2003.

     For the year ended December 31, 2003, cash flows provided by financing activities were $718,000, principally due to the completion of the shareholder rights offering, offset by the repayment of the Company's debt and related party borrowings.

     In April 2003, the Company completed its shareholder rights offering, resulting in net proceeds of $1,859,000, of which, as a result of certain Rescission Transactions entered into as of December 31, 2003, $520,000 is repayable to certain of the Company's shareholders pursuant to numerous promissory notes that bear interest at a rate of 6% per annum and are due and payable in April 2007. With a portion of the proceeds, the Company paid off $417,000, $407,000 and $100,000, respectively, representing the remaining principal amounts due under a secured term note, a credit facility and a director loan.

     As of December 31, 2003, the Company had negative working capital of $1,590,000 (compared to $4,632,000 as of December 31, 2002) and cash on hand of $1,383,000. During 2003, the Company used $449,000 of cash in its operating activities. This usage was a result of $965,000 of costs paid out related to the Company's store closure plan, a net decrease of $556,000 and $980,000, respectively, in accounts payable and accrued liabilities, and other long-term liabilities that existed as of December 31, 2002, a net increase in franchise and other receivables of $234,000, offset by EBITDA of $2,220,000 for the year ended December 31, 2003.

     The Company plans to continue to improve its cash flows during 2004 by improving store profitability through increased monitoring of store-by-store operations, continuing to implement reductions of administrative overhead expenses where necessary and feasible, actively supporting development programs for franchisees, and adding new franchised stores to the system. Management believes that with the successful execution of the aforementioned plans to improve cash flows, its existing cash and the collection of outstanding receivables, there will be sufficient liquidity available for the Company to continue in operation through the first quarter of 2005. However, there can be no assurance that the Company will be able to successfully execute the aforementioned plans.


MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     High-quality financial statements require rigorous application of high-quality accounting policies. Management believes that its policies related to revenue recognition, legal contingencies and allowances on franchise, notes and other receivables are critical to an understanding of the Company's consolidated financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain.

     Management's estimate of the allowances on receivables is based on historical sales, historical loss levels, and an analysis of the collectibility of individual accounts. To the extent that actual bad debts differed from management's estimates by 10 percent, consolidated net loss would be an estimated $174,000 higher/lower, based upon 2003 results, depending upon whether the actual write-offs are greater or lesser than estimated.

     Management's estimate of the valuation allowance on deferred tax assets is based on whether it is more likely than not that the Company's net operating loss carry-forwards will be utilized. Factors that could impact estimated utilization of the Company's net operating loss carry-forwards are the success of its stores and franchisees, as well as the Company's operating efficiencies, which would allow it to generate taxable income in the future. To the extent that management lowered its valuation allowance on deferred tax assets by 10 percent, consolidated net loss would be an estimated $2,160,000 lower, based on 2003 results.

     The Company recognizes revenues in accordance with SAB 103. Accordingly, revenues are recorded when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company's price to the buyer is fixed and determinable, and collectibility is reasonably assured. To the extent that collectibility of royalties and/or interest on franchise notes is not reasonably assured, the Company recognizes such revenues when the cash is received. To the extent that revenues that were recognized on a cash basis were recognized on an accrual basis, consolidated net loss would be an estimated $374,000 lower, based upon 2003 results.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Debt Extinguishments and Accounting for Leases

     Effective January 1, 2003, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, rather than as an extraordinary item as previously required. Extraordinary treatment is required for certain extinguishments as provided in Accounting Principles Board Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 to require that certain modifications to capital leases be treated as a sale-leaseback, and to modify the accounting for subleases when the original lessee remains a secondary obligor. The Company has adopted this Statement and has determined that it does not have, nor is it expected to have, a material impact on its financial position or results of operations.

Costs to Exit an Activity

     Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement did not have a material impact the Company's financial position or results of operations in 2003 as there were no additional stores that management made the decisions to close/exit.

Financial Instruments

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have, nor is it expected to have, a material impact on the Company's financial position or results of operations.

Consolidation of Variable Interest Entities

     In December 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." Application of this Interpretation is required in a company's financial statements for interests in variable interest entities ("VIEs") that are considered special-purpose entities for the year ended December 31, 2003. The Company has certain sublease arrangements with its franchisees; however, the Company does not have an equity interest in the franchisees' corporations. Additionally, the franchisees have full control over the decision-making in their franchise. The Company continually monitors the creditworthiness of its franchisees in order to evaluate their ability to continue profitable operations. As a result, the Company has determined that the provisions of this Interpretation did not have a material impact on its financial position or results of operations.

Retirement Plans and Benefits

     In December 2003, the FASB issued FASB Staff Position 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. As the Company does not have a post-retirement drug plan, the Company has determined the Staff Position does not have a material impact on its financial position or results of operations.

     In December 2003, the FASB revised FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Statement requires that this information be provided separately for pension plans and for other postretirement benefit plans. The Company has adopted this Statement and has determined that it does not have a material impact on its financial position or results of operations.


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

     The Company presently has outstanding certain equity instruments with beneficial conversion terms. Accordingly, the Company, in the future, could incur non-cash charges to equity (as a result of the exercise of such beneficial conversion terms), which would have a negative impact on future per share calculations.

     The Company believes that the level of risk related to its cash equivalents is not material to the Company's financial condition or results of operations.

Item 8.  Financial Statements and Supplementary Data



                                TABLE OF CONTENTS


                                                                         PAGE
                                                                        -------

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                               16 - 17

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets as of December 31, 2003 and 2002           18

   Consolidated Statements of Operations for the Years Ended
      December 31, 2003, 2002 and 2001                                    19

   Consolidated Statements of Shareholders' Equity (Deficit) for the
      Years Ended December 31, 2003, 2002 and 2001                        20

   Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2003, 2002 and 2001                                    21

   Notes to Consolidated Financial Statements                             22



     Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Emerging Vision, Inc.:


     We have audited the accompanying consolidated balance sheets of Emerging Vision, Inc. (a New York corporation) and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2001 was audited by other auditors who have ceased operations and whose report, dated April 8, 2002, expressed an unqualified opinion on those financial statements.

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

     In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of Emerging Vision, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



                                           /s/ MILLER, ELLIN & COMPANY LLP

New York, New York
March 22, 2004

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

                     EMERGING VISION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                                         December 31,
                                                                                                    2003             2002
                                                                                               --------------   --------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                                  $     1,383      $       664
     Franchise receivables, net of allowance of $844 and $1,063, respectively                         1,281            1,133
     Other receivables, net of allowance of $118 and $101, respectively                                 291              447
     Current portion of franchise notes receivable, net of allowance
        of $241 and $442, respectively                                                                  449              612
     Inventories, net                                                                                   392              456
     Prepaid expenses and other current assets                                                          389              321
                                                                                                ------------     ------------
                     Total current assets                                                             4,185            3,633
                                                                                                ------------     ------------

Property and equipment, net                                                                             481              693
Franchise notes and other receivables, net of allowance of
   $541 and $1,486, respectively                                                                        470              781
Goodwill                                                                                              1,266            1,266
Other assets                                                                                            237              277
                                                                                                ------------     ------------
                     Total assets                                                               $     6,639      $     6,650
                                                                                                ============     ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Current portion of long-term debt                                                          $       207      $       626
     Accounts payable and accrued liabilities                                                         5,389            6,153
     Accrual for store closings                                                                         144            1,109
     Related party borrowings                                                                            35              377
                                                                                                ------------     ------------
                     Total current liabilities                                                        5,775            8,265
                                                                                                ------------     ------------

Long-term debt                                                                                          143              260
                                                                                                ------------     ------------
Related party borrowings                                                                                546              231
                                                                                                ------------     ------------
Franchise deposits and other liabilities                                                                937            1,709
                                                                                                ------------     ------------

Commitments and contingencies (Note 11)

Shareholders' deficit:
     Preferred stock, $0.01 par value per share; 5,000,000 shares authorized:
        Senior Convertible Preferred Stock, $100,000 liquidation preference per
        share; 1 share issued and outstanding                                                            74               74
     Common stock, $0.01 par value per share; 150,000,000 shares authorized;
        67,682,087 and 29,922,957 shares issued, respectively, and 67,499,750
        and 29,740,620 shares outstanding, respectively                                                 677              299
     Treasury stock, at cost, 182,337 shares                                                           (204)            (204)
     Additional paid-in capital                                                                     125,987          120,345
     Accumulated deficit                                                                           (127,296)        (124,329)
                                                                                                ------------     ------------
                     Total shareholders' deficit                                                       (762)          (3,815)
                                                                                                ------------     ------------
                     Total liabilities and shareholders' deficit                                $     6,639      $     6,650
                                                                                                ============     ============

     The accompanying notes are an integral part of these consolidated balance sheets.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                                                                             For the Year Ended December 31,
                                                                                      ----------------------------------------------
                                                                                           2003            2002            2001
                                                                                      --------------- --------------- --------------
Revenues:
    Net sales                                                                         $     7,047     $     9,906     $    11,648
    Franchise royalties                                                                     6,425           6,816           7,860
    Other franchise related fees                                                              287              71             140
    Interest on franchise notes receivable                                                    151             312             947
    Other income                                                                               70             320              58
                                                                                      ------------    ------------    ------------
                                                                                           13,980          17,425          20,653
                                                                                      ------------    ------------    ------------
Costs and expenses:

    Cost of sales                                                                             844           2,282           3,077
    Selling, general and administrative expenses                                           11,333          18,564          20,693
    Provision for store closings                                                                -             920             964
    Charges related to long-lived assets                                                       10             173             930
    Non-cash charge for issuance of warrants as a result of Rescission Transactions         4,544               -               -
    Interest expense                                                                          197             207              77
                                                                                      ------------    ------------    ------------
                                                                                           16,928          22,146          25,741
                                                                                      ------------    ------------    ------------

Loss from continuing operations before provision for income taxes                          (2,948)         (4,721)         (5,088)
Provision for income taxes                                                                      -               -               -
                                                                                      ------------    ------------    ------------
Loss from continuing operations                                                            (2,948)         (4,721)         (5,088)
                                                                                      ------------    ------------    ------------

(Loss) income from discontinued operations                                                    (19)             74           1,312
                                                                                      ------------    ------------    ------------

Net loss                                                                              $    (2,967)    $    (4,647)    $    (3,776)
                                                                                      ============    ============    ============

Per share information - basic and diluted (Note 3):

    Loss from continuing operations                                                   $     (0.05)    $     (0.17)    $     (0.19)
    (Loss) income from discontinued operations                                                  -            0.01            0.05
                                                                                      ------------    ------------    ------------
       Net loss per share                                                             $     (0.05)    $     (0.16)    $     (0.14)
                                                                                      ============    ============    ============

Weighted-average number of common shares outstanding - basic and diluted                   56,507          28,641          26,409
                                                                                      ============    ============    ============

     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                     EMERGING VISION, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                        (In Thousands, Except Share Data)

                                                                Senior Convertible
                                                                  Preferred Stock            Common Stock
                                                               Shares        Amount        Shares      Amount
                                                               ------        ------     -----------   --------

BALANCE - DECEMBER 31, 2000................................         3      $  287       25,559,231    $   256
Issuance of common shares for consulting services (Note 14)         -           -        1,628,078         16
Acquisition of treasury shares.............................         -           -                -          -
Net loss...................................................         -           -                -          -
                                                               -------     -------      -----------   --------
BALANCE - DECEMBER 31, 2001................................         3         287       27,187,309        272
Issuance of warrrants in connection with financing
   arrangements............................................         -           -                -          -
Exercise of stock warrants.................................         -           -        2,500,000         25
Issuance of common shares upon conversion of Senior
   Covertible Preferred Stock..............................        (2)       (213)         235,648          2
Net loss...................................................         -           -                -          -
                                                               -------     -------      -----------   --------
BALANCE - DECEMBER 31, 2002................................         1          74       29,922,957        299
Exercise of stock options and warrants.....................         -           -          759,130          8
Issuance of commons shares in connection with Rights
   Offering (Note 14)......................................         -           -       50,000,000        500
Issuance of warrants in connection with Rights Offering
   (Note 14)...............................................         -           -                -          -
Issuance of stock options to officers and directors (Note 2)        -           -                -          -
Rescission of common shares and warrants issued in Rights
   Offering (Note 14)......................................         -           -      (13,000,000)      (130)
Issuance of warrants as a result of Rescission Transactions
   (Note 14)...............................................         -           -                -          -
Vesting of warrants issued to Balfour & Goldin (Note 14)...         -           -                -          -
Net loss...................................................         -           -                -          -
                                                               -------     -------      -----------   --------
BALANCE - DECEMBER 31, 2003................................         1      $   74       67,682,087    $   677
                                                               =======     =======      ===========   ========

     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                     EMERGING VISION, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) - (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                        (In Thousands, Except Share Data)

                                                                Treasury Stock,     Additional                   Total
                                                                    at cost          Paid-In   Accumulated    Shareholders'
                                                               Shares      Amount    Capital     Deficit    Equity (Deficit)
                                                               -------      -----     --------   ---------  ----------------
BALANCE - DECEMBER 31, 2000                                    177,001     $(203)     119,453    (115,888)        3,905
Issuance of common shares for consulting services (Note 14)          -         -          473           -           489
Acquisition of treasury shares.............................      5,336        (1)           -           -            (1)
Net loss...................................................          -         -            -      (3,776)       (3,776)
                                                               -------     -----     --------   ---------      ---------
BALANCE - DECEMBER 31, 2001................................    182,337      (204)     119,926    (119,664)          617
Issuance of warrrants in connection with financing
   arrangements............................................          -         -          190           -           190
Exercise of stock warrants.................................          -         -            -           -            25
Issuance of common shares upon conversion of Senior
   Covertible Preferred Stock..............................          -         -          229         (18)            -
Net loss...................................................          -         -            -      (4,647)       (4,647)
                                                               -------     -----     --------   ---------      --------
BALANCE - DECEMBER 31, 2002................................    182,337      (204)     120,345    (124,329)       (3,815)
Exercise of stock options and warrants.....................          -         -           37           -            45
Issuance of commons shares in connection with Rights
   Offering (Note 14)......................................          -         -          838           -         1,338
Issuance of warrants in connection with Rights Offering
   (Note 14)...............................................          -         -          521           -           521
Issuance of stock options to officers and directors (Note 2)         -         -           13           -            13
Rescission of common shares and warrants issued in Rights
   Offering (Note 14)......................................          -         -         (390)          -          (520)
Issuance of warrants as a result of Rescission Transactions
   (Note 14)...............................................          -         -        4,544           -         4,544
Vesting of warrants issued to Balfour & Goldin (Note 14)...          -         -           79           -            79
Net loss...................................................          -         -            -      (2,967)       (2,967)
                                                               -------     -----     --------   ---------      --------
BALANCE - DECEMBER 31, 2003................................    182,337     $(204)    $125,987   $(127,296)     $   (762)
                                                               =======     =====     ========   =========      ========

     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                              For the Year Ended December 31,
                                                                                      -------------- ---------------- --------------
                                                                                           2003            2002            2001
                                                                                      -------------- ---------------- --------------
Cash flows from operating activities:
     Net loss from continuing operations                                              $    (2,948)   $    (4,721)     $    (5,088)
         Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
            Depreciation and amortization                                                     278            489            1,351
            Provision for doubtful accounts                                                   179          1,829              138
            Provision for store closings                                                        -            920              964
            Provision for inventories                                                           -              -              100
            Amortization of excess of fair value of assets acquired over cost                   -              -             (317)
            Non-cash compensation charges related to options and warrants                   4,739             87              165
            Charges related to long-lived assets                                               10            173              930
        Changes in operating assets and liabilities:
            Franchise and other receivables                                                  (234)           328            1,007
            Inventories                                                                        64            290              150
            Prepaid expenses and other current assets                                         (68)          (227)             381
            Other assets                                                                       32             78               15
            Accounts payable and accrued liabilities                                         (556)          (430)          (5,365)
            Franchise deposits and other liabilities                                         (980)           142             (134)
            Accrual for store closings                                                       (965)          (775)               -
                                                                                      ------------   ------------     ------------
Net cash used in operating activities                                                        (449)        (1,817)          (5,703)
                                                                                      ------------   ------------     ------------

Cash flows from investing activities:
     Franchise notes receivable issued                                                        (21)           (71)               -
     Proceeds from franchise and other notes receivable                                       558          1,409            1,961
     Purchases of property and equipment                                                      (68)          (280)            (345)
                                                                                      ------------   ------------     ------------
Net cash provided by investing activities                                                     469          1,058            1,616
                                                                                      ------------   ------------     ------------

Cash flows from financing activities:
     Proceeds from the issuance of common stock upon the
         exercise of stock options and warrants                                                45             25                -
     Proceeds from borrowings                                                                 769          2,141              750
     Payments on borrowings                                                                (1,435)        (1,843)            (205)
     Net proceeds from Rights Offering                                                      1,339              -                -
     Acquisition of treasury shares                                                             -              -               (1)
                                                                                      ------------   ------------     ------------
Net cash provided by financing activities                                                     718            323              544
                                                                                      ------------   ------------     ------------
Net cash provided by (used in) continuing operations                                          738           (436)          (3,543)
                                                                                      ------------   ------------     ------------
Net cash (used in) provided by discontinued operations                                        (19)            47             (619)
                                                                                      ------------   ------------     ------------
Net increase (decrease) in cash and cash equivalents                                          719           (389)          (4,162)
Cash and cash equivalents - beginning of year                                                 664          1,053            5,215
                                                                                      ------------   ------------     ------------
Cash and cash equivalents - end of year                                               $     1,383    $       664      $     1,053
                                                                                      ============   ============     ============

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
        Interest                                                                      $        71    $       118      $        49
                                                                                      ============   ============     ============
        Taxes                                                                         $        72    $        75      $        69
                                                                                      ============   ============     ============

     Non-cash investing and financing activities:
        Signing of promissory notes in exchange from rescission of units (Note 14)    $       520    $         -      $         -
        Franchise store assets reacquired                                                       -              -              501
        Issuance of common shares for consulting services                                       -              -              165
        Issuance of common shares to settle vendor payable related to discontinued              -              -              324
operations

     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS:

Business

     Emerging Vision, Inc. (the "Registrant" and, together with its subsidiaries, hereinafter the "Company" or "Emerging") is one of the largest chains of retail optical stores and one of the largest franchise optical chains in the United States, based upon management's beliefs, domestic sales and the number of locations of Company-owned and franchised stores (collectively referred to herein after as "Sterling Stores"). The Registrant was incorporated under the laws of the State of New York in January 1992 and, in July 1992, purchased substantially all of the assets of Sterling Optical Corp., a New York corporation then a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code.

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

     As of December 31, 2003, there were 172 Sterling Stores in operation, consisting of 14 Company-owned stores (five of which were being managed by franchisees) and 158 franchised stores.

Basis of Presentation

     The Consolidated Financial Statements reflect the operations of the Company's retail optical store operation as continuing operations. The results of operations and cash flows of Insight Laser, the Ambulatory Center and the Internet Division are reflected as discontinued operations in accordance with Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."


NOTE 2 - Summary of Significant Accounting Policies:

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of such financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, allowances on franchise, notes and other receivables, and accruals for store closings and costs of current and potential litigation.

Principles of Consolidation

     The Consolidated Financial Statements include the accounts of Emerging Vision, Inc. and its operating subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

     The Company charges franchisees a nonrefundable initial franchise fee. Initial franchise fees are recognized at the time all material services required to be provided by the Company have been substantially performed. Continuing franchise royalty fees are based upon a percentage of the gross revenues generated by each franchised location and are recorded as earned, subject to meeting all of the requirements of SEC Staff Accounting Bulletin No. 103 ("SAB 103"), "Update of Codification of Staff Accounting Bulletins." SAB 103 supercedes SAB 101, "Revenue Recognition in Financial Statements," and replaced it, as well as other previously issued bulletins, with a codified format for the updated information.

The Company derives its revenues from the following four principal sources:

     Net sales - Represents sales from eye care products and related services.

     Franchise royalties - Represents continuing franchise fees based upon a percentage of the gross revenues generated by each franchised location.

     Other franchise related fees - Represents the net gains from the sale of Company-owned store assets to franchisees; and certain fees collected by the Company under the terms of franchise agreements (including, but not limited to, initial franchise fees, transfer fees and renewal fees).

     Interest on franchise notes - Represents interest charged to franchisees pursuant to promissory notes issued in connection with their acquisition of the assets of a Sterling Store, or a qualified refinancing of their obligations to the Company.

     The Company recognizes revenues in accordance with SAB 103. Accordingly, revenues are recorded when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company's price to the buyer is fixed or determinable, and collectibility is reasonably assured. To the extent that collectibility of royalties and/or interest on franchise notes is not reasonably assured, the Company recognizes such revenues when the cash is received.

     The Company also follows the provisions of Emerging Issues Task Force ("EITF") Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," and, accordingly, accounts for discounts, coupons and promotions (that are offered to its customers) as a direct reduction of sales.

Cash and Cash Equivalents

     Cash represents cash on hand at Company-owned stores and cash on deposit with financial institutions. All highly liquid investments with an original maturity (from date of purchase) of three months or less are considered to be cash equivalents. The Company's cash equivalents are invested in various investment-grade money market accounts.

Fair Value of Financial Instruments

     In determining the fair value of its financial instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing as of each balance sheet date. For the majority of financial instruments, including receivables, goodwill, long-term debt and equity-based compensation, standard market conventions and techniques, such as discounted cash flow analysis, option pricing models, replacement cost and termination cost, are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Inventories, net

     Inventories, net, are stated at the lower of cost or market value, and consist primarily of contact lenses, ophthalmic lenses, eyeglass frames and sunglasses.

Property and Equipment, net

     Property and equipment, net, are recorded at cost, less accumulated depreciation and amortization. Depreciation is recorded on a straight-line basis over the estimated useful lives of the respective classes of assets.

Goodwill

     Through December 31, 2001, goodwill was being amortized, on a straight-line basis, over its estimated useful life of 20 years, and, as of December 31, 2003, accumulated amortization of the goodwill was approximately $1,297,000.

     In 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This Statement provided that goodwill and intangible assets with indefinite lives should no longer be amortized, but should be reviewed, at least annually, for impairment. In accordance with the adoption of SFAS No. 142, beginning January 1, 2002, the Company ceased amortizing its existing net goodwill of $1,266,000, resulting in the exclusion of approximately $268,000 of amortization expense for each of the years ended December 31, 2003 and 2002. Management performed a review of its existing goodwill and determined that it is not impaired as of December 31, 2003.

Impairment of Long-Lived Assets

     The Company follows the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, but amends the prior accounting and reporting standards for segments of a business to be disposed of. The Company periodically evaluates its long-lived assets (on a store-by-store basis) based on, among other factors, the estimated, undiscounted future cash flows expected to be generated from such assets in order to determine if an impairment exists. For the years ended December 31, 2003, 2002 and 2001, the Company recorded impairment charges of $0, $0 and $574,000, respectively, for stores it will continue to operate, and wrote off $0, $173,000 and $356,000, respectively, of long-lived assets related to stores that management has made the decision to close (Note 7). All of the aforementioned amounts are reflected in the Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001, respectively, and a new basis, if any, for the impaired assets was established.

Advertising Costs

     The Company expenses advertising costs as incurred. Advertising costs for Company-owned stores aggregated approximately $177,000, $364,000 and $536,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Comprehensive Income

     The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes rules for the reporting of comprehensive income and its components. For the years ended December 31, 2003, 2002 and 2001, the Company's operations did not give rise to items includible in comprehensive loss that were not already included in net loss. Therefore, the Company's comprehensive loss is the same as its net loss for all periods presented.

Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method specified by SFAS No. 109, the deferred income tax amounts included in the Consolidated Balance Sheets are determined based on the differences between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates, that will be in effect when these differences reverse. Differences between assets and liabilities for financial statement and tax return purposes are principally related to accrued expenses, the allowances for receivable, equity-based awards and net operating loss carry-forwards.

Guarantee Disclosures

     The Company follows the provision of FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies the required disclosures to be made by a guarantor in their interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN No. 45 also requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken. The provisions of this Interpretation did not have a material impact on the Company's financial position or results of operations, as the Company's guarantees were to subsidiary companies.

Stock-Based Compensation

     The Company accounts for stock-based compensation in accordance with the provision of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the provisions of SFAS No. 148 prospectively from January 1, 2003. Prior to 2003, the Company accounted for stock-based employee compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

     Stock-based compensation cost of approximately $13,000 is reflected in the accompanying Statement of Operations for the year ended December 31, 2003, as a result of the grant, on May 30, 2003, of an aggregate of 700,000 stock options to the Company's directors and Co-Chief Operating Officers. The following table illustrates the effect on net loss and net loss per share as if the fair value method had been applied to all outstanding and unvested awards in each year presented:

                                                                          2003                    2002                    2001
                                                                          ----                    ----                    ----
Net loss, as reported                                                    $  (2,967)             $  (4,647)              $  (3,776)
Add: Stock-based compensation expense included in reported net
     loss                                                                       13                      -                       -
Deduct: Stock-based compensation expense determined under the
     fair value method                                                        (917)                (3,653)                 (5,140)
                                                                  -----------------      -----------------       -----------------
Pro forma                                                                $  (3,871)             $  (8,300)              $  (8,916)
                                                                         ==========             ==========              ==========

Net loss per share - basic and diluted, as reported:                     $   (0.05)             $   (0.17)              $   (0.14)
Pro forma                                                                $   (0.07)             $   (0.29)              $   (0.34)

     The Company recognized no expense related to its issuance of stock options and warrants to certain non-employee consultants to the Company in 2003, 2002 or 2001.

Concentration of Credit Risk

     The Company operates retail optical stores in North America, predominantly in the United States, and its receivables are primarily from franchisees that also operate retail optical stores in the United States.

Segment Information

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes annual and interim reporting standards for an enterprise's operating segments, and related disclosures about its products, services, geographic areas and major customers. For the years ended December 31, 2003, 2002 and 2001, the Company's continuing operations were classified into one principal industry segment - retail optical (Note 1). Accordingly, the disclosures required by SFAS No. 131 have not been provided.

Reclassifications

     Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year presentation.

New Accounting Pronouncements

     Effective January 1, 2003, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, rather than as an extraordinary item as previously required. Extraordinary treatment is required for certain extinguishments as provided in APB No. 30. SFAS No. 145 also amends SFAS No. 13 to require that certain modifications to capital leases be treated as a sale-leaseback, and to modify the accounting for subleases when the original lessee remains a secondary obligor. The Company has adopted this Statement and has determined that it does not have, nor is it expected to have, a material impact on its financial position or results of operations.

     Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement did not have a material impact the Company's financial position or results of operations in 2003 as there were no additional stores that management made the decisions to close/exit.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have, nor is it expected to have, a material impact on the Company's financial position or results of operations.

     In December 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." Application of this Interpretation is required in a company's financial statements for interests in variable interest entities ("VIEs") that are considered special-purpose entities for the year ended December 31, 2003. The Company has certain sublease arrangements with its franchisees; however, the Company does not have an equity interest in the franchisees' corporations. Additionally, the franchisees have full control over the decision-making in their franchise. The Company continually monitors the creditworthiness of its franchisees in order to evaluate their ability to continue profitable operations. As a result, the Company has determined that the provisions of this Interpretation did not have a material impact on its financial position or results of operations.

     In December 2003, the FASB issued FASB Staff Position 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. As the Company does not have a post-retirement drug plan, the Company has determined the Staff Position does not have a material impact on its financial position or results of operations.

     In December 2003, the FASB revised FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Statement requires that this information be provided separately for pension plans and for other postretirement benefit plans. The Company has adopted this Statement and has determined that it does not have a material impact on its financial position or results of operations.


NOTE 3 - PER SHARE INFORMATION:

     In accordance with SFAS No. 128, "Earnings Per Share", basic net loss per common share ("Basic EPS") is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company's Consolidated Statements of Operations. There were 72,149,264, 9,223,227 and 10,350,892 stock options and warrants excluded from the computation of Diluted EPS for the years ended December 31, 2003, 2002 and 2001, respectively, as their effect on the computation of Diluted EPS would have been anti-dilutive. Additionally, for the years ended December 31, 2003, 2002 and 2001, respectively, there were 0.74, 0.74 and 2.51 shares of our Senior Convertible Preferred Stock outstanding, convertible into 98,519, 98,519 and 334,167 shares of the Company's Common Stock. Similarly, these preferred shares were not "assumed converted" as the effect on the computation of Diluted EPS would also have been anti-dilutive.

     The following table sets forth the computation of basic and diluted per share information:

                                                                                                     (In thousands)
                                                                                     -----------------------------------------------
Numerator:                                                                              2003              2002             2001
----------                                                                              ----              ----             ----
     Loss from continuing operations                                                 $    (2,948)     $    (4,721)     $    (5,088)
     Induced conversion of Senior Convertible Preferred Stock                                  -              (18)               -
                                                                                     ------------     ------------     ------------
       Numerator for basic and diluted loss per share -
                  loss attributable to common shareholders                                (2,948)          (4,739)          (5,088)
                                                                                     ------------     ------------     ------------


Basic and Diluted:

     Loss attributable to common shareholders                                             (2,948)          (4,739)          (5,088)
     (Loss) income from discontinued operations                                              (19)              74            1,312
                                                                                     ------------     ------------     ------------
          Net loss attributable to common shareholders                               $    (2,967)     $    (4,665)     $    (3,776)
                                                                                     ============     ============     ============

Denominator:

     Denominator for basic and diluted per share information -
          weighted-average shares outstanding                                             56,507           28,641           26,409
                                                                                     ============     ============     ============

Basic and Diluted Per Share Information:
     Loss attributable to common shareholders                                        $     (0.05)     $     (0.17)     $     (0.19)
     (Loss) income from discontinued operations                                                -             0.01             0.05
                                                                                     ------------     ------------     ------------
          Net loss attributable to common shareholders                               $     (0.05)     $     (0.16)     $     (0.14)
                                                                                     ============     ============     ============

NOTE 4 - Franchise Notes Receivable:

     Franchise notes held by the Company consist primarily of purchase money notes related to Company-financed conveyances of Company-owned store assets to franchisees, and certain franchise notes receivable obtained by the Company in connection with acquisitions in prior years. Substantially all notes are secured by the underlying assets of the related franchised store, as well as, in most cases, the personal guarantee of the principal owners of the franchisee. As of December 31, 2003, these notes generally provide for interest at 12%.

     Scheduled maturities of notes receivable as of December 31, 2003, are as follows (in thousands):


                            2004                                      $     690
                            2005                                            226
                            2006                                            159
                            2007                                            100
                            2008                                            246
                            Thereafter                                      280
                                                                       ---------
                                                                          1,701
                            Less: allowance for doubtful accounts          (782)
                                                                       ---------
                                                                       $    919
                                                                       =========

NOTE 5 - VALUATION AND QUALIFYING ACCOUNTS:

     Franchise receivables, franchise notes receivable, and other Company receivables, are shown on the Consolidated Balance Sheets net of allowances for doubtful accounts. The following is a breakdown, by major component, of the change in those allowances, along with the accruals for store closings and costs of disposal of discontinued operations:

                                                                                                         (In thousands)
                                                                                                       As of December 31,
                                                                                     --------------- -------------- ---------------
Franchise Receivables:                                                                   2003             2002            2001
                                                                                         ----             ----            ----
     Balance, beginning of year                                                      $    1,063       $    3,095       $    3,521
          Charged to expense                                                                 84              484              138
          Reductions, including write-offs                                                 (303)          (4,293)            (564)
          Additions                                                                           -            1,777                -
                                                                                     -----------      -----------      -----------
     Balance, end of year                                                            $      844       $    1,063       $    3,095
                                                                                     ===========      ===========      ===========

Franchise Notes Receivables:

     Balance, beginning of year                                                      $    1,928       $    3,326       $    3,019
          Charged to expense                                                                 20            1,195                -
          Reductions, including write-offs                                               (1,173)          (2,788)               -
          Additions                                                                           7              195              307
                                                                                     -----------      -----------      -----------
     Balance, end of year                                                            $      782       $    1,928       $    3,326
                                                                                     ===========      ===========      ===========

Other Company Receivables:
     Balance, beginning of year                                                      $      101       $      171       $      323
          Charged to expense                                                                 75              150                -
          Reductions, including write-offs                                                 (117)            (249)            (152)
          Additions                                                                          59               29                -
                                                                                     -----------      -----------      -----------
     Balance, end of year                                                            $      118       $      101       $      171
                                                                                     ===========      ===========      ===========

Accrual for Store Closings:

     Balance, beginning of year                                                      $    1,109       $      964       $        -
          Charged to expense                                                                  -              920              964
          Reductions                                                                       (965)            (775)               -
                                                                                     -----------      -----------      -----------
     Balance, end of year                                                            $      144       $    1,109       $      964
                                                                                     ===========      ===========      ===========

Accrual for Costs of Disposal of Discontinued Operations:

     Balance, beginning of year                                                      $      159       $      141       $    4,719
          Charged to expense                                                                166              268              425
          Reductions                                                                       (325)            (250)          (5,003)
                                                                                     -----------      -----------      -----------
     Balance, end of year                                                            $        -       $      159       $      141
                                                                                     ===========      ===========      ===========

NOTE 6 - PROPERTY AND EQUIPMENT, NET:

Property and equipment, net, consists of the following:                                                                   Estimated
                                                                                           (In thousands)                  Useful
                                                                                         As of December 31,                 Lives


                                                                                       2003               2002
                                                                                       ----               ----
Furniture and fixtures                                                            $      256         $      327           5 years
Machinery and equipment                                                                1,379              1,358           3-5 years
Leasehold improvements                                                                   981                998           10 years*
                                                                                  -----------        -----------
                                                                                       2,616              2,683
      Less: accumulated depreciation                                                  (2,135)            (1,990)
                                                                                  -----------        -----------
                   Property and equipment, net                                    $      481         $      693
                                                                                  ===========        ===========

     * Based upon the lesser of the assets' useful lives or the term of the lease of the related property.

     The net book value of assets held under capital leases included in property and equipment aggregated $21,000 and $68,000 (net of accumulated depreciation of $76,000 and $29,000) as of December 31, 2003 and 2002, respectively.
Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $268,000, $463,000 and $885,000, respectively.


NOTE 7 - ACCRUAL FOR STORE CLOSINGS:

     Effective January 1, 2003, the Company adopted the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supercedes EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." In accordance therewith, the Company records a liability for the cost associated with an exit or disposal activity when the liability is incurred. Prior to January 1, 2003, a provision was recorded at the time the determination was made to close a particular store and was based on the expected net proceeds, if any, to be generated from the disposition of the store's assets, as compared to the carrying value (after consideration of impairment, if any) of such store's assets and the estimated costs (including lease termination costs and other expenses) that were anticipated to be incurred in the closing of the store in question. For the years ended December 31, 2002 and 2001, the Company recorded a provision for 15 and 11 store closings, respectively, totaling approximately $920,000 (comprised of $792,000 in lease termination costs and $128,000 for other associated expenses) and $964,000 (comprised of $766,000 in lease termination costs and $198,000 for other associated expenses), respectively, and such provision is separately stated in the accompanying Consolidated Statements of Operations for the years ended 2002 and 2001. As of December 31, 2003, one store remained to be closed and $144,000 remained accrued as accrual for store closings on the accompanying Consolidated Balance Sheet. The Company closed the remaining store during the first quarter of 2004. No provision for store closings was provided for during the year ended December 31, 2003.


NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

     Accounts payable and accrued liabilities consist of the following (in thousands):

                                                                                 As of December 31,
                                                              --------------------------- ---------------------------
                                                                         2003                        2002
                                                                         ----                        ----
Accounts payable                                                       $  2,460                    $  2,889
Accrued payroll and fringe benefits                                         569                         540
Accrued professional fees                                                   260                         220
Accrued advertising                                                       1,346                         987
Accrued rent under sublease                                                 262                         250
Other accrued expenses                                                      492                       1,267
                                                                       ---------                   ---------
                                                                       $  5,389                    $  6,153
                                                                       =========                   =========

NOTE 9 - INCOME TAXES:

     The Company's effective tax rate differs from the statutory Federal income tax rate of 34%, primarily due to the impact of recording a valuation allowance to offset the potential future tax benefit resulting from net operating loss carry-forwards for all years presented.

     As of December 31, 2003 and 2002, net deferred tax assets were approximately $21,600,000 and $20,600,000, respectively, resulting primarily from the future tax benefit of net operating loss carry-forwards. In accordance with SFAS No. 109, the Company has provided a full valuation allowance against its net deferred tax assets as of December 31, 2003 and 2002, due to the uncertainty as to their future realizability. The valuation allowance against the net deferred tax assets increased by approximately $1,000,000 during the year ended December 31, 2003 and decreased by approximately $700,000 during the year ended December 31, 2001.

     As of December 31, 2003, the Company had net operating loss carry-forwards totaling approximately $47,000,000 available to offset future taxable income for federal income tax purposes. The net operating loss carry-forwards expire in varying amounts through 2022 and may be limited in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred, or could in the future occur.


NOTE 10 - LONG-TERM DEBT (INCLUDING RELATED PARTY BORROWINGS):

     As of December 31, 2003, principal payments due on the Company's long-term debt, capital leases and related party borrowings are as follows (in thousands):

                                                Capital            Related Party
                                                Leases               Borrowings            Other Debt
                          Year                    (1)                 (2)&(3)                (3)&(4)
                          ----                    ---                 -------                -------

                          2004                 $       12             $       35            $      195
                          2005                          -                     39                    23
                          2006                          -                     43                     8
                          2007                          -                    455                   112
                          2008                          -                      9                     -
                                               ----------             ----------            ----------
                                               $       12             $      581            $      338
                                               ==========             ==========            ==========

     1) Total capital lease obligations as of December 31, 2003 and 2002 were $12,000 and $57,000, respectively. Capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the underlying assets, and are payable in monthly installments, together with interest at various rates ranging from 6.47% to 6.89%. These leases mature at various dates through July 2004.

     2) On December 31, 2002, the Company refinanced certain past due amounts owed to Cohen's Fashion Optical ("CFO"), a retail optical chain owned by certain of the principal shareholders and directors of the Company (Note 13). As a result, the Company signed a 5-year, $200,000 promissory note, in favor of CFO, bearing interest at a rate of 10% per annum.

     3) Effective April 14, 2003, in connection with certain Rescission Transactions consummated by the Company on December 31, 2003 (Note 14), the Company signed numerous promissory notes with certain of its shareholders, three of whom are also directors of the Company. The notes, which aggregate $520,000, bear interest at a rate of 6% per annum, and all sums (principal and interest) under the notes are due and payable in April 2007.

     4) The Company is obligated under various other notes payable, all of which are due, and will be fully paid, in 2004.


NOTE 11 - COMMITMENTS AND CONTINGENCIES:

Operating Lease Commitments

     The Company leases locations for both its Company-owned and franchised stores, as well as its executive and administrative offices. As of December 31, 2003, minimum future rental payments for Company-owned stores and the Company's executive and administrative offices, as well as for stores leased by the Company and subleased to franchisees, in the aggregate, are as follows (in thousands):

                                               ------------------- ----------------- ----------------------
                                                  Total Lease          Sublease           Net Company
                                                  Obligations          Rentals            Obligations
                                               ------------------- ----------------- ----------------------
                                               ------------------- ----------------- ----------------------

                                2004             $     5,356         $     4,921         $       435
                                2005                   3,461               3,145                 316
                                2006                   2,477               2,228                 249
                                2007                   1,938               1,738                 200
                                2008                   1,453               1,303                 150
                                Thereafter             3,202               2,887                 315
                                                 -----------         -----------         -----------
                                                 $    17,887         $    16,222         $     1,665
                                                 ===========         ===========         ===========

     The Company holds the master lease on certain of its franchised locations and, as part of the franchise agreement, sublets the subject premises to the franchisee. In addition to the fixed rent payable under such master leases, most master leases require payment of a pro rata portion of common area maintenance expenses and real estate taxes, as well as percentage rent based upon the sales volume of the store in question. As required by SFAS No. 13 "Accounting for Leases," the Company recognizes its rent expense on a straight-line basis over the life of the related lease. Rent expense was approximately $812,000, $1,740,000 and $2,048,000; net of sublease rentals of approximately $6,697,000, $7,676,000 and $8,443,000, for the years ended December 31, 2003, 2002 and 2001, respectively.

Employment Agreement

     The Company has an employment agreement with one of its key employees, which extends through February 2005. The employment agreement provides for certain base compensation and other miscellaneous benefits. The employment agreement also provides for an incentive bonus based upon the Company's achievement of certain EBITDA targets, as defined. In connection with this employment agreement, the Company granted an aggregate of 150,000 employee stock options at an exercise price of $0.075 (which was equal to the fair market value of the Company's Common Stock on the date of grant), which options vested immediately. The employee exercised all of such options in February 2003. Additionally, the 50,000 options previously granted to the employee (on July 16, 2001), in connection with his previous employment agreement, became immediately vested. These options, which have an exercise price of $0.26 and are still outstanding, expire 10 years from the date of grant. The aggregate future annual base compensation relating to this employment agreement for the years ending December 31, 2004 and 2005 is approximately $182,000 and $21,000, respectively.

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

Joel filed for bankruptcy in Kentucky, and received a discharge from the trustee. Presently, there is a motion pending in the U.S. Bankruptcy Court to vacate Dr. Joel's discharge based upon, among other things, fraud on the Bankruptcy Court. A trial on this motion is anticipated to commence in the spring of 2004.

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

     In April 2000, the Company commenced an action in the Supreme Court of the State of New Jersey against Preit-Rubin, Inc. and Cumberland Mall Associates, the landlord of the former Sterling Optical Store located in Cumberland Mall, Vineland, New Jersey, seeking damages of approximately $200,000 as a result of the defendants alleged wrongful eviction of the Company from this location. In response thereto, the defendants asserted counterclaims of approximately $100,000 plus legal fees based upon the Company's alleged breach of the lease pursuant to which it occupied such store. Thereafter, the defendant filed a motion for summary judgment seeking a dismissal of the Company's claims, which motion was decided by the Court, in a favor of the defendant. In May 2003, the Company and Preit-Rubin settled the action, the terms of which provide, in material part, that the Company pay Preit-Rubin the aggregate sum of $187,500 and, upon the parties' full performance of their respective obligations under such settlement, the action will be dismissed with prejudice. The final payment ($15,000) under the terms of the settlement will be made in April 2004.

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

     In May 2002, a class action was commenced in the California Superior Court, Los Angeles County, against the Company and VisionCare of California, Inc. ("VCC"), a wholly owned subsidiary of the Company, by Consumer Cause, Inc., seeking a preliminary and permanent injunction enjoining the defendants from their continued alleged violation of the California Business and Professions Code (the "California Code"), and restitution based upon the defendants' alleged illegal charging of dilation fees during the four year period immediately preceding the date of the plaintiff's commencement of such action. In its complaint, the plaintiff alleged that VCC's employment of licensed optometrists, as well as its operation (under the name Sterling VisionCare) of optometric offices in locations which are usually situated adjacent to the Company's retail optical stores located in the State of California, violated certain provisions of the California Code and was seeking to permanently enjoin VCC from continuing to operate in such manner. In November 2002, the plaintiffs filed an amended complaint removing VCC as a defendant in this action. In January 2003, on motion of the Company, the Court dismissed this action, with prejudice, and without liability to the Company. In April 2003, the plaintiff filed a Notice of Appeal of the decision of the lower court dismissing this action. In August 2003, the Company filed its reply brief, as supplemental on two occasions, opposing the plaintiff's appeal. As of the date hereof, a decision with respect to such appeal is pending.

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

     In December 2002, Pyramid Champlain Company ("Pyramid") commenced an action against the Company, in the Supreme Court of the State of New York, Onondaga County, in which Pyramid, as the landlord of the Company's former Sterling Optical Center located in Plattsburg, New York, was seeking, among other things, damages against the Company, in the approximate amount of $230,000, under the lease for such Center. While the Company believed that it had a meritorious defense to such action, in November 2003, the Company settled the action with Pyramid, the terms of which provided that the Company pay, to Pyramid, the aggregate sum of $125,000, in consideration for Pyramid's dismissal of the action, with prejudice, and the exchange of mutual general releases.

     On or about January 15, 2003, Wells Fargo Financial Leasing, Inc. commenced an action against the Company, in the United States District Court, Eastern District of New York, as the lessor of certain office equipment allegedly leased to the Company, and was seeking therein, among other things, damages against the Company, in the approximate amount of $100,000, in respect of claims arising under such lease. In August 2003, the Company and Wells Fargo settled the action, the terms of which provide, in material part, that the Company pay Wells Fargo the aggregate sum of $75,000 and, upon the parties' full performance of their respective obligations under such settlement, the action will be dismissed with prejudice. The final payment ($8,000) under the terms of the settlement will be made in April 2004.

     On or about May 12, 2003, General Electric Capital Corporation ("GECC") commenced an action against Sterling Vision of California, Inc. and the Company, in the Supreme Court of the State of New York, County of Nassau, as the lessor of certain office equipment allegedly leased to Sterling Vision of California, Inc., and is seeking therein, among other things, damages against the defendants, in the approximate amount of $266,000, in respect of claims arising under such lease. On June 3, 2003, the plaintiff's motion for an order of seizure and preliminary injunction, which was not opposed by the defendants, was granted by the Court. While the defendants believe that they have a meritorious defense to such action, a settlement, in principal, of the action has been reached with GECC, the terms of which provide that the Company will pay to GECC the aggregate sum of $85,000, in consideration for GECC's dismissal of the action, with prejudice, and the exchange of mutual general releases. There can be no assurance, however, that this settlement will be consummated.

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

     On May 21, 2003, SMB Operating Company, LLC ("SMB"), the landlord of the Company's former Sterling Optical store located in Edina, Minnesota, commenced an action against the Company and its subsidiary, Sterling Vision of Southdale, Inc., alleging that the Company had breached its obligations under its guaranty of the lease for such store. While the Company believed that it had a meritorious defense to such action, in December 2003, the Company settled the action with SMB, the terms of which provided that the Company pay, to SMB, the aggregate sum of $70,000, in consideration for SMB's dismissal of the action, with prejudice, and the exchange of mutual general releases.

     On or about July 1, 2003, Eighth Street Tower Corporation ("ESTC") commenced an action against the Company, in the District Court of the County of Hennepin, State of Minnesota, in which ESTC, as the Landlord of the Company's former Sterling Optical store located in Minneapolis, Minnesota, was seeking, among other things, damages against the Company, in the approximate amount of $55,000, under the lease for such store. While the Company believed that it had a meritorious defense to such action, in December 2003, the Company settled the action with ESTC, the terms of which provide that the Company pay, to ESTC, the aggregate sum of $45,000, in consideration for ESTC's dismissal of the action, with prejudice, and the exchange of mutual general releases. The final payment under this settlement was made in March 2004.

     In October 2003, Developers Diversified Realty Corporation ("DDRC") commenced an action against the Company, in the District Court of the County of Wapello, State of Iowa, in which DDRC, as the Landlord of the Company's former Sterling Optical store located in Ottumwa, Iowa, is seeking, among other things, damages against the Company, in the approximate amount of $200,000, under the lease for such store. The Company believes that it has a meritorious defense to such action. As of the date hereof, these proceedings were in the discovery stage.

     In October 2003, Luzerne Optical Laboratories, Ltd. ("Luzerne") commenced an action against the Company in the Court of Common Pleas of the County of Luzerne, State of Pennsylvania, which action was thereafter removed to the Federal Court, Middle District of Pennsylvania. In this action, plaintiff seeks to recover, from the Company, the approximate sum of $240,000 for certain laboratory services allegedly provided to the Company. The Company believes that is has a meritorious defense to such action. As of the date hereof, these proceedings were in the discovery stage.

     In December 2003, Westminster Mall Company commenced an action against the Company and Sterling Vision of Westminster, Inc., the Company's wholly-owned subsidiary, in the District Court of the County of Jefferson, State of Colorado, in which the plaintiff, as the Landlord of the Company's former Sterling Optical store located in Westminster, Colorado, is seeking, among other things, damages against such subsidiary under the lease for such store, and against the Company under its guaranty of such lease, in the approximate amount of $229,000. The Company believes that it has a meritorious defense to such action. As of the date hereof, these proceedings were in the discovery stage.

     In addition to the foregoing in the ordinary course of business, the Company is a defendant in certain lawsuits alleging various claims incurred, certain of which claims are covered by various insurance policies, subject to certain deductible amounts and maximum policy limits. In the opinion of management, the resolution of these claims should not have a material adverse effect, individually or in the aggregate, upon the Company's business or financial condition. Other than as set forth above, management believes that there are no other legal proceedings, pending or threatened, to which the Company is, or may be, a party, or to which any of its properties are or may be subject to, which, in the opinion of management, will have a material adverse effect on the Company. Additionally, with respect to the landlord-tenant actions described herein, the Company has already accounted for the estimated possible costs (including possible judgments) associated with such actions as part of accounts payable and accrued liabilities, and the accrual for store closings as of December 31, 2003.

Guarantees

     In connection with the Company's sale of the Ambulatory Center on May 31, 2001 (Note 1), the Company agreed to guarantee certain of the potential ongoing liabilities of the Ambulatory Center. As of December 31, 2002, the Company had accrued $159,000 for estimated guaranteed liabilities in 2002. During the year ended December 31, 2003, the Company accrued an additional $225,000 for such estimated guaranteed liabilities, representing the estimated cash flow losses of the Ambulatory Center during 2003, based on information provided by the owner.

     In September 2003, the Company entered into a series of agreements, with the owner of the Ambulatory Center and the landlord of the premises, pursuant to which the Company's future guarantee is now expressly limited to that of the minimum base rent and additional rent, payable under the lease for the premises, as adjusted in accordance with the agreements. In connection with the agreements, the Company agreed to settle its outstanding liabilities allegedly due under its guarantee, which liabilities were settled at lower amounts than the Company had originally accrued for. As of December 31, 2003, the Company had $0 remaining as accounts payable and accrued liabilities on the accompanying Consolidated Balance Sheets.

     As of December 31, 2003, the Company was a guarantor of certain leases of retail optical stores franchised and subleased to its franchisees. In the event that all of such franchisees defaulted on their respective subleases, the Company would be obligated for aggregate lease obligations of approximately $4,372,000. The Company continually evaluates the credit-worthiness of its franchisees in order to determine their ability to continue to perform under their respective subleases. Additionally, in the event that a franchisee defaults under its sublease, the Company has the right to take over operation of the respective location.


NOTE 12 - EXECUTIVE COMPENSATION:

     On May 30, 2003, the Compensation Committee (the "Committee") of the Board granted 100,000 stock options to each of the three Co-Chief Operating Officers of the Company. The options have an exercise price of $0.05, a term of 10 years, and were immediately exercisable. On November 11, 2003 and November 13, 2003, respectively, two of the Company's Co-Chief Operating Officers exercised the aforementioned 100,000 stock options granted to each of them. One of the Co-Chief Operating Officers (who is also the Company's Chief Financial Officer) has an employment agreement that provides for an incentive bonus based on the Company's achievement of certain earnings targets, as defined in his agreement. The Committee also resolved that each of the Company's two other Co-Chief Operating Officers would also receive an incentive bonus based on substantially the same terms as provided to the other Co-Chief Operating Officer, pursuant to his employment agreement. For the year ended December 31, 2003, there was an aggregate of $77,924 of such bonuses reflected in the accompanying Consolidated Statement of Operations. Such amount is also reflected recorded as part of accounts payable and accrued liabilities on the accompanying Consolidated Balance Sheet for 2003.


NOTE 13 - RELATED PARTY TRANSACTIONS:

     In June 2001, due to the significant losses being incurred by the Company in connection with the operation thereof, the Company subleased its store (together with certain of the assets located therein) in Nyack, New York to General Vision Services LLC ("GVS"), a retail optical chain owned by certain of the principal shareholders and directors of the Company, and members of their respective immediate families. In connection with this transfer, the Company agreed to provide a rent subsidy of $2,500 per month through May 31, 2003. The Company continues to sublet this store to GVS; however, the Company no longer provides a rent subsidy.

     On December 3, 2001 and December 20, 2001, respectively, the Company's Board of Directors authorized the Company to borrow $150,000 and $300,000 from Horizons Investors Corp. ("Horizons"), a New York corporation principally owned by a director and principal shareholder of the Company. The loan was payable on demand, together with interest calculated at the prime rate plus 1%. The Company repaid these loans (which aggregated $450,000 as of December 31, 2001), in full, on January 23, 2002.

     On December 6, 2001, the Company's Board of Directors authorized the Company to borrow $300,000 from Broadway Partners LLC, a partnership owned by certain of the children of certain of the Company's principal shareholders and directors. The loan was payable on demand, together with interest calculated at the prime rate plus 1%. The Company repaid this loan ($300,000 as of December 31, 2001), in full, on January 23, 2002.

     During 2003, 2002 and 2001, the Company purchased from City Lens, Inc. ("City Lens"), an ophthalmic lens laboratory owned, directly or indirectly, by certain of the principal shareholders and directors of the Company, together with certain members of their immediate families, ophthalmic lenses and certain lens refinishing services for its Company-owned stores. For the years ended December 31, 2003, 2002 and 2001, respectively, the total cost of such lenses and services purchased from City Lens, was approximately $26,000, $228,000 and $243,000. The Company believes that the cost of such lenses and services were as favorable to the Company as those which could have been obtained from an unrelated third party.

     In April 2002, the Company sold substantially all of the assets of one of its stores located in New York City, together with all of the capital stock of its wholly-owned subsidiary, Sterling Vision of 125th Street, Inc., which is the tenant under the master lease for such store, to GVS, for the sum of $55,000.

     On July 23, 2002, the Board of Directors authorized the Company to borrow $300,000 from one of its principal shareholders and directors. The loan was payable on August 10, 2002, together with interest in an amount equal to 1% of the principal amount of such loan. The Company repaid this loan, in full, on August 8, 2002.

     On December 31, 2002, the Company refinanced certain past due amounts, owed to CFO. As a result, the Company signed a 5-year, $200,000 promissory note, in favor of CFO, bearing interest at a rate of 10% per annum.

     On April 4, 2003, the Board of Directors authorized the Company to borrow $100,000 from one of its principal shareholders and directors. The loan was payable immediately after the closing of the Company's Rights Offering (Note
14), together with interest in an amount equal to 1% of the principal amount of such loan. The Company repaid this loan, in full, on April 22, 2003, with a portion of the proceeds from the Rights Offering.

     Effective April 14, 2003, in connection with certain Rescission Transactions consummated by the Company on December 31, 2003, the Company signed promissory notes with three of its directors, who are also shareholders, of the Company. The notes, which aggregate $408,000, bear interest at a rate of 6% per annum, and all sums (principal and interest) under the notes are due and payable in April 2007.

     Until January 10, 2002, the Company subleased, from a limited liability company owned by certain of the Company's principal shareholders, and shared with CFO and others, an office building located in East Meadow, New York. Occupancy costs were appropriately allocated based upon the applicable square footage leased by the respective tenants of the building. For the year ended December 31, 2001, the Company paid approximately $440,000 for rent and related charges for these offices. On January 10, 2002, the Company relocated to an office building located in Garden City, New York, and entered into a sublease with CFO for one of the two floors then being subleased to CFO. Occupancy costs are being allocated between the Company and CFO based upon the respective square footages being occupied. For the years ended December 31, 2003 and 2002, the Company paid approximately $171,000 and $158,000, respectively, for rent and related charges under this new sublease. Management believes that such sublease is at fair market value.

     One of the Company's Co-Chief Operating Officers serves on the Board of Directors of Newtek Business Services, Inc. ("NBSI"), a company that provides various financial services to both small and mid-sized business. The Company utilizes the bank and non-bank card processing services of one of NBSI's affiliated companies. During the year ended December 31, 2003, the Company paid approximately $23,000 to such affiliate for such services provided. The Company believes that the cost of such services were as favorable to the Company as those which could have been obtained from an unrelated third party.

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

     As of December 31, 2003, there were approximately 0.74 shares of Senior Convertible Preferred Stock outstanding with a stated value of approximately $74,000, convertible into Common Stock at a rate of $0.75. The sole remaining holder of the Company's Senior Convertible Preferred Stock has the right to vote, as a single class, with the Common Stock, on an as-converted basis, on all matters on which the holders of the Company's Common Stock are entitled to vote.

Treasury Stock Purchases

     On October 31, 2000, the Company announced a program to repurchase, in accordance with the applicable requirements of the Securities Exchange Act of 1934, as amended, up to 1,000,000 shares of its Common Stock at prevailing prices in open market transactions effected during the one-year period commencing November 1, 2000. As of December 31, 2003, the Company had acquired 182,337 shares of its Common Stock pursuant to such program.

Issuance of Common Stock for Consulting Services

     In July 2001, the Company issued 1,000,000 unregistered shares of its Common Stock (the fair value of which was approximately $325,000) to Rare Medium Group and Rare Medium, Inc. (collectively "Rare"), the Company that was to develop the Company's anticipated Internet-based portal business (Note 1), as part of a settlement whereby the Company's disputes with Rare, regarding their respective obligations under the Company's various agreements with Rare, were settled.

     On January 16, 2001, the Company entered into an agreement with Goldin Associates, L.L.C. ("Goldin") whereby Goldin agreed to provide interim management services to the Company, for an initial six-month period, all at the direction of the Board of Directors of the Company or its other officers, pursuant to delegated authority. The fee for such services was $50,000 per month, plus an additional fee comprised of unregistered shares totaling 1.65% of the outstanding Common Stock of the Company as of January 22, 2001, and warrants to purchase up to an aggregate of 3.35% of the outstanding Common Stock of the Company. As a result, the Company issued 418,719 unregistered shares of its Common Stock (the fair value of which was approximately $108,000 and was charged directly to operations) to Goldin, along with warrants to purchase up to an additional 850,126 shares of Common Stock, all at an exercise price of $0.01, subject to the Company achieving certain earnings targets (the "Incentive Fee").

     The terms of the Incentive Fee provide that the warrants may only be exercised according to the following schedule: (1) warrants to purchase 279,146 shares of the Company's Common Stock immediately following a year in which the Company shall realize earnings before interest, taxes, depreciation and amortization  and  certain  other  items  ("EBITDA"),  as  defined,  of at least
$1,000,000; (2) warrants to purchase an additional 279,146 shares of the Company's Common Stock immediately following a year in which the Company shall realize EBITDA of at least $2,000,000; and (3) warrants to purchase an additional 291,834 shares of the Company's Common Stock immediately following a year in which the Company shall realize EBITDA of at least $3,000,000. These warrants would become exercisable only if the applicable EBITDA targets are achieved prior to December 31, 2004. On December 31, 2003, 558,292 of Goldin's warrants vested as the Company achieved $2,000,000 of EBITDA, as defined, for the year ended December 31, 2003. As a result of the vesting of these warrants, the Company incurred a charge to earnings of approximately $53,000, representing the fair value of the warrants that vested. The future vesting and valuation of the remaining unvested warrants, if and when they become exercisable, will result in charges to the Company's results of operations in future periods. All vested warrants will expire on January 22, 2008.

     On April 26, 2001, the Company's Board of Directors approved the terms of an agreement whereby it agreed to issue to Balfour Investors Incorporated ("Balfour"), in exchange for certain advisory services rendered to the Company's Board of Directors, 209,359 unregistered shares of its Common Stock (the fair value of which was approximately $57,000 and was charged directly to operations), together with warrants to purchase up to 425,063 additional shares of Common Stock at an exercise price of $0.01. The warrants will become exercisable according to the following schedule: (1) warrants to purchase 139,573 shares of the Company's Common Stock immediately following a year in which the Company shall realize EBITDA, as defined, of at least $1,000,000; (2) warrants to purchase an additional 139,573 shares of the Company's Common Stock immediately following a year in which the Company shall realize EBITDA of at least $2,000,000; and (3) warrants to purchase an additional 145,917 shares of the Company's Common Stock immediately following a year in which the Company shall realize EBITDA of at least $3,000,000. Further, these warrants would become exercisable only if the applicable EBITDA targets are achieved prior to December 31, 2004. On December 31, 2003, 279,146 of Balfour's warrants vested as the Company achieved $2,000,000 of EBITDA, as defined, for the year ended December 31, 2003. As a result of the vesting of these warrants, the Company incurred a charge to earnings of approximately $27,000, representing the fair value of the warrants that vested. The future vesting and valuation of the remaining unvested warrants, if and when they become exercisable, will result in charges to the Company's results of operations in future periods. All vested warrants will expire on April 26, 2008.

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

     On April 14, 2003, the subscription period ended and the Company completed the Rights Offering. Approximately 92,700,000 units were subscribed for in the Rights Offering, and, as a result, 50,000,000 new shares of Common Stock, and warrants to purchase 50,000,000 additional shares of Common Stock, were issued, resulting in gross proceeds of $2,000,000. The issuance costs associated with the Rights Offering were approximately $141,000. The net proceeds received in the Rights Offering (approximately $1,859,000) were allocated based on the relative fair values of the Common Stock and the warrants. Accordingly, approximately $1,338,000 was allocated to the Common Stock and approximately $521,000 was allocated to the warrants. On December 31, 2003, effective April 14, 2003, 13,000,000 of the units were rescinded by the Company, and the Company made promissory notes of $520,000 in the aggregate to such shareholders to repay the original subscription price paid (see "Rescission of Units and Warrants" below).

Rescission of Units and Warrants

     Subsequent to the Rights Offering, the Company determined that the use of certain of its tax attributes, including its net operating loss carry-forwards, may have been substantially restricted as a result of the consummation of certain transactions in the Rights Offering. In an effort to avoid such restrictions, on December 31, 2003 (effective April 14, 2003), the Company and certain of its shareholders (the "Subject Shareholders") agreed to, and effectuated, (a) the rescission, ab initio, of the exercise, by the Subject Shareholders, of 13,000,000 of the oversubscription rights of the Subject Shareholders (and, accordingly, of the issuance, to such Subject Shareholders, of the units associated therewith), and (b) the rescission, surrender and cancellation of all of the remaining warrants (33,210,028 in the aggregate) that were acquired by the Subject Shareholders in the Rights Offering (collectively, the "Rescission Transactions"). In connection with the Rescission Transactions, the Company agreed to repay each Subject Shareholder the original subscription amount of $0.04 (previously paid by each Subject Shareholder) for each of the rescinded units (together with interest at a rate of 6% per annum from the date of the original acquisition thereof), which, in the aggregate for all of the Subject Shareholders, totaled $520,000. This sum (plus interest) is payable, by the Company, on or before April 14, 2007, pursuant to a series of promissory notes issued to the Subject Shareholders. Additionally, as a result of the Rescission Transactions, the Company's outstanding Common Stock decreased by 13,000,000 shares.

     Furthermore, in order to limit the potential that future transactions could have a similar effect on the Company's tax attributes, the Company amended its by-laws to provide the Board of Directors with the ability to void certain transactions in Company securities that may impair or limit the future utilization of its tax attributes, including its net operating loss carry-forwards.

     Notwithstanding the consummation of the Rescission Transactions and the amendment of the by-laws, there can be no assurance that the Company has been, or will in the future be, successful in preventing an event which could materially impair or limit the Company's utilization of its net operating loss carry-forwards and other tax attributes.

Settlement with Subject Shareholders

     Recognizing that the Subject Shareholders that participated in the Rescission Transactions (see "Rescission of Units and Warrants" above) suffered certain damages in connection therewith, on December 31, 2003, the Company granted to the Subject Shareholders, in the aggregate, new warrants to purchase 59,210,028 shares of Company Common Stock. The exercise prices of the new warrants issued to each of the Subject Shareholders ranged from $0.0465 to $0.0489. These exercise prices were calculated with the intention of allowing the Subject Shareholders to purchase equity of the Company on substantially the same economic terms that they would have been originally entitled pursuant to the Rights Offering, but for the Rescission Transactions. The new warrants are not exercisable until April 15, 2006. In connection with the issuance of the new warrants to the Subject Shareholders, the Company incurred a one-time, non-cash charge of approximately $4,544,000, which is reflected as non-cash charge for issuance of warrants as a result of Rescission Transactions on the accompanying Statement of Operations for the year ended December 31, 2003.


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

     A summary of the options previously issued under the Plan is presented in the table below:

                                                          2003                          2002                          2001
                                               --------------------------   ----------------------------  --------------------------
                                                               Weighted                       Weighted                     Weighted
                                                                Average                        Average                      Average
                                                               Exercise                       Exercise                     Exercise
                                                  Shares         Price          Shares          Price        Shares          Price
                                               --------------------------   ----------------------------  --------------------------
Options outstanding, beginning of period         4,270,468    $     3.98       5,398,133      $     4.07    5,590,966     $     6.54
     Granted                                       700,000    $     0.05         150,000      $     0.08    2,194,000     $     0.32
     Exercised                                    (350,000)   $     0.06               -      $        -            -     $        -
     Canceled, forfeited or expired                (14,833)   $     0.33      (1,277,665)     $     3.90  (2,386,833)     $     6.39
                                               -----------    ----------    ------------      ----------  -----------     ----------

Options outstanding, end of period               4,605,635    $     3.69       4,270,468      $     3.98    5,398,133     $     4.07
                                               ===========    ==========    ============      ==========  ===========     ==========

Options exercisable, end of period               4,545,140    $     3.74       4,118,809      $     4.12    4,320,300     $     4.80
                                               ===========    ==========    ============      ==========  ===========     ==========

     Of the total options outstanding as of December 31, 2003, there were 461,500 held by current employees of the Company, and 4,144,135 held by directors of the Company, outside consultants and former employees. Of the total options granted during 2003, 300,000 were granted to employees of the Company, and 400,000 were granted to directors of the Company. There were no grants during 2003 to outside consultants and former employees.

     The following table summarizes information about stock options outstanding and exercisable as of December 31, 2003:

                                                Options Outstanding                                     Options Exercisable
                                                     Weighted-             Weighted-                                    Weighted-
                                                      Average               Average                                      Average
       Range of                                      Remaining              Exercise                                    Exercise
    Exercise Prices          Outstanding         Contractual Life            Price              Exercisable               Price
  -------------------       --------------     ----------------------    ---------------      ---------------       ----------------
    $0.05 to $0.08               500,000                 9.42              $    0.05                500,000            $    0.05
    $0.15 to $0.23               150,000                 7.22              $    0.22                150,000            $    0.22
    $0.24 to $0.36             1,313,501                 6.78              $    0.29              1,253,006            $    0.29
    $1.32 to $1.98                 5,000                 5.83              $    1.88                  5,000            $    1.88
    $1.99 to $2.99                 3,000                 5.73              $    2.75                  3,000            $    2.75
    $3.00 to $4.50               615,000                 4.97              $    3.27                615,000            $    3.27
    $4.51 to $6.77               890,467                 3.82              $    5.97                890,467            $    5.97
    $6.78 to $8.25             1,128,667                 4.76              $    8.17              1,128,667            $    8.17

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                  2003              2002             2001
                                  ----              ----             ----

Expected life (years)               1                1                 5
Interest rate                     2.20%            2.21%             4.80%
Volatility                         98%              114%             114%
Dividend yield                      -                -                 -


Stock Purchase Warrants

     In December 1999, the Company issued 2,500,000 warrants to MY2000, LLC, an entity acting as an independent advisor to the Company in connection with its planned Internet business and strategy (Note 1), to purchase 2,500,000 shares of the Company's Common Stock at a price of $2.00 per share, the fair value on the date of issuance, 1,500,000 of which remained unexercised as of December 31, 2003, and expire on December 2, 2004.

     In the first quarter of 2000, the Company issued 1,677,570 warrants to investors that participated in a certain private placement by the Company. The exercise price of the warrants is $7.59 and they are all exercisable. The warrants expire on various dates between February 13, 2005 and March 22, 2005. Additionally, the Company issued an aggregate of 500,000 warrants to the placement agents. These warrants also have an exercise price of $7.59, are currently exercisable, and expire on February 13, 2005.

     In January 2001, the Company issued 850,126 warrants to Goldin (Note 14), 558,292 of which vested on December 31, 2003. The remaining warrants are exercisable upon the achievement of a certain earnings target by the Company by December 31, 2004, and expire on January 22, 2008.

     In April 2001, the Company issued 425,063 warrants to Balfour (Note 14), 279,146 of which vested on December 31, 2003. The remaining warrants are exercisable upon the achievement of a certain earnings target by the Company by December 31, 2004, and expire on April 26, 2008.

     In connection with the Rights Offering, the Company issued 50,000,000 warrants, exercisable immediately at an exercise price of $0.05, and expiring on April 14, 2004. Subsequently, 13,000,000 of such warrants were rescinded, 32,210,028 were surrendered, and 409,130 were exercised. As of December 31, 2003, 3,380,842 of such warrants remained outstanding and exercisable.

     As a result of certain Rescission Transactions entered into by the Company on December 31, 2003 (Note 14), the Company issued warrants to purchase 59,210,028 shares of Company Common Stock to certain Subject Shareholders. The exercise prices of the warrants issued ranged from $0.0465 to $0.0489, are not exercisable until April 15, 2006, and expire on April 14, 2008.

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


NOTE 17 - FOURTH QUARTER CHARGES:

     In the fourth quarter of 2003, the Company recognized non-cash equity compensation charges of approximately $4,623,000 related to the issuance of warrants as a result of the Rescission Transactions (Note 14), and the vesting of certain warrants issued, in 2001, to Goldin and Balfour (Note 14). Additionally, the Company recorded a provision for doubtful accounts of approximately $142,000 related to certain of its franchise, notes and managed care receivables that management deemed uncollectible, recognized bonuses totaling approximately $77,000 payable to certain of the Company's executive officers, and incurred approximately $164,000 of expenses associated with both, the evaluation of an offer (which offer was subsequently rescinded), by certain of its directors and certain of their family members, to take the Company private, and the Rescission Transactions entered into on December 31, 2003.

Item 8A. Controls and Procedures

     The Company's Co-Chief Operating Officers (Co-Principal Executive Officers), one of whom is also its Chief Financial Officer (Principal Financial Officer), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, our Co-Chief Operating Officers (Co-Principal Executive Officers) concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in the Company's internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant

     The Board presently consists of five directors. The directors of Emerging Vision, Inc. ("EVI" or the "Company") are divided into two classes, designated as Class 1 and Class 2, respectively. Directors of each Class are elected at the Annual Meeting of the Shareholders of EVI held in the year in which the term of such Class expires, and serve thereafter for two years, or until their respective successors are duly elected and qualified or their earlier resignation, removal from office, retirement or death. Mr. Benito R. Fernandez and Mr. Christopher G. Payan presently serve as Class 1 Directors and are scheduled to hold office until the 2004 Annual Meeting of Shareholders. Drs. Robert and Alan Cohen, and Mr. Joel L. Gold, presently serve as Class 2 Directors and are scheduled to hold office until their respective successors are duly elected and qualified or their earlier resignation, removal from office, retirement or death.

             INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of EVI are as follows:

Name                                   Age           Position

Alan Cohen, O.D.                       53            Chairman of the Board of
                                                     Directors
Robert Cohen, O.D.                     60            Director
Benito R. Fernandez                    62            Director
Joel L. Gold                           62            Director
Christopher G. Payan                   29            Co-Chief Operating Officer,
                                                     Chief Financial Officer,
                                                     Senior Vice President,
                                                     Secretary and Director
Samuel Z. Herskowitz                   34            Co-Chief Operating Officer
                                                     and Chief Marketing Officer
Myles Lewis                            36            Co-Chief Operating Officer
                                                     and Senior Vice President -
                                                     Business Development
Dr. Nicholas Shashati                  44            President - VisionCare of
                                                     California, Inc. ("VCC")
Brian P. Alessi                        28            Controller and Treasurer

     Dr. Alan Cohen has served as a director of the Company since its inception; and, as of May 31, 2002, became the Company's Chairman of the Board of Directors. He also served as Chief Operating Officer of the Company from 1992 until October 1995, when he became Vice Chairman of the Board of Directors, and as the Company's President, Chief Executive Officer and Chief Operating Officer from October 1998 through April 17, 2000, when he became President of the Company's retail optical store division, which position Dr. Cohen resigned from on January 9, 2001. Dr. Cohen, together with his brother, Dr. Robert Cohen, is the owner of Meadows Management, LLC ("Meadows"), which, until April 9, 2000, rendered consulting services to the Company. From 1974 to the present, Dr. Alan Cohen has been engaged in the retail and wholesale optical business. For more than 10 years, Dr. Cohen has also been a director, principal shareholder and officer of Cohen Fashion Optical, Inc. and its affiliates ("CFO"), which currently maintains its principal offices in Garden City, New York. Since January 15, 2001, Dr. Cohen has served as President of General Vision Services, LLC ("GVS"), and, since October 2003, has served as an officer of Vision World, LLC ("Vision World"), each of which currently maintains its principal offices in New York City. Dr. Cohen and his brother, Dr. Robert Cohen, are also shareholders of CFO and members of GVS and Vision World. CFO and GVS each engage in, among other things, the operation (and, in the case of CFO, franchising) of retail optical stores similar to those operated and franchised by the Company. GVS and Vision World also administer third party benefit programs similar to those being administered by the Company. Dr. Cohen is also an officer and a director of several privately held management and real estate companies and other businesses. Dr. Cohen graduated from the Pennsylvania School of Optometry in 1972, where he received a Doctor of Optometry degree.

     Dr. Robert Cohen served as Chairman of the Board of Directors of the Company from its inception through April 7, 2000, when he resigned as Chairman, but not as a director. He also served as Chief Executive Officer of the Company from its inception until October 1995. Dr. Cohen, together with his brother, Dr. Alan Cohen, is the owner of Meadows, which, until April 9, 2000, rendered consulting services to the Company. From 1968 to the present, Dr. Robert Cohen has been engaged in the retail and wholesale optical business. For more than 10 years, Dr. Cohen has also served as President and a director of CFO. Since January 15, 2001, Dr. Cohen has served as the Chief Executive Officer of GVS, and, since October 2003, has served as an officer of Vision World. Dr. Cohen and his brother, Dr. Alan Cohen, are also shareholders of CFO and members of GVS and Vision World. Dr. Cohen is also an officer and a director of several privately held management and real estate companies and other businesses. Dr. Cohen graduated from the Pennsylvania School of Optometry in 1968, where he received a Doctor of Optometry degree.

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

     Joel L. Gold has served as a director of the Company since December 1995. He is currently Executive Vice President of Investment Banking of Berry Shino Securities, Inc., an investment banking firm located in New York City. From January 1999 until December 1999, he was an Executive Vice President of Solid Capital Markets, an investment banking firm also located in New York City. From September 1997 to January 1999, he served as a Senior Managing Director of
Interbank Capital Group, LLC, an investment banking firm also located in New York City. From April 1996 to September 1997, Mr. Gold was an Executive Vice President of LT Lawrence & Co., and from March 1995 to April 1996, a Managing Director of Fechtor Detwiler & Co., Inc., a representative of the underwriters for the Company's initial public offering. Mr. Gold was a Managing Director of Furman Selz Incorporated from January 1992 until March 1995. From April 1990 until January 1992, Mr. Gold was a Managing Director of Bear Stearns and Co., Inc. ("Bear Stearns"). For approximately 20 years before he became affiliated with Bear Stearns, he held various positions with Drexel Burnham Lambert, Inc. He is currently a director, and serves on the Audit and Compensation Committees, of Geneva Financial Corp., a publicly held specialty, consumer finance company.

     Christopher G. Payan joined the Company as its Vice President of Finance in July 2001. In October 2001, he was appointed as its Senior Vice President, Chief Financial Officer, Secretary and Treasurer; and, on April 29, 2002, was appointed as one of its Chief Operating Officers. On March 24, 2004, Mr. Payan was appointed to the Company's board of directors and resigned as its Treasurer. From March 1995 through July 2001, Mr. Payan was employed by Arthur Andersen LLP, at the time, one of the world's largest professional services firms, where he provided various audit, accounting, operational consulting and advisory services to various small and mid-sized private and public companies in various industries. Mr. Payan also serves on the boards of directors of Hauppauge Digital, Inc. and Newtek Business Services, Inc. Mr. Payan is a certified public accountant.

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

     Myles S. Lewis joined the Company in October 1999 as its Vice President - Managed Care and, effective April 29, 2002, was appointed as one of the Company's Chief Operating Officers and its Senior Vice President - Business Development. From October 1998 to September 1999, Mr. Lewis served as Vice President of Managed Care for Vista Eyecare, Inc., located in Lawrenceville, Georgia, as well as President of ProCare Eye Exam, Inc., Vista's health maintenance organization located in the State of California. From January 1993 to September 1998, Mr. Lewis was employed by New West Eyeworks, located in Tempe, Arizona, in various executive capacities, including Vice President - Managed Care, President of Vista Eyecare Network, LLC, a managed care company owned by New West Eyeworks, and Director of Strategic Projects and Operations. Mr. Lewis graduated from Arizona State University in 1991, where he received a Bachelors of Science degree in Management.

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

     Brian P. Alessi joined the Company as its Assistant Controller in October 2001. In February 2002, he was appointed as its Controller, and on March 24, 2004 was appointed Treasurer of the Company. From December 1999 through October 2001, Mr. Alessi was employed by Arthur Andersen LLP, where he provided audit, accounting and consulting services to small and mid-sized companies in various industries. From August 1997 through December 1999, Mr. Alessi was employed by Yohalem Gillman & Company LLP, where he provided audit and accounting services to small and mid-sized private companies, and tax services to individuals. Mr. Alessi graduated from the University of Miami in 1997, where he received a Bachelors of Business Administration degree in Accounting.


                        AUDIT COMMITTEE FINANCIAL EXPERT

     Our Board of Directors has determined that the Audit Committee of the Board does not have an "audit committee financial expert," as that term is defined in
Item 401(h) of Regulation S-K.


             SECTION 16(a) BENEFICAL OWNERSHIP REPORTING COMPLIANCE

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

     Based solely on a review of the copies of such forms furnished to EVI, or written representations that no Forms 5 were required, EVI believes that, during the year ended December 31, 2003, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with, except that Drs. Robert and Alan Cohen, and Horizons filed certain of their Forms 4 after the required deadlines.

Item 11. Executive Compensation

     The following Summary Compensation Table sets forth the compensation, for the three years ended December 31, 2003, of each of the Company's four most highly compensated executive officers that were serving as executive officers of the Company and/or VCC as of December 31, 2003 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE
                                                                                          Long-Term
                                                                                        Compensation
                                                                                          Securities
                                             Fiscal       Annual Compensation          Underlying Stock         All Other
          Name and Principal Position         Year       Salary          Bonus             Options            Compensation
       ----------------------------------- --------- -------------------------------- ------------------ -----------------------
       Christopher G. Payan,                 2003     $175,000 (2)       $ 26,000 (4)     100,000 (5)        $   32,200 (7)
       Senior Vice President, Co-Chief       2002     $169,000 (2)       $      -         150,000 (6)        $    6,000 (8)
       Operating Officer, Chief              2001     $ 57,000 (3)       $      -          50,000 (5)        $        -
       Financial Officer and
       Secretary (1)
       ----------------------------------- --------- -------------------------------- ------------------ -----------------------
                                             2003     $156,000 (10)      $ 26,000 (4)     100,000 (12)       $    6,000 (13)
       Myles S. Lewis,                       2002     $156,000 (10)      $      -               -            $    3,000 (13)
       Co-Chief Operating Officer and        2001     $118,000 (11)      $      -          50,000 (5)        $    1,000 (14)
       Senior Vice President - Business
       Development (9)
       ----------------------------------- --------- -------------------------------- ------------------ -----------------------
                                             2003     $125,000 (16)      $ 26,000 (4)     100,000 (12)       $   10,000 (18)
       Samuel Z. Herskowitz,                 2002     $125,000 (16)      $      -               -            $   11,000 (18)
       Co-Chief Operating Officer and        2001     $110,000 (16)      $      -          37,500 (17)       $    8,000 (18)
       Chief Marketing Officer (15)
       ----------------------------------- --------- -------------------------------- ------------------ -----------------------
       Dr. Nicholas Shashati,                2003     $102,000 (19)      $      -               -            $   23,000 (21)
       President - VisionCare of             2002     $102,000 (19)      $      -               -            $   24,000 (21)
       California                            2001     $102,000 (19)      $      -         100,000 (20)       $   24,000 (21)
       =================================== ========= ================================ ================== =======================

     (1) Mr. Payan became Vice President of Finance of the Company on July 16, 2001, Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Company in October 2001, and one of the Company's Chief Operating Officers on April 29, 2002. On March 24, 2004, Mr. Payan resigned as Treasurer.
     (2) Represents salary paid to Mr. Payan.
     (3) Represents salary paid to Mr. Payan for the period from July 16, 2001 through December 31, 2001.
     (4) Represents bonus payable related to the year ended December 31, 2003.
     (5) All of these options are fully vested and exercisable.
     (6) All of these options were exercised in February 2003.
     (7) Represents car allowance payments made to Mr. Payan, along with the payment for certain additional services provided in connection with the Company's evaluation of an offer, during 2003, by certain of its directors and principal shareholders, and some of their immediate family members, to acquire all of the outstanding capital stock of the Company.
     (8) Represents car allowance payments made to Mr. Payan.
     (9) Mr. Lewis was originally employed as the President of the Company's Insight Managed Care Division for the period from October 12, 1999 through January 19, 2001, when he resigned from the Company. Mr. Lewis was rehired on April 30, 2001 as the Company's Vice President - Business Development. On April 29, 2002, Mr. Lewis became one of the Company's Chief Operating Officers and its Senior Vice President - Business Development.
     (10) Represents salary paid to Mr. Lewis.
     (11) Represents salary paid to Mr. Lewis for the period from January 1, 2001 through January 19, 2001 and for the period from April 30, 2001 through December 31, 2001.
     (12) All of these options were exercised in November 2003.
     (13) Represents car allowance payments made to Mr. Lewis.
     (14) Represents health insurance payments made on behalf of Mr. Lewis for the period from January 1, 2001 through January 19, 2001 and for the period from April 30, 2001 through December 31, 2001.

     (15) Mr. Herskowitz served as Director of Marketing and Advertising of the Company until January 2, 2001, when he became Vice President - Marketing and Advertising. On April 29, 2002, Mr. Herskowitz became one of the Company's Chief Operating Officers and its Chief Marketing Officer.
     (16) Represents salary paid to Mr. Herskowitz.
     (17) Two-thirds of these options are fully vested; and an additional one-third will vest on April 26, 2004.
     (18) Represents car allowance payments made to Mr. Herskowitz.
     (19) Represents salary paid to Dr. Shashati by VCC.
     (20) Two-thirds of these options are fully vested; and an additional one-third will vest on April 26, 2004.
     (21) Includes car allowance payments made to Dr. Shashati by VCC and additional salary paid to Dr. Shashati by the Company.


                        OPTION GRANTS IN LAST FISCAL YEAR

     On May 30, 2003, the Compensation Committee of the Board granted 100,000 stock options to each of the three Co-Chief Operating Officers of the Company. The options had an exercise price of $0.05, a term of 10 years, and were immediately exercisable. On November 11, 2003 and November 13, 2003, respectively, two of the Company's Co-Chief Operating Officers exercised the aforementioned 100,000 stock options granted to each of them.

     The following table sets forth information concerning the options granted, during 2003, to the Named Executive Officers of the Company:



                                                  % of Total                                     Potential Realizable Value of
                                   Number of        Options                                      Assumed Annual Rates of Stock
                                    Shares        Granted to                                           Price Appreciation
                                  Underlying     Employees in     Exercise                              for Option Term
                                Options Granted   Fiscal Year      Price      Expiration Date
               Name                                              Per Share
                                                                                                       5%               10%
    --------------------------- ---------------- -------------- ------------- ---------------- -----------------------------------
    Christopher G. Payan            100,000          33.3%         $0.05        5/29/13             $3,000            $8,000
    --------------------------- ---------------- -------------- ------------- ---------------- ------------------ ----------------
    --------------------------- ---------------- -------------- ------------- ---------------- ------------------ ----------------
    Myles S. Lewis                  100,000          33.3%         $0.05        5/29/13 (1)         $3,000            $8,000
    --------------------------- ---------------- -------------- ------------- ---------------- ------------------ ----------------
    --------------------------- ---------------- -------------- ------------- ---------------- ------------------ ----------------
    Samuel Z. Herskowitz            100,000          33.3%         $0.05        5/29/13 (2)         $3,000            $8,000
    --------------------------- ---------------- -------------- ------------- ---------------- ------------------ ----------------
    --------------------------- ---------------- -------------- ------------- ---------------- ------------------ ----------------

     (1) All options were exercised on November 11, 2003.
     (2) All options were exercised on November 13, 2003.

     Reference is made to Note 15 to the Consolidated Financial Statements for more detailed information regarding the Company's equity compensation plans. The following provides certain information with respect to the Company's equity compensation plans as of December 31 2003:

-------------------------------- --------------------------------- -------------------------------- --------------------------------
                                              (A) (B) (C)
-------------------------------- --------------------------------- -------------------------------- --------------------------------
-------------------------------- --------------------------------- -------------------------------- --------------------------------
                                                                                                      Number of securities available
                                     Number of securities to be                                         for future issuance under
                                      issued upon exercise of          Weighted-average exercise         equity compensation plan
                                  outstanding options and warrants   price of outstanding options     (excludes securities reflected
          Plan Category                                                        and warrants                     in column (A)
-------------------------------- --------------------------------- -------------------------------- --------------------------------
-------------------------------- --------------------------------- -------------------------------- --------------------------------
Authorized by shareholders                     4,605,635                           $3.69                          2,394,365
-------------------------------- --------------------------------- -------------------------------- --------------------------------
-------------------------------- --------------------------------- -------------------------------- --------------------------------
Not authorized by shareholders                 67,543,629                          $0.33                              -
-------------------------------- --------------------------------- -------------------------------- --------------------------------

                 AGGREGATE OPTIONS EXERCISED IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                 Shares                        Number of Securities
                                  Acquired                    Underlying Unexercised       Value of Unexercised In-the-Money
                                 on             Value         Options at FY-End (#)             Options at FY-End ($)*
               Name              Exercise     Realized
                                    (#)          ($)        Exercisable/Unexercisable          Exercisable/Unexercisable
    ---------------------------- ----------- ------------ ------------------------------- ------------------------------------
    ---------------------------- ----------- ------------ ------------------------------- ------------------------------------
    Christopher G. Payan          150,000    $     -               150,000/-0-                         $5,500/$0
    ---------------------------- ----------- ------------ ------------------------------- ------------------------------------
    ---------------------------- ----------- ------------ ------------------------------- ------------------------------------
    Myles S. Lewis                100,000    $ 19,000               50,000/-0-                           $0/$0
    ---------------------------- ----------- ------------ ------------------------------- ------------------------------------
    ---------------------------- ----------- ------------ ------------------------------- ------------------------------------
    Samuel Z. Herskowitz          100,000    $ 18,000             55,000/12,500                          $0/$0
    ---------------------------- ----------- ------------ ------------------------------- ------------------------------------
    ---------------------------- ----------- ------------ ------------------------------- ------------------------------------
    Dr. Nicholas Shashati            -       $     -              106,667/33,333                         $0/$0
    ---------------------------- ----------- ------------ ------------------------------- ------------------------------------

     * Based on the OTC Bulletin Board closing price for the last business day of the fiscal year ($0.105).

     The stock options granted to the Named Executive Officers have exercise prices as follows: Christopher G. Payan: 100,000 options at $0.05, and 50,000 options at $0.26; Myles S. Lewis: 50,000 options at $0.33; Samuel Z. Herskowitz:
37,500 options at $0.33,  20,000 options at $6.31,  and 10,000 options at $3.25;
and Dr. Nicholas Shashati: 100,000 options at $0.33, 20,000 options at $6.31, 10,000 options at $3.25, and 10,000 options at $7.50.


                              EMPLOYMENT CONTRACTS

     Effective February 11, 2002, the Company and Mr. Christopher G. Payan entered into a three-year employment agreement pursuant to which he was appointed as the Company's Senior Vice President, Co-Chief Operating Officer, Chief Financial Officer, Secretary and Treasurer (Mr. Payan resigned as Treasurer only on March 24, 2004). Pursuant to the agreement, Mr. Payan would initially be paid an annual base salary of $175,000 per year, would receive a monthly automobile allowance of $600, and would be entitled to an annual bonus in an amount equal to 5% by which the earnings of the Company before interest, taxes, depreciation and amortization and certain other items, as defined, exceeds $2,000,000, in any year ending December 31st.

     In addition, pursuant to the terms of said agreement, Mr. Payan was granted 150,000 employee stock options, all of which were immediately vested (and which Mr. Payan subsequently exercised on February 20, 2003), and the 50,000 employee stock options granted to Mr. Payan on July 16, 2001 became immediately vested.


                       OPERATION OF THE BOARD OF DIRECTORS

     During the fiscal year ended December 31, 2003, the Board held one meeting in person, seven meetings telephonically, and acted by unanimous written consent one time. Each director attended at least 75% of the meetings held by the Board during the period in which such director served, including the meetings held by the Committees on which such director served.

Committees of the Board

     The standing committees of the Board include the Executive Committee, the Audit Committee, the Compensation Committee and the Independent Committee. In addition, on June 10, 2003 and December 22, 2003, the Board established Special Independent Committees.

     The Executive Committee, whose members are currently Benito R. Fernandez, Robert Cohen and Joel L. Gold, is generally authorized to exercise the powers of the Board in connection with the management of the Company; provided, however, that the Executive Committee does not have the authority to submit to shareholders any action that needs shareholder approval under law, fill vacancies in the Board or in any Committee, fix the compensation of directors for serving on the Board or on any Committee, amend or repeal the By-Laws of the Company or adopt new by-laws of the Company, or amend the Company's Certificate of Incorporation. The Executive Committee did not meet during the year ended December 31, 2003.

     The Audit Committee, whose members currently are Robert Cohen, Benito R. Fernandez and Joel L. Gold, recommends the selection of the Company's independent auditors, receives reports from such independent auditors on any material recommendations made to management, and reviews, with the auditors, any material questions or problems with respect to the accounting records, procedures or operations of the Company which have not been resolved to their satisfaction after having been brought to the attention of management. The Audit Committee, which was established in December 1995, and during the year ended December 31, 2003 met two times telephonically.

     The Compensation Committee,  whose members currently are Alan Cohen, Benito
R. Fernandez and Joel L. Gold administers EVI's 1995 Stock Incentive Plan and recommends to the Board the salaries and bonuses of the executive officers of the Company. The Compensation Committee was established in December 1995 and, during the year ended December 31, 2003, met one time telephonically.

     The Independent Committee, whose members currently are Benito R. Fernandez and Joel L. Gold, is generally authorized to review any transaction (or series of transactions) involving more than $10,000 in any single instance, or more than $50,000 in the aggregate (other than compensation matters which are determined by the Compensation Committee) between the Company and: (i) any of its directors, officers, principal shareholders and/or each of their respective affiliates; or (ii) any employee of, or consultant to, the Company who also renders services to CFO and/or GVS, retail optical companies owned, in part, by certain directors and shareholders of the Company, whether or not for compensation. The Independent Committee was established in December 1995 and, during the year ended December 31, 2003 met once telephonically.

     Special  Independent  Committees,  whose sole  member is Joel L. Gold,  was established for the sole purposes of (i) evaluating the fairness and reasonableness of, and negotiating the terms of, the offer (the "Offer"), from Horizons Investors Corp., Drs. Robert and Alan Cohen, and certain of the Cohen family members, to acquire all of the outstanding capital stock of the Company, which Offer was made on June 5, 2003, and subsequently withdrawn on November 6, 2003, and (ii) negotiating the terms of the rescission and settlement transactions described in Note 14. The Special Independent Committees that were established on June 10, 2003 and December 22, 2003, respectively, each acted one time by written consent during the year ended December 31, 2003.


                              DIRECTOR COMPENSATION

     Directors who are not employees or executive officers of the Company receive $1,500 for each board meeting attended in person, $1,000 for each committee meeting attended in person, and $500 for each board and committee meeting attended telephonically. In the event that multiple meetings are held on the same day, directors will receive compensation for one meeting. Further, all directors are reimbursed for certain expenses in connection with their attendance at board and committee meetings.

     Other than with respect to the reimbursement of expenses, directors who are employees or executive officers of the Company will not receive additional compensation for serving as a director.

     On May 30, 2003, the Compensation Committee of the Board granted 100,000 stock options to each of the non-employee directors of the Company. The options have an exercise price of $0.05, a term of 10 years, and are immediately exercisable. None of these options were exercised.

Item 12. Security Ownership of Certain Beneficial Owners and Management

 I.      COMMON STOCK:

     The following table sets forth certain information, as of March 22, 2004, regarding the beneficial ownership of the Common Stock by: (i) each shareholder known by the Company to be the beneficial owner of more than five percent of the outstanding shares of EVI's Common Stock; (ii) each director of the Company;
(iii) each Named Executive Officer of the Company (as said term is defined under the caption "Executive Compensation" above); and (iv) all directors and executive officers of the Company as a group. The percentages in the "Percent of Class" column do not give effect to shares included in the "Beneficial Ownership" column as a result of the ownership of options or warrants. Unless otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares. The address of Benito R. Fernandez is 2830 Pitkin Avenue, Brooklyn, New York 11208. The address of Joel L. Gold is c/o Berry Shino Securities, 45 Broadway, New York, New York 10006. The address of Nicholas Shashati is c/o Sterling VisionCare, 9663 Tierra Grande Street, San Diego, California 92126. The address of all other persons listed below is 100 Quentin Roosevelt Boulevard, Garden City, New York 11530.

--------------------------------------------------- --------------------------------- -----------------------------------
                       Name                               Beneficial Ownership                 Percent of Class
--------------------------------------------------- --------------------------------- -----------------------------------
--------------------------------------------------- --------------------------------- -----------------------------------

Christopher G. Payan  (a) (b)                                        1,212,500   (1)                                1.0%
--------------------------------------------------- --------------------------------- -----------------------------------
--------------------------------------------------- --------------------------------- -----------------------------------

Myles S. Lewis (b)                                                     150,000   (2)                                   *
--------------------------------------------------- --------------------------------- -----------------------------------
--------------------------------------------------- --------------------------------- -----------------------------------

Samuel Z. Herskowitz (b)                                               155,000   (3)                                   *
--------------------------------------------------- --------------------------------- -----------------------------------
--------------------------------------------------- --------------------------------- -----------------------------------

Dr. Nicholas Shashati (b)                                              106,667   (4)                                   *
--------------------------------------------------- --------------------------------- -----------------------------------
--------------------------------------------------- --------------------------------- -----------------------------------

Dr. Alan Cohen (a)                                                   3,373,769   (5)                                3.9%
--------------------------------------------------- --------------------------------- -----------------------------------
--------------------------------------------------- --------------------------------- -----------------------------------

Dr. Robert Cohen (a)                                                 2,886,887   (6)                                3.2%
--------------------------------------------------- --------------------------------- -----------------------------------
--------------------------------------------------- --------------------------------- -----------------------------------

Horizons Investors Corp. (a)                                        23,926,531   (7)                               35.0%
--------------------------------------------------- --------------------------------- -----------------------------------
--------------------------------------------------- --------------------------------- -----------------------------------

Joel L. Gold (a)                                                       221,500   (8)                                   *
--------------------------------------------------- --------------------------------- -----------------------------------
--------------------------------------------------- --------------------------------- -----------------------------------
All current directors and executive officers as a
group                                                                 32,032,854 (9)                               45.5%
--------------------------------------------------- --------------------------------- -----------------------------------

----------------------
* less than 1%
(a)      Director
(b)      Executive officer

     (1) This number includes the right to acquire 150,000 shares of Common Stock upon the exercise of presently exercisable, outstanding options, and the right to acquire 450,500 shares of Common Stock upon the exercise of presently exercisable, outstanding warrants.

     (2) This number includes the right to acquire 50,000 shares of Common Stock upon the exercise of presently exercisable, outstanding options.

     (3) This number includes the right to acquire 55,000 shares of Common Stock upon the exercise of presently exercisable, outstanding options, but excludes an additional 12,500 options that are subject to certain vesting requirements.

     (4) This number represents the right to acquire 106,667 shares of Common Stock upon the exercise of presently exercisable, outstanding options, but excludes an additional 33,333 options that are subject to certain vesting requirements.

     (5) This number includes the right to acquire 750,000 shares of Common Stock upon the exercise of presently exercisable, outstanding options, but excludes (i) the right to acquire 5,562,753 shares of Common Stock upon the exercise of outstanding warrants that are not exercisable until April 15, 2006; and (ii) 26,700 shares owned by Dr. Cohen, as custodian for each of Erica and Nicole Cohen, to which Dr. Cohen also disclaims beneficial ownership.

     (6) This number includes the right to acquire 750,000 shares of Common Stock upon the exercise of presently exercisable, outstanding options, but excludes the right to acquire 4,293,729 shares of Common Stock upon the exercise of outstanding warrants that are not exercisable until April 15, 2006.

     (7) This number represents shares of Common Stock owned by Horizons Investors Corp. ("Horizons"), a New York corporation principally owned by Mr. Fernandez, and includes the right to acquire 200,000 shares of Common Stock upon the exercise of presently exercisable, outstanding options, but excludes the right to acquire 31,067,776 shares of Common Stock upon the exercise of outstanding warrants that are not exercisable until April 15, 2006.

     (8) This number includes 1,500 shares of Common Stock owned by Mr. Gold's children and the right to acquire 220,000 shares of Common Stock upon the exercise of presently exercisable, outstanding options, but excludes an additional 5,000 shares of Common Stock owned by Mr. Gold's wife, to which Mr. Gold disclaims beneficial ownership.

     (9) This number includes the right to acquire 2,732,167 shares of Common Stock upon the exercise of presently exercisable, outstanding options and warrants, but excludes (i) the right to acquire 45,833 shares of Common Stock upon the exercise of options that remain subject to certain vesting requirements; and (ii) the right to acquire 40,924,258 shares of Common Stock upon the exercise of warrants that are not exercisable until April 15, 2004. In accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended, the 2,732,167 shares of Common Stock for which the Company's directors and executive officers, as a group, hold currently exercisable options and warrants, have been added to the total number of issued and outstanding shares of Common Stock solely for the purpose of calculating the percentage of such total number of issued and outstanding shares of Common Stock beneficially owned by such directors and executive officers as a group.


                       SENIOR CONVERTIBLE PREFERRED STOCK:

     Set forth below is the name, address, stock ownership and voting power of each person or group of persons known by the Company to beneficially own more than 5% of the outstanding shares of its Senior Convertible Preferred Stock:

--------------------------------------------------------- ------------------- ----------------
                          Name                                Beneficial        Percent of
                                                              Ownership            Class
--------------------------------------------------------- ------------------- ----------------
--------------------------------------------------------- ------------------- ----------------
                                                                  0.74 (1)         100%
Rita Folger
1257 East 24th Street
Brooklyn, NY 11210
--------------------------------------------------------- ------------------- ----------------

     (1) These shares are convertible into an aggregate of 98,519 shares of Common Stock; and the holder thereof will be entitled to cast that number of votes at any meeting of shareholders.

Item 13. Certain Relationships and Related Transactions

Cohen's Fashion Optical

     Drs. Robert and Alan Cohen are officers and directors of Cohen Fashion Optical, Inc. ("CFO"), including its affiliate, Real Optical, LLC. ("REAL"). CFO, which has been in existence since 1978, owns a chain of company-operated and franchised retail optical stores doing business under the name "Cohen's Fashion Optical." As of March 24, 2003, CFO had 74 franchised stores and 6 company-owned stores (including one store operated by an affiliate of CFO under the name "Cohen's Optical"). In addition, CFO also licenses to retail optical stores the right to operate under the name "Cohen's Kids Optical" or "Ultimate Spectacle." As of March 26, 2004, there were two Ultimate Spectacle stores located in the State of New York; and REAL, as of such date, operated three stores (under the name "Cohen's Fashion Optical"), all of which were located in New York State. CFO and REAL stores are similar to the Company's retail optical stores. CFO has been offering franchises since 1979 and currently has retail optical stores in the States of Connecticut, Florida, New Hampshire, Massachusetts, New Jersey and New York. In the future, Cohen's Fashion Optical, Cohen's Kids Optical or Ultimate Spectacle stores may be located in additional states. As of March 26, 2004, approximately 15 CFO stores were located in the same shopping center or mall as, or in close proximity to, certain of the Company's retail optical stores. It is possible that one or more additional Cohen's Fashion Optical stores, Cohen's Kids Optical stores or Ultimate Spectacle stores may, in the future, be located near one or more of the Company's retail optical stores, thereby competing directly with such Company stores. In addition, the Company's stores and certain of CFO's stores jointly participate, as providers, under certain third party benefit plans obtained by either the Company or CFO, which arrangement is anticipated to continue in the future.

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

     On December 31, 2002, the Company refinanced certain past due amounts, owed to CFO, in an effort to improve its current cash flow position. As a result, the Company signed a 5-year, $200,000 promissory note, in favor of CFO, bearing interest at a rate of 10% per annum, and is payable in equal monthly installments of principal and interest.

     During the ordinary course of business, largely due to the fact that the entities occupy office space in the same building, and in an effort to obtain savings with respect to certain administrative costs, the Company and CFO will at times share in the costs of minor expenses. Management believes that these expenses have been appropriately accounted for herein.

General Vision Services

     In January 2001, General Vision Services, LLC ("GVS"), a Delaware limited liability company located in New York City and beneficially owned, in principal part, by Drs. Robert and Alan Cohen and certain members of their respective immediate families (collectively, the "Cohen Family"), acquired substantially all of the assets of General Vision Services, Inc. As of March 26, 2004, GVS operated approximately 24 retail optical stores, principally located in New Jersey and in the New York metropolitan area, which stores are similar to the retail optical stores operated and franchised by the Company. In addition, GVS solicits and administers third party benefit programs similar to those being administered by the Company. It is possible that a GVS store, or another retail optical store which provides third party benefit plans administered by GVS, may now or in the future be located near one or more of the Company's retail optical stores and may be competing directly with such store.

     Furthermore, the Company, CFO and GVS jointly participate in certain third party benefit plans, and certain of the Company's retail optical stores, CFO's stores and GVS' stores participate as providers under third party benefit plans obtained by either the Company, CFO or GVS and, in all likelihood, will continue to do so in the future.

     In June 2001, the Company subleased to GVS its retail optical store (and the furniture, fixtures and equipment located therein), located in Nyack, New York, at a rent per month equal to the rent and additional rent payable under the Master Lease for such store, less a monthly rental credit, until May 31, 2003, of $2,500. Pursuant to the terms of such sublease, the Company transferred and conveyed to GVS all of such store's furniture, fixtures and equipment from and after June 15, 2003. The Company continues to sublet this store to GVS, however the Company no longer provides a rent subsidy.

     Further, in April 2002, EVI sold to GVS, for the sum of $55,000, substantially all of the assets of one of its stores located in New York City, together with all of the capital stock of its wholly-owned subsidiary, Sterling Vision of 125th Street, Inc., which is the tenant under the Master Lease for such store.

     During 2003, 2002 and 2001, the Company purchased from City Lens, Inc. ("City Lens"), an ophthalmic lens laboratory owned by GVS, ophthalmic lenses and certain lens refinishing services for its Company-owned stores. For the years ended December 31, 2003, 2002 and 2001, the total cost of such lenses and services purchased from City Lens was approximately $26,000, $228,000 and $243,000, respectively. The Company believes that the cost of such lenses and services were as favorable to the Company as those which could have been obtained from an unrelated third party.

Vision World

     In October 2003, Vision World, LLC, a Delaware limited liability company located in New York City and beneficially owned, in principal part, by Drs. Robert and Alan Cohen and certain members of the Cohen Family, acquired substantially all of the assets of Eyeglass Services Industries, Inc.'s third party administration business. Vision World solicits and administers third party benefit programs similar to those being administered by the Company. It is possible that a Vision World store, or another retail optical store which provides third party benefit plans administered by Vision World, may now or in the future be located near one or more of the Company's retail optical stores and may be competing directly with such store.

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

     On April 4, 2003, the Board authorized the Company to borrow $100,000 from Dr. Robert Cohen. The loan was payable immediately after the closing of the Company's Rights Offering, together with interest in an amount equal to 1% of the principal amount of such loan. The Company repaid this loan, in full, on April 22, 2003, with a portion of the proceeds from the Rights Offering.

Newtek Business Services

     Christopher G. Payan, one of the Company's Chief Operating Officers, serves on the board of directors of Newtek Business Services, Inc. ("NBSI"), a company that provides various financial services to both small and mid-sized businesses. The Company utilizes the bank and non-bank card processing services of one of NBSI's affiliated companies. During the year ended December 31, 2003, the Company paid approximately $23,000 to such affiliate for such services provided. The Company believes that the cost of such services was as favorable to the Company as those which could have been obtained from an unrelated third party.

Horizons Investors Corp. and Matters Relating to Benito R. Fernandez

     On December 3, 2001 and December 20, 2001, the Company borrowed from Horizons the sums of $150,000 and $300,000, respectively, each of which loans, together with interest thereon, calculated at 1% above the prime rate, were repaid by the Company, in full, on January 23, 2002.

     On January 23, 2002, the Company and Horizons entered into a series of agreements pursuant to which Horizons established, in favor of the Company, a credit facility, in the maximum amount of $1,000,000 and, in connection therewith, the Company obtained from Horizons advances thereunder, totaling $450,000. In connection with the closing of the Company's Rights Offering, the Company repaid these amounts, in full, on April 22, 2003.

     In connection with the above financing arrangements, EVI issued, to Horizons, five-year warrants to purchase up to 2,500,000 shares of EVI's Common Stock at an exercise price of $0.01 per share. Horizons exercised 2,000,000, 250,000 and 250,000 of such warrants on May 1, 2002, July 22, 2002 and October 22, 2002, respectively.

Transactions Among the Company, Horizons Investors Corp. , and the Cohen Family

     On December 31, 2003, the Company entered into agreements, with each of Horizons and certain of the members of the Cohen Family (collectively, the "Subject Shareholders"), pursuant to which the Company and each of the Subject Shareholders agreed to, and effectuated, (a) the rescission, ab initio, of the exercise, by the Subject Shareholders, of 13,000,000 of the over-subscription rights of the Subject Shareholders (and, accordingly, of the issuance, to such

Subject Shareholders, of the units associated therewith) granted to them in the Rights Offering, and (b) the rescission, surrender and cancellation of all of the remaining warrants (33,210,028 in the aggregate) that were acquired by the Subject Shareholders in the Rights Offering (collectively, the "Rescission Transactions"). In connection with the Rescission Transactions, the Company agreed to repay each Subject Shareholder the original subscription amount of $0.04 (previously paid by each Subject Shareholder) for each of the rescinded units (together with interest at a rate of 6% per annum from the date of the original acquisition thereof), which, in the aggregate for all of the Subject Shareholders, totaled $520,000. This sum (plus interest) is payable, by the Company, on or before April 14, 2007, pursuant to a series of promissory notes issued to the Subject Shareholders.

     Recognizing that the Subject Shareholders suffered certain damages in connection with the Rescission Transactions, on December 31, 2003, (i) the Company and the Shareholders entered into settlement agreements with each of the Subject Shareholders, pursuant to which the Subject Shareholders released any and all claims that they may have had against the Company as a result of the consummation of the Rescission Transactions, and (ii) the Company, in consideration for such releases, granted to the Subject Shareholders, in the aggregate, new warrants to purchase 59,210,028 shares of the Company's common stock. The exercise prices of the new warrants issued to each of the Subject
Shareholders ranged from $0.0465 to $0.0489. These exercise prices were calculated with the intention of allowing the Subject Shareholders to purchase equity of the Company on substantially the same economic terms that they would have been originally entitled pursuant to the Rights Offering, but for the Rescission Transactions. The new warrants are not exercisable until April 15, 2006, and expire on April 14, 2008.


Item 14.  Principal Accountant Fees and Services

     The following is a summary of the fees billed to us by Miller, Ellin & Company LLP, our independent auditors, for professional services rendered for the years ended December 31, 2003 and 2002:



Fee Category                             2003                        2002
------------                             ----                        ----

Audit fees (1)                        $  92,500                   $ 160,468
Audit-related fees                            -                           -
Tax fees (2)                                  -                      45,000
All other fees                            9,532                           -
                                      ---------                   ---------
     Total fees                       $ 102,032                   $ 205,468
                                      =========                   =========

     (1) Audit fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the years ended December 31, 2003 and 2002.

     (2) Tax fees consist of aggregate fees billed for professional services rendered for the preparation of our consolidated federal and state tax returns that are normally provided by the independent auditors in connection with IRS regulations for the years ended December 31, 2003 and 2002.

                                     PART IV
                                     -------

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this Report:

1.      Financial Statements.

              Consolidated Balance Sheets as of December 31, 2003 and 2003

              Consolidated Statements of Operations for the Years Ended
                 December 31, 2003, 2002 and 2001

              Consolidated Statements of Shareholders' Equity (Deficit) for the
                 Years Ended December 31, 2003, 2002 and 2001

              Consolidated Statements of Cash Flows for the Years Ended
                 December 31, 2003, 2002 and 2001

              Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

     All financial statement schedules have been omitted because they are not applicable, are not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3.      Exhibits

                                                   EXHIBIT INDEX

Exhibit
Number

     3.1 Restated Certificate of Incorporation of Sterling Vision, Inc., filed on December 20, 1995 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995)

     3.2 Amended and Restated By-Laws of Sterling Vision, Inc., dated December 18, 1995 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995)

     3.3 Certificate of Amendment of the Certificate of Incorporation of Sterling Vision, Inc., filed on January 26, 2000 (incorporated by reference to
Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)

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

     3.6 Certificate of Amendment of the Certificate of Incorporation of Sterling Vision, Inc., filed on April 17, 2000 (incorporated by reference to
Exhibit 3.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)

     3.7 Certificate of Amendment of the Certificate of Incorporation of Emerging Vision, Inc., filed on July 15, 2002 (incorporated by reference to
Exhibit 3.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)

     3.8 First Amendment to Amended and Restated By-Laws of Emerging Vision, Inc., dated November 13, 2003 (incorporated by reference to Exhibit 3.8 to the Company's Current Report in Form 8-K, dated December 31, 2003.

     4.1  Specimen of Common  Stock  Certificate  (incorporated  by reference to
Exhibit 4.1 to the Company's Registration Statement No. 33-98368)

     4.2 Form of Warrant, dated December 16, 1999, issued to MY2000, LLC (incorporated by reference to Exhibit 10.93 to the Company's Current Report on Form 8-K/A, dated December 16, 1999)

     4.3 Form of Warrant issued to Purchasers in the Company's Private Placement of Units consisting of Series B Convertible Preferred Stock and Warrants to purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement No. 333-37160)

     4.4 Form of Warrant issued to Placement Agents (and/or their respective designees) in connection with the Company's Private Placement (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement No. 333-37160)

     4.5 Warrant Certificate and Agreement, dated as of January 16, 2001, between Emerging Vision, Inc. and Goldin Associates, LLC (incorporated by reference to Exhibit 10.117 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

     4.6 Warrant Certificate and Agreement, dated as of April 26, 2001, between Emerging Vision, Inc. and Balfour Investors Incorporated (incorporated by reference to Exhibit 10.118 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

     4.7 Form of Warrant issued to Subscribers in connection with the Company's Rights Offering (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement No. 333-100697)

     4.8 * Form of Warrant issued to Subject Shareholders in connection with Settlement Agreements

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

     10.9 Asset Purchase Agreement, dated as of May 31, 2001, by and among Insight Laser Centers N.Y.I, Inc., Insight Amsurg Centers, Inc., Emerging Vision, Inc. and Amsurg Acquisition Corp. (incorporated by reference to Exhibit
10.114 to the Company's Current Report on Form 8-K, dated June 13, 2001)

     10.10 Form of Settlement Agreement and General Release, dated as of April 1, 2002, between Emerging Vision, Inc. and each of V.C. Enterprises, Inc., Bridget Licht, Sitescope, Inc., Eyemagination Eyeworks, Inc. and Susan Assael, including the form of Area Representation Agreement annexed thereto as an Exhibit (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001)

     10.11 Warrant Agreement, dated February 10, 2003, by and between Emerging Vision, Inc. and Mellon Investor Services LLC (incorporated by reference to
Exhibit 10.38 to the Company's Registration Statement No. 333-100697)

     10.12 Employment Agreement, effective as of February 11, 2002, between Emerging Vision, Inc. and Christopher G. Payan (incorporated by reference to
Exhibit 10.17 to the Company's Annual Report on Form 10-K for they year ended December 31, 2002)

     10.13 * Form of Rescission Agreement between the Company and certain Subject Shareholders

     10.14 * Form of Promissory Note made by the Company in favor of Subject Shareholders in connection with Rescission Agreements

     10.15 * Form of Settlement Agreement between the Company and certain Subject Shareholders as a result of Rescission Transactions

     21.1 * List of Subsidiaries

     23.1 * Consent of Independent Public Accountants

     31.1 * Certification of Co-Chief Operating Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 * Certification of Co-Chief Operating Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

     31.3 * Certification of Co-Chief Operating Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

     32.1 * Certification of Co-Chief Operating Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


*  Exhibit being filed herewith


(b)     Reports on Form 8-K:

     1. On November 6, 2003, the Company filed a Report on Form 8-K announcing the rescission of the unsolicited offer to acquire all of the outstanding capital stock of the Company.

     2. On February 17, 2004, the Company filed a Report on Form 8-K regarding the issuance of a press release, on February 16, 2004, regarding the rescission of units and warrants in connection with the Company's Rights Offering.

                                   SIGNATURES

     Pursuant to the requirements of Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      EMERGING VISION, INC.


                                      By: /s/ Christopher G. Payan
                                         ---------------------------------------
                                          Christopher G. Payan
                                          Senior Vice President,
                                          Co-Chief Operating Officer and
                                          Chief Financial Officer
                                          (Co-Principal Executive Officer and
                                          Principal Financial Officer)

                                      Date:  April 5, 2004


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                      Title                                   Date
---------                      -----                                   ----

/s/ Christopher G. Payan   Senior Vice President,                 April 5, 2004
------------------------   Co-Chief Operating Officer,
Christopher G. Payan       Chief Financial Officer
                           and Director
                           (Co-Principal Executive Officer
                           and Principal Financial Officer)

/s/ Samuel Z. Herskowitz   Co-Chief Operating Officer and         April 5, 2004
------------------------   Chief Marketing Officer
Samuel Z. Herskowitz       (Co-Principal Executive Officer)

/s/ Myles S. Lewis         Co-Chief Operating Officer and         April 5, 2004
------------------------   Senior Vice President - Business
Myles S. Lewis             Development
                           (Co-Principal Executive Officer)


/s/ Brian P. Alessi        Corporate Controller                   April 5, 2004
------------------------   and Treasurer
Brian P. Alessi            (Principal Accounting Officer)


/s/ Dr. Alan Cohen         Chairman of the Board of Directors     April 5, 2004
------------------------
Dr. Alan Cohen


/s/ Dr. Robert Cohen       Director                               April 5, 2004
------------------------
Dr. Robert Cohen


                           Director                               April _, 2004
------------------------
Benito R. Fernandez


/s/ Joel L. Gold           Director                               April 5, 2004
------------------------
Joel L. Gold

                                                                     EXHIBIT 4.8


     The securities represented by this Certificate (including the Warrant Shares described below) have not been registered under the Securities Act of 1933, as amended (the "Securities Act"). These securities have been acquired for investment purposes only and not with a view to distribution, and may not be sold, transferred, pledged or hypothecated in the absence of an effective registration statement for such securities under the Securities Act or unless, in the opinion of counsel for the holder of this Certificate, such transaction is exempt from the registration requirements of the Securities Act.


                              Emerging Vision, Inc.

                        WARRANT CERTIFICATE AND AGREEMENT


                          Dated as of December 31, 2003


                        Warrants to Purchase Common Stock


     Emerging Vision, Inc., a New York corporation (the "Company"), hereby certifies that, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, ____________________, a __________________,
(the "Investor"), is the registered owner of _____________ warrants (each, a "Warrant" and, collectively, the "Warrants"), each of which will entitle the Investor, at any time after the date hereof, to purchase one share, as adjusted from time to time as provided for herein, of the Common Stock of the Company (each such purchased share being a "Warrant Share" and all such shares being the "Warrant Shares"), at the exercise price of $ _____ per share (as adjusted from time to time as provided herein, the "Exercise Price"), at any time within the period (such period being the "Exercise Period") commencing on April 15, 2006 (the "Vesting Date"), and ending at the close of business on April 14, 2008 (the "Expiration Date"), all subject to the following terms and conditions:


     SECTION 1. Certain Definitions. As used in this Warrant Certificate, the following terms have the respective meanings set forth below:

     "Affiliate" of any Person or entity means any other Person or entity directly or indirectly controlling, controlled by or under direct or indirect common control with such Person or entity, any member of the immediate family of such Person, or any officer, director, employee, agent or authorized representative of such entity.

     "Common Stock" shall mean shares of the Common Stock of the Company, par value $.01 per share.

     "Date of Exercise" of any Warrant shall mean the date on which the Company shall have received both: (i) the original of this Warrant Certificate, with the Form of Election to Purchase attached hereto, appropriately filled in and duly signed; and (ii) payment of the Exercise Price for such Warrant, either in cash or pursuant to the provisions of Section 4(e) hereof.

     "Form of Assignment" shall mean the form of Assignment of Warrant attached to this Warrant Certificate.

     "Form of Election to Purchase" shall mean the form of Election to Purchase attached to this Warrant Certificate.

     "Market Price", as of any date, shall be deemed to be the last reported sale price or, in case no such reported sale takes place on such day, the average of the last reported sale prices for the last three (3) trading days, in either case, as officially quoted on the OTC Bulletin Board, or by the principal securities exchange on which the Common Stock is then listed or admitted to trading or, if the Common Stock is not quoted on the OTC Bulletin Board, or listed or admitted to trading on any national securities exchange, as determined in good faith by resolution of the Board of Directors of the Company, based on the best information then available to it. Should the Market Price be determined by the Board of Directors of the Company pursuant to the last clause of the previous sentence, such determination shall, absent manifest error, be binding upon the holder of the Warrants.

     "Person" shall mean an individual, a partnership, a joint venture, a corporation, a limited liability company, a trust, an unincorporated organization, or a government or any department or agency thereof, or any other entity.

     "Warrant Certificate" shall mean this Warrant Certificate and Agreement including all Exhibits and Attachments hereto.


     SECTION 2. Registration.

     (a) Registration on Company's Records. The Company shall register each Warrant upon records to be maintained by the Company for that purpose in the name of the record holder of such Warrant from time to time. Subject to the provisions of Section 3 hereof, the Company may deem and treat the registered holder of each Warrant as the absolute owner thereof for the purpose of any exercise thereof, any distribution to the holder thereof and for all other purposes.

     (b) Notation on Warrant Shares. Unless and until registered by the Company under the Act, the Warrant Shares issued upon the exercise of the Warrant shall be subject to a stop transfer order and the certificate or certificates evidencing such Warrant Shares shall bear the following legend:

     "THE SHARES OF COMMON STOCK REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER, AND ARE RESTRICTED SECURITIES WITHIN THE MEANING OF, THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE SOLD, PLEDGED, TRANSFERRED OR OTHERWISE DISPOSED OF EXCEPT IN ACCORDANCE WITH SUCH ACT AND THE RULES AND REGULATIONS PROMULGATED THERREUNDER AND IN ACCORDANCE WITH APPLICABLE STATE SECURITIES LAWS. THE ISSUER OF THESE SECURITIES WILL NOT TRANSFER SUCH SECURITIES EXCEPT UPON RECEIPT OF EVIDENCE SATISFACTORY TO THE ISSUER THAT THE REGISTRATION PROVISIONS OF SUCH ACT HAVE BEEN COMPLIED WITH OR AN OPINION OF COUNSEL TO THE EFFECT THAT SUCH REGISTRATION IS NOT REQUIRED AND THAT SUCH TRANSFER WILL NOT VIOLATE ANY APPLICABLE FEDERAL OR STATE SECURITIES LAWS."

     (c) Agreement to Register Warrant Shares. As a material inducement to the Investor in acquiring the Warrants, the Company hereby agrees that, in the event that it shall, during the Exercise Period, receive, from Investor, a written request for the Company to register its Warrant Shares (the "Investor Registration Request"), which request shall be accompanied by an opinion of counsel to the Investor that provides that, at any time during the Exercise Period, an exemption from registration (e.g., pursuant to Rule 144 promulgated by the Securities and Exchange Commission (the "SEC") pursuant to the Securities Act of 1933 (the "Securities Act")) of the Warrant Shares (upon valid exercise of the Warrants) shall not then be available to the Investor, the Company shall thereafter use its reasonable, good faith efforts to register the Warrant Shares under the Securities Act pursuant to, and in accordance with, the provisions of Exhibit A annexed hereto and incorporated herein by this reference.


     SECTION 3. Transfers and Exchanges of Warrants and Warrant Shares.

     (a) Registration of Transfers and Exchanges. Subject to: (i) the provisions of the last sentence of Section 3(c) below; and (ii) the Company's prior receipt of an opinion of counsel (in form and substance reasonably satisfactory to it) indicating that such transfer is permitted under the Securities Act and/or any other applicable state securities laws, the Company shall register the transfer of any Warrants upon records to be maintained by the Company for that purpose upon surrender of the original of this Warrant Certificate, with the Form of Assignment attached hereto, duly filled in and signed, to the Company at the office specified in or pursuant to Section 4(d) hereof. Upon any such registration of transfer, a new Warrant Certificate, in substantially the form of this Warrant Certificate, evidencing the Warrants so transferred shall be issued to the transferee and a new Warrant Certificate, in similar form, evidencing the remaining Warrants not so transferred, if any, shall be issued to the then registered holder thereof.

     (b) Warrants Exchangeable for Different Denominations. This Warrant Certificate is exchangeable, upon the surrender hereof by the holder hereof at the office of the Company specified in or pursuant to Section 4(d) hereof, for one or more new Warrant Certificates, each in substantially the form of this Warrant Certificate, evidencing, in the aggregate, the right to purchase the number of Warrant Shares which may then be purchased hereunder, each of such new Warrant Certificates to be dated the date of such exchange and to represent the right to purchase such number of Warrant Shares as shall be designated by said holder hereof at the time of such surrender.

     (c)  Transferability.  Subject to the first sentence of Section 3(a) above, the last sentence of this Section 3(c) and to restrictions contained in the Securities Act and any applicable state securities or "blue sky" laws, each Warrant represented by this Warrant Certificate is transferable, in whole or in part, at the option of the holder hereof, when this Warrant Certificate is surrendered, together with the Form of Assignment attached hereto, duly filled in and signed, at the offices of the Company specified in or pursuant to Section 4(d) hereof. Upon such surrender, the Company shall issue new Warrant Certificate(s) pursuant to Section 3(a) hereof. Notwithstanding the foregoing, no Warrant may be transferred by the Investor, other than to its Affiliates, each of whom will be thereafter restricted (prohibited) from further transferring the same.


     SECTION 4. Vesting, Duration and Exercise of Warrants.


     (a) Vesting. Each of the Warrants may be exercised from and after the Vesting Date, and until the Expiration Date.

     (b) Exercise. Each of the Warrants shall be exercisable by the registered holder thereof on any business day before 5:00 P.M., Eastern Standard Time, on or prior to the Expiration Date. At 5:00 P.M., Eastern Standard Time, on the Expiration Date, each Warrant not exercised prior thereto shall be and become void and of no value.

     (c) Subject to the provisions of this Warrant Certificate, including the adjustment to the number of Warrant Shares issuable on the exercise of each Warrant and to the Exercise Price thereof, all pursuant to Section 8 hereof, the holder of each Warrant, on or prior to the Expiration Date, shall have the right to purchase from the Company (and the Company shall be obligated to issue and sell to such holder of a Warrant), at the Exercise Price, one fully paid Warrant Share which is non-assessable.

     (d) Upon surrender of this Warrant Certificate, with the Form of Election to Purchase duly filled in and signed, to the Company at its offices at 100
Quentin Roosevelt Boulevard, Suite 508, Garden City, New York 11530 (to the attention of its Secretary, with a copy to the attention of its General Counsel), or at such other address as the Company may specify in writing to the then registered holder(s) of the Warrants, and payment of the Exercise Price multiplied by the number of Warrant Shares then issuable upon the exercise of the Warrants being exercised, in lawful money of the United States of America, all as specified by the holder of this Warrant Certificate in the Form of Election to Purchase, the Company shall promptly cause to be issued and delivered to, or upon the written order of, the registered holder of such Warrants, and in such name or names as such registered holder may designate, a certificate for the Warrant Shares issued upon such exercise of such Warrants. Any Person so designated to be named therein shall be deemed to have become the holder of record of such Warrant Shares as of the Date of Exercise of such Warrants.

     (e) In addition to the method of payment set forth in Section 4(d) above, and in lieu of any cash payment required thereunder, the holder(s) of the Warrants shall have the right, at any time and from time to time (subject to such holder(s) then having Warrants to purchase a sufficient number of shares of Common Stock as to allow for the payment as provided for hereinbelow), to exercise the Warrants (in a broker assisted, cashless exercise transaction or by such other method as may then be reasonably acceptable to the Company), in full or in part, by surrendering this Warrant Certificate, in the manner specified in
Section 4(d) above, as payment of the aggregate Exercise Price for the number of Warrants then being exercised by such holder. The number of Warrants to be surrendered in payment of the aggregate Exercise Price for the number of Warrants then being exercised by such holder shall be determined by multiplying the number of Warrants to be exercised by the Exercise Price, and then dividing the product thereof by an amount equal to the Market Price per share of Common Stock. Solely for the purposes of this Section 3(e), Market Price shall be either: (i) the Market Price on the date on which the Form of Election attached hereto is deemed to have been sent to the Company pursuant to the provisions of
Section 11 hereof (the "Notice Date"); or (ii) the average of the Market Price for each of the five trading days preceding the Notice Date, whichever of (i) or
(ii) is greater.

     (f) The Warrants evidenced by this Warrant Certificate shall be exercisable, either as an entirety or for a portion thereof, from time to time after the Vesting Date, for the number of Warrants evidenced by this Warrant Certificate. If less than all of the Warrants evidenced by this Warrant Certificate are exercised at any time, the Company shall issue, at its expense, a new Warrant Certificate, in substantially the same form as this Warrant Certificate, for the remaining number of Warrants evidenced by this Warrant Certificate.

     SECTION 5. Payment of Taxes. The Company will pay all transfer and stock issuance taxes attributable to the initial issuance, only, of the Warrants and/or the Warrant Shares, or the initial issuance or delivery of certificates for Warrant Shares or other securities in respect of the Warrant Shares upon the exercise of Warrants, provided that the Company shall not be obligated to pay any taxes due or payable as a result of the transfer, by the holder, of any Warrants or Warrant Shares.

     SECTION 6. Mutilated or Missing Warrant Certificate. If this Warrant Certificate shall be mutilated, lost, stolen or destroyed, upon request by the registered holder of the Warrants, the Company will issue, in exchange for and upon cancellation of the mutilated Warrant Certificate, or in substitution for the lost, stolen or destroyed Warrant Certificate, a new Warrant Certificate, in substantially the same form as this Warrant Certificate, of like tenor and representing the equivalent number of Warrants, but, in the case of loss, theft or destruction, only upon receipt of evidence satisfactory to the Company of such loss, theft or destruction of this Warrant Certificate and, if requested by the Company, an indemnity also satisfactory to it.

     SECTION 7. Reservation and Issuance of Warrant Shares.

     (a) The Company will at all times have authorized, and reserve and keep available, free from preemptive rights, for the purpose of enabling it to satisfy any obligation to issue Warrant Shares upon the exercise of the Warrants, the number of shares of Warrant Shares deliverable upon the exercise of the Warrants. The Company will not, however, be required to cause any of the Warrant Shares to be listed (upon issuance or notice of issuance) on any stock exchange.

     (b) Before  taking any action which could cause an  adjustment  pursuant to
Section 8 hereof reducing the Exercise Price below the then par value (if any) of the Warrant Shares, the Company will use its reasonable, good faith efforts to take any corporate action which may be necessary in order that the Company may validly and legally issue, at the Exercise Price as so adjusted, Warrant Shares that are fully paid and non-assessable.

     (c) The Company covenants that all Warrant Shares will, upon issuance in accordance with the terms of this Warrant Certificate, be: (i) duly authorized, fully paid and nonassessable; (ii) free from all taxes with respect to the issuance thereof and from all liens, charges and security interests created by the Company; and (iii) subject only to the restrictions on transfer contained in the Securities Act, applicable state securities or "blue sky" laws and Section 3(c) hereof, freely transferable.


     SECTION 8. Anti-Dilution and Protective Provisions.

     (a) Adjustment of Exercise Price. The Exercise Price shall be subject to adjustment in the event that: (i) any dividends on any class of stock of the Company payable in Common Stock or securities convertible into Common Stock shall be paid by the Company; or (ii) the Company shall subdivide its then outstanding shares of Common Stock into a greater number of shares; or (iii) the Company shall combine outstanding shares of Common Stock, by reclassification or otherwise. In any such event, the Exercise Price in effect immediately prior to such event shall (until adjusted again pursuant hereto) be adjusted immediately after such event to a price (calculated to the nearest full cent) determined by dividing (x) the number of shares of Common Stock outstanding immediately prior to such event, multiplied by the then Exercise Price, by (y) the total number of shares of Common Stock outstanding immediately after such event (including the maximum number of shares of Common Stock issuable in respect of any securities convertible into Common Stock), and the resulting quotient shall be the adjusted Exercise Price per Warrant Share. Notwithstanding the foregoing, no adjustment of the Exercise Price shall be made if the amount of such adjustments shall be less than one cent per Warrant Share, but in such case any adjustment that would otherwise be required to be made shall be carried forward and shall be made at the time and together with the next subsequent adjustment which, together with any adjustment or adjustments so carried forward, shall amount to not less than one cent per Warrant Share.

     (b) Adjustment of Number of Warrant Shares Purchasable on Exercise of Warrants. Upon each adjustment of the Exercise Price pursuant to Section 8(a) hereof, the Investor shall thereafter (until another such adjustment) be entitled to purchase, at the adjusted Exercise Price, the adjusted number of Warrant Shares, calculated to the nearest full share, obtained by multiplying the then number of Warrant Shares specified herein (as adjusted as a result of all adjustments in the Exercise Price in effect prior to such adjustment), by the Exercise Price in effect prior to such adjustment, and dividing the product so obtained by the adjusted Exercise Price.

     (c) Notice as to Adjustment. Upon any adjustment of the Exercise Price and an increase or decrease in the number of shares of Warrant Shares purchasable upon the exercise of the Warrants, then, and in each such case, the Company shall, within ten (10) days after the effective date of such adjustment, give written notice thereof to Investor, which notice shall state the adjusted Exercise Price and the increased or decreased number of shares purchasable upon the exercise of the Warrants, setting forth in reasonable detail the method of calculation and the facts upon which such calculation is based.

     (d) Effect of Reorganization, Reclassification, Merger, Etc. If at any time while any Warrant is outstanding there should be (any such transaction being hereinafter referred to as a "Change of Control") (i) any capital reorganization or reclassification of the capital stock of the Company (other than the issue of any shares of Common Stock in subdivision of outstanding shares of Common Stock by reclassification or otherwise and other than a combination of shares provided for in Section 8(a) hereof), or (ii) any consolidation or merger of the Company with another entity, or any sale, conveyance, lease or other transfer by the Company of all or substantially all of its assets to any other entity, the Investor shall, during the remainder of the Exercise Period, be entitled to receive, upon payment of the Exercise Price, the amount of cash or other consideration, and the number of shares of stock or other securities or property (of the Company, or of the successor entity resulting from such merger, consolidation or similar transaction, or of the entity to which the assets of the Company have been sold, conveyed, leased or otherwise transferred, as the case may be, in such Change of Control), to which the holder of the Warrant Shares (and any other securities and property) of the Company, deliverable upon the exercise of such Warrant, would have been entitled (upon such capital reorganization, reclassification of capital stock, consolidation, merger, sale, conveyance, lease or other transfer) if all Warrants herein had been fully exercised immediately prior to such capital reorganization, reclassification of capital stock, consolidation, merger, sale, conveyance, lease or other transfer; and, in any such case, appropriate adjustment (as reasonably determined by the Board of Directors of the Company) shall be made in the application of the provisions set forth in this Warrant Certificate with respect to the rights and interests thereafter of the Investor to the end that the provisions set forth in this Warrant Certificate (including the adjustment of the Exercise Price and the number of shares issuable upon the exercise of the Warrants) shall thereafter be applicable, as near as may be reasonably practicable, in relation to any shares or other property thereafter deliverable upon the exercise of the Warrants as if the Warrants had been exercised immediately prior to such capital reorganization, reclassification of capital stock, such consolidation, merger, sale, conveyance, lease or other transfer, and the Investor had carried out the terms of the exchange as provided for by such capital reorganization, reclassification, consolidation or merger. The Company shall not effect any such capital reorganization, consolidation, merger or transfer unless, upon or prior to the consummation thereof, the successor entity or the entity to which the property of the Company has been sold, conveyed, leased or otherwise transferred shall assume, by written instrument, the obligation to deliver to the Investor such shares of stock, securities, cash or property as in accordance with the foregoing provisions Investor shall be entitled to purchase and/or receive (as if such Warrants had been fully exercised immediately prior to the consummation of any such transaction).

     (e) Prior Notice as to Certain Events. In case at any time: (i) the Company shall pay any dividend upon its Common Stock payable in stock or make any distribution to the holders of its Common Stock; or (ii) the Company shall offer for subscription pro rata to the holders of its Common Stock any additional shares of stock of any class or any other rights; or (iii) There shall be any capital reorganization or reclassification of the capital stock of the Company, or consolidation or merger of the Company with, or sale, conveyance, lease or other transfer of all or substantially all of its assets to, another entity; or
(iv) there shall be a voluntary or involuntary dissolution, liquidation or winding up of the Company; then, in any one or more of such cases, the Company shall give prior written notice to Investor of the date on which (A) the books of the Company shall close or a record shall be taken for such stock dividend, distribution or subscription rights, or (B) such reorganization, reclassification, consolidation, merger, sale, dissolution, liquidation or winding up shall take place, as the case may be. Such notice shall also specify the date as of which the holders of the Common Stock of record shall participate in such dividend, distribution or subscription rights or shall be entitled to exchange their Common Stock for securities or other property deliverable upon such reorganization, reclassification, consolidation, merger, sale, dissolution, liquidation, or winding up, as the case may be. Such written notice shall be given at least twenty (20) days prior to the action in question, and not less than twenty (20) days prior to the record date or the date on which the Company's transfer books are closed in respect thereto.

     (f) Certain Obligations of the Company. The Company will not, by amendment of its certificate of incorporation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of this Warrant Certificate, and will at all times in good faith assist in the carrying out of all such terms. Without limiting the generality of the foregoing, the Company (i) will take all such action as may be necessary or appropriate in order that the Company may validly and legally issue fully paid and non-assessable shares of Common Stock upon the exercise of Warrants, from time to time, outstanding, and (ii) will not (A) transfer all or substantially all of its properties and assets to any other person or entity, or
(B) consolidate with or merge into any other entity where the Company is not the continuing or surviving entity, or (iii) permit any other entity to consolidate with or merge into the Company where the Company is the continuing or surviving entity but, in connection with such consolidation or merger, the Common Stock then issuable upon the exercise of the Warrants shall be changed into or exchanged for shares or other securities or property of any other entity unless, in any such case, the other entity acquiring such properties and assets, continuing or surviving after such consolidation or merger or issuing or distributing such shares or other securities or property, as the case may be, shall expressly assume in writing and be bound by all the terms of this Warrant Certificate.

     SECTION 9. No Stock Rights. No holder of this Warrant Certificate, as such, shall be entitled to vote or be deemed the holder of Common Stock or any other securities of the Company which may at any time be issuable on the exercise hereof, nor shall anything contained herein be construed to confer upon the holder of this Warrant Certificate, as such, the rights of a stockholder of the Company or the right to vote for the election of directors or upon any matter submitted to stockholders at any meeting thereof, or give or withhold consent to any corporate action or to receive notice of meetings or other actions affecting stockholders (except as provided herein), or to receive dividends or subscription rights or otherwise, until the Date of Exercise of any Warrants shall have occurred. Nothing in this Section 9 shall limit the rights of the Investor in the event of the occurrence of a Change of Control.

     SECTION 10. Fractional Shares. The Company shall not be required to issue fractions of shares of Common Stock upon the exercise of Warrants or to distribute certificates that evidence fractional shares of Common Stock. In lieu of fractional shares of Common Stock, the Company shall pay to the then holder of this Warrant Certificate (as of the Date of Exercise) an amount in cash equal to the same fraction of the Market Value of the shares of Common Stock calculated with respect to such Date of Exercise.

     SECTION 11. Additional Restrictions; Immediate Vesting.

     11.1 Investor hereby acknowledges that the Company's Amended and Restated Bylaws contain a provision, in Section 5 thereof (a copy of such provision is annexed hereto as Exhibit B), that is intended to void transactions by which any shareholder now owning, or hereafter acquiring, a 5% or greater equity ownership interest in the Company would increase his or her equity ownership interest in the Company, if the transaction would, in the Company's opinion, result in an "ownership change," as defined in Section 382 of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the "Code"); the occurrence of which "ownership change" could potentially limit the Company's use of its net operating loss carry-forwards and similar corporate tax attributes (collectively, the "NOL"). Investor hereby acknowledges and agrees that such Bylaw provision is and shall be binding upon Investor and, accordingly, and notwithstanding anything to the contrary in this Warrant, any and all transactions, by the Investor, involving this Warrant and/or the Warrant Shares (including, without limitation, exercises and transfers of this Warrant, and sales, transfers and assignments of the Warrant Shares), that, in the Company's reasonable opinion, would result in an "ownership change" (as defined in Section 382 of the Code), shall be made in breach of the provisions of this Warrant, shall be prohibited, void ab initio, and shall not be recognized by, nor be binding upon or enforceable against, the Company.

     11.2 In the event that at any time there shall be a final, binding, non-appealable determination (whether by process or at the Company's election), by the Internal Revenue Service and/or any administrative agency or court of competent jurisdiction, that an "ownership change" (as defined in Section 382 of the Code) shall have occurred, other than as a result of the Investor's violation of Section 5 of the Company's Amended and Restated Bylaws and/or the provisions of Section 11.1 hereof, then the Company shall provide the Investor with prompt written notice thereof and, notwithstanding anything herein to the contrary, the Vesting Date shall be deemed to be the date on which such determination shall be made, and the Investor shall thereafter have the right to enter into transactions involving this Warrant and the Warrant Shares (including, without limitation, exercises and transfers of this Warrant, and sales, transfers and assignments of the Warrant Shares), in each case subject to the terms and conditions hereof, until the Expiration Date, free of the restrictions contained in Section 5 of the Company's Amended and Restated Bylaws and/or Section 11.1 hereof.

     11.3 In the event that, prior to the Exercise Period (and Vesting Date), a Change of Control shall be consummated, then the Company shall provide the Investor with prompt written notice thereof and, notwithstanding anything herein to the contrary, the Vesting Date shall be deemed to be the date on which such Change of Control shall be consummated, and the Investor shall thereafter have the right to exercise any and all of the Warrants as if such date was the original Vesting Date set forth herein, but subject, however, to the other terms and conditions hereof.

     SECTION 12. Notices. All notices, requests, demands and other communications relating to this Warrant Certificate shall be in writing, and shall be forwarded by first class mail, return receipt requested, postage prepaid, or by personal delivery (including deliveries by express, overnight courier service) addressed: (a) if to the registered holder hereof, to it/him/her at the address furnished by the registered holder to the Company; and
(b) if to the Company, to it at 100 Quentin Roosevelt Boulevard, Suite 508, Garden City, New York 11530, Attention: Secretary of the Company (with a copy to be simultaneously forwarded to the attention of the Company's General Counsel) or to such other address as any party shall notify the other party in writing, and shall be effective, in the case of written notice by mail, three days after placement into the mails (first class, postage prepaid), and in the case of personal delivery, on the same day as receipt is confirmed.

     SECTION 13. Binding Effect. This Warrant Certificate shall be binding upon and inure to the sole and exclusive benefit of the Company, its successors and/or assigns, and the registered holder or holders from time to time of the Warrants and the Warrant Shares, and each of their respective successors and/or assigns.

     SECTION 14. Survival of Rights and Duties. This Warrant Certificate shall terminate and be of no further force and effect on the earlier of 5:00 P.M., Eastern Standard Time, on the Expiration Date or the date on which all of the Warrants have been exercised, except that the provisions of Section 2 and
Section 3 shall continue in full force and effect after such termination date.

     SECTION 15. Governing Law. This Warrant Certificate shall be construed in accordance with, and governed by the internal laws of, the State of New York (i.e., without regard to its conflicts of law rules).

     SECTION 16. Counterparts. This Warrant Certificate may be executed in two or more counterparts each of which, when taken together, shall constitute one and the same instrument.




         [The remainder of this page has been intentionally left blank.]

     IN WITNESS WHEREOF, the Company has caused this Warrant Certificate to be executed by its officer thereunto duly authorized as of the date hereof.




                                          EMERGING VISION, INC.,
                                          a New York corporation


                                          By:___________________________
                                              Christopher Payan
                                              Co-Chief Operating Officer and
                                              Chief Financial Officer



Accepted and agreed to this 31st day of December, 2003.

INVESTOR:


-----------------------------

                          FORM OF ELECTION TO PURCHASE


     (To Be Executed by the holder of Warrants if such holder Desires to Exercise Warrants Evidenced by the Foregoing Warrant Certificate)



To Emerging Vision, Inc.:

     The undersigned hereby irrevocably elects to exercise _____________ Warrants evidenced by the foregoing Warrant Certificate for, and to purchase thereunder, ___________________ full shares of Common Stock issuable upon exercise of said Warrants, hereby delivers to the Company a check, in the amount of $_________ (as provided for in the foregoing Warrant Certificate) and any applicable taxes payable by the undersigned pursuant to such Warrant Certificate.

     The undersigned requests that certificates for such shares be issued in the name of


                                            PLEASE INSERT SOCIAL SECURITY
                                            OR TAX IDENTIFICATION NUMBER


-------------------------------             ------------------------------
(Please print name and address)             ------------------------------

--------------------------------------------------------------------

     If the total said number of Warrants shall not be all of the Warrants evidenced by the foregoing Warrant Certificate, the undersigned requests that a new Warrant Certificate evidencing the Warrants not so exercised be issued in the name of and delivered to

-----------------------------------------------------------------
                         (Please print name and address)
-----------------------------------------------------------------

         Name of holder
         of Warrant (Print):        ________________________________________
         (By:)                      ________________________________________
         (Title:)                   ________________________________________

Dated:   ______________, 20__

                               FORM OF ASSIGNMENT


     FOR  VALUE  RECEIVED,   ___________________________________  hereby  sells,
assigns and transfers to each assignee set forth below all of the rights of the undersigned in and to the number of Warrants (as defined in and evidenced by the foregoing Warrant Certificate) set forth opposite the name of such assignee below, and in and to the foregoing Warrant Certificate with respect to said Warrants and the shares of Common Stock issuable upon the exercise of said
Warrants:



Name of Assignee              Address                      Number of Warrants
------------------        -----------------------        ----------------------







     If the total number of said Warrants shall not be all of the Warrants evidenced by the foregoing Warrant Certificate, the undersigned requests that a new Warrant Certificate evidencing the Warrants not so assigned be issued in the name of and delivered to the undersigned.


              Name of
              holder of Warrant (Print):         ____________________________
              (By:)                              ____________________________
              (Title:)                           ____________________________



Dated: _________________, 20__

                                    EXHIBIT A

     Upon the Company's receipt of the Investor Registration Request (together with the opinion of counsel described in Section 2(c) of the Warrant Certificate), the Company hereby agrees to: (i) use its reasonable, good faith efforts to prepare for filing and file with the SEC under the Securities Act, as soon as practicable, but in no event later than sixty (60) days following its receipt of the Investor Registration Request (and said opinion of counsel), a registration statement, on an appropriate form (the "Registration Statement"), for the purpose of registering for resale, with the SEC, on behalf of the Investor (hereinafter referred to as the "Shareholder"), the Warrant Shares; and
(ii) use its reasonable, good faith efforts to have the Registration Statement declared effective as promptly thereafter as is reasonably practicable. The Company further agrees to use its reasonable, good faith efforts to maintain the effectiveness of the Registration Statement, and to promptly file with the SEC any supplements or post-effective amendments thereto which may be required in order to maintain such effectiveness, for a period of not less than two (2) years from the date effective date of such registration statement. The Company hereby agrees to bear all expenses associated with the Registration Statement, other than the fees and expenses of the Shareholder (and its attorneys and accountants) incurred in the review of the Registration Statement and/or the sale of the Warrant Shares, and any broker-dealers, agents or underwriters who participate in any sales of Warrant Shares by such Shareholder thereunder. The Company agrees to furnish to the Shareholder such number of copies of such Registration Statement, the preliminary prospectus and final prospectus included therein and such other documents as the Shareholder may reasonably request in order to facilitate the disposition of the Warrant Shares. If the Company has delivered preliminary or final prospectuses to the Shareholder and after having done so the prospectus is amended to comply with the requirements of the Securities Act, the Company shall immediately notify the Shareholder in writing and, if requested in writing by the Company, the Shareholder shall immediately cease making offers of Warrant Shares and promptly return all prospectuses to the Company; provided, however, that the Company shall use its reasonable, good faith efforts to thereafter promptly prepare and provide the Shareholder with a sufficient number of revised prospectuses and, immediately following receipt of such revised prospectuses, the Shareholder shall be free to resume making offers of the Warrant Shares.

                                    EXHIBIT B

             SECTION 5 TO THE COMPANY'S AMENDED AND RESTATED BYLAWS




     Section 5. Certain Prohibited Dispositions of Company Securities. Except as may otherwise be approved by the Board of Directors of the Company, in its sole and absolute discretion, any purported sale, acquisition, transfer, conversion, exercise or other disposition of stock, options, warrants and other securities in or of the Company, by any record or beneficial, direct or indirect, holder of five (5%) percent or more of such securities (whether prior to or subsequent to any such sale, transfer, acquisition or other disposition), that, in the Company's determination (made in its sole and absolute discretion), would result in an "ownership change," as that term is defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") and the Treasury Regulations promulgated thereunder, shall be prohibited, void ab initio, and shall not be recognized by, nor be binding upon or enforceable against, the Company.

                                                                   EXHIBIT 10.13


                              RESCISSION AGREEMENT


     THIS RESCISSION  AGREEMENT (this "Agreement"),  is dated December 31, 2003, and shall be deemed effective on and as of April 14, 2003 (the "Effective Date"), and is between Emerging Vision, Inc. (the "Company"), a New York corporation having a principal office located at 100 Quentin Roosevelt Boulevard, Suite 508, Garden City, New York 11530, and the other signatory to this Agreement (the "Shareholder").

                              W I T N E S S E T H:

     WHEREAS, on February 25, 2003, the Company commenced a shareholders rights offering (the "Rights Offering") of 50,000,000 units (each a "Unit", and collectively, the "Units"), each consisting of one share of the Company's common stock (the "Company Common Stock") and one warrant to purchase one share of Company Common Stock at an exercise price of $.05 (each an "RO Warrant", and collectively, the "RO Warrants"); which Rights Offering closed on and as of April 14, 2003; and

     WHEREAS, in accordance with the terms of the Rights Offering, the holders of record (on February 25, 2003) of Company Common Stock (each a "Record Holder", and collectively, the "Record Holders") were granted 1.67 subscription rights (each a "Subscription Right", and collectively, the "Subscription Rights") for each share of Company Common Stock held (on February 25, 2003) by the Record Holders; each of which Subscription Right entitled the Record Holders to acquire one (1) Unit for a subscription price of $.04; and

     WHEREAS, the terms of the Rights Offering further provided that those Record Holders that exercised all of the Subscription Rights granted to them would have the right to purchase additional Units, on a pro rata basis (with those eligible Record Holders electing to make such purchase of additional Units), if, and to the extent that, other Record Holders failed to fully exercise their respective Subscription Rights (such rights being collectively referred to as the "Oversubscription Rights"); and

     WHEREAS, the exercise, by certain of the Record Holders (such Record Holders being the "Significant Holders") and/or other individuals, partnerships and entities whose shares of Company Common Stock are, pursuant to the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the "Code"), deemed to be attributed to, and/or aggregated with, the shares of Company Common Stock held by, the Significant
Holders (each a "Significant Holder Affiliate", and collectively, the "Significant Holder Affiliates"), of their respective Subscription Rights and Oversubscription Rights (and, accordingly, the acquisition thereby of Company Common Stock and RO Warrants), has inadvertently resulted in an "ownership change" (as defined in Section 382 of the Code); and

     WHEREAS, assuming, arguendo, that such an "ownership change" had not occurred (as a result of the exercise, by the Significant Holders and/or the Significant Holder Affiliates, of their respective Subscription Rights and Oversubscription Rights), such an "ownership change" could occur as a result of the possible future exercise of the RO Warrants, by the Significant Holders and/or the Significant Holder Affiliates, which must be exercised, if at all, on or prior to April 14, 2004;

     WHEREAS, the occurrence of such an "ownership change" (as defined in Section 382 of the Code) could, pursuant to such provision, significantly limit the Company's ability to use its net operating loss carry-forwards and similar corporate tax attributes (collectively, the "NOL"); and

     WHEREAS, the Company and the Shareholder (as a Significant Holder or a Significant Holder Affiliate, as the case may be) believe that it is in their mutual best interest to endeavor to preserve, as fully as possible, the Company's ability to use the NOL; and

     WHEREAS, consistent with various rulings of the Internal Revenue Service, the Company and the Shareholder now desire to (a) rescind, ab initio, the exercise (by the Shareholder) of those Subscription Rights and Oversubscription Rights of the Shareholder more particularly described on Schedule A annexed hereto (collectively, the "Rescinded Units"), and (b) rescind, surrender and cancel all of the additional RO Warrants (that are not included in the Rescinded Units) that were acquired by the Shareholder (collectively, the "Rescinded Warrants"), all in an effort to avoid such an "ownership change" (that occurred in connection with the exercise of Subscription Rights and Oversubscription Rights in the Rights Offering, or that could occur as a result of the exercise of the RO Warrants obtained therein).

     NOW, THEREFORE, the Company and the Shareholder, for good and valuable consideration, receipt of which is hereby acknowledged, and intending to be legally bound, hereby agree as follows:


                                    ARTICLE I
                       RESCISSION OF UNITS AND RO WARRANTS

     Section 1.1 Rescission of Units. Effective on and as of the Effective Date, the exercise (by the Shareholder) of those Subscription Rights and Oversubscription Rights of the Shareholder more particularly described on Schedule A annexed hereto shall be deemed rescinded, ab initio, shall be null and void, and shall have no force or effect. Accordingly, the Shareholder shall have no rights in or to the Rescinded Units (and the shares of Company Common Stock and RO Warrants associated therewith).

     Section 1.2 Rescission of RO Warrants. Effective on and as of the Effective Date, the acquisition (by the Shareholder) of those Rescinded Warrants acquired by Shareholder that are not included within the Rescinded Units, as more particularly described on Schedule A annexed hereto, shall be deemed rescinded, surrendered and cancelled, ab initio, shall be null and void, and shall have no force or effect. Accordingly, the Shareholder shall have no rights in or to the Rescinded Warrants (and the shares of Company Common Stock associated therewith).

     Section 1.2 Repayment of Original Subscription Amount. The Company shall, and, as of the Effective Date, shall be deemed to have had the obligation to, repay to Shareholder that sum equal to the product of (a) $.04, multiplied by
(b) the total number of Rescinded Units that such Shareholder is surrendering to the Company in connection with the rescission effectuated hereby (all as more particularly set forth opposite such Shareholder's name on Schedule A annexed hereto); which sum represents the original subscription amount paid by each such Shareholder for the purchase, in the Rights Offering, of the Rescinded Units (such sum, repayable to Shareholder, being hereinafter collectively referred to as the "Rescission Amount"). The Rescission Amount shall be repayable, by the Company, pursuant to the terms and conditions of a Promissory Note, in substantially the form annexed hereto as Exhibit A, given, contemporaneously herewith, by the Company to the Shareholder (the "Note").

     Section 1.3 Additional Rescinded Units. The Shareholder and the Company agree that the intent of this Agreement is to effect a sufficient reduction of Shareholder's ownership of Units, to enable the Company to avoid an "ownership change" under Section 382 of the Code. In the event that the Internal Revenue Service should determine that the aggregate Rescinded Units (as set forth on Schedule A) shall be less than the amount needed to avoid an "ownership change", then the aggregate number of additional Units required to avoid such an "ownership change" (collectively, the "Additional Rescinded Units") shall, as of the Effective Date, be deemed rescinded pursuant to this Section 1.4 of the Agreement, and the Shareholder shall, as of the Effective Date, be deemed to have surrendered the Additional Rescinded Units required to avoid such an "ownership change", with Shareholder participating in such rescission (of the Additional Rescinded Units), and surrendering such Additional Rescinded Units, in the same proportion as each of the Rescinded Units of the other Company shareholders that are participating in this rescission (pursuant to agreements in the same form as this Agreement) relate to the total Rescinded Units. In such event, the Rescission Amounts (payable under the Note), shall, as of the Effective Date, be deemed increased by that amount equal to (a) $.04, multiplied by (b) the total number of Additional Rescinded Units allocable to Shareholder.


                                   ARTICLE II
                         REPRESENTATIONS AND WARRANTIES

     Section 2.1 Representations and Warranties of Shareholder. Shareholder represents and warrants to the Company, as follows, which representations and warranties shall be unaffected by any actual or constructive knowledge of the Company as to the accuracy thereof:

     (a) Ownership of Rescinded Units and Rescinded Warrants. Shareholder is the sole and exclusive beneficial, record and legal owner of the Rescinded Units and Rescinded Warrants set forth opposite such Shareholder's name on Schedule A annexed hereto (collectively, the "Subject Units"). Shareholder has, at all times from and after the Effective Date, up to the time immediately preceding the execution and delivery of this Agreement, had good and marketable title to the Subject Units, free and clear of any and all liens, claims (including adverse claims), charges, pledges, options, security interests and/or any other encumbrance, of any kind or nature (collectively, "Encumbrances"). Shareholder has made no prior dispositions of the Subject Units (and/or the shares of Company Common Stock and RO Warrants associated therewith). There have been no dividends or rights, of any kind, that have been made or granted to the Shareholder on account of the Subject Units.

     (b) Authority and Approval. Shareholder has all requisite power and authority (corporate, if applicable, and otherwise) to execute, deliver and perform this Agreement, and to consummate the rescission transaction, with respect to the Subject Units, effectuated hereby. Shareholder has duly executed and delivered this Agreement, and this Agreement constitutes the valid and binding obligation of the Shareholder, enforceable against the Shareholder in accordance with its terms, except as such enforcement may be limited by applicable bankruptcy, reorganization, moritorium, insolvency and other similar laws affecting creditors' rights generally or by equitable principles of general application, regardless of whether considered in a proceeding at law or in equity (collectively, the "Enforceability Exceptions").

     (c) No Consents. No consent, order, license, approval or authorization of, or exemption by, or registration or declaration or filing with, any person, corporation, partnership, trust, incorporated or unincorporated association, joint venture, joint stock company, government (or any agency or political subdivision thereof) or other entity of any kind (all such entities being hereinafter collectively referred to as a "Person"), is required to be obtained or made in connection with the execution, delivery and performance by Shareholder of this Agreement, or the consummation of the transactions contemplated hereby.

     (d) No Conflicts. The execution, delivery and performance of this Agreement by Shareholder will not (a) violate any provision of any organizational documents of Shareholder, if Shareholder is other than a natural person; (b) result in the creation of any Encumbrances against or affecting the Subject Units, except as may otherwise be specifically contemplated hereby; (c) violate any judgment, order, injunction, decree or award of any court, arbitrator, administrative agency or governmental or regulatory body against, or binding upon, the Shareholder or any of its securities, properties or assets; and/or (d) constitute a violation, by the Shareholder, of any statute, law, rule or regulation of any jurisdiction as and to the extent such statute, law, rule or regulation relates to or is otherwise binding upon Shareholder.

     (e) No Assurance. Shareholder represents and warrants that the Company has provided no assurances that the consummation of the rescission transaction effectuated hereby will, in fact, result in the preservation of the Company's use of the NOL, and that Shareholder is entering into this Agreement with the express understanding that the Company's use of its NOL may have heretofore been, or may hereafter be, limited, notwithstanding the consummation of the transactions contemplated hereby or in connection herewith.

     (f) Investment Experience. Shareholder has such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of entering into this Agreement. Shareholder has received all of the information requested from the Company that Shareholder considers necessary or appropriate in connection with Shareholder's evaluation of, and decision to enter into, this Agreement. Shareholder is an "accredited investor," as that term is defined under Rule 501 of the Securities Act of 1933, as amended.


     Section 2.2 Representations and Warranties of the Company. The Company represents and warrants to the Shareholder, as follows, which representations and warranties shall be unaffected by any actual or constructive knowledge of the Shareholder as to the accuracy thereof:

     (a) Authority and Approval. The Company has all requisite power and authority (corporate and otherwise) to execute, deliver and perform this Agreement, and to consummate the rescission transaction, with respect to the Subject Units, effectuated hereby. The Company has duly executed and delivered this Agreement, and this Agreement constitutes the valid and binding obligation of the Company, enforceable against the Company in accordance with its terms, except as such enforcement may be limited by the Enforceability Exceptions.

     (b) No Consents. No consent, order, license, approval or authorization of, or exemption by, or registration or declaration or filing with, any Person is required to be obtained or made in connection with the execution, delivery and performance by the Company of this Agreement, or the consummation of the transactions contemplated hereby.

     (c) No Conflicts. The execution, delivery and performance of this Agreement by the Company will not (a) violate any provision of any organizational documents of the Company; (b) violate any judgment, order, injunction, decree or award of any court, arbitrator, administrative agency or governmental or regulatory body against, or binding upon, the Company or any of its securities, properties or assets; and/or (c) constitute a violation, by the Company, of any statute, law, rule or regulation of any jurisdiction as and to the extent such statute, law, rule or regulation relates to or is otherwise binding upon the Company; except, in each case, for violations that would not, individually, have a material adverse effect on the Company or its assets.


                                   ARTICLE III
                                 INDEMNIFICATION

     Section 3.1 Indemnification by the Company. The Company shall indemnify, defend and hold harmless, jointly and severally, the Shareholder and its heirs, executors, beneficiaries, trustees, administrators, legal representatives, successors and assigns (each a "Shareholder Party") of, from, against, and in respect of or relating (directly or indirectly) to any and all losses, liabilities, claims, damages, costs, fees and expense (including, without limitation, reasonable attorneys' fees and disbursements), of any kind and description, inchoate or otherwise (collectively, "Losses"), resulting (directly or indirectly) from, relating to or incident to any material misrepresentation, breach of representation or warranty, or breach or nonfulfillment of any covenant or obligation on the part of the Company made or given in this Agreement.

     Section 3.2 Indemnification by Shareholder. Shareholder hereby agrees to indemnify, defend and hold harmless the Company and its officers, directors, employees, agents, representatives, successors and assigns of, from, against, and in respect of or relating (directly or indirectly) to any and all Losses resulting (directly or indirectly) from, relating to or incident to any material misrepresentation, breach of representation or warranty, or breach or nonfulfillment of any covenant or obligation on the part of such Shareholder made or given in this Agreement

Section 3.3       Notice and Payment.

     (a) A party entitled to indemnification pursuant to Section 3.1 or 3.2 hereof (an "Indemnified Party") shall give written notice to the party responsible for indemnification pursuant to Sections 3.1 or 3.2 hereof (an "Indemnifying Party") of any claim, suit, liability or demand which gives rise to indemnification by an Indemnifying Party pursuant to this Agreement (hereinafter referred to as an "Indemnification Notice"). Such Indemnification Notice shall describe the claim in reasonable detail (the "Indemnification Claim") and shall indicate the amount (estimated if necessary) of the loss that has been or may be sustained by the Indemnified Party (the amount of each such claim being the "Indemnification Claim Amount", and collectively, the "Indemnification Claims Amount"). The Indemnifying Party shall have ten (10) days following its receipt of the Indemnification Notice to dispute, in writing, the basis of the Indemnification Claim and/or the Indemnification Claim Amount that is the subject of the Indemnification Notice (each an "Dispute Notice"), TIME BEING OF THE ESSENCE, which Dispute Notice shall set forth, in reasonable detail, the basis upon which the Indemnifying Party is disputing the Indemnification Claim and/or the Indemnification Claim Amount that is the subject of the Indemnification Notice. In the event that the Indemnifying Party shall fail to timely provide the Dispute Notice to the Indemnified Party, then the Indemnifying Party shall be deemed to be conclusively liable in respect of the Indemnification Claim (to the extent of the Indemnification Claim Amount), and shall be deemed to have waived there right to dispute the same.

     (b) With respect to third party claims, the Indemnifying Party may elect to compromise or defend, at its own expense and by its own counsel, any matter involving the asserted liability of the Indemnifying Party so long as the Indemnifying Party pursues the same diligently and in good faith. If the Indemnifying Party undertakes to compromise or defend such asserted liability, the Indemnifying Party shall, within 15 days (or sooner, if the nature of the asserted liability so requires), notify the Indemnified Party of its intent to do so, and the Indemnified Party shall cooperate, at the expense of the Indemnifying Party, in the compromise of, or defense against, any such asserted liability. Notwithstanding the foregoing, the Indemnified Party shall have the right to participate in any matter through counsel of its own choosing at its own expense; provided that the Indemnifying Party's counsel shall be lead counsel. After the Indemnifying Party shall have notified the Indemnified Party of its intention to undertake to defend or settle any such asserted liability, and for so long as the Indemnifying Party diligently pursues such defense, the Indemnifying Party shall not be liable for any additional legal expenses incurred by the Indemnified Party in connection with any defense or settlement of such asserted liability, except to the extent such participation is requested by the Indemnifying Party, in which event the Indemnified Party shall be reimbursed by the Indemnifying Party for reasonable additional legal expenses, out-of-pocket expenses and allocable share of employee compensation incurred in connection with such participation for any employee whose participation is so requested. If the Indemnifying Party desires to accept a final and complete reasonable settlement of asserted liability and the Indemnified Party refuses to consent to such reasonable settlement, then the Indemnified Party's liability under this Article 3 with respect to such asserted liability shall be limited to the amount so offered (and accepted) in settlement and the Indemnified Party shall reimburse the Indemnifying Party for any additional costs of defense which it subsequently incurs with respect to such claim.

     (c) If the Indemnifying Party does not undertake to defend such matter to which the Indemnified Party is entitled to indemnification hereunder, or fails to diligently pursue such defense, the Indemnified Party may undertake such defense through counsel of its own choice, at the cost and expense of the Indemnifying Party, and the Indemnified Party may settle such matter, and the Indemnifying Party shall reimburse the Indemnified Party for the amount paid in such settlement and any other liabilities or expenses incurred by the
Indemnified Party in connection therewith; provided, however, that the Indemnified Party shall not settle any such claim without the written consent of the Indemnifying Party, which consent shall not be unreasonably withheld or delayed.

     (d) Other than with respect to those sums that shall be disputed, in writing, by the Indemnifying Party in accordance with the provisions of Section
3.3 hereof, all sums paid by the Indemnified Party for which the Indemnifying Party is obligated to reimburse the Indemnified Party under this Article 3 (together with interest thereon from the date of the Indemnified Party's payment of any amounts until paid in full) shall be paid within ten days of demand, together with interest calculated at the maximum rate allowed under New York State law.

     Section 3.4 Survival. The respective covenants, representations and warranties made herein by the Company and the Shareholder shall survive the execution and delivery of this Agreement, notwithstanding any investigation or examination made by or on behalf of any of the Parties, nor any knowledge with respect thereto.

                                   ARTICLE IV
                               GENERAL PROVISIONS


     Section 4.1 Governing Law. This Agreement shall be governed, construed and enforced in accordance with the laws of the State of New York, notwithstanding principles of conflicts of laws thereof.

     Section 4.2 Terms and Conditions. The term "Agreement" as used herein, as well as the terms "herein," "hereof," "hereunder" and the like shall mean this Agreement in its entirety and all Schedules and Exhibits annexed hereto, all of which are hereby made a part hereof. The captions and section headings hereof are for reference and convenience only and do not enter into or become part of the context. All pronouns, singular and plural, masculine, feminine or neuter, shall mean and include the person, entity, firm, or corporation to which they relate as the context may require.

     Section 4.3 Severability. In the event that any term, covenant, condition, agreement, section or provision hereof shall be deemed invalid or unenforceable by a court of competent and final jurisdiction, this Agreement shall not terminate or be deemed void or voidable, but shall continue in full force and effect and there shall be substituted for such stricken provision a like but legal and enforceable provision which most nearly accomplishes the intention of the parties hereto.

     Section 4.4 Notices. All notices, requests, demands, and other communications shall be deemed to have been duly given if in writing and delivered by hand or sent by reliable overnight delivery service (e.g., Federal Express), telecopier (receipt confirmed) or certified or registered mail, postage prepaid, to the appropriate address indicated below or to such other address as may be given in a notice sent to the other Parties hereto:

     If to the Company:

         Emerging Vision, Inc.
         100 Quentin Roosevelt Boulevard
         Suite 508
         Garden City, New York 11530
         Telephone: (516) 390-2134
         Telecopier: (516) 390-2110
         Attention: Co-Chief Operating Officer or Chief Financial Officer

         with a copy to:

         Attention: General Counsel
         Telecopier: (516) 465-6920

     If to the Shareholder:





     To the location set forth opposite Shareholder's name on Schedule A annexed hereto.

     Section 4.6 Counterparts. This Agreement may be executed in one or more counterparts, and may be exchanged by facsimile transmission, each of which shall be deemed an original, and all of which, together, shall constitute one and the same instrument.

     Section 4.7 Schedules and Exhibits. Each Schedule and Exhibit referred to in this Agreement is hereby incorporated by reference and made an integral part hereof, and may be referred to in this Agreement and any other related instrument or document without being annexed hereto or thereto.

     Section 4.8 Binding Effect. This Agreement shall be binding upon and shall inure to the benefit or detriment of the parties hereto and their respective heirs, personal representatives, permitted successors and assigns.

     Section 4.9 Assignment. No party may assign any of its rights, duties or obligations under this Agreement without the prior written consent of the other parties, and any attempt to do so shall be null and void and of no force and effect upon the non-consenting party.

     Section 4.10 Entire Agreement; Modification of Agreement. This Agreement embodies the entire agreement of the parties relating to the subject matter hereof and the matters contemplated herein, and supersedes all prior and contemporaneous oral and/or written understandings, agreements, representations, warranties, statements, advise and/or communications between the parties, and any of their respective officers, directors, shareholders, employees, representatives, attorneys and accountants, with respect to said subject matter and the matters contemplated herein. No amendment or modification of this Agreement shall be valid or binding upon the parties unless made in writing and signed by each of the parties.

     Section  4.11  Remedies  Cumulative.   All  remedies,  rights,  powers  and
privileges conferred hereunder upon the parties, unless otherwise provided, shall be cumulative and not restricted to those provided by law.

     Section 4.12 Expenses. The Company shall pay all reasonable out-of-pocket costs and expenses incurred by Shareholder in connection with its review and negotiation of this Agreement and the consummation of the transactions contemplated hereby; subject, however, to the Shareholder's delivery to the Company of reasonable, written substantiation of all such expenses.

     Section 4.13 No Third Party Beneficiaries. Nothing in this Agreement is intended to create a benefit in favor of, or an obligation to, any person or entity not a party to this Agreement.

     Section 4.14 Waiver of Breach or Violation Not Deemed Continuing. The waiver by any party of a breach or violation of any provision of this Agreement shall not operate as, or be construed to be, a waiver of any subsequent breach or violation of any provision hereof. No breach or violation of any provision hereof may be waived, except by an agreement, in writing, signed by the waiving party.

     Section 4.15. Construction. The parties acknowledge and agree that this Agreement is the result of arms-length negotiations among the parties, and has been reviewed by each party and their respective counsel. Accordingly, this Agreement shall be deemed the product of each party hereto, and no ambiguity shall be constructed in favor of or against any party.


                    BALANCE OF PAGE INTENTIONALLY LEFT BLANK

     IN WITNESS WHEREOF, the parties hereto have executed and delivered this Agreement as of the day and year first above written.


                                             THE COMPANY:



                                             EMERGING VISION, INC.



                                             By:________________________




                                             SHAREHOLDER:



                                             By:________________________

                                   SCHEDULE A

                          SHAREHOLDER; UNITS; WARRANTS


Name and
Address                    # of Rescinded Units and Warrants
---------                 -------------------------------------

                                    EXHIBIT A

                                 PROMISSORY NOTE

                                                                   EXHIBIT 10.14

                                PROMISSORY NOTE
                                ---------------


Principal Amount: $_____________                           Garden City, New York
                                                            As of April 14, 2003

     FOR VALUE RECEIVED, EMERGING VISION, INC., a New York corporation with offices at 100 Quentin Roosevelt Boulevard, Suite 508, Garden City, New York 11530 (the "Maker"), hereby promises to pay to the order of
_______________________,    an    ______________    having    an    office    at
_________________________________  (the "Payee"), its successors and/or assigns, on April 14, 2007, the sum of _________________  ($______________)  Dollars (the
"Principal Amount"), together with interest accruing, on the unpaid portion of the Principal Amount, at the rate of six (6%) percent per annum, in United States legal tender.

     Notwithstanding the foregoing, in lieu of cash payments hereunder (in respect of the Principal Amount and all accrued interest thereon), the Maker shall have the right, from time to time, to pay all or any portion of the Principal Amount (together with all accrued interest thereon), by its issuance, to the Payee, of that number of fully paid, non-assessable shares of the Maker's Common Stock ("Company Common Stock") equal to (such number of shares being the "Share Payment Amount"): (i) the total dollar amount of the Principal Amount (and interest thereon) that the Maker then desires to pay to Payee, divided by
(ii) the average of the last reported sales prices of the Company's Common Stock (such average being the "Average Trading Price"), as reported on the OTC Bulletin Board, during the fifteen (15) trading day period immediately preceding the date on which the Company shall make any such payment (the "Trading Period"); provided, however, that within the Trading Period there shall be a minimum average trading volume of 750,000 shares of the Company's Common Stock. Any fractural portion of the Share Payment Amount shall be paid only in cash, and shall be in that amount equal to (i) the fractional portion of the Share Payment Amount, multiplied by (ii) the Average Trading Price.

     This Note is subject to the following additional terms:

         1. Prepayment - Application of Payment.

     This Principal Amount (and all interest accrued thereon) may be prepaid, without penalty, in whole or in part, at any time.

     All payments hereunder shall first be applied to interest that shall have accrued, but shall not have been paid, hereunder at the time at which such payment is made, and the balance of such payment shall be applied to reduce the then outstanding Principal Amount, in the inverse order of maturity.

     Nothing contained in this Note, or in any other agreement between the Maker and Payee, requires the Maker to pay, or Payee to accept, interest in an amount that would subject Payee to any penalty or forfeiture under applicable law. In no event shall the total of all charges payable hereunder, whether of interest or of such other charges that may or might be characterized as interest, exceed the maximum rate permitted to be charged under the laws of the State of New

York. Should Payee receive any payment on account of this Note that is or would be in excess of that permitted to be charged under said laws, such payment shall have been, and shall be deemed to have been, made in error and shall automatically be applied to reduce the outstanding Principal Amount (and/or interest thereon and charges due hereunder).

         2. Place of Payment; Waiver of Defenses and Notices.

     All payments hereunder shall be payable at the offices of Payee, as set forth hereinabove, or at such other place as Payee may, from time to time, designate pursuant to Section 5 hereof, or at such other place as may be agreed upon by the parties.

     This Note is payable by Maker without deduction by reason of set-off or counterclaim or any defense whatsoever (except payment).

     The Maker hereby waives demand for payment, notice of dishonor and protest, and notice of protest or any other notice of any kind.

         3.       Default; Remedies.

     In the event of:

     (i) the nonpayment of any installment of the Principal Amount (and any interest thereon) when due, and such nonpayment continues for a period in excess of five (5) days following the day written notice of such nonpayment has been given to the Maker; or

     (ii) the appointment of a receiver for substantially all of the property of the Maker, which appointment remains undischarged for a period in excess of thirty (30) days; or

     (iii) the making of an assignment for the benefit of creditors, or the filing of a petition or commencement of any proceeding under any bankruptcy or insolvency laws by or against the Maker; or

     (iv) the issuance of any material judgment, warrant or order of attachment, tax lien or levy, or execution or garnishment against a material portion of the property of the Maker, which is not bonded, discharged, vacated or satisfied within one hundred eighty (180) days after the issuance thereof; or

     (v) the sale of all or substantially all of the assets of Maker, and/or the merger, consolidation or other material business combination of or involving the Maker;

     then, on the happening of any such event, the same shall constitute an Event of Default hereunder and, in such event, any remaining unpaid portion of the Principal Amount (and all interest thereon), together with all other liability of the Maker under this Note, at the option of Payee, shall become due and payable immediately upon the giving of written notice thereof by Payee to the Maker. The failure to assert this right shall not be deemed a waiver thereof.

     After maturity of the Principal Amount, stated or accelerated, interest shall accrue at the maximum rate permitted by law, but this provision shall not be deemed to constitute an extension of time for payment of the Principal Amount.

     If the Principal Amount (and all interest accrued thereon) shall not be paid, in full, in accordance with the terms hereof, the Maker agrees to pay all costs and expenses of collection, including reasonable attorneys' fees and expenses.

         4. Investment Representations.

     By accepting this Note, Investor shall be deemed to thereby represent to the Maker that, in addition to the representations and warranties of Payee set forth in that certain Rescission Agreement, being executed and delivered contemporaneously herewith, between the Maker and Payee, the Payee:

     (i) (a) has such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of its prospective investment in the Company Common Stock; (b) believes it has received all the information it has requested from Maker and that it considers necessary or appropriate for deciding whether to obtain the Company Common Stock; (c) has had the opportunity, to its satisfaction, to discuss the business, management, and financial affairs with Maker's management; (d) has the ability to bear the economic risks of its prospective investment in the Company Common Stock; and
(e) is able, without materially impairing its financial condition, to hold the Company Common Stock for an indefinite period of time, and to suffer a complete loss of its investment.

     (ii) The Payee qualifies as an "accredited investor" within the meaning of Regulation D of the rules and regulations promulgated under the Securities Act of 1933, as amended (the "Securities Act").

     (iii) Company Common Stock that may be acquired by Payee hereunder will be acquired for investment for the Payee's own account, not as a nominee or agent, and not with a view of the sale or distribution of any part thereof, and the
Payee has no intention of selling, granting any participation in, or otherwise distributing the Company Common Stock other than in accordance with applicable federal and state securities laws, and that it has no contract, undertaking, agreement, or arrangement with any person to sell, transfer, or grant participation to such person or to any third person, with respect to the Company Common Stock.

     (iv) Payee understands and acknowledges that the offering of the Company Common Stock pursuant to this Note will not be registered under the Securities Act on the basis that the offering and sale of securities contemplated by this Note are exempt from registration pursuant to Section 4(2) and/or Section 3(b) of the Securities Act, and the Maker's reliance upon such exemption is predicated upon the Payee's representations as set forth in this Note.

         5. Amendments.

     This Note may not be changed or terminated orally, but only by an agreement, in writing, signed by the party against whom enforcement of any waiver, change, modification or discharge is sought.

         6. Notices.

     All notices, requests or other communications required hereunder shall be in writing and shall be deemed to have been duly given or made if delivered personally or by courier service which obtains a signed receipt upon delivery, or if mailed by United States certified mail, postage prepaid, return receipt requested, to the parties at the respective addresses first above written, or at such other addresses as shall be specified in writing by either of the parties to the other in accordance with the terms and conditions of this Section. Notices shall be deemed effective, if delivered personally or by courier service, on the date delivered or, if mailed in accordance herewith, three (3) days after the date of such mailing.

         7. Successors and Assigns.

     The terms and provisions of this Note shall be binding upon, and inure to the benefit of, the Maker and the Payee, and their respective, permitted successors, assigns and legal representatives. Notwithstanding the foregoing, Payee shall make no assignment, sale or other transfer of this Note and/or any of its rights hereunder without the express, written consent of the Maker.

         8. Nonwaiver.

     No failure by Payee to insist upon exact compliance with the terms of this Note shall be deemed or construed as a waiver by such party of the right to require exact compliance with each and every duty and obligation herein contained in the future.

         9. Applicable Law and Jurisdiction.

     THIS NOTE SHALL BE CONSTRUED AND ENFORCED IN ALL RESPECTS IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK WITHOUT GIVING EFFECT TO ANY PRINCIPLES RELATING TO CONFLICT OF LAWS. THE MAKER AND PAYYE (BY ACCEPTING THIS NOTE) CONSENT THAT ANY LEGAL OR EQUITY PROCEEDING BROUGHT IN CONNECTION WITH OR ARISING OUT OF ANY MATTER RELATING TO THIS NOTE, SHALL BE INSTITUTED ONLY IN A FEDERAL OR STATE COURT OF COMPETENT JURISDICTION WITHIN THE STATE OF NEW YORK, COUNTY OF NASSAU. THE MAKER HEREBY IRREVOCABLY CONSENTS AND SUBMITS TO THE JURISDICTION, IN ANY SUCH MATTER, OF THE COURTS OF THE STATE OF NEW YORK AND WAIVES ANY OBJECTION IT MAY HAVE TO EITHER THE JURISDICTION OR VENUE OF SUCH COURTS.

     IN WITNESS WHEREOF, the Maker has executed and delivered this Note as of April 14, 2003.



                                            EMERGING VISION, INC.



                                            By: __________________________
                                                Christopher G. Payan
                                                Co-Chief Operating Officer &
                                                Chief Financial Officer

                                                                   EXHIBIT 10.15


                              SETTLEMENT AGREEMENT


     THIS SETTLEMENT AGREEMENT (this "Agreement"), is dated December 31, 2003, and is between Emerging Vision, Inc. (the "Company"), a New York corporation having a principal office located at 100 Quentin Roosevelt Boulevard, Suite 508, Garden City, New York 11530, and the other signatory to this Agreement (the "Shareholder").

                              W I T N E S S E T H:

     WHEREAS, on February 25, 2003, the Company commenced a shareholders rights offering (the "Rights Offering") of 50,000,000 units (each a "Unit", and collectively, the "Units"), each consisting of one share of the Company's common stock (the "Company Common Stock") and one warrant to purchase one share of Company Common Stock at an exercise price of $.05 (each an "RO Warrant", and collectively, the "RO Warrants"); which Rights Offering closed on and as of April 14, 2003; and

     WHEREAS, the acquisition, by certain of the Company's shareholders who participated in the Rights Offering (such shareholders being the "Significant Holders"), of Units in the Rights Offering (and, accordingly, the acquisition thereby of Company Common Stock and RO Warrants), has inadvertently resulted in an "ownership change," as such term is defined in Section 382 of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the "Code"); and

     WHEREAS, the occurrence of such an "ownership change" (as defined in Section 382 of the Code) could, pursuant to such provision, significantly limit the Company's ability to use its net operating loss carry-forwards and similar corporate tax attributes (collectively, the "NOL"); and

     WHEREAS, the risk of the possible occurrence of an "ownership change," as a result of the consummation of the Rights Offering, and of the negative consequences thereof (with respect to the Company's use of the NOL), were unintentionally (without scienter) omitted as risk factors from the Company's prospectus, which was prepared and delivered (to the eligible shareholders of the Company) in connection with the Rights Offering (the "Omission"); and

     WHEREAS, in an effort to endeavor to preserve, as fully as possible, the Company's ability to use the NOL and, in effect, eliminate the Omission, ab initio, contemporaneously herewith (i) the Company and the Significant Holders (including Shareholder) are, simultaneously herewith, entering into those certain Rescission Agreements (such agreement with the Shareholder being the "Rescission Agreement"), pursuant to which the acquisitions, by the Significant Holders (including Shareholder), of certain of the Units, and all of the RO Warrants (that are not associated with the Units being rescinded), that were acquired thereby in the Rights Offering (such rescinded Units and RO Warrants acquired by Shareholder being hereinafter collectively referred to as the "Rescinded Units")), are being rescinded (the "Rescission"), such that, consistent with various rulings of the Internal Revenue Service, such an "ownership change" (that occurred in connection with the acquisition of Units in the Rights Offering, or that could occur upon the future exercise of the RO Warrants) may be avoided; and (ii) the Company's Board of Directors has adopted an amendment to the Company's Amended and Restated Bylaws (a copy of which is annexed hereto as Exhibit A; the "Bylaw Amendment"), that is intended to void transactions that would, in the Company's opinion, result in an "ownership change"; and

     WHEREAS, the Company recognizes that: (i) notwithstanding such Rescission, the Shareholder may have sustained damages as a result of the Omission that cannot be fully remediated by the Rescission; (ii) the rescission, surrender and cancellation of the RO Warrants (that are not associated with the Units being rescinded in the Rescission) is being made without any monetary consideration to Shareholder, which may cause Shareholder to be further damaged, and (iii) the Company's adoption of the Bylaw Amendment, and the contractual agreement, by Shareholder, to be bound thereby (as set forth herein and in the Warrant Agreement (as hereinafter defined) may materially limit the Shareholder's right to engage in transactions in or with respect to Company Common Stock (and instruments exercisable into Company Common Stock), and, accordingly, may cause Shareholder to sustain additional damages; and

     WHEREAS, the Company and the Shareholder now desire to resolve and settle such potential claims, of Shareholder, for damages, in accordance with the terms and conditions set forth in this Agreement.

     NOW, THEREFORE, the Company and the Shareholder, for good and valuable consideration, receipt of which is hereby acknowledged, and intending to be legally bound, hereby agree as follows:


                                    ARTICLE I
                         ISSUANCE OF SETTLEMENT WARRANTS

     Section  1.1.  Issuance  of  Settlement   Warrants.   In  full  settlement,
compromise and satisfaction of any and all possible claims of Shareholder arising as a result of, or in connection with, the Omission and/or the Company's adoption of the Bylaw Amendment, the Company shall, contemporaneously herewith, issue to Shareholder that number of warrants set forth on Schedule A annexed hereto (collectively, the "Settlement Warrants"), each of which shall be exercisable for one share of Company Common Stock, at an exercise price set forth on Schedule A, and which shall be subject to the terms and conditions set forth in the form of Warrant Certificate and Agreement annexed hereto as Exhibit B (the "Warrant Agreement"); which Warrant Agreement is being executed and delivered by the Company and the Shareholder simultaneously herewith. The terms and conditions set forth in the Warrant Agreement are incorporated herein by this reference, and shall be binding on the parties hereto as if such terms and conditions were set forth at length herein.

     Section 1.2. Additional Rescinded Units. In the event, pursuant to the provisions of Section 1.4 of the Rescission Agreement, additional Units shall be deemed rescinded from Shareholder (collectively, the "Additional Rescinded Units"), then the number of Settlement Warrants issued hereunder shall be deemed, on and as of the date hereof, to be increased by that number equal to (such number being the "Additional Settlement Warrants"): (a) the number of

Additional Units that shall so be deemed rescinded from Shareholder (pursuant to
Section 1.4 of the Rescission Agreement); multiplied by (b) two (2). In such event, the Warrant Agreement shall be deemed amended to include the Additional Settlement Warrants, and the Company shall, as soon as is reasonably practicable, cause the certificate evidencing the Warrant Agreement to be amended accordingly (to add such Additional Settlement Warrants), and, upon, and subject to, the Shareholder's surrender to the Company of the original certificate evidencing the Warrant Agreement, together with a certificate, executed by Shareholder, containing such reasonable representations and warranties requested by the Company, the Company and the Shareholder shall promptly thereafter execute and deliver the same.

                                   ARTICLE II
                                     RELEASE

     Section 2.1 Shareholder's Release of Company. As an inducement to the Company to enter into this Agreement, the Shareholder, by its execution hereof, hereby releases and discharges the Company and its officers, directors, shareholders, subsidiaries, affiliates, representatives, employees, successors and assigns of and from any and all actions, causes of action, suits, debts, dues, sums of money, accounts, reckonings, bonds, bill, specialties, covenants, contracts, controversies, agreements, promises, variances, trespasses, damages, judgments, extents, executions, claims, and demands whatsoever (collectively, "Claims"), in law, admiralty or equity, which against the Company and/or any of officers, directors, shareholders, subsidiaries, affiliates, representatives, employees, successors and assigns which the Shareholder and/or any of its officers, directors, partners, shareholders, affiliates, trustees, beneficiaries, representatives, employees, administrators, heirs, successors and assigns ever had, now have or hereafter can, shall or may, have for, upon, or by reason of any and all matters, causes, things or claims, from the beginning of the world to the date of this Agreement, in respect of, or that in any way relate to, the Omission, the Bylaw Amendment and/or the Rescission, except as otherwise specifically set forth herein, in the Rescission Agreement and/or in the agreements executed and delivered contemporaneously herewith and therewith.


                                   ARTICLE III
                         REPRESENTATIONS AND WARRANTIES

     Section 3.1 Representations and Warranties of Shareholder. Shareholder represents and warrants to the Company, as follows, which representations and warranties shall be unaffected by any actual or constructive knowledge of the Company as to the accuracy thereof:

     (a) Holder of Claims. Shareholder is the sole and exclusive beneficial legal Holder of the Claims, and has not made any assignments of, nor created liens, claims (including adverse claims), charges, pledges, options, security interests and/or any other encumbrance, of any kind or nature against, the Claims (collectively, "Encumbrances").

     (b) Authority and Approval. Shareholder has all requisite power and authority (corporate, if applicable, and otherwise) to execute, deliver and perform this Agreement. Shareholder has duly executed and delivered this Agreement, and this Agreement constitutes the valid and binding obligation of the Shareholder, enforceable against the Shareholder in accordance with its terms, except as such enforcement may be limited by applicable bankruptcy, reorganization, moritorium, insolvency and other similar laws affecting creditors' rights generally or by equitable principles of general application, regardless of whether considered in a proceeding at law or in equity (collectively, the "Enforceability Exceptions").

     (c) No Consents. No consent, order, license, approval or authorization of, or exemption by, or registration or declaration or filing with, any person, corporation, partnership, trust, incorporated or unincorporated association, joint venture, joint stock company, government (or any agency or political subdivision thereof) or other entity of any kind (all such entities being hereinafter collectively referred to as a "Person"), is required to be obtained or made in connection with the execution, delivery and performance by Shareholder of this Agreement, or the consummation of the transactions contemplated hereby.

     (d) No Conflicts. The execution, delivery and performance of this Agreement by Shareholder will not (a) violate any provision of any organizational documents of Shareholder, if Shareholder is other than a natural person; (b) result in the creation of any Encumbrances against or affecting the Claims, except as may otherwise be specifically contemplated hereby; (c) violate any judgment, order, injunction, decree or award of any court, arbitrator, administrative agency or governmental or regulatory body against, or binding upon, the Shareholder or any of its securities, properties or assets; and/or (d) constitute a violation, by the Shareholder, of any statute, law, rule or regulation of any jurisdiction as and to the extent such statute, law, rule or regulation relates to or is otherwise binding upon Shareholder.

     (e) No Assurance. Shareholder represents and warrants that the Company has provided no assurances that the consummation of the transactions effectuated hereby or in connection herewith, including, without limitation, the Rescission, will, in fact, result in the preservation of the Company's use of the NOL, and that Shareholder is entering into this Agreement with the express understanding that the Company's use of its NOL may have heretofore been, or may hereafter be, limited, notwithstanding the consummation of the transactions contemplated hereby or in connection herewith.

     (f) Investment Experience. Shareholder (i) has such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of entering into this Agreement and its prospective investment in the Settlement Warrants; (ii) believes it has received all the information it has requested from the Company and that it considers necessary or appropriate for deciding whether to obtain the Settlement Warrants; (iii) has had the opportunity, to its satisfaction, to discuss the business, management, and financial affairs with the Company's management; (iv) has the ability to bear the economic risks of its prospective investment in the Settlement Warrants; and
(v) is able, without materially impairing its financial condition, to hold the Settlement Warrants for an indefinite period of time, and to suffer a complete loss of its investment.

     (ii) The Shareholder qualifies as an "accredited investor" within the meaning of Regulation D of the rules and regulations promulgated under the Securities Act of 1933, as amended (the "Securities Act").

     (iii) Settlement Warrants acquired by Shareholder hereunder will be acquired for investment for the Shareholder's own account, not as a nominee or agent, and not with a view of the sale or distribution of any part thereof, and the Shareholder has no intention of selling, granting any participation in, or otherwise distributing the Settlement Warrants other than in accordance with applicable federal and state securities laws, and that it has no contract, undertaking, agreement, or arrangement with any person to sell, transfer, or grant participation to such person or to any third person, with respect to the Settlement Warrants.

     (iv) Shareholder understands and acknowledges that the offering of the Settlement Warrants, pursuant to this Agreement, will not be registered under the Securities Act on the basis that the offering and sale of securities contemplated by this Agreement are exempt from registration pursuant to Section 4(2) and/or Section 3(b) of the Securities Act, and the Shareholder's reliance upon such exemption is predicated upon the Shareholder's representations as set forth in this Agreement.


     Section 3.2 Representations and Warranties of the Company. The Company represents and warrants to the Shareholder, as follows, which representations and warranties shall be unaffected by any actual or constructive knowledge of the Shareholder as to the accuracy thereof:

     (a) Authority and Approval. The Company has all requisite power and authority (corporate and otherwise) to execute, deliver and perform this Agreement, and to consummate the rescission transaction, with respect to the Surrendered Warrants, effectuated hereby. The Company has duly executed and delivered this Agreement, and this Agreement constitutes the valid and binding obligation of the Company, enforceable against the Company in accordance with its terms, except as such enforcement may be limited by the Enforceability Exceptions.

     (b) No Consents. No consent, order, license, approval or authorization of, or exemption by, or registration or declaration or filing with, any Person is required to be obtained or made in connection with the execution, delivery and performance by the Company of this Agreement, or the consummation of the transactions contemplated hereby.

     (c) No Conflicts. The execution, delivery and performance of this Agreement by the Company will not (a) violate any provision of any organizational documents of the Company; (b) violate any judgment, order, injunction, decree or award of any court, arbitrator, administrative agency or governmental or regulatory body against, or binding upon, the Company or any of its securities, properties or assets; and (c) constitute a violation, by the Company, of any statute, law, rule or regulation of any jurisdiction as and to the extent such statute, law, rule or regulation relates to or is otherwise binding upon the Company; except, in each case, for violations that would not, individually, have a material adverse effect on the Company or its assets.

                                   ARTICLE IV
                                 INDEMNIFICATION

     Section 4.1 Indemnification by the Company. The Company shall indemnify, defend and hold harmless, jointly and severally, the Shareholder and its heirs, executors, beneficiaries, trustees, administrators, legal representatives, successors and assigns (each a "Shareholder Party") of, from, against, and in respect of or relating (directly or indirectly) to any and all losses, liabilities, claims, damages, costs, fees and expense (including, without limitation, reasonable attorneys' fees and disbursements), of any kind and description, inchoate or otherwise (collectively, "Losses"), resulting (directly or indirectly) from, relating to or incident to any material misrepresentation, breach of representation or warranty, or breach or nonfulfillment of any covenant or obligation on the part of the Company made or given in this Agreement.

     Section 4.2 Indemnification by Shareholder. Shareholder hereby agrees to indemnify, defend and hold harmless the Company and its officers, directors, employees, agents, representatives, successors and assigns of, from, against, and in respect of or relating (directly or indirectly) to any and all Losses resulting (directly or indirectly) from, relating to or incident to any material misrepresentation, breach of representation or warranty, or breach or nonfulfillment of any covenant or obligation on the part of such Shareholder made or given in this Agreement

Section 4.3       Notice and Payment.

     (a) A party entitled to indemnification pursuant to Section 4.1 or 4.2 hereof (an "Indemnified Party") shall give written notice to the party responsible for indemnification pursuant to Sections 4.1 or 4.2 hereof (an "Indemnifying Party") of any claim, suit, liability or demand which gives rise to indemnification by an Indemnifying Party pursuant to this Agreement (hereinafter referred to as an "Indemnification Notice"). Such Indemnification Notice shall describe the claim in reasonable detail (the "Indemnification Claim") and shall indicate the amount (estimated if necessary) of the loss that has been or may be sustained by the Indemnified Party (the amount of each such claim being the "Indemnification Claim Amount", and collectively, the "Indemnification Claims Amount"). The Indemnifying Party shall have ten (10) days following its receipt of the Indemnification Notice to dispute, in writing, the basis of the Indemnification Claim and/or the Indemnification Claim Amount that is the subject of the Indemnification Notice (each an "Dispute Notice"), TIME BEING OF THE ESSENCE, which Dispute Notice shall set forth, in reasonable detail, the basis upon which the Indemnifying Party is disputing the Indemnification Claim and/or the Indemnification Claim Amount that is the subject of the Indemnification Notice. In the event that the Indemnifying Party shall fail to timely provide the Dispute Notice to the Indemnified Party, then the Indemnifying Party shall be deemed to be conclusively liable in respect of the Indemnification Claim (to the extent of the Indemnification Claim Amount), and shall be deemed to have waived there right to dispute the same.

     (b) With respect to third party claims, the Indemnifying Party may elect to compromise or defend, at its own expense and by its own counsel, any matter involving the asserted liability of the Indemnifying Party so long as the Indemnifying Party pursues the same diligently and in good faith. If the Indemnifying Party undertakes to compromise or defend such asserted liability, the Indemnifying Party shall, within 15 days (or sooner, if the nature of the asserted liability so requires), notify the Indemnified Party of its intent to do so, and the Indemnified Party shall cooperate, at the expense of the

Indemnifying Party, in the compromise of, or defense against, any such asserted liability. Notwithstanding the foregoing, the Indemnified Party shall have the right to participate in any matter through counsel of its own choosing at its own expense; provided that the Indemnifying Party's counsel shall be lead counsel. After the Indemnifying Party shall have notified the Indemnified Party of its intention to undertake to defend or settle any such asserted liability, and for so long as the Indemnifying Party diligently pursues such defense, the Indemnifying Party shall not be liable for any additional legal expenses incurred by the Indemnified Party in connection with any defense or settlement of such asserted liability, except to the extent such participation is requested by the Indemnifying Party, in which event the Indemnified Party shall be reimbursed by the Indemnifying Party for reasonable additional legal expenses, out-of-pocket expenses and allocable share of employee compensation incurred in connection with such participation for any employee whose participation is so requested. If the Indemnifying Party desires to accept a final and complete reasonable settlement of asserted liability and the Indemnified Party refuses to consent to such reasonable settlement, then the Indemnified Party's liability under this Article 4 with respect to such asserted liability shall be limited to the amount so offered (and accepted) in settlement and the Indemnified Party shall reimburse the Indemnifying Party for any additional costs of defense which it subsequently incurs with respect to such claim.

     (c) If the Indemnifying Party does not undertake to defend such matter to which the Indemnified Party is entitled to indemnification hereunder, or fails to diligently pursue such defense, the Indemnified Party may undertake such defense through counsel of its own choice, at the cost and expense of the Indemnifying Party, and the Indemnified Party may settle such matter, and the Indemnifying Party shall reimburse the Indemnified Party for the amount paid in such settlement and any other liabilities or expenses incurred by the
Indemnified Party in connection therewith; provided, however, that the Indemnified Party shall not settle any such claim without the written consent of the Indemnifying Party, which consent shall not be unreasonably withheld or delayed.

     (d) Other than with respect to those sums that shall be disputed, in writing, by the Indemnifying Party in accordance with the provisions of Section
4.3 hereof, all sums paid by the Indemnified Party for which the Indemnifying Party is obligated to reimburse the Indemnified Party under this Article 4 (together with interest thereon from the date of the Indemnified Party's payment of any amounts until paid in full) shall be paid within ten days of demand, together with interest calculated at the maximum rate allowed under New York State law.

     Section 4.4 Survival. The respective covenants, representations and warranties made herein by the Company and the Shareholder shall survive the execution and delivery of this Agreement, notwithstanding any investigation or examination made by or on behalf of any of the Parties, nor any knowledge with respect thereto.

                                    ARTICLE V
                               GENERAL PROVISIONS


     Section 5.1 Governing Law. This Agreement shall be governed, construed and enforced in accordance with the laws of the State of New York, notwithstanding principles of conflicts of laws thereof.

     Section 5.2 Terms and Conditions. The term "Agreement" as used herein, as well as the terms "herein," "hereof," "hereunder" and the like shall mean this Agreement in its entirety and all Schedules and Exhibits annexed hereto, all of which are hereby made a part hereof. The captions and section headings hereof are for reference and convenience only and do not enter into or become part of the context. All pronouns, singular and plural, masculine, feminine or neuter, shall mean and include the person, entity, firm, or corporation to which they relate as the context may require.

     Section 5.3 Severability. In the event that any term, covenant, condition, agreement, section or provision hereof shall be deemed invalid or unenforceable by a court of competent and final jurisdiction, this Agreement shall not terminate or be deemed void or voidable, but shall continue in full force and effect and there shall be substituted for such stricken provision a like but legal and enforceable provision which most nearly accomplishes the intention of the parties hereto.

     Section 5.4 Notices. All notices, requests, demands, and other communications shall be deemed to have been duly given if in writing and delivered by hand or sent by reliable overnight delivery service (e.g., Federal Express), telecopier (receipt confirmed) or certified or registered mail, postage prepaid, to the appropriate address indicated below or to such other address as may be given in a notice sent to the other Parties hereto:

     If to the Company:

         Emerging Vision, Inc.
         100 Quentin Roosevelt Boulevard
         Suite 508
         Garden City, New York 11530
         Telephone: (516) 390-2134
         Telecopier: (516) 390-2110
         Attention: Co-Chief Operating Officer or Chief Financial Officer

     with a copy to:

         Attention: General Counsel
         Telecopier: (516) 465-6920


         If to the Shareholder:







     To the location set forth opposite Shareholder's name on Schedule A annexed hereto.

     Section 5.6 Counterparts. This Agreement may be executed in one or more counterparts, and may be exchanged by facsimile transmission, each of which shall be deemed an original, and all of which, together, shall constitute one and the same instrument.

     Section 5.7 Schedules and Exhibits. Each Schedule and Exhibit referred to in this Agreement is hereby incorporated by reference and made an integral part hereof, and may be referred to in this Agreement and any other related instrument or document without being annexed hereto or thereto.

     Section 5.8 Binding Effect. This Agreement shall be binding upon and shall inure to the benefit or detriment of the parties hereto and their respective heirs, personal representatives, permitted successors and assigns.

     Section 5.9 Assignment. No party may assign any of its rights, duties or obligations under this Agreement without the prior written consent of the other parties, and any attempt to do so shall be null and void and of no force and effect upon the non-consenting party.

     Section 5.10 Entire Agreement; Modification of Agreement. This Agreement embodies the entire agreement of the parties relating to the subject matter hereof and the matters contemplated herein, and supersedes all prior and contemporaneous oral or written understandings, agreements, representations, warranties, statements, advise and/or communications between the parties, and any of their respective officers, directors, shareholders, employees, representatives, attorneys and accountants, with respect to said subject matter and the matters contemplated herein. No amendment or modification of this Agreement shall be valid or binding upon the parties unless made in writing and signed by each of the parties.

     Section  5.11  Remedies  Cumulative.   All  remedies,  rights,  powers  and
privileges conferred hereunder upon the parties, unless otherwise provided, shall be cumulative and not restricted to those provided by law.

     Section 5.12 Expenses. The Company shall pay all reasonable out-of-pocket costs and expenses incurred by Shareholder in connection with its review and negotiation of this Agreement and the consummation of the transactions contemplated hereby; subject, however, to the Shareholder's delivery to the Company of reasonable, written substantiation of all such expenses.

     Section 5.13 No Third Party Beneficiaries. Nothing in this Agreement is intended to create a benefit in favor of, or an obligation to, any person or entity not a party to this Agreement.

     Section 5.14 Waiver of Breach or Violation Not Deemed Continuing. The waiver by any party of a breach or violation of any provision of this Agreement shall not operate as, or be construed to be, a waiver of any subsequent breach or violation of any provision hereof. No breach or violation of any provision hereof may be waived, except by an agreement, in writing, signed by the waiving party.

     Section 5.15. Construction. The parties acknowledge and agree that this Agreement is the result of arms-length negotiations among the parties, and has been reviewed by each party and their respective counsel. Accordingly, this Agreement shall be deemed the product of each party hereto, and no ambiguity shall be constructed in favor of or against any party.

     Section 5.16. No Admission. Nothing in this Agreement is intended to, and nor shall the same be deemed to be, the Company's admission as to (i) the truth and accuracy of any of the factual statements set forth herein relating to the alleged Omission, and/or (ii) any liability, of any kind or nature, including, without, limitation, in respect of the alleged Omission and passage of the Bylaw Amendment. All rights of the Company, except as otherwise specifically provided herein, are hereby expressly reserved.


                    BALANCE OF PAGE INTENTIONALLY LEFT BLANK

     IN WITNESS WHEREOF, the parties hereto have executed and delivered this Agreement as of the day and year first above written.


                                                THE COMPANY:



                                                EMERGING VISION, INC.



                                                By:________________________



                                                SHAREHOLDER:



                                                By:________________________

                                   SCHEDULE A

                        SHAREHOLDER; SETTLEMENT WARRANTS


Name and
Address                    # of Settlement Warrants           Exercise Price
----------              -----------------------------        -----------------

                                    EXHIBIT A


                                 BYLAW AMENDMENT


     Section 5. Certain Prohibited Dispositions of Company Securities. Except as may otherwise be approved by the Board of Directors of the Company, in its sole and absolute discretion, any purported sale, acquisition, transfer, conversion, exercise or other disposition of stock, options, warrants and other securities in or of the Company, by any record or beneficial, direct or indirect, holder of five (5%) percent or more of such securities (whether prior to or subsequent to any such sale, transfer, acquisition or other disposition), that, in the Company's determination (made in its sole and absolute discretion), would result in an "ownership change," as that term is defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") and the Treasury Regulations promulgated thereunder, shall be prohibited, void ab initio, and shall not be recognized by, nor be binding upon or enforceable against, the Company.

                                    EXHIBIT B

                                WARRANT AGREEMENT

                                                                    EXHIBIT 21.1

LIST OF SUBSIDIARIES:

                               720 MARKET STREET REALTY CORPORATION
                               INSIGHT AMSURG CENTERS, INC.
                               INSIGHT IPA OF NEW YORK, INC.
                               INSIGHT LASER CENTERS, INC.
                               INSIGHT LASER CENTER N.C. II, INC.
                               INSIGHT LASER CENTERS, N.Y.I, INC.
                               INSIGHT LASER CENTER NY II, INC.
                               INSIGHT LASER CENTERS NEW YORK II, LTD.
                               INSIGHT LASER CENTERS OF BAY TERRACE, INC.
                               INSIGHT LASER CENTERS OF KING OF PRUSSIA, INC. INSIGHT TOTAL MANAGED CARE, INC.
                               MACARTHUR CENTER REAL ESTATE
                               OPTI-PLEX OF NEW YORK, INC.
                               SIGHT FOR SORE EYES FRANCHISE
                               SINGER SPECS ADVERTISING, INC.
                               SITE FOR SORE EYES ADVERTISING, INC.
                               SITE FOR SORE EYES SACRAMENTO, INC.
                               STERLING ADVERTISING, INC.
                               STERLING BRYANT II CORP.
                               STERLING LABORATORIES, INC.
                               STERLING ROSLYN CORP.
                               STERLING VISION DKM ADVERTISING, INC.
                               STERLING VISION DKM OF SHEBOYGAN, INC.
                               STERLING VISION OF 125TH STREET
                               STERLING VISION OF 1900 BROADWAY
                               STERLING VISION OF 78TH STREET, INC.
                               STERLING VISION OF 794 LEXINGTON, INC.
                               STERLING VISION OF ANAHEIM, INC.
                               STERLING VISION OF ANNAPOLIS, INC.
                               STERLING VISION OF APACHE, INC.
                               STERLING VISION OF APPLETON, INC.
                               STERLING VISION OF BASHFORD MANOR, INC.
                               STERLING VISION OF BAY RIDGE, INC.
                               STERLING VISION OF BAY STREET, INC.
                               STERLING VISION OF BEAVER DAM, INC.
                               STERLING VISION OF BLASDELL, INC.
                               STERLING VISION OF BLUEFIELD, INC.
                               STERLING VISION OF BREA, INC.
                               STERLING VISION OF BRUNSWICK
                               STERLING VISION OF CALIFORNIA, INC.
                               STERLING VISION OF CAMBRIDGE SQUARE, INC.
                               STERLING VISION OF CAMP HILL, INC.
                               STERLING VISION OF CAPE GIRARDEAU, INC.

                               STERLING VISION OF CAPITOLA, INC.
                               STERLING VISION OF CHARLESTOWN, INC.
                               STERLING VISION OF COLLINGTON PLAZA, INC.
                               STERLING VISION OF COLUMBIA MALL, INC.
                               STERLING VISION OF COLUMBUS MILLS, INC.
                               STERLING VISION OF CRESTWOOD
                               STERLING VISION OF DELAFIELD, INC.
                               STERLING VISION OF DENVER, INC.
                               STERLING VISION OF DULLES, INC.
                               STERLING VISION OF EAST MADISON, INC.
                               STERLING VISION OF EASTLAND, INC.
                               STERLING VISION OF EAU CLAIRE, INC.
                               STERLING VISION OF EAST ROCKAWAY, INC.
                               STERLING VISION OF EDISON, INC.
                               STERLING VISION OF FAIR OAKS, INC.
                               STERLING VISION OF FARGO, INC.
                               STERLING VISION OF FOND DU LAC, INC.
                               STERLING VISION OF FORESTVILLE, INC.
                               STERLING VISION OF FOX RUN, INC.
                               STERLING VISION OF FRANKLIN MALL, INC.
                               STERLING VISION OF FRANKLIN MILLS, INC.
                               STERLING VISION OF FULTON ST., INC.
                               STERLING VISION OF GASTONIA, INC.
                               STERLING VISION OF GREAT NORTHERN, INC.
                               STERLING VISION OF GREEN ACRES, INC.
                               STERLING VISION OF GREEN BAY, NC.
                               STERLING VISION OF HAGERSTOWN, INC.
                               STERLING VISION OF HAMPTON, INC.
                               STERLING VISION OF HAWTHORNE CENTER, INC.
                               STERLING VISION OF HEMPSTEAD, INC.
                               STERLING VISION OF ISLANDIA, INC.
                               STERLING VISION OF JAMESTOWN MALL, INC.
                               STERLING VISION OF JERSEY GARDENS, INC.
                               STERLING VISION OF KENNEDY BLVD., INC.
                               STERLING VISION OF KENOSHA, INC.
                               STERLING VISION OF KIRKWOOD MALL, INC.
                               STERLING VISION OF LANDOVER, INC.
                               STERLING VISION OF LEVITTOWN, INC.
                               STERLING VISION OF LIGHT STREET, INC.
                               STERLING VISION OF LIME RIDGE, INC.
                               STERLING VISION OF LOS GATOS, INC.
                               STERLING VISION OF MACARTHUR CENTER, INC.
                               STERLING VISION OF MAIN PLACE, INC.
                               STERLING VISION OF MAMARONECK, INC.
                               STERLING VISION OF METRO NORTH, INC.
                               STERLING VISION OF METRO N.Y., INC.

                               STERLING VISION OF MID RIVERS, INC.
                               STERLING VISION OF MINOT, INC.
                               STERLING VISION OF MONDAWMIN, INC.
                               STERLING VISION OF MONTGOMERY, INC.
                               STERLING VISION OF M.V., INC.
                               STERLING VISION OF NANUET, INC.
                               STERLING VISION OF NAPA, INC.
                               STERLING VISION OF NEWPARK, INC.
                               STERLING VISION OF NEWPORT BEACH, INC.
                               STERLING VISION OF NILES, INC.
                               STERLING VISION OF NORTHPARK, INC.
                               STERLING VISION OF NORTHWEST PLAZA, INC.
                               STERLING VISION OF ONTARIO MILLS, INC.
                               STERLING VISION OF ORLANDO, INC.
                               STERLING VISION OF OWINGS MILLS, INC.
                               STERLING VISION OF PADDOCK MALL, INC.
                               STERLING VISION OF PALISADES, INC.
                               STERLING VISION OF PENN CENTER, INC.
                               STERLING VISION OF POTOMAC MILLS, INC.
                               STERLING VISION OF PRINCE GEORGES PLAZA, INC. STERLING VISION OF REGO PARK, INC.
                               STERLING VISION OF RIVERSIDE, INC.
                               STERLING VISION OF ROSYLN, INC.
                               STERLING VISION OF ROTTERDAM, INC.
                               STERLING VISION OF SACRAMENTO, INC.
                               STERLING VISION OF SEACLIFF VILLAGE, INC.
                               STERLING VISION OF SF, INC.
                               STERLING VISION OF SOUTHDALE, INC.
                               STERLING VISION OF SOUTHPARK, INC.
                               STERLING VISION OF THE FALLS, INC.
                               STERLING VISION OF THOUSAND OAKS
                               STERLING VISION OF TINLEY PARK, INC.
                               STERLING VISION OF TOMS RIVER, INC.
                               STERLING VISION OF WALDEN, INC.
                               STERLING VISION OF WEST BEND, INC.
                               STERLING VISION OF WEST MADISON, INC.
                               STERLING VISION OF WESTMINSTER, INC.
                               STERLING VISION OF WESTPORT, INC.
                               STERLING VISION OF WHEATON PLAZA, INC.
                               STERLING VISION OF WHITE FLINT, INC.
                               STERLING VISION OF YUBA CITY, INC.
                               VISIONCARE OF CALIFORNIA, INC.

                                                                    Exhibit 23.1





                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS




     We hereby consent to the incorporation of our audit report included in this
Form  10-K,  into  Emerging  Vision,   Inc.'s   previously  filed   registration
statements.



                                           /s/  Miller, Ellin & Company LLP




New York, New York
April 5, 2004

                                                                    Exhibit 31.1

I, Christopher G. Payan, certify that:

     1. I have reviewed this Form 10-K of Emerging Vision, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  April 5, 2004


  /s/ Christopher G. Payan
------------------------------------
Christopher G. Payan
Co-Chief Operating Officer and
Chief Financial Officer
(Co-Principal Executive Officer and
Principal Financial Officer)

                                                                    Exhibit 31.2

I, Myles S. Lewis, certify that:

     1. I have reviewed this Form 10-K of Emerging Vision, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  April 5, 2004


  /s/ Myles S. Lewis
---------------------------------
Myles S. Lewis
Co-Chief Operating Officer
(Co-Principal Executive Officer)

                                                                    Exhibit 31.3


I, Samuel Z. Herskowitz, certify that:

     1. I have reviewed this Form 10-K of Emerging Vision, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  April 5, 2004


  /s/ Samuel Z. Herskowitz
---------------------------------
Samuel Z. Herskowitz
Co-Chief Operating Officer
(Co-Principal Executive Officer)

                                                                    Exhibit 32.1


  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICERS AND PRINCIPAL FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     The undersigned hereby certifies, pursuant to, and as required by, 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Emerging Vision, Inc. (the "Company") on Form 10-K for the period ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Annual Report on Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  April 5, 2004


                                   /s/ Christopher G. Payan
                                 ---------------------------------------
                                   Christopher G. Payan
                                   Co-Chief Operating Officer and
                                   Chief Financial Officer
                                   (Co-Principal Executive Officer and
                                   Principal Financial Officer)


                                   /s/ Myles S. Lewis
                                 ---------------------------------------
                                  Myles S. Lewis
                                  Co-Chief Operating Officer
                                  (Co-Principal Executive Officer)


                                   /s/ Samuel Z. Herskowitz
                                 ---------------------------------------
                                   Samuel Z. Herskowitz
                                   Co-Chief Operating Officer
                                   (Co-Principal Executive Officer)


     The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Form 10-K or as a separate disclosure document.