Form 10-Q
period 2004-03-31
EMERGING VISION INC
filed 2004-05-17
CIK 1002554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark one)
      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

                                       OR

      [   ]       Transition report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 for the transition period from _____________ to _____________

      Commission file number: 1-14128

                              EMERGING VISION, INC.
             (Exact name of Registrant as specified in its Charter)


          New York                                  11-3096941
----------------------------         -------------------------------------------
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

     As of May 14, 2004 there were 69,386,260 outstanding shares of the Registrant's Common Stock, par value $0.01 per share.

Item 1.  Financial Statements

                     EMERGING VISION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                              March 31,        December 31,
                                                                                                2004              2003
                                                                                             (Unaudited)
                                                                                            -------------      ------------
                                     ASSETS
Current assets:
         Cash and cash equivalents                                                            $   1,333         $   1,383
         Franchise receivables, net of allowance of $872 and $844, respectively                   1,332             1,281
         Other receivables, net of allowance of $103 and $118, respectively                         253               291
         Current portion of franchise notes receivable, net of allowance of $209 and $241,
              respectively                                                                          350               449
         Inventories, net                                                                           391               392
         Prepaid expenses and other current assets                                                  330               389
                                                                                              ----------        ----------
                     Total current assets                                                         3,989             4,185
                                                                                              ----------        ----------

Property and equipment, net                                                                         491               481
Franchise notes and other receivables, net of allowance of $532 and $541, respectively              428               470
Goodwill                                                                                          1,266             1,266
Other assets                                                                                        217               237
                                                                                              ----------        ----------
                                Total assets                                                  $   6,369         $   6,639
                                                                                              ==========        ==========

                               LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
         Current portion of long-term debt                                                    $     178         $     207
         Accounts payable and accrued liabilities                                                 4,627             5,389
         Accrual for store closings                                                                  77               144
         Related party borrowings                                                                    36                35
                                                                                              ----------        ----------
                     Total current liabilities                                                    4,918             5,775
                                                                                              ----------        ----------

Long-term debt                                                                                      137               143
                                                                                              ----------        ----------
Related party borrowings                                                                            537               546
                                                                                              ----------        ----------
Franchise deposits and other liabilities                                                            898               937
                                                                                              ----------        ----------

Contingencies (Note 5)

Shareholders' deficit:
     Preferred stock, $0.01 par value per share; 5,000,000 shares authorized:
        Senior Convertible Preferred Stock, $100,000 liquidation preference
          per share; 1 share issued and outstanding                                                  74                74
     Common stock, $0.01 par value per share; 150,000,000 shares authorized;
        67,991,364 and 67,682,087 shares issued, respectively, and 67,809,027
        and 67,499,750 shares outstanding, respectively                                             680               677
     Treasury stock, at cost, 182,337 shares                                                       (204)             (204)
     Additional paid-in capital                                                                 125,999           125,987
     Accumulated deficit                                                                       (126,648)         (127,296)
                                                                                              ----------        ----------
                                  Total shareholders' deficit                                       (99)             (762)
                                                                                              ----------        ----------
                                  Total liabilities and shareholders' deficit                 $   6,369         $   6,639
                                                                                              ==========        ==========

     The accompanying notes are an integral part of these consolidated balance sheets.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                                                           For the Three Months Ended
                                                                                                   March 31,
                                                                                         -------------------------------
                                                                                              2004            2003
                                                                                         --------------- ---------------
Revenues:
         Net sales                                                                         $ 1,987          $ 2,090
         Franchise royalties                                                                 1,686            1,601
         Other franchise related fees                                                           54              181
         Interest on franchise notes receivable                                                 17               49
         Other income                                                                           24                4
                                                                                           --------         --------
                          Total revenues                                                     3,768            3,925
                                                                                           --------         --------

Costs and expenses:
         Cost of sales                                                                         271              323
         Selling, general and administrative expenses                                        2,833            2,960
         Interest expense                                                                       16               61
                                                                                           --------         --------
                           Total costs and expenses                                          3,120            3,344
                                                                                           --------         --------

Income from continuing operations before provision for income taxes                            648              581
Provision for income taxes                                                                       -                -
                                                                                           --------         --------
Income from continuing operations                                                              648              581
                                                                                           --------         --------

Loss from discontinued operations                                                                -             (222)
                                                                                           --------         --------
Net income                                                                                 $   648          $   359
                                                                                           ========         ========

Per share information - basic and diluted (Note 3):

              Income from continuing operations                                            $  0.01          $  0.02
              Loss from discontinued operations                                                  -            (0.01)
                                                                                           --------         --------
                      Net income per share                                                 $  0.01          $  0.01
                                                                                           ========         ========

Weighted-average number of common shares outstanding:
        Basic                                                                               67,646           29,806
                                                                                           ========         ========
        Diluted                                                                             85,858           29,806
                                                                                           ========         ========

     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)

                                                                                            For the Three Months Ended
                                                                                                    March 31,
                                                                                         ---------------------------------
                                                                                         ----------------- ---------------
                                                                                               2004             2003
                                                                                         ----------------- ---------------
Cash flows from operating activities:
     Income from continuing operations                                                     $     648         $    581
        Adjustments to reconcile income from continuing operations to net cash used in operating activities:
            Depreciation and amortization                                                         53               75
            Provision for doubtful accounts                                                       33               13
            Amortization of debt discount                                                          -               24
        Changes in operating assets and liabilities:
                     Franchise and other receivables                                             (29)            (227)
                     Inventories                                                                   1              103
                     Prepaid expenses and other current assets                                    59                7
                     Other assets                                                                 12               31
                     Accounts payable and accrued liabilities                                   (762)            (215)
                     Franchise deposits and other liabilities                                    (39)            (235)
                     Accrual for store closings                                                  (67)            (306)
                                                                                           ----------        ---------
Net cash used in operating activities                                                            (91)            (149)
                                                                                           ----------        ---------

Cash flows from investing activities:
     Franchise notes receivable issued                                                           (24)               -
     Proceeds from franchise and other notes receivable                                          148               95
     Purchases of property and equipment                                                         (55)             (20)
                                                                                           ----------        ---------
Net cash provided by investing activities                                                         69               75
                                                                                           ----------        ---------

Cash flows from financing activities:
     Proceeds from borrowings                                                                      -              150
     Payments on borrowings                                                                      (43)            (331)
     Proceeds from issuance of common stock upon exercise of options
        and warrants                                                                              15               12
                                                                                           ----------        ---------
Net cash used in financing activities                                                            (28)            (169)
                                                                                           ----------        ---------
Net cash used in continuing operations                                                           (50)            (243)
                                                                                           ----------        ---------
Net cash used in discontinued operations                                                           -               (3)
                                                                                           ----------        ---------
Net decrease in cash and cash equivalents                                                        (50)            (246)
Cash and cash equivalents - beginning of period                                                1,383              664
                                                                                           ----------        ---------
Cash and cash equivalents - end of period                                                  $   1,333         $    418
                                                                                           ==========        =========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
        Interest                                                                           $       7         $     37
                                                                                           ==========        =========
        Taxes                                                                              $      42         $     55
                                                                                           ==========        =========

     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                        (In Thousands, Except Share Data)

                                                                Senior Convertible
                                                                  Preferred Stock            Common Stock
                                                               Shares        Amount        Shares      Amount
                                                               ------        ------     -----------   --------

BALANCE - DECEMBER 31, 2003 (Audited)......................         1      $   74       67,682,087    $   677
Exercise of stock options and warrants.....................         -           -          309,277          3
Net income.................................................         -           -                -          -
                                                               -------     -------      -----------   --------
BALANCE - MARCH 31, 2003 (Unaudited).......................         1      $   74       67,991,364    $   680
                                                               =======     =======      ===========   ========

     The accompanying notes are an integral part of this consolidated statement.

                     EMERGING VISION, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT - (CONTINUED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                        (In Thousands, Except Share Data)

                                                                Treasury Stock,     Additional                   Total
                                                                    at cost          Paid-In   Accumulated    Shareholders'
                                                               Shares      Amount    Capital     Deficit         Deficit
                                                               -------      -----     --------   ---------  ----------------
BALANCE - DECEMBER 31, 2003 (Audited)......................    182,337     $(204)     125,987    (127,296)         (762)
Exercise of stock options and warrants.....................          -         -           12           -            15
Net income.................................................          -         -            -         648           648
                                                               -------     -----     --------   ---------      --------
BALANCE - MARCH 31, 2004 (Unaudited).......................    182,337     $(204)    $125,999   $(126,648)     $    (99)
                                                               =======     =====     ========   =========      ========

     The accompanying notes are an integral part of this consolidated statement.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

     The accompanying Consolidated Financial Statements of Emerging Vision, Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. There have been no changes in significant accounting policies since December 31, 2003.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

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

     No stock-based compensation cost is reflected in net income for the three months ended March 31, 2004 and 2003. The following table illustrates the effect on net income and net income per share as if the fair value method had been applied to all outstanding and unvested awards in each year presented:

                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                                 (In thousands)
                                                                                        ---------------------------------
                                                                                        ---------------- ----------------
                                                                                             2004             2003
                                                                                             ----             ----
     Net income, as reported                                                              $   648          $    359
     Deduct: Stock-based compensation expense determined under
       fair value method                                                                      (23)             (794)
                                                                                          --------         ---------
     Pro forma                                                                            $   625          $   (435)
                                                                                          ========         =========

     Net income per share - basic and diluted, as reported                                $  0.01          $   0.01
                                                                                          ========         =========
     Pro forma income (loss) - basic and diluted                                          $  0.01          $  (0.01)
                                                                                          ========         =========

Revenue Recognition

     The Company charges franchisees a nonrefundable initial franchise fee. Initial franchise fees are recognized at the time all material services required to be provided by the Company have been substantially performed. Continuing franchise royalty fees are based upon a percentage of the gross revenues generated by each franchised location and are recorded as earned, subject to meeting all of the requirements of SEC Staff Accounting Bulletin ("SAB") No. 103, "Update of Codification of Staff Accounting Bulletins," and SAB 104, "Revenue Recognition." SAB 103 supercedes SAB 101, "Revenue Recognition in Financial Statements," and replaced it, as well as other previously issued bulletins, with a codified format for the updated information. SAB 104 revised or rescinded portions of the interpretative guidance included in SAB 103.

     The Company derives its revenues from the following three principal sources:

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

     The Company recognizes revenues in accordance with SAB 103 and SAB 104. Accordingly, revenues are recorded when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company's price to the buyer is fixed or determinable, and collectibility is reasonably assured. To the extent that collectibility of royalties and/or interest on franchise notes is not reasonably assured, the Company recognizes such revenue when the cash is received.

     The Company also follows the provisions of Emerging Issue Task Force ("EITF") Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," and accordingly, accounts for discounts, coupons and promotions (that are offered to its customers) as a direct reduction of sales.

Reclassifications

     Certain reclassifications have been made to prior years' consolidated financial statements to confirm to current year presentation.


NOTE 3 - PER SHARE INFORMATION:

     In accordance with SFAS No. 128, "Earnings Per Share", basic net income per common share ("Basic EPS") is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding. Diluted net income per common share ("Diluted EPS") is computed by dividing the net income by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company's Consolidated Statements of Operations. Common stock equivalents totaling 7,715,139 and 9,062,323, respectively, were excluded from the computation for the three months ended March 31, 2004 and 2003, as their impact would have been anti-dilutive.

     The following table sets forth the computation of basic and diluted per share information:

                                                                                           For the Three Months Ended
                                                                                                   March 31,
                                                                                                 (In thousands)
                                                                                        ---------------------------------
                                                                                        ---------------- ----------------
                                                                                             2004             2003
                                                                                             ----             ----
Numerator:
     Income from continuing operations                                                    $    648         $    581
     Loss from discontinued operations                                                           -             (222)
                                                                                          ---------        ---------
          Net income                                                                      $    648         $    359
                                                                                          =========        =========

Denominator:

     Weighted-average common shares outstanding                                             67,646           29,806
     Dilutive effect of:
        Stock options and warrants                                                          18,212                -
                                                                                          ---------        ---------
     Weighted-average common shares outstanding, assuming dilution                          85,858           29,806
                                                                                          =========        =========

Basic and Diluted Per Share Information:

     Income from continuing operations                                                    $   0.01         $   0.02
     Loss from discontinued operations                                                           -            (0.01)
                                                                                          ---------        ---------
        Net income                                                                        $   0.01         $   0.01
                                                                                          =========        =========

NOTE 4 - ACCRUAL FOR STORE CLOSINGS:

     In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the Company records a liability for a cost associated with an exit or disposal activity when the liability is incurred. As of March 31, 2004, $77,000 remained accrued for store closings on the accompanying Consolidated Balance Sheet for the final store closure. The Company closed this store during the first quarter of 2004. No additional provision was provided during the three months ended March 31, 2004.


NOTE 5 - CONTINGENCIES:

Litigation

     In 1999, Apryl Robinson commenced an action in Kentucky against, among others, the Company, seeking an unspecified amount of damages and alleging numerous claims, including fraud and misrepresentation. The claims that are the subject of this action were subsequently tried in an action in New York that resulted in a judgment in favor of the Company, and against Ms. Robinson and Dr. Larry Joel, a co-defendant in such action. Subsequently, Ms. Robinson and Dr. Joel filed for bankruptcy in Kentucky, and received a discharge from the trustee. Presently, there is a motion pending in the U.S. Bankruptcy Court to vacate Dr. Joel's discharge based upon, among other things, fraud on the Bankruptcy Court. A trial on this motion is anticipated to commence in mid 2004.

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

     In May 2002, a class action was commenced in the California Superior Court, Los Angeles County, against the Company and VisionCare of California, Inc. ("VCC"), a wholly owned subsidiary of the Company, by Consumer Cause, Inc., seeking a preliminary and permanent injunction enjoining the defendants from their continued alleged violation of the California Business and Professions Code (the "California Code"), and restitution based upon the defendants' alleged illegal charging of dilation fees during the four year period immediately preceding the date of the plaintiff's commencement of such action. In its complaint, the plaintiff alleged that VCC's employment of licensed optometrists, as well as its operation (under the name Sterling VisionCare) of optometric offices in locations which are usually situated adjacent to the Company's retail optical stores located in the State of California, violated certain provisions of the California Code and was seeking to permanently enjoin VCC from continuing to operate in such manner. In November 2002, the plaintiffs filed an amended complaint removing VCC as a defendant in this action. In January 2003, on motion of the Company, the Court dismissed this action, with prejudice, and without liability to the Company. In April 2003, the plaintiff filed a Notice of Appeal of the decision of the lower court dismissing this action. In August 2003, the Company filed its reply brief, as supplemental on two occasions, opposing the plaintiff's appeal. In April, the Court of Appeals affirmed, in all respects, the lower court's dismissal of this action.

     In October 2002, an action was commenced against the Company and its wholly owned subsidiary, Sterling Vision of Eastland, Inc. (the "Tenant"), in the North Carolina General Court of Justice, in which Charlotte Eastland Mall, LLC, as the Landlord of the Tenant's former Sterling Optical Center located in Charlotte, North Carolina, is seeking, among other things, damages against the Company, in the approximate amount of $81,000, under its Limited Guaranty of the Tenant's obligations under the Lease for such Center. The Company believes that it has a meritorious defense to such action. As of the date hereof, these proceedings were in the discovery stage. However, in April 2004, the Company filed a motion for summary judgment in this action. A decision with respect to such motion is currently pending.

     In November 2002, ADD of North Dakota, ADD of Jamestown, Inc., each former franchisees of the Company, and Aron Dinesen, their principal shareholder, commenced an action against the Company, in the United States District Court, District of North Dakota, Southeastern Division, alleging, among other things, that the Company breached certain of its obligations under each of their respective Franchise Agreements. In response thereto, the defendant asserted counterclaims based upon the defendants alleged breach of each such franchise agreement and of certain of the other agreements executed by the defendants in connection therewith. The Company believes that it has a meritorious defense to plaintiffs' claims in such action. As of the date hereof, these proceedings were in the discovery stage. However, in April 2004, the Company filed a motion for summary judgment, which motion is currently pending.

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

     In October 2003, Developers Diversified Realty Corporation ("DDRC") commenced an action against the Company, in the District Court of the County of Wapello, State of Iowa, in which DDRC, as the Landlord of the Company's former Sterling Optical store located in Ottumwa, Iowa, is seeking, among other things, damages against the Company, in the approximate amount of $200,000, under the lease for such store. In May 2004, the Company reached a settlement, in principal, of this action, which currently contemplates that the Company would pay DDRD the aggregate sum of $120,000 in consideration for DDRD's dismissal of the action, with prejudice, and the exchange of mutual general releases. There can be no assurance, however, that such a settlement will actually be consummated.

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

     In April 2004, Rubloff Hastings, LLC commenced an action against the Company, in the District Court of Adams County, Nebraska, in which the plaintiff, as the Landlord of the Company's former Sterling Optical store located in Hastings, Nebraska, is seeking, among other things, damages under the Company's lease for the store in the approximate amount of $59,000. The Company believes that it has a meritorious defense to such action. The Company's time to answer the plaintiff's complaint has not yet expired.

     In April 2004, Jean Sundstrom, a franchisee of the Company, commenced an action, in the Wisconsin Circuit Court, Winebago County, against the Company alleging, among other things, that the Company breached certain of its obligations under her franchise agreement. The Company has counterclaims against the plaintiff based upon the plaintiff's alleged breach of such franchise agreement and of certain of the other agreements executed by the plaintiff. The Company believes that it has a meritorious defense to plaintiffs' claims in such action. The Company's time to answer plaintiff's complaint has not yet expired. In addition, the Company commenced, in May 2004, a separate action against plaintiff in the Supreme Court, Nassau County, New York, by expedited procedure, alleging a breach, by plaintiff, of her obligations under certain promissory notes given, by plaintiff, to the Company. The plaintiff's (as defendant in such New York action) time to respond to the Company's action has not yet expired.

     In addition to the foregoing in the ordinary course of business, the Company is a defendant in certain lawsuits alleging various claims incurred, certain of which claims are covered by various insurance policies, subject to certain deductible amounts and maximum policy limits. In the opinion of management, the resolution of these claims should not have a material adverse effect, individually or in the aggregate, upon the Company's business or financial condition. Other than as set forth above, management believes that there are no other legal proceedings, pending or threatened, to which the Company is, or may be, a party, or to which any of its properties are or may be subject to, which, in the opinion of management, will have a material adverse effect on the Company. Additionally, with respect to the landlord-tenant actions described herein, the Company has already accounted for the estimated possible costs (including possible judgments) associated with such actions as part of accounts payable and accrued liabilities, and the accrual for store closings as of March 31, 2004.

     Additionally, with respect to the landlord-tenant actions described herein, the Company has already accounted for the estimated possible costs (including possible judgments) associated with such actions as part of accounts payable and accrued liabilities, and the accrual for store closures as of March 31, 2004.

Guarantees

     As of March 31, 2004, the Company was a guarantor of certain leases of retail optical stores franchised and subleased to its franchisees. In the event that all of such franchisees defaulted on their respective subleases, the Company would be obligated for aggregate lease obligations of approximately $4,112,000. The Company continually evaluates the credit-worthiness of its franchisees in order to determine their ability to continue to perform under their respective subleases. Additionally, in the event that a franchisee defaults under its sublease, the Company has the right to take over operation of the respective location.

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

Results of Operations

For the Three Months Ended March 31, 2004, as Compared to the Comparable Period in 2003

     Net sales for Company-owned stores, including revenues generated by the Company's wholly-owned subsidiary, VisionCare of California, Inc. ("VCC"), a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care, decreased by approximately $103,000, or 4.9%, to $1,987,000 for the three months ended March 31, 2004, as compared to $2,090,000 for the comparable period in 2003. This decrease was primarily due to a decrease in Company-owned store sales due to a lower average number in operation during the same comparable periods, offset, in part, by an increase in membership fees generated by VCC during the three months ended March 31, 2004, as compared to the same period in 2003.

     As of March 31, 2004, there were 168 stores in operation, consisting of 11 Company-owned stores (including 3 Company-owned stores being managed by franchisees) and 157 franchised stores, as compared to 178 stores in operation as of March 31, 2003, consisting of 18 Company-owned stores (including 7 Company-owned stores being managed by franchisees) and 160 franchised stores. On a same store basis (for those stores that the Company will continue to operate as Company-owned stores), comparative net sales decreased by $65,000, or 6.4%, to $961,000 for the three months ended March 31, 2004, as compared to $1,026,000 for the comparable period in 2003. The Company increased advertising promotions in such stores, which led to a decrease in total sales while not affecting profitability.

     Franchise royalties increased by $85,000, or 5.3%, to $1,686,000 for the three months ended March 31, 2004, as compared to $1,601,000 for the comparable period in 2003. This increase was primarily a result of a slight increase in franchise sales for the stores that were open during both of the comparable periods.

     Other franchise related fees (which includes initial franchise fees, renewal fees and fees related to the transfer of store ownership from one franchisee to another) decreased by $127,000, or 70.2%, to $54,000 for the three months ended March 31, 2004, as compared to $181,000 for the comparable period in 2003. This decrease was a direct result of the Company entering into seven new franchise agreements for the three months ended March 31, 2003 compared to two for the comparable period in 2004.

     Interest on franchise notes receivable decreased by $32,000, or 65.3%, to $17,000 for the three months ended March 31, 2004, as compared to $49,000 for the comparable period in 2003. This decrease was primarily due to numerous franchise notes maturing during the past 12 months with only one new note being generated during the three-month period ended March 31, 2004.

     Excluding revenues generated by the Company's wholly-owned subsidiary, VisionCare of California, Inc., the Company's gross profit margin increased by 2.7%, to 74.2%, for the three months ended March 31, 2004, as compared to 71.5% for the comparable period in 2003. This increase was mainly a result of improved inventory management and control, improved purchasing at lower average product costs, and improved discounts obtained from certain of the Company's vendors. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competitive pricing, and promotional incentives.

     Selling, general and administrative expenses decreased by $127,000, or 4.3%, to $2,833,000 for the three months ended March 31, 2004, as compared to $2,960,000 for the comparable period in 2003. This decrease was primarily due to management's continuing plan to reduce administrative expenses, where necessary and feasible, and to close non-profitable Company-owned stores. Included were decreases to salaries and related expenses of $163,000, offset, in part by increases in professional fees of $40,000 and facility and overhead charges of $19,000.

     Interest expense decreased by $45,000, to $16,000, for the three months ended March 31, 2004, as compared to $61,000 for the comparable period in 2003. This decrease was primarily due to the amortization of the discount associated with certain financing, during the entire three months ended March 31, 2003.

Liquidity and Capital Resources

     As of March 31, 2004, the Company had negative working capital of $929,000 and cash on hand of $1,333,000. During the three months ended March 31, 2004, the Company's used $91,000 of cash in its operating activities. This usage was a result of a decrease in accounts payable and accrued liabilities of $762,000, offset, in part, by income from continuing operations of $648,000.

     For the three months ended March 31, 2004, cash flows provided by investing activities were $69,000, as compared to $75,000 for the comparable period in 2003. This was principally due to proceeds received on the Company's franchise notes receivable, offset, in part, by limited capital expenditures.

     For the three months ended March 31, 2004, cash flows used in financing activities were $28,000, principally due to the repayment of the Company's debt and related party borrowings.

     The Company plans to continue to improve its cash flows during 2004 by improving store profitability through increased monitoring of store-by-store operations, continuing to implement reductions of administrative overhead expenses where necessary and feasible, actively supporting development programs for franchisees, and adding new franchised stores to the system. Management believes that with the successful execution of the aforementioned plans to improve cash flows, its existing cash and the collection of outstanding receivables, there will be sufficient liquidity available for the Company to continue in operation through the second quarter of 2005. However, there can be no assurance that the Company will be able to successfully execute the aforementioned plans.

Future Contractual Obligations

     The Company has an employment agreement with one of its key employees, which extends through February 2005. The employment agreement provides for certain base compensation and other miscellaneous benefits. The employment agreement also provides for an incentive bonus based upon the Company's achievement of certain EBITDA targets, as defined. The aggregate future annual base compensation relating to this employment agreement for the years ending December 31, 2004 and 2005 is approximately $282,000 and $33,000, respectively.

     The Company leases locations for both its Company-owned and franchised stores, as well as its executive and administrative offices. The following table shows the Company's minimum future rental payments for Company-owned stores, executive and administrative offices, as well as for stores leased by the Company and subleased to franchisees (in thousands):

                                              -------------------- ----------------- ----------------------
                                                  Total Lease          Sublease           Net Company
                                                  Obligations          Rentals            Obligations
                                              -------------------- ----------------- ----------------------
                                              -------------------- ----------------- ----------------------

           April 1, 2004 - March 31, 2005       $     5,375          $     4,821         $       554
           April 1, 2005 - March 31, 2006             3,409                2,879                 530
           April 1, 2006 - March 31, 2007             2,421                2,056                 365
           April 1, 2007 - March 31, 2008             1,794                1,619                 175
           April 1, 2008 - March 31, 2009             1,334                1,184                 150
                     Thereafter                       2,892                2,597                 295
                                                -----------          -----------         -----------
                                                $    17,225          $    15,156         $     2,069
                                                ===========          ===========         ===========


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

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


Item 4.  Controls and Procedures
--------------------------------

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

     In April 2004, the Company made its final payment under the settlement with Preit-Rubin and the action was dismissed with prejudice.

     In April, the Court of Appeals affirmed, in all respects, the lower court's dismissal of Consumer Cause, Inc.'s action against the Company.

     In April 2004, the Company made its final payment under the settlement with Wells Fargo and the action was dismissed with prejudice.

     In April 2004, General Electric Capital Corporation's ("GECC") action against the Company was settled, the terms of which provide that the Company will pay to GECC the aggregate sum of $85,000, in consideration for GECC's dismissal of the action, with prejudice, and the exchange of mutual general releases.

     In May 2004, the Company reached a settlement, in principal, of Developers Diversified Realty Corporation's ("DDRC") action, which currently contemplates that the Company would pay DDRD the aggregate sum of $120,000 in consideration for DDRD's dismissal of the action, with prejudice, and the exchange of mutual general releases. There can be no assurance, however, that such a settlement will actually be consummated.

     In April 2004, Rubloff Hastings, LLC commenced an action against the Company, in the District Court of Adams County, Nebraska, in which the plaintiff, as the Landlord of the Company's former Sterling Optical store located in Hastings, Nebraska, is seeking, among other things, damages under the Company's lease for the store in the approximate amount of $59,000. The Company believes that it has a meritorious defense to such action. The Company's time to answer the plaintiff's complaint has not yet expired.

     In April 2004, Jean Sundstrom, a franchisee of the Company, commenced an action, in the Wisconsin Circuit Court, Winebago County, against the Company alleging, among other things, that the Company breached certain of its obligations under her franchise agreement. The Company has counterclaims against the plaintiff based upon the plaintiff's alleged breach of such franchise agreement and of certain of the other agreements executed by the plaintiff. The Company believes that it has a meritorious defense to plaintiffs' claims in such action. The Company's time to answer plaintiff's complaint has not yet expired. In addition, the Company commenced, in May 2004, a separate action against plaintiff in the Supreme Court, Nassau County, New York, by expedited procedure, alleging a breach, by plaintiff, of her obligations under certain promissory notes given, by plaintiff, to the Company. The plaintiff's (as defendant in such New York action) time to respond to the Company's action has not yet expired.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
-----------------------------------------------------------------------------

Not applicable.

Item 3. Defaults Upon Senior Securities
---------------------------------------

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

Not applicable.

Item 5. Other Information
-------------------------

Not applicable.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

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

     On April 6, 2004, the Company filed a Report on Form 8-K regarding the issuance of a press release, on April 6, 2004, correcting the press release issued on February 16, 2004 and that it would not be restating its quarterly financials.

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


                                  BY:  /s/ Brian P. Alessi
                                      ----------------------------------
                                       Brian P. Alessi
                                       Corporate Controller and Treasurer
                                       (Principal Accounting Officer)



                                  Dated: May 17, 2004

                                                                    Exhibit 31.1

I, Christopher G. Payan, certify that:

     1. I have reviewed this Form 10-Q of Emerging Vision, Inc.;

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


Date:  May 17, 2004


  /s/ Christopher G. Payan
------------------------------------
Christopher G. Payan
Co-Chief Operating Officer and
Chief Financial Officer
(Co-Principal Executive Officer and
Principal Financial Officer)

                                                                    Exhibit 31.2

I, Myles S. Lewis, certify that:

     1. I have reviewed this Form 10-Q of Emerging Vision, Inc.;

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


Date:  May 17, 2004


  /s/ Myles S. Lewis
----------------------------------
Myles S. Lewis
Co-Chief Operating Officer
(Co-Principal Executive Officer)

                                                                    Exhibit 31.3

I, Samuel Z. Herskowitz, certify that:

     1. I have reviewed this Form 10-Q of Emerging Vision, Inc.;

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


Date:  May 17, 2004


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


     The undersigned hereby certifies, pursuant to, and as required by, 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Emerging Vision, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  May 17, 2004

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


                                               /s/ Myles S. Lewis
                                            --------------------------------
                                            Myles S. Lewis
                                            Co-Chief Operating Officer
                                            (Co-Principal Executive Officer)


                                               /s/ Samuel Z. Herskowitz
                                            --------------------------------
                                            Samuel Z. Herskowitz
                                            Co-Chief Operating Officer
                                            (Co-Principal Executive Officer)




     The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Form 10-Q or as a separate disclosure document.