Form 10-Q
period 2004-06-30
EMERGING VISION INC
filed 2004-08-16
CIK 1002554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark one)
      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the quarterly period ended June 30, 2004

                                       OR

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from _____________ to _____________


          Commission file number: 1-14128


                              EMERGING VISION, INC.
             (Exact name of Registrant as specified in its Charter)


          New York                                        11-3096941
----------------------------                   --------------------------------
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

     As of August 13, 2004, there were 70,323,698 outstanding shares of the Registrant's Common Stock, par value $0.01 per share.

Item 1.  Financial Statements

                     EMERGING VISION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                              June 30,         December 31,
                                                                                                2004              2003
                                                                                            (Unaudited)
                                                                                            -----------        ------------
                                              ASSETS
Current assets:
         Cash and cash equivalents                                                           $  1,091           $  1,383
         Franchise receivables, net of allowance of $808 and $844, respectively                 1,589              1,281
         Other receivables, net of allowance of $73 and $118, respectively                        112                291
         Current portion of franchise notes receivable, net of allowance of $234
            and $241, respectively                                                                357                449
         Inventories, net                                                                         375                392
         Prepaid expenses and other current assets                                                326                389
                                                                                             ---------          ---------
                     Total current assets                                                       3,850              4,185
                                                                                             ---------          ---------

Property and equipment, net                                                                       475                481
Franchise notes and other receivables, net of allowance of $520 and $541, respectively            451                470
Goodwill                                                                                        1,266              1,266
Other assets                                                                                      217                237
                                                                                             ---------          ---------
                     Total assets                                                            $  6,259           $  6,639
                                                                                             =========          =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
         Current portion of long-term debt                                                   $     63           $    207
         Accounts payable and accrued liabilities                                               4,400              5,389
         Payables associated with proxy contest and related litigation                            332                  -
         Accrual for store closings                                                                72                144
         Related party borrowings                                                                  37                 35
                                                                                             ---------          ---------
                     Total current liabilities                                                  4,904              5,775
                                                                                             ---------          ---------

Long-term debt                                                                                    112                143
                                                                                             ---------          ---------
Related party borrowings                                                                          527                546
                                                                                             ---------          ---------
Franchise deposits and other liabilities                                                          689                937
                                                                                             ---------          ---------
Contingencies

Shareholders' equity (deficit):
     Preferred stock, $0.01 par value per share; 5,000,000 shares authorized:
         Senior Convertible Preferred Stock, $100,000 liquidation preference per
         share; 1 share issued and outstanding                                                     74                 74
     Common stock, $0.01 par value per share; 150,000,000 shares authorized;
         70,506,035 and 67,682,087 shares issued, respectively, and 70,323,698
         and 67,499,750 shares outstanding, respectively                                          705               677
     Treasury stock, at cost, 182,337 shares                                                     (204)              (204)
     Additional paid-in capital                                                               126,065            125,987
     Accumulated deficit                                                                     (126,613)          (127,296)
                     Total shareholders' equity (deficit)                                          27               (762)
                                                                                             ---------          ---------
                     Total liabilities and shareholders' equity (deficit)                    $  6,259           $  6,639
                                                                                             =========          =========

     The accompanying notes are an integral part of these consolidated balance sheets.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In Thousands, Except Per Share Data)

                                                                      For the Three Months          For the Six Months
                                                                         Ended June 30,                Ended June 30,
                                                                       2004          2003            2004          2003
                                                                  ---------------------------    ------------------------
  Revenues:
       Net sales                                                     $ 1,830        $ 1,844        $ 3,817       $ 3,934
       Franchise royalties                                             1,715          1,596          3,401         3,197
       Other franchise related fees                                       45             25             99           206
       Interest on franchise notes receivable                             26             44             43            93
       Other income                                                        3             32             27            36
                                                                     --------       --------       --------      --------
            Total revenues                                             3,619          3,541          7,387         7,466
                                                                     --------       --------       --------      --------

  Costs and expenses:
       Cost of sales                                                     221            145            492           468
       Selling, general and administrative expenses                    2,965          2,789          5,798         5,749
       Costs for proxy contest and related litigation                    382              -            382             -
       Interest expense                                                   16             96             32           157
                                                                     --------       --------       --------      --------
            Total costs and expenses                                   3,584          3,030          6,704         6,374
                                                                     --------       --------       --------      --------

  Income from continuing operations before provision for
     income taxes                                                         35            511            683         1,092
  Provision for income taxes                                               -              -              -             -
                                                                     --------       --------       --------      --------
  Income from continuing operations                                       35            511            683         1,092
                                                                     --------       --------       --------      --------

  Income (loss) from discontinued operations                               -              2              -          (220)
                                                                     --------       --------       --------      --------
  Net income                                                         $    35        $   513        $   683       $   872
                                                                     ========       ========       ========      ========

  Per share information - basic and diluted:
       Income from continuing operations                             $  0.00        $  0.01        $  0.01       $  0.02
       Income (loss) from discontinued operations                       0.00           0.00           0.00          0.00
                                                                     --------       --------       --------      --------
           Net income                                                $  0.00        $  0.01        $  0.01       $  0.02
                                                                     ========       ========       ========      ========

  Weighted-average number of common shares outstanding -
         Basic                                                        69,591         72,668         68,618        51,238
                                                                     ========       ========       ========      ========
         Diluted                                                     109,236         79,161        109,716        56,141
                                                                     ========       ========       ========      ========

     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)

                                                                                          For the Six Months Ended June 30,
                                                                                          ----------------- ---------------
                                                                                               2004              2003
                                                                                          ----------------- ---------------
Cash flows from operating activities:
     Income from continuing operations                                                       $   683          $  1,092
        Adjustments to reconcile income from continuing operations to net cash used in operating activities:
            Depreciation and amortization                                                        115               155
            Provision for doubtful accounts                                                       83                35
            Gain on settlement of debt                                                           (27)                -
            Amortization of debt discount                                                          -               103
        Changes in operating assets and liabilities:
                     Franchise and other receivables                                             (46)             (189)
                     Inventories                                                                  17                77
                     Prepaid expenses and other current assets                                    63                56
                     Other assets                                                                 20                36
                     Accounts payable and accrued liabilities                                   (989)             (663)
                     Costs associated with proxy contest and related litigation                  332                 -
                     Franchise deposits and other liabilities                                   (248)             (434)
                     Accrual for store closings                                                  (72)             (611)
                                                                                             --------         ---------
Net cash used in operating activities                                                            (69)             (343)
                                                                                             --------         ---------

Cash flows from investing activities:
     Franchise notes receivable issued                                                          (260)              (10)
     Proceeds from franchise and other notes receivable                                          205               184
     Purchases of property and equipment                                                        (109)              (31)
                                                                                             --------         ---------
Net cash (used in) provided by investing activities                                             (164)              143
                                                                                             --------         ---------
Cash flows from financing activities:
     Proceeds from borrowings                                                                      -               249
     Payments on borrowings                                                                     (165)           (1,360)
     Proceeds from issuance of common stock upon exercise of options and warrants                106                12
     Net proceeds from Rights Offering                                                             -             1,859
                                                                                             --------         ---------
Net cash (used in) provided by financing activities                                              (59)              760
                                                                                             --------         ---------
Net cash (used in) provided by continuing operations                                            (292)              560
                                                                                             --------         ---------
Net cash used in discontinued operations                                                           -               (16)
                                                                                             --------         ---------
Net (decrease) increase in cash and cash equivalents                                            (292)              544
Cash and cash equivalents - beginning of period                                                1,383               664
                                                                                             --------         ---------
Cash and cash equivalents - end of period                                                    $ 1,091          $  1,208
                                                                                             ========         =========

Supplemental disclosures of cash flow information: Cash paid during the period for:
        Interest                                                                             $    15          $     54
                                                                                             ========         =========
        Taxes                                                                                $    40          $     61
                                                                                             ========         =========

     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                     EMERGING VISION, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 3O, 2004
                        (In Thousands, Except Share Data)

                                                                Senior Convertible
                                                                  Preferred Stock            Common Stock
                                                               Shares        Amount        Shares      Amount
                                                               ------        ------     -----------   --------

BALANCE - DECEMBER 31, 2003 (Audited)......................         1      $   74       67,682,087    $   677
Exercise of stock options and warrants.....................         -           -        1,986,510         20
Exercise of warrants issued to Balfour & Goldin............         -           -          837,438          8
Net income.................................................         -           -                -          -
                                                               -------     -------      -----------   --------
BALANCE - JUNE 30, 2004 (Unaudited)./......................         1      $   74       70,506,035    $   705
                                                               =======     =======      ===========   ========


                     EMERGING VISION, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) - (CONTINUED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                        (In Thousands, Except Share Data)

                                                                Treasury Stock,     Additional                   Total
                                                                    at cost          Paid-In   Accumulated    Shareholders'
                                                               Shares      Amount    Capital     Deficit    Equity (Deficit)
                                                               -------      -----     --------   ---------  ----------------
BALANCE - DECEMBER 31, 2003 (Audited)......................    182,337     $(204)     125,987    (127,296)         (762)
Exercise of stock options and warrants.....................          -         -           78           -            98
Exercise of warrants issued to Balfour & Goldin............          -         -            -           -             8
Net income.................................................          -         -            -         683           683
                                                               -------     -----     --------   ---------      --------
BALANCE - JUNE 30, 2004 (Unaudited)........................    182,337     $(204)    $126,065   $(126,613)     $     27
                                                               =======     =====     ========   =========      ========

     The accompanying notes are an integral part of this consolidated statement.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

     The accompanying Consolidated Financial Statements of Emerging Vision, Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with U.S. accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2003. There have been no changes in significant accounting policies since December 31, 2003.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Stock-Based Compensation

     The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results of operations.

     No stock-based compensation cost is reflected in net income for the three and six months ended June 30, 2004, as there was no stock-based compensation issued during these periods. Stock-based compensation cost of approximately $1,000 is reflected in net income for the three and six months ended June 30, 2003 as a result of the grant, on May 30, 2003, of an aggregate of 700,000 stock options to certain of the Company's then directors and executive officers. The following table illustrates the effect on net income and net income per share as if the fair value method had been applied to all outstanding and unvested awards in each period presented:

                                                            Three Months Ended                Six Months Ended
                                                                 June 30,                         June 30,
                                                              (In thousands)                   (In thousands)
                                                    ---------------- ---------------  --------------- ----------------
                                                          2004             2003            2004            2003
                                                    ---------------- ---------------  --------------- ----------------
    Net income - as reported                            $    35          $   513         $   683         $   872
    Deduct: Stock-based compensation expense
       determined under fair value method                   (18)             (61)            (41)           (855)
                                                        --------         --------        --------        --------
    Pro forma net income                                $    17          $   452         $   642         $    17
                                                        ========         ========        ========        ========

    Earnings per share:
           Basic and diluted - as reported              $  0.00          $  0.01         $  0.01         $  0.02
                                                        ========         ========        ========        ========
           Basic and diluted - pro forma                $  0.00          $  0.01         $  0.01         $  0.00
                                                        ========         ========        ========        ========

Revenue Recognition

     The Company charges franchisees a nonrefundable initial franchise fee. Initial franchise fees are recognized at the time all material services required to be provided by the Company have been substantially performed. Continuing franchise royalty fees are based upon a percentage of the gross revenues generated by each franchised location and are recorded as earned, subject to meeting all of the requirements of SEC Staff Accounting Bulletin ("SAB") No. 103, "Update of Codification of Staff Accounting Bulletins," and SAB 104, "Revenue Recognition." SAB 103 superceded SAB 101, "Revenue Recognition in Financial Statements," and replaced it, as well as other previously issued bulletins, with a codified format for the updated information. SAB 104 revised or rescinded portions of the interpretative guidance included in SAB 103.

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


Reclassifications

     Certain reclassifications have been made to prior years' consolidated financial statements to conform to current year presentation.


NOTE 3 - PER SHARE INFORMATION:

     In accordance with SFAS No. 128, "Earnings Per Share", basic net income per common share ("Basic EPS") is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding. Diluted net income per common share ("Diluted EPS") is computed by dividing the net income by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company's Consolidated Statements of Operations. Common stock equivalents totaling 7,874,153 were excluded from the calculation of Diluted EPS for the three and six months ended June 30, 2004, as the exercise prices of the stock options and other convertible securities were greater than the average share price for the three and six months ended June 30, 2004, and, therefore, their inclusion would have been anti-dilutive. Common stock equivalents totaling 9,167,843 were excluded from the calculation for the three and six months ended June 30, 2003, respectively.

     The following table sets forth the computation of basic and diluted per share information:

                                                         For the Three Months Ended        For the Six Months Ended
                                                                  June 30,                         June 30,
                                                               (In thousands)                   (In thousands)
                                                      ---------------- ---------------- --------------- ----------------
                                                           2004             2003             2004            2003
                                                           ----             ----             ----            ----
Numerator:
     Income from continuing operations                  $    35          $   511         $   683          $  1,092
     Income (loss) from discontinued operations               -                2               -              (220)
                                                        --------         --------        --------         ---------
         Net income                                     $    35          $   513         $   683          $    872
                                                        ========         ========        ========         =========

Denominator:
     Weighted average common shares outstanding          69,591           72,668          68,618            51,238
     Dilutive effect of:
       Stock options and warrants                        39,645               36          41,098                28
       Warrants issued in connection with Rights
          Offering                                            -            6,457               -             4,875
                                                        --------         --------        --------         ---------
     Weighted average common shares
       outstanding, assuming dilution                   109,236           79,161         109,716            56,141
                                                        ========         ========        ========         =========

Basic and Diluted Per Share Information:
     Income from continuing operations                  $  0.00          $  0.01         $  0.01          $   0.02
     Income (loss) from discontinued operations            0.00             0.00            0.00              0.00
                                                        --------         --------        --------         ---------
         Net income                                     $  0.00          $  0.01         $  0.01          $   0.02
                                                        ========         ========        ========         =========


NOTE 4 - SHAREHOLDERS' EQUITY:

     On December 31, 2003, 558,292 of the warrants issued to Goldin Associates, L.L.C. ("Goldin") vested as the Company achieved certain earnings targets for the year ended December 31, 2003. On May 20, 2004, Goldin exercised all such warrants.

     On December 31, 2003, 279,146 of the warrants issued to Balfour Investors Incorporated ("Balfour") vested as the Company achieved certain earnings targets for the year ended December 31, 2003. On May 20, 2004, Balfour exercised all such warrants.

     On various dates prior to April 14, 2004, holders of warrants issued in connection with the Company's Rights Offering exercised 1,886,510 warrants at an exercise price of $0.05.

     On May 20, 2004, the Company's Chief Executive Officer exercised 100,000 stock options previously granted to him.


NOTE 5 - ACCRUAL FOR STORE CLOSINGS:

     In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the Company records a liability for a cost associated with an exit or disposal activity when the liability is incurred. As of June 30, 2004, $72,000 remained accrued for store closings on the accompanying Consolidated Balance Sheet. No additional provision was provided during the three or six months ended June 30, 2004.

NOTE 6 - CONTINGENCIES:

Litigation

     In 1999, Apryl Robinson commenced an action in Kentucky against, among others, the Company, seeking an unspecified amount of damages and alleging numerous claims, including fraud and misrepresentation. The claims that are the subject of this action were subsequently tried in an action in New York that resulted in a judgment in favor of the Company, and against Ms. Robinson and Dr. Larry Joel, a co-defendant in such action. Subsequently, Ms. Robinson and Dr. Joel filed for bankruptcy in Kentucky, and received a discharge from the trustee. Presently, there is a motion pending in the U.S. Bankruptcy Court to vacate Dr. Joel's discharge based upon, among other things, fraud on the Bankruptcy Court. A trial on this motion is anticipated to commence in late 2004.

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

     In October 2002, an action was commenced against the Company and its wholly owned subsidiary, Sterling Vision of Eastland, Inc. (the "Tenant"), in the North Carolina General Court of Justice, in which Charlotte Eastland Mall, LLC, as the Landlord of the Tenant's former Sterling Optical Center located in Charlotte, North Carolina, is seeking, among other things, damages against the Company, in the approximate amount of $81,000, under its Limited Guaranty of the Tenant's obligations under the Lease for such Center. In June 2004, the plaintiff withdrew this action without prejudice.

     In November 2002, ADD of North Dakota, ADD of Jamestown, Inc., each former franchisees of the Company, and Aron Dinesen, their principal shareholder, commenced an action against the Company, in the United States District Court, District of North Dakota, Southeastern Division, alleging, among other things, that the Company breached certain of its obligations under each of their respective Franchise Agreements. In response thereto, the defendant asserted counterclaims based upon the defendants alleged breach of each such franchise agreement and of certain of the other agreements executed by the defendants in connection therewith. In August 2004, the Court granted the Company's motion for summary judgment on its counterclaims and for dismissal of the plaintiff's claims. The Company currently is seeking to enforce the judgment.

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

     In October 2003, Developers Diversified Realty Corporation ("DDRC") commenced an action against the Company, in the District Court of the County of Wapello, State of Iowa, in which DDRC, as the Landlord of the Company's former Sterling Optical store located in Ottumwa, Iowa, was seeking, among other things, damages against the Company, in the approximate amount of $200,000, under the lease for such store. In May 2004, this action was settled for the aggregate sum of $120,000 in consideration for DDRC's dismissal of the action, with prejudice, and the exchange of mutual general releases.

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

     In April 2004, Rubloff Hastings, LLC commenced an action against the Company, in the District Court of Adams County, Nebraska, in which the plaintiff, as the Landlord of the Company's former Sterling Optical store located in Hastings, Nebraska, is seeking, among other things, damages under the Company's lease for the store in the approximate amount of $59,000. The Company's time to answer the plaintiff's complaint has expired, and plaintiff has moved to enter a default judgement against the Company. The Company believes that it has a meritorious defense to such motion.

     In April 2004, Jean Sundstrom, a franchisee of the Company, commenced an action, in the Wisconsin Circuit Court, Winebago County, against the Company alleging, among other things, that the Company breached certain of its obligations under her franchise agreement. The Company has counterclaims against the plaintiff based upon the plaintiff's alleged breach of such franchise agreement and of certain of the other agreements executed by the plaintiff. The Company believes that it has a meritorious defense to plaintiffs' claims in such action. As of the date hereof, this action was in the discovery stage. In addition, the Company commenced, in May 2004, a separate action against plaintiff in the Supreme Court, Nassau County, New York, by expedited procedure, alleging a breach, by plaintiff, of her obligations under certain promissory notes given, by plaintiff, to the Company. The plaintiff's (as defendant in such New York action) time to respond to the Company's action has expired, and the Company has moved to enter a default judgment against the plaintiff (as defendant).

     In addition to the foregoing, in the ordinary course of business the Company is a defendant in certain lawsuits alleging various claims incurred, certain of which claims are covered by various insurance policies, subject to certain deductible amounts and maximum policy limits. In the opinion of management, the resolution of these claims should not have a material adverse effect, individually or in the aggregate, upon the Company's business or financial condition. Other than as set forth above, management believes that there are no other legal proceedings, pending or threatened, to which the Company is, or may be, a party, or to which any of its properties are or may be subject to, which, in the opinion of management, will have a material adverse effect on the Company.

     Additionally, with respect to the landlord-tenant actions described herein, the Company has already accounted for the estimated possible costs (including possible judgments) associated with such actions as part of accounts payable and accrued liabilities, and the accrual for store closures as of June 30, 2004.


Guarantees

     As of June 30, 2004, the Company was a guarantor of certain leases of retail optical stores franchised and subleased to its franchisees. In the event that all of such franchisees defaulted on their respective subleases, the Company would be obligated for aggregate lease obligations of approximately $3,851,000. The Company continually evaluates the credit-worthiness of its franchisees in order to determine their ability to continue to perform under their respective subleases. Additionally, in the event that a franchisee defaults under its sublease, the Company has the right to take over operation of the respective location and operate as a Company-owned store as well as implementing other remedies against a franchisee.


NOTE 7 - THE PROXY CONTEST AND RELATED LITIGATION

     In May 2004, Benito R. Fernandez, a former director of the Company, and Horizon Investors Corporation ("Horizons"), a company controlled by Mr. Fernandez, commenced an action in New York Supreme Court against the Company and four of his then fellow directors, which action was removed by the Company to the United States District Court for the Eastern District of New York. In their action, the plaintiffs alleged violations of state law arising the Company's purported failure to provide plaintiffs with a complete and current list of the Company's shareholders, and alleged breaches of fiduciary duty by directors of the Company in connection with the setting of the record date and Annual Meeting.

     On June 2, 2004, Mr. Fernandez, through Horizons, filed a preliminary proxy statement with the SEC in opposition to the Company's director nominees, soliciting proxies in support of a slate of six insurgent director nominees hand-picked by Fernandez. On June 16, 2004, Fernandez amended his preliminary proxy statement to, among other things, exclude one of his original nominees from his slate and ultimately filed a definitive proxy statement with the SEC on June 25, 2004.

     The Company's 2004 Annual Meeting of Shareholders (the "Annual Meeting") was held on July 14, 2004 and, on July 26, 2004, the independent inspectors of election, IVS Associates, Inc., certified the voting results. The Company's nominees received 36,013,976 (approximately 56.6%) of the votes cast for the contested election of directors. There were 63,582,913 (approximately 90.3%) votes cast at the Annual Meeting out of a possible 70,422,217 voting shares. The insurgent nominees of Horizons, the owner of 23,726,531 (approximately 33.7%) shares of the Company, received only 3,796,925 (approximately 6.0% of the total votes cast) additional votes, for a total of 27,523,456 (approximately 43.3%) of the votes cast.

     Accordingly, the Company's director nominees Seymour G. Siegel, Alan Cohen and Harvey Ross have been elected to serve as Class I directors of the Company, for a term of one year expiring in 2005, and Joel L. Gold, Robert Cohen and Christopher G. Payan have been elected as Class II directors of the Company, for a term of two years expiring in 2006.

     On July 28, 2004, the aforementioned action was dismissed by Horizons, without prejudice, on consent.

     During the three months ended June 30, 2004, the Company incurred approximately $382,000 of costs associated with the proxy contest and related litigation, of which, as of June 30, 2004, approximately $332,000 remained due and is included in payables associated with proxy contest and related litigation on the accompanying Consolidated Balance Sheet. Subsequent to June 30, 2004, approximately $105,000 of additional costs in connection with the proxy contest were incurred by the Company.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

     This Report  contains  certain  forward-looking  statements and information relating to the Company that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. When used in this Report, the words "anticipate", "believe", "estimate", "expect", "there can be no assurance", "may", "could", "would", "might", "intends" and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the view of the Company at the date they are made with respect to future events, are not guarantees of future performance and are subject to various risks and uncertainties. These risks and uncertainties may include, among other items: potential conflicts of interest that could occur with certain of our directors; the retention of certain members of our management team; our inability to control the management of our franchised stores; the effects of new state, local and federal regulations that affect the health care industry; insured health plan reimbursement policies and practices with respect to our products and services; our ability to continue to enter favorable arrangements with health care providers; increased competition from other eyewear providers; the general consumer acceptance of refractive laser surgery; product demand and market acceptance risks; the effect of general economic conditions; the impact of competitive products, services and pricing; product development, commercialization and technological difficulties; our ability, or lack thereof, to secure additional equity or debt financing in the future, if necessary, due to the potential lack of liquidity of our common stock; the potential limitation on the use of our net operating loss carry-forwards in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred or could in the future occur; the possibility that we will be unable to successfully execute our business plan; and the outcome of pending and future litigation. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein with the forward-looking statements referred to above. The Company does not intend to update these forward-looking statements for the occurrence of events or developments not within the Company's control.


Results of Operations

For the Three and Six Months Ended June 30, 2004, as Compared to the Comparable Period in 2003
-------------------------------------------------------------------------------

     Net sales for Company-owned stores, including revenues generated by the Company's wholly-owned subsidiary, VisionCare of California, Inc. ("VCC"), a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care, decreased by approximately $14,000, or 0.8%, to $1,830,000 for the three months ended June 30, 2004, as compared to $1,844,000 for the comparable period in 2003, and decreased by approximately $117,000, or 3.0%, to $3,817,000 for the six months ended June 30, 2004, as compared to $3,934,000 for the comparable period in 2003. These decreases were primarily due to a decrease in Company-owned store sales due to a lower average number in operation during the three and six months ended June 30, 2004, offset, in part, by an increase in membership fees generated by VCC during the same comparable period.

     As of June 30, 2004, there were 168 stores in operation, consisting of 10 Company-owned stores (including 2 Company-owned stores being managed by franchisees) and 158 franchised stores, as compared to 171 stores in operation as of June 30, 2003, consisting of 13 Company-owned stores (including 6 Company-owned stores being managed by franchisees) and 158 franchised stores. On a same store basis (for those stores that the Company will continue to operate as Company-owned stores), comparative net sales decreased by $84,000, or 9.0%, to $849,000 for the three months ended June 30, 2004, as compared to $933,000 for the comparable period in 2003, and decreased by $149,000, or 7.6%, to $1,810,000 for the six months ended June 30, 2004, as compared to $1,959,000 for the comparable period in 2003. Management believes that the year-to-date decline was a direct result of generally weak sales levels experienced in the upstate New York market, where the majority of the Company-owned stores are located, combined with the effects of employee turnover in certain of the stores.

     Franchise royalties increased by $119,000, or 7.5%, to $1,715,000 for the three months ended June 30, 2004, as compared to $1,596,000 for the comparable period in 2003, and increased by $204,000, or 6.4%, to $3,401,000 for the six months ended June 30, 2004, as compared to $3,197,000 for the comparable period in 2003. Management believes that these increases were a result of a slight increase in franchise sales for the stores that were open during both of the comparable periods, combined with increased levels of field support to franchisees.

     Other franchise related fees (which includes initial franchise fees, renewal fees and fees related to the transfer of store ownership from one franchisee to another) increased by $20,000, or 80.0%, to $45,000 for the three months ended June 30, 2004, as compared to $25,000 for the comparable period in 2003, and decreased by $107,000, or 51.9%, to $99,000 for the six months ended June 30, 2004, as compared to $206,000 for the comparable period in 2003. The decrease for the six months ended June 30, 2004 was directly attributable to the Company entering into ten new franchise agreements during the six months ended June 30, 2003, as opposed to three new franchise agreements during the comparable period in 2004.

     Interest on franchise notes receivable decreased by $18,000, or 40.9%, to $26,000 for the three months ended June 30, 2004, as compared to $44,000 for the comparable period in 2003, and decreased $50,000, or 53.8%, to $43,000 for the six months ended June 30, 2004, as compared to $93,000 for the comparable period in 2003. These decreases were primarily due to numerous franchise notes maturing during the past 12 months with only three and four new notes, respectively, being generated during the three and six-month periods ended June 30, 2004.

     Excluding revenues generated by the Company's wholly-owned subsidiary, VisionCare of California, Inc., the Company's gross profit margin decreased by 7.8%, to 75.4%, for the three months ended June 30, 2004, as compared to 83.2% for the comparable period in 2003, and decreased by 2.0%, to 74.7% for the six months ended June 30, 2004, as compared to 76.7% for the comparable period in 2003. These decreases were mainly a result of the Company settling liabilities with certain of its vendors at lower amounts than originally anticipated, which had a positive effect on its gross profit margin during the three and six months ended June 30, 2003. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competitive pricing, and promotional incentives.

     Selling, general and administrative expenses increased by $176,000, or 6.3%, to $2,965,000 for the three months ended June 30, 2004, as compared to $2,789,000 for the comparable period in 2003, and increased by $49,000, or 0.9%, to $5,798,000 for the six months ended June 30, 2004, as compared to $5,749,000 for the comparable period in 2003. This was primarily a result of increases in salaries and related expenses of $177,000 and $40,000 for the three and six months ended June 30, 2004, respectively.

     Interest expense decreased by $80,000, to $16,000, for the three months ended June 30, 2004, as compared to $96,000 for the comparable period in 2003, and decreased by $125,000, to $32,000, for the six months ended June 30, 2004, as compared to $157,000 for the comparable period in 2003. These decreases were primarily due to the amortization of the discount associated with certain financing during the three and six months ended June 30, 2003.


Liquidity and Capital Resources

     As of June 30, 2004, the Company had negative working capital of $1,054,000 and had cash on hand of $1,091,000. During the six months ended June 30, 2004, the Company used $69,000 of cash in its operating activities. This usage was a primarily a result of a decrease in accounts payable and accrued liabilities of $989,000, offset, in part, by income from continuing operations of $683,000 and the $332,000 increase in costs associated with the proxy contest and related litigation which the Company anticipates paying in the ensuing quarter.

     For the six months ended June 30, 2004, cash flows used in investing activities were $164,000, principally due to capital expenditures and the issuance of four franchise promissory notes, offset by proceeds received on the Company's franchise notes receivable.

     For the six months ended June 30, 2004, cash flows used in financing activities were $59,000, principally due to the repayment of the Company's debt and related party borrowings, offset by proceeds received from the exercise of stock options and warrants.

     The Company plans to seek to increase its cash flows during 2004 and into 2005 and improve store profitability through increased monitoring of store-by-store operations, continuing to reduce administrative overhead expenses where necessary and feasible, actively supporting development programs for franchisees, and adding new franchised stores to the system. Management believes that with the successful execution of the aforementioned plans to improve cash flows, its existing cash and the collection of outstanding receivables, there will be sufficient liquidity available for the Company to continue in operation for the ensuing twelve-month period. However, there can be no assurance that the Company will be able to successfully execute the aforementioned plans.

Future Contractual Obligations

     The Company has an employment agreement with its Chief Executive Officer, which extends through February 2005. The employment agreement provides for certain base compensation and other miscellaneous benefits. The employment agreement also provides for an incentive bonus based upon the Company's achievement of certain EBITDA targets, as defined. The aggregate future annual base compensation relating to this employment agreement for the year ending December 31, 2004 is approximately $282,000 and for the period January 1, 2005 through February 2005 is approximately $33,000.

     The Company leases locations for both its Company-owned and franchised stores, as well as its executive and administrative offices. The following table shows the Company's minimum future rental payments for Company-owned stores, executive and administrative offices, as well as for stores leased by the Company and subleased to franchisees (in thousands):

                                              -------------------- ----------------- ----------------------
                                                  Total Lease          Sublease           Net Company
                                                  Obligations          Rentals            Obligations
                                              -------------------- ----------------- ----------------------
                                              -------------------- ----------------- ----------------------
            July 1, 2004 - June 30, 2005        $     4,665          $     4,311         $       354
            July 1, 2005 - June 30, 2006              3,258                2,966                 292
            July 1, 2006 - June 30, 2007              2,208                1,983                 225
            July 1, 2007 - June 30, 2008              1,696                1,521                 175
            July 1, 2008 - June 30, 2009              2,328                2,095                 233
                     Thereafter                       1,600                1,443                 157
                                                -----------          -----------         -----------
                                                $    15,755          $    14,319         $     1,436
                                                ===========          ===========         ===========

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


Item 4.  Controls and Procedures
         -----------------------

a)       Evaluation of Disclosure Controls and Procedures

     Based on their evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b)       Changes in Internal Controls

     There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

     In June 2004, Charlotte Eastland Mall, LLC withdrew its action against the Company without prejudice.

     In August 2004, the United States District Court, District of North Dakota, Southeastern Division, granted the Company's motion for summary judgment on its counterclaims against ADD of North Dakota, ADD of Jamestown, Inc., each former franchisees of the Company, and Aron Dinesen, their principal shareholder (collectively, the "Plaintiff") and for dismissal of the Plaintiff's claims against the Company. The Company currently is seeking to enforce the judgment.

     In May 2004, Developers Diversified Realty Corporation's ("DDRC") action against the Company was settled for the aggregate sum of $120,000 in consideration for DDRC's dismissal of the action, with prejudice, and the exchange of mutual general releases.


Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
        ---------------------------------------------------------------------

Not applicable.


Item 3. Defaults Upon Senior Securities
        -------------------------------

Not applicable.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     The following proposal was submitted to the shareholders for approval at the Annual Meeting of Shareholders held on July 14, 2004 at the offices of Greenberg Traurig, LLP, special outside legal counsel to the Company:

     Proposal No. 1: Election of Directors

     The Board nominated six (6) directors for election at the Annual Meeting, including two non-incumbent nominees (Messrs. Harvey Ross and Seymour Siegel), as follows:

     o Dr. Alan Cohen, Mr. Harvey Ross and Mr. Seymour G. Siegel to serve as Class I directors until the 2005 annual meeting of shareholders or until their respective successors have been duly elected and qualified or until their earlier resignation, removal or death, and

     o Dr. Robert Cohen, Mr. Joel L. Gold and Mr. Christopher G. Payan to serve as Class II directors until the 2006 annual meeting of shareholders or until their respective successors have been duly elected and qualified or until their earlier resignation, removal or death.

     The following directors were elected by the votes indicated:

                            For                      Withheld
                            ---                      --------
Class I
-------
Dr. Alan Cohen              35,988,056               63,801
Harvey Ross                 36,013,776               38,081
Seymour G. Siegel           36,013,776               38,081

Class II
--------
Dr. Robert Cohen            35,998,056               53,801
Joel L. Gold                36,013,776               38,081
Christopher G. Payan        36,012,775               39,081

Item 5. Other Information
        -----------------

Not applicable.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

A.    Exhibits

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.    Reports on Form 8-K

     On June 16, 2004, the Company filed a Report on Form 8-K regarding the appointment of Christopher G. Payan as Chief Executive Officer and that Brian Alessi succeeded Christopher G. Payan as Chief Financial Officer. Additionally, the Form 8-K reported that the Company amended and restated its By-Laws, regarding the manner in which shareholder proposals and nominations for directors are made.

     On July 20, 2004, the Company filed a Report on Form 8-K to report the preliminary voting results provided by the Company's independent inspectors of election and that 56.6% of the votes cast at the 2004 Annual Meeting of Shareholders for the contested election of Company directors were cast for the Company's nominees.

     On July 30, 2004, the Company filed a Report on Form 8-K announcing the certified voting results of the independent inspectors of election, IVS Associates, Inc., and that approximately 56.6% of the votes cast at the 2004 Annual Meeting of Shareholders for the contested election of Company directors were cast for the Company's nominees.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     EMERGING VISION, INC.
                                     (Registrant)



                                     BY: /s/ Christopher G. Payan
                                        ----------------------------
                                         Christopher G. Payan,
                                         Chief Executive Officer


                                     BY: /s/ Brian P. Alessi
                                        ----------------------------
                                         Brian P. Alessi
                                         Chief Financial Officer and
                                         Treasurer



                                     Dated: August 16, 2004

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date: August 16, 2004


  /s/ Christopher G. Payan
----------------------------
Christopher G. Payan
Chief Executive Officer

                                                                    Exhibit 31.2

I, Brian P. Alessi, certify that:

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date: August 16, 2004


  /s/ Brian P. Alessi
---------------------------
Brian P. Alessi
Chief Financial Officer

                                                                    Exhibit 32.1



      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     The undersigned hereby certifies, pursuant to, and as required by, 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Emerging Vision, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  August 16, 2004

                                                 /s/ Christopher G. Payan
                                                --------------------------
                                                Christopher G. Payan
                                                Chief Executive Officer


                                                 /s/ Brian P. Alessi
                                                --------------------------
                                                Brian P. Alessi
                                                Chief Financial Officer






     The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Form 10-Q or as a separate disclosure document.