Form 10-Q
period 2004-09-30
EMERGING VISION INC
filed 2004-11-15
CIK 1002554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark one)
      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the quarterly period ended September 30, 2004

                                       OR

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from _____________ to _____________

      Commission file number: 1-14128


                              EMERGING VISION, INC.
             (Exact name of Registrant as specified in its Charter)


         New York                                      11-3096941
----------------------------              --------------------------------------
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

     As of November 8, 2004, there were 70,323,698 outstanding shares of the Registrant's Common Stock, par value $0.01 per share.

Item 1.  Financial Statements

                     EMERGING VISION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                                September 30,      December 31,
                                                                                                     2004              2003
                                                                                                 (Unaudited)
                                                                                                -------------     --------------
                                     ASSETS
Current assets:
         Cash and cash equivalents                                                                $   1,019         $   1,383
         Franchise receivables, net of allowance of $419 and $844, respectively                       1,649             1,281
         Other receivables, net of allowance of $68 and $118, respectively                               88               291
         Current portion of franchise notes receivable, net of allowance of $45 and $241,
              respectively                                                                              370               449
         Inventories, net                                                                               384               392
         Prepaid expenses and other current assets                                                      399               389
                                                                                                  ----------        ----------
                     Total current assets                                                             3,909             4,185
                                                                                                  ----------        ----------

Property and equipment, net                                                                             459               481
Franchise notes and other receivables, net of allowance of $18 and $541, respectively                   383               470
Goodwill                                                                                              1,266             1,266
Other assets                                                                                            208               237
                                                                                                  ----------        ----------
                     Total assets                                                                 $   6,225         $   6,639
                                                                                                  ==========        ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Current portion of long-term debt                                                        $      31         $     207
         Accounts payable and accrued liabilities                                                     4,313             5,389
         Payables associated with proxy contest and related litigation                                  229                 -
         Accrual for store closings                                                                      42               144
         Related party borrowings                                                                        38                35
                                                                                                  ----------        ----------
                     Total current liabilities                                                        4,653             5,775
                                                                                                  ----------        ----------

Long-term debt                                                                                          112               143
                                                                                                  ----------        ----------
Related party borrowings                                                                                517               546
                                                                                                  ----------        ----------
Franchise deposits and other liabilities                                                                682               937
                                                                                                  ----------        ----------
Contingencies


Shareholders' equity:
     Preferred stock, $0.01 par value per share; 5,000,000 shares authorized:
         Senior Convertible Preferred Stock, $100,000 liquidation preference per share;
           1 share issued and outstanding                                                                74                74
     Common stock, $0.01 par value per share; 150,000,000 shares authorized; 70,506,035 and 67,682,087 shares issued, respectively, and 70,323,698 and 67,499,750 shares
       outstanding, respectively                                                                        705               677
     Treasury stock, at cost, 182,337 shares                                                           (204)             (204)
     Additional paid-in capital                                                                     126,070           125,987
     Accumulated deficit                                                                           (126,384)         (127,296)
                                                                                                  ----------        ----------
                                  Total shareholders' equity (deficit)                                  261              (762)
                                                                                                  ----------        ----------
                                  Total liabilities and shareholders' equity                      $   6,225         $   6,639
                                                                                                  ==========        ==========

     The accompanying notes are an integral part of these consolidated balance sheets.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In Thousands, Except Per Share Data)

                                                                   For the Three Months          For the Nine Months
                                                                   Ended September 30,           Ended September 30,
                                                                   2004           2003           2004           2003
                                                                -------------------------      -------------------------
  Revenues:
       Net sales                                                     $  1,898       $  1,881       $  5,715      $  5,698
       Franchise royalties                                              1,639          1,631          5,040         4,828
       Other franchise related fees                                        50             51            149           257
       Interest on franchise notes receivable                              18             33             61           126
       Other income                                                        22             15             49            51
                                                                     ---------      ---------      ---------     ---------
            Total revenues                                              3,627          3,611         11,014        10,960
                                                                     ---------      ---------      ---------     ---------

  Costs and expenses:
       Cost of sales                                                      245            188            737           656
       Selling, general and administrative expenses                     2,973          2,868          8,732         8,500
       Costs for proxy contest and related litigation                     159              -            580             -
       Interest expense                                                    21             12             53           169
                                                                     ---------      ---------      ---------     ---------
            Total costs and expenses                                    3,398          3,068         10,102         9,325
                                                                     ---------      ---------      ---------     ---------

  Income from continuing operations before provision for
     income taxes                                                         229            543            912         1,635
  Provision for income taxes                                                -              -              -             -
                                                                     ---------      ---------      ---------     ---------
  Income from continuing operations                                       229            543            912         1,635
                                                                     ---------      ---------      ---------     ---------

  Income (loss) from discontinued operations                                -             56              -          (164)
                                                                     ---------      ---------      ---------     ---------
  Net income                                                         $    229       $    599       $    912      $  1,471
                                                                     =========      =========      =========     =========

  Per share information - basic and diluted:
       Income from continuing operations                             $   0.00       $   0.01       $   0.01      $   0.02
       Income (loss) from discontinued operations                        0.00           0.00           0.00          0.00
                                                                     ---------      ---------      ---------     ---------
           Net income                                                $   0.00       $   0.01       $   0.01      $   0.02
                                                                     =========      =========      =========     =========

  Weighted-average number of common shares outstanding -
        Basic                                                          70,324         79,914         69,191        60,937
                                                                     =========      =========      =========     =========
        Diluted                                                       113,826        100,593        111,193        70,354
                                                                     =========      =========      =========     =========

     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)

                                                                                            For the Nine Months Ended
                                                                                                  September 30,
                                                                                         ----------------- ---------------
                                                                                               2004             2003
                                                                                         ----------------- ---------------
Cash flows from operating activities:
     Income from continuing operations                                                      $    912          $   1,635
        Adjustments to reconcile income from continuing operations to net cash used in operating activities:
            Depreciation and amortization                                                        165                223
            Stock-based compensation                                                               5                  1
            Provision for doubtful accounts                                                      149                 37
            Gain on settlement of debt                                                           (27)                 -
            Amortization of debt discount                                                          -                103
            Changes in operating assets and liabilities:
                     Franchise and other receivables                                             (43)              (216)
                     Inventories                                                                   8                 87
                     Prepaid expenses and other current assets                                   (10)              (150)
                     Other assets                                                                 29                 35
                     Accounts payable and accrued liabilities                                 (1,076)            (1,065)
                     Payables associated with proxy contest and related litigation               229                  -
                     Franchise deposits and other liabilities                                   (255)              (506)
                     Accrual for store closings                                                 (102)              (772)
                                                                                            ---------         ----------
Net cash used in operating activities                                                            (16)              (588)
                                                                                            ---------         ----------

Cash flows from investing activities:
     Franchise notes receivable issued                                                          (377)               (21)
     Proceeds from franchise and other notes receivable                                          272                490
     Purchases of property and equipment                                                        (143)               (49)
                                                                                            ---------         ----------
Net cash (used in) provided by investing activities                                             (248)               420
                                                                                            ---------         ----------

Cash flows from financing activities:
     Proceeds from borrowings                                                                      -                249
     Payments on borrowings                                                                     (206)            (1,408)
     Proceeds from issuance of common stock upon exercise of options and warrants                106                 18
     Net proceeds from Rights Offering                                                             -              1,859
                                                                                            ---------         ----------
Net cash (used in) provided by financing activities                                             (100)               718
                                                                                            ---------         ----------
Net cash (used in) provided by continuing operations                                            (364)               550
                                                                                            ---------         ----------
Net cash used in discontinued operations                                                           -                (22)
                                                                                            ---------         ----------
Net (decrease) increase in cash and cash equivalents                                            (364)               528
Cash and cash equivalents - beginning of period                                                1,383                664
                                                                                            ---------         ----------
Cash and cash equivalents - end of period                                                   $  1,019          $   1,192
                                                                                            =========         ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
        Interest                                                                            $     29          $      65
                                                                                            =========         ==========
        Taxes                                                                               $     73          $      72
                                                                                            =========         ==========

     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                     EMERGING VISION, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 3O, 2004
                        (In Thousands, Except Share Data)

                                                                Senior Convertible
                                                                  Preferred Stock            Common Stock
                                                               Shares        Amount        Shares      Amount
                                                               ------        ------     -----------   --------

BALANCE - DECEMBER 31, 2003 (Audited)......................         1      $   74       67,682,087    $   677
Exercise of stock options and warrants.....................         -           -        2,823,948         28
Issuance of stock warrants.................................         -           -                -          -
Net income.................................................         -           -                -          -
                                                               -------     -------      -----------   --------
BALANCE - SEPTEMBER 30, 2004 (Unaudited)...................         1      $   74       70,506,035    $   705
                                                               =======     =======      ===========   ========


                     EMERGING VISION, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY - (CONTINUED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                        (In Thousands, Except Share Data)

                                                                Treasury Stock,     Additional                   Total
                                                                    at cost          Paid-In   Accumulated    Shareholders'
                                                               Shares      Amount    Capital     Deficit        Equity
                                                               -------      -----     --------   ---------  ----------------
BALANCE - DECEMBER 31, 2003 (Audited)......................    182,337     $(204)     125,987    (127,296)         (762)
Exercise of stock options and warrants.....................          -         -           78           -           106
Issuance of stock warrants.................................          -         -            5           -             5
Net income.................................................          -         -            -         912           912
                                                               -------     -----     --------   ---------      --------
BALANCE - SEPTEMBER 30, 2004 (Unaudited)...................    182,337     $(204)    $126,070   $(126,384)     $    261
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

     Stock-based compensation cost of approximately $5,000 is reflected in net income for the three and nine months ended September 30, 2004. Stock-based compensation cost of approximately $1,000 is reflected in net income for the three and nine months ended September 30, 2003. The following table illustrates the effect on net income and net income per share as if the fair value method had been applied to all outstanding and unvested awards in each period presented:

                                                            Three Months Ended                Nine Months Ended
                                                               September 30,                    September 30,
                                                              (In thousands)                   (In thousands)
                                                      ---------------- --------------- --------------- ----------------
                                                           2004             2003            2004            2003
                                                           ----             ----            ----            ----
    Net income - as reported                             $  229           $  599           $  912          $ 1,471
    Add: Stock-based compensation expense included
       in reported net income                                 5                -                5                1
    Deduct: Stock-based compensation expense
       determined under fair value method                    (6)              (9)             (47)            (865)
                                                         -------          -------          -------         --------
    Pro forma net income                                 $  228           $  590           $  870          $   607
                                                         =======          =======          =======         ========

    Net income per share:
           Basic and diluted - as reported               $ 0.00           $ 0.01           $ 0.01          $  0.02
                                                         =======          =======          =======         ========
           Basic and diluted - pro forma                 $ 0.00           $ 0.01           $ 0.01          $  0.01
                                                         =======          =======          =======         ========

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


NOTE 3 - PER SHARE INFORMATION:

     In accordance with SFAS No. 128, "Earnings Per Share", basic net income per common share ("Basic EPS") is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding. Diluted net income per common share ("Diluted EPS") is computed by dividing the net income by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company's Consolidated Statements of Operations. Common stock equivalents totaling 7,944,153 were excluded from the calculation of Diluted EPS for the three and nine months ended September 30, 2004, as the exercise prices of the stock options and other convertible securities were greater than the average share price for the three and nine months ended September 30, 2004, and, therefore, their inclusion would have been anti-dilutive. Common stock equivalents totaling 9,062,323 were excluded from the calculation for the three and nine months ended September 30, 2003, respectively.

     The following table sets forth the computation of basic and diluted per share information:

                                                         For the Three Months Ended        For the Nine Months Ended
                                                               September 30,                     September 30,
                                                               (In thousands)                   (In thousands)
                                                      ---------------- ---------------- --------------- ----------------
                                                           2004             2003             2004            2003
                                                           ----             ----             ----            ----
Numerator:
     Income from continuing operations                   $   229          $   543          $   912         $  1,635
     Income (loss) from discontinued operations                -               56                -             (164)
                                                         --------         --------         --------        ---------
         Net income                                      $   229          $   599          $   912         $  1,471
                                                         ========         ========         ========        =========
Denominator:
     Weighted average common shares outstanding           70,324           79,914           69,191           60,937
     Dilutive effect of:
       Stock options and warrants                         43,502              286           42,002               95
       Warrants issued in connection with Rights
         Offering                                              -           20,393                -            9,322
                                                         --------         --------         --------        ---------
Weighted average common shares
  outstanding, assuming dilution                         113,826          100,593          111,193           70,354
                                                         ========         ========         ========        =========

Basic and Diluted Per Share Information:
     Income from continuing operations                   $  0.00          $  0.01          $  0.01         $   0.02
     Income (loss) from discontinued operations             0.00             0.00             0.00             0.00
                                                         --------         --------         --------        ---------
         Net income                                      $  0.00          $  0.01          $  0.01         $   0.02
                                                         ========         ========         ========        =========


NOTE 4 - ACCRUAL FOR STORE CLOSINGS:

     In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the Company records a liability for a cost associated with an exit or disposal activity when the liability is incurred. As of September 30, 2004, $42,000 remained accrued for store closings on the accompanying Consolidated Balance Sheet. No additional provision was provided during the nine months ended September 30, 2004.


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

     In December 2003, Westminster Mall Company commenced an action against the Company and Sterling Vision of Westminster, Inc., the Company's wholly-owned subsidiary, in the District Court of the County of Jefferson, State of Colorado, in which the plaintiff, as the Landlord of the Company's former Sterling Optical store located in Westminster, Colorado, is seeking, among other things, damages against such subsidiary under the lease for such store in the approximate amount of $229,000, and damages against the Company under its guaranty of such lease, in the approximate amount of $110,000. The Landlord was granted a default judgment against such subsidiary, which default judgment was uncontested by such subsidiary. The Company has answered the Landlord's complaint in this action and believes that it has a meritorious defense to such action. As of the date hereof, these proceedings were in the discovery stage.

     In April 2004, Rubloff Hastings, LLC commenced an action against the Company, in the District Court of Adams County, Nebraska, in which the plaintiff, as the Landlord of the Company's former Sterling Optical store located in Hastings, Nebraska, was seeking, among other things, damages under the Company's lease for the store in the approximate amount of $59,000. In November 2004, the Company settled this action with the Landlord, the terms of which provide that the Company pay, to the Landlord, the aggregate sum of

$40,000, payable in three consecutive installments, in consideration for Landlord's dismissal of the action, with prejudice, and the exchange of mutual general releases.

     In April 2004, Jean Sundstrom, a franchisee of the Company, commenced an action, in the Wisconsin Circuit Court, Winebago County, which action was later removed, on a motion by the Company, to the United States District Court, Eastern District of Wisconsin, against the Company alleging, among other things, that the Company breached certain of its obligations under her franchise agreement. The Company has counterclaims against the plaintiff based upon the plaintiff's alleged breach of such franchise agreement and of certain of the other agreements executed by the plaintiff. The Company believed that it had a meritorious defense to plaintiffs' claims in such action. On November 2, 2004, the Court granted the Company's motion to dismiss the action. In addition, the Company commenced, in May 2004, a separate action against plaintiff in the Supreme Court, Nassau County, New York, by expedited procedure, alleging a breach, by plaintiff, of her obligations under certain promissory notes given, by plaintiff, to the Company. In October 2004, the Court granted the Company's motion to enter a default judgment against plaintiff (as defendant in such New York action) on all of the Company's claims raised in such action.

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

Additionally, with respect to the landlord-tenant actions described herein, the Company has already accounted for the estimated possible costs (including possible judgments) associated with such acions as part of accounts payable and accrued liabilities and the accrual for store closings as of September 30, 2004.


Guarantees

     As of September 30, 2004, the Company was a guarantor of certain leases of retail optical stores franchised and subleased to its franchisees. In the event that all of such franchisees defaulted on their respective subleases, the Company would be obligated for aggregate lease obligations of approximately $4,292,000. The Company continually evaluates the credit-worthiness of its franchisees in order to determine their ability to continue to perform under their respective subleases. Additionally, in the event that a franchisee defaults under its sublease, the Company has the right to take over operation of the respective location and operate as a Company-owned store as well as implementing other remedies against a franchisee.


NOTE 6 - THE PROXY CONTEST AND RELATED LITIGATION

     In May 2004, Benito R. Fernandez, a former director of the Company, and Horizons Investors Corporation ("Horizons"), a company controlled by Mr. Fernandez, commenced an action in New York Supreme Court against the Company and four of his then fellow directors, which action was removed by the Company to the United States District Court for the Eastern District of New York. In their action, the plaintiffs alleged violations of state law arising the Company's purported failure to provide plaintiffs with a complete and current list of the Company's shareholders, and alleged breaches of fiduciary duty by directors of the Company in connection with the setting of the record date and Annual Meeting.

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

     During the three and nine months ended September 30, 2004, the Company incurred approximately $159,000 and $580,000, respectively, of costs associated with the proxy contest and related litigation, of which, as of September 30, 2004, approximately $229,000 remained due and is included in payables associated with proxy contest and related litigation on the accompanying Consolidated Balance Sheet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

     This Report  contains  certain  forward-looking  statements and information relating to the Company that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. When used in this Report, the words "anticipate", "believe", "estimate", "expect", "there can be no assurance", "may", "could", "would", "might", "intends" and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the view of the Company at the date they are made with respect to future events, are not guarantees of future performance and are subject to various risks and uncertainties. These risks and uncertainties may include, among other items: potential conflicts of interest that could occur with certain of our directors; the retention of certain members of our management team; our inability to control the management of our franchised stores; the effects of new federal, state and local regulations that affect the health care industry; insured health plan reimbursement policies and practices with respect to our products and services; our ability to continue to enter favorable arrangements with health care providers; increased competition from other eyewear providers; the general consumer acceptance of refractive laser surgery; product demand and market acceptance risks; the effect of general economic conditions; the impact of competitive products, services and pricing; product development, commercialization and technological difficulties; our ability, or lack thereof, to secure additional equity or debt financing in the future, if necessary, due to the potential lack of liquidity of our common stock; the potential limitation on the use of our net operating loss carry-forwards in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred or could in the future occur; the possibility that we will be unable to successfully execute our business plan; and the outcome of pending and future litigation. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein with the forward-looking statements referred to above. The Company does not intend to update these forward-looking statements for the occurrence of events or developments not within the Company's control.

Results of Operations

For the Three and Nine Months Ended September 30, 2004, as Compared to the
--------------------------------------------------------------------------
Comparable Period in 2003
-------------------------

     Net sales for Company-owned stores, including revenues generated by the Company's wholly-owned subsidiary, VisionCare of California, Inc. ("VCC"), a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care, increased by approximately $17,000, or 0.9%, to $1,898,000 for the three months ended September 30, 2004, as compared to $1,881,000 for the comparable period in 2003, and increased by approximately $17,000, or 0.3%, to $5,715,000 for the nine months ended September 30, 2004, as compared to $5,698,000 for the comparable period in 2003. These increases were primarily due to an increase in membership fees generated by VCC during the three and nine months ended September 30, 2004, offset, in part, by a decrease in Company-owned store sales primarily due to a lower average number of stores in operation during the same comparable period.

     As of September 30, 2004, there were 165 stores in operation, consisting of 11 Company-owned stores (including 2 Company-owned stores being managed by franchisees) and 154 franchised stores, as compared to 172 stores in operation as of September 30, 2003, consisting of 13 Company-owned stores (including 6 Company-owned stores being managed by franchisees) and 159 franchised stores. On a same store basis (for those stores that the Company continues to operate as Company-owned stores), comparative net sales decreased by $55,000, or 6.1%, to $854,000 for the three months ended September 30, 2004, as compared to $909,000 for the comparable period in 2003, and decreased by $205,000, or 7.1%, to $2,664,000 for the nine months ended September 30, 2004, as compared to $2,869,000 for the comparable period in 2003. Management believes that the year-to-date decline was a direct result of generally weak sales levels experienced in the upstate New York market, where the majority of the Company-owned stores are located, combined with the effects of employee turnover in certain of the stores.

     Franchise royalties increased by $8,000, or 0.5%, to $1,639,000 for the three months ended September 30, 2004, as compared to $1,631,000 for the comparable period in 2003, and increased by $212,000, or 4.4%, to $5,040,000 for the nine months ended September 30, 2004, as compared to $4,828,000 for the comparable period in 2003. Management believes that these increases were a result of a slight increase in franchise sales for the stores that were open during both of the comparable periods, combined with increased levels of field support to franchisees.

     Other franchise related fees (which includes initial franchise fees, renewal fees and fees related to the transfer of store ownership from one franchisee to another) decreased by $1,000, or 2.0%, to $50,000 for the three months ended September 30, 2004, as compared to $51,000 for the comparable period in 2003, and decreased by $108,000, or 42.0%, to $149,000 for the nine months ended September 30, 2004, as compared to $257,000 for the comparable period in 2003. The decrease for the nine months ended September 30, 2004 was directly attributable to the Company entering into thirteen new franchise agreements during the nine months ended September 30, 2003, as opposed to five new franchise agreements during the comparable period in 2004.

     Interest on franchise notes receivable decreased by $15,000, or 45.5%, to $18,000 for the three months ended September 30, 2004, as compared to $33,000 for the comparable period in 2003, and decreased $65,000, or 51.6%, to $61,000 for the nine months ended September 30, 2004, as compared to $126,000 for the comparable period in 2003. These decreases were primarily due to numerous franchise notes maturing during the past 12 months with only three and seven new notes, respectively, being generated during the three and nine month periods ended September 30, 2004.

     Excluding revenues generated by VCC, the Company's gross profit margin decreased by 7.1%, to 70.3%, for the three months ended September 30, 2004, as compared to 77.4% for the comparable period in 2003, and decreased by 5.9%, to 71.0% for the nine months ended September 30, 2004, as compared to 76.9% for the comparable period in 2003. These decreases were mainly a result of the fact that in 2003, the Company settled liabilities with certain of its vendors at lower amounts than originally anticipated, which had a positive effect on its gross profit margin during the three and nine months ended September 30, 2003. No such settlements occurred in 2004. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competitive pricing, and promotional incentives.

     Selling, general and administrative expenses increased by $105,000, or 3.7%, to $2,973,000 for the three months ended September 30, 2004, as compared to $2,868,000 for the comparable period in 2003, and increased by $232,000, or 2.7%, to $8,732,000 for the nine months ended September 30, 2004, as compared to $8,500,000 for the comparable period in 2003. This was primarily a result of increases in salaries and related expenses of $96,000 and $252,000 for the three and nine months ended September 30, 2004, respectively.

     Interest expense increased by $9,000, to $21,000, for the three months ended September 30, 2004, as compared to $12,000 for the comparable period in 2003, and decreased by $116,000, to $53,000, for the nine months ended September 30, 2004, as compared to $169,000 for the comparable period in 2003. The decrease was primarily due to the amortization of the discount associated with certain financing during the three and nine months ended September 30, 2003.


Liquidity and Capital Resources

     As of September 30, 2004, the Company had negative working capital of $744,000 and had cash on hand of $1,019,000. During the nine months ended September 30, 2004, the Company used $16,000 of cash in its operating activities. This usage was a primarily a result of a decrease in accounts payable and accrued liabilities of $1,076,000, offset, in part, by income from continuing operations of $912,000.

     For the nine months ended September 30, 2004, cash flows used in investing activities were $248,000, principally due to capital expenditures and the issuance of seven franchise promissory notes, offset by proceeds received on the Company's franchise notes receivable.

     For the nine months ended September 30, 2004, cash flows used in financing activities were $100,000, principally due to the repayment of the Company's debt and related party borrowings, offset by proceeds received from the exercise of stock options and warrants.

     The Company plans to increase its cash flows during the remainder of 2004 and into 2005 and improve store profitability through increased monitoring of store-by-store operations, continuing to reduce administrative overhead expenses where necessary and feasible, actively supporting development programs for franchisees, and adding new franchised stores to the system. Management believes that with the successful execution of the aforementioned plans to improve cash flows, its existing cash and the collection of outstanding receivables, there will be sufficient liquidity available for the Company to continue in operation for the ensuing twelve-month period. However, there can be no assurance that the Company will be able to successfully execute the aforementioned plans.


Future Contractual Obligations

     The Company has an employment agreement with its Chief Executive Officer, which extends through February 2005. The employment agreement provides for certain base compensation and other miscellaneous benefits. The employment agreement also provides for an incentive bonus based upon the Company's achievement of certain EBITDA targets, as defined. The aggregate future annual base compensation relating to this employment agreement for the quarter ending December 31, 2004 is approximately $78,000 and for the period January 1, 2005 through February 2005 is approximately $33,000.

     The Company leases locations for both its Company-owned and franchised stores, as well as its executive and administrative offices. The following table shows the Company's minimum future rental payments for Company-owned stores, executive and administrative offices, as well as for stores leased by the Company and subleased to franchisees (in thousands):

                                                    ------------------- ----------------- ----------------------
                                                       Total Lease          Sublease           Net Company
                                                       Obligations          Rentals            Obligations
                                                    ------------------- ----------------- ----------------------
           October 1, 2004 - September 30, 2005       $     4,967         $     4,514         $       453
           October 1, 2005 - September 30, 2006             3,151               2,833                 318
           October 1, 2006 - September 30, 2007             2,149               1,931                 218
           October 1, 2007 - September 30, 2008             1,618               1,455                 163
           October 1, 2008 - September 30, 2009             2,673               2,399                 274
                        Thereafter                            767                 688                  79
                                                      ------------        ------------        ------------
                                                      $    15,325         $    13,820         $     1,505
                                                      ============        ============        ============

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

     In November 2004, Rubloff Hastings, LLC's action against the Company was settled for the aggregate sum of $40,000, in consideration for Landlord's dismissal of the action, with prejudice, and the exchange of mutual general releases.

     In November 2004, the United States District Court, Eastern District of Wisconsin granted the Company's motion to dismiss the action commenced by Jean Sundstrom, a franchisee of the Company, where such franchisee alleged, among other things, that the Company breached certain of its obligations under her franchise agreement. In October 2004, the Supreme Court, Nassau County, New York granted the Company's motion to enter a default judgment against such franchisee (as defendant in such New York action) on breach of her obligations under certain promissory notes.

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


                                   EMERGING VISION, INC.
                                       (Registrant)



                                   BY: /s/ Christopher G. Payan
                                      -----------------------------------
                                       Christopher G. Payan
                                       Chief Executive Officer


                                   BY: /s/ Brian P. Alessi
                                      -----------------------------------
                                       Brian P. Alessi
                                       Chief Financial Officer and Treasurer



                                       Dated: November 12, 2004

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


Date:  November 12, 2004


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


Date:  November 12, 2004


  /s/ Brian P. Alessi
--------------------------------
Brian P. Alessi
Chief Financial Officer

                                                                    Exhibit 32.1


      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     The undersigned hereby certifies, pursuant to, and as required by, 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Emerging Vision, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  November 12, 2004

                                               /s/ Christopher G. Payan
                                              ------------------------------
                                               Christopher G. Payan
                                               Chief Executive Officer


                                               /s/ Brian P. Alessi
                                              ------------------------------
                                               Brian P. Alessi
                                               Chief Financial Officer



     The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Form 10-Q or as a separate disclosure document.