Form 10-K
period 2004-12-31
EMERGING VISION INC
filed 2005-04-04
CIK 1002554

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Yes                 No

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

Yes                 No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2004, was $10,081,337.

Number of shares outstanding as of March 29, 2005:

70,323,698 shares of Common Stock, par value $0.01 per share

Documents incorporated by reference:    None

Part I

Item 1.    Business

GENERAL

Emerging Vision, Inc. (the "Registrant" and, together with its subsidiaries, hereinafter the "Company" or "Emerging") is one of the largest chains of retail optical stores and one of the largest franchise optical chains in the United States, based upon management's beliefs, domestic sales and the number of locations of Company-owned and franchised stores (collectively referred to hereinafter as "Sterling Stores"). The Registrant was incorporated under the laws of the State of New York in January 1992 and, in July 1992, purchased substantially all of the assets of Sterling Optical Corp., a New York corporation then a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code.

STORE OPERATIONS

The Company and its franchisees operate retail optical stores under the trade names "Sterling Optical," "Site For Sore Eyes," "Duling Optical" and "Singer Specs," although most stores (other than the Company's Site for Sore Eyes stores located in Northern California) operate under the name "Sterling Optical." The Company also operates VisionCare of California, Inc. ("VCC"), a specialized health care maintenance organization licensed by the State of California, Department of Managed Health Care, which employs licensed optometrists who render services in offices located immediately adjacent to, or within, most Sterling Stores located in California.

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

As of December 31, 2004, there were 165 Sterling Stores in operation, consisting of 11 Company-owned stores (two of which were being managed by franchisees) and 154 franchised stores. Sterling Stores are located in 17 states, the District of Columbia, Canada and the U.S. Virgin Islands.

The following chart sets forth the breakdown of Sterling Stores in operation as of December 31, 2004 and 2003:

	December 31,
	2004(*)	2003
I. COMPANY-OWNED STORES:
Company-owned stores	9	9
Company-owned stores managed by franchisees	2	5
Total	11	14

(*)	Existing store locations: California (1), New York (7), North Dakota (1), and Wisconsin (2).

II. FRANCHISED STORES:
Franchised stores	154	158

(*)	Existing store locations: California (40), Delaware (6), Florida (1), Illinois (1), Maryland (14), Massachusetts (1), Montana (1), Nevada (1), New Jersey (7), New York (41), North Dakota (3), Ontario, Canada (2), Pennsylvania (13), South Dakota (1), Texas (1),Virginia (8), Washington, D.C. (2), West Virginia (1), Wisconsin (8) and the U.S. Virgin Islands (2).

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

Franchise Agreements.    Each franchisee enters into a franchise agreement (the "Franchise Agreement") with the Company, the material terms of which are as follows:

a.	Term. Generally, the term of each Franchise Agreement is ten years and, subject to certain conditions, is renewable at the option of the franchisee.

b.	Initial Fees. Generally, franchisees (except for any franchisees converting their existing retail optical store to a Sterling Store (a "Converted Store"), and those entering into agreements for more than one location) must pay the Company a non-recurring, initial franchise fee of $20,000. The Company charges each franchisee of a Converted Store a non-recurring, initial franchise fee of $10,000 per location. For each franchisee entering into agreements for more than one location, the Company charges a non-recurring, initial franchise fee of $15,000 for the second location, and $10,000 for each location in excess of two.

c.	Ongoing Royalties. Franchisees are obligated to pay the Company ongoing royalties in an amount equal to a percentage (generally 8%) of the gross revenues generated by their Sterling Store. Franchisees of Converted Stores, however, pay ongoing royalties, on their store's historical average base sales, at reduced rates increasing (in most cases) from 2% to 6% for the first three years of the term of the Franchise Agreement. In addition, most of the Franchise Agreements acquired by the Company from Singer Specs, Inc. (the "Singer Franchise Agreements") provide for ongoing royalties calculated at 7% of gross revenues. Franchise Agreements entered into prior to January 1994 provide for the payment of ongoing royalties on a monthly basis, while those entered into after January 1994 provide for their payment on a weekly basis, in each case, based upon the gross revenues for the preceding period. Gross revenues generally include all revenues generated from the operation of the Sterling Store in question, excluding refunds to customers, sales taxes, a limited amount of bad debts and, to the extent required by state law, fees charged by independent optometrists.

d.	Advertising Fund Contributions. Most franchisees must make ongoing contributions to an advertising fund (the "Advertising Fund") equal to a percentage of their store's gross revenues. Except for the Singer Franchise Agreements, which generally provide for contributions equal to 7% of gross revenues, for Franchise Agreements entered into prior to August 1993, the rate of contribution is generally 4% of the store's gross revenues, while Franchise Agreements entered into after August 1993 generally provide for contributions equal to 6% of the store's gross revenues. Generally, 50% of these funds are expended at the direction of each individual franchisee (for the particular Sterling Store in question), with the balance being expended on joint advertising campaigns for all franchisees located within specific geographic areas.

e.	Termination. Franchise Agreements may be terminated if a franchisee has defaulted on its payment of monies due to the Company, or in its performance of the other terms and conditions of the Franchise Agreement. During 2004, the assets of (as well as possession of) two franchised stores were reacquired by the Company. Substantially all of the assets located in such stores were voluntarily surrendered and transferred back to the Company in connection with the termination of the related Franchise Agreements. In such instances, it is generally the Company's intention to re-convey the assets of such a store to a new franchisee, requiring the new franchisee to enter into the Company's then current form of Franchise Agreement.

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

The Company believes that the principal competitive factors in the retail optical business are convenience of location, on-site availability of professional eye examinations, rapid service, quality and consistency of product and service, price, product warranties, a broad selection of merchandise, the participation in third-party managed care provider programs and the general consumer acceptance of refractive laser surgery. The Company believes that it competes favorably in each of these areas, except in regards to laser surgery as the Company discontinued the operations of its laser vision correction centers.

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

The Company must comply with the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which governs our participation in managed care programs. We also must comply with the privacy regulations under HIPAA, which went into effect in April 2003. In addition, all states have passed laws that govern or affect our arrangements with the optometrists who practice in our vision centers. Some states, such as California, have particularly extensive and burdensome requirements that affect the way we do business. In California, optometrists who practice adjacent to our retail locations are providers to, and subtenants of, a subsidiary, which is licensed as a single-service HMO.

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

EMPLOYEES

As of March 29, 2005, the Company employed approximately 124 individuals, of which approximately 80% were employed on a full-time basis. No employees are covered by any collective bargaining agreement. The Company considers its labor relations with its associates to be in good standing and has not experienced any interruption of its operations due to disagreements. The Company is in the process of negotiating employment agreements with its key executives.

Item 2.    Properties

The Company's headquarters, consisting of approximately 7,000 square feet, are located in an office building situated at 100 Quentin Roosevelt Boulevard, Garden City, New York 11530, under a sublease that expires in November 2006. This facility houses the Company's principal executive and administrative offices.

VCC's headquarters, consisting of approximately 1,200 square feet, are located in an office building situated at 9663 Tierre Grande Street, Suite 203, San Diego, CA 92126, under a lease that expires on March 31, 2005. VCC is currently negotiating the terms of a one-year lease extension.

The Company leases the space occupied by all of its Company-owned Sterling Stores and certain of its franchised Sterling Stores. The remaining leases for its franchised Sterling Stores are held in the names of the respective franchisees, of which the Company holds a collateral assignment on certain of those leases.

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

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote by the Company's shareholders during the fourth quarter ended December 31, 2004.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Registrant's Common Stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board under the trading symbol "ISEE". Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The range of the high and low closing bid prices for the Registrant's Common Stock for each quarterly period of the last two years, is as follows:

	2004		2003
Quarter Ended:	High	Low	High	Low
March 31	$0.19	$0.09	$0.13	$0.04
June 30	$0.17	$0.08	$0.09	$0.04
September 30	$0.20	$0.13	$0.17	$0.06
December 31	$0.19	$0.13	$0.25	$0.09

The approximate number of shareholders of record of the Company's Common Stock as of March 11, 2005 was 302.

There was one shareholder of record of the Company's Senior Convertible Preferred Stock as of March 29, 2005.

Historically, the Company has not paid dividends on its Common Stock, and has no intention to pay dividends on its Common Stock in the foreseeable future. It is the present policy of the Registrant's Board of Directors to retain earnings, if any, to finance the Company's future operations and growth.

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

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The following Selected Financial Data has been derived from the audited consolidated financial statements of the Company and should be read in conjunction with those statements, which are included in this Report. The consolidated financial statements were audited by Arthur Andersen LLP, independent public accountants, with respect to the years ended December 31, 2001 and 2000. The consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 were audited by Miller Ellin & Company LLP, independent public accountants.

	(In thousands, except for per share data)
	Year Ended December 31,
Statement of Operations Data:	2004		2003	2002	2001	2000
System-wide sales (1)	$92,534		$93,731	$105,726	$126,277	$130,382
Total revenues	$14,484		$14,546	$18,703	$22,341	$24,665
Income (loss) from continuing operations	$884		$(2,948)	$(4,721)	$(5,088)	$(14,628)
(Loss) income from discontinued operations	$—		$(19)	$74	$1,312	$(15,533)
Loss on disposal of discontinued operations	$—		$—	$—	$—	$(8,831)
Net income (loss)	$884		$(2,967)	$(4,647)	$(3,776)	$(38,992)
Per Share Information – basic and diluted
Income (loss) from continuing operations	$0.01		$(0.05)	$(0.17)	$(0.19)	$(2.04)
(Loss) income from discontinued operations	$—		$—	$0.01	$0.05	$(0.66)
Loss on disposal of discontinued operations	$—		$—	$—	$—	$(0.37)
Net income (loss) per share	$0.01		$(0.05)	$(0.16)	$(0.14)	$(3.07)
Weighted-average common shares outstanding:
Basic	69,475		56,507	28,641	26,409	23,627
Diluted	113,696		56,507	28,641	26,409	23,627
Balance Sheet Data:
Working capital deficit	$(603)		$(1,590)	$(4,632)	$(1,011)	$(3,987)
Total assets	5,989		6,639	6,650	11,057	22,531
Total debt	658		931	1,494	1,299	754
Other Data:
EBITDA (2)	1,388	(a)	2,220	(3,897)	(3,400)	(12,592)

Quarterly Data:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2004	2003	2004	2003	2004	2003	2004	2003
Net revenues	$3,768	$3,894	$3,619	$3,530	$3,627	$3,628	$3,470	$3,494
Net income (loss) from continuing operations	$648	$581	$35	$511	$229	$543	$(28)	$(4,583)
(Loss) income from discontinued operations	$—	$(222)	$—	$2	$—	$56	$—	$145
Net income (loss)	$648	$359	$35	$513	$229	$599	$(28)	$(4,438)
EBITDA (2)	$717	$718	$112	$722	$319	$588	$240	$192

Sterling Store Data:

	(In thousands, except for number of stores) Year Ended December 31,
	2004	2003	2002	2001	2000
Company-owned stores bought, opened or reacquired	2	3	4	15	3
Company-owned stores sold or closed	(2)	(9)	(14)	(10)	(13)
Company-owned stores at end of period	9	9	15	25	20
Company-owned stores being managed by Franchisees at end of period	2	5	8	9	12
Franchised stores being managed by Company at end of period	—	—	—	1	3
Franchised stores at end of period	154	158	159	169	201
Average sales per store (3):
Company-owned stores	$467	$408	$394	$434	$453
Franchised stores	$545	$545	$591	$564	$546
Average franchise royalties per franchised store (3)	$42	$40	$47	$43	$42

(1)	System-wide sales represent combined retail sales generated by Company-owned and franchised stores, as well as revenues generated by VCC.

(2)	EBITDA is calculated as net earnings before interest, taxes, depreciation and amortization, and extraordinary items, and excludes non-cash charges related to equity securities (see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Use of Non-GAAP Financial Measures"). The following is a reconciliation of net income to EBITDA (amounts in thousands):

a)	The 2004 calculation of EBITDA does not include an add-back of $581,000 of costs incurred in connection with the proxy contest and related litigation. Had these costs not been incurred, the Company would have had an adjusted EBITDA of $1,970,000.

Reconciliation of Non-GAAP Financial Measure

This table includes the reconciliation of net income (loss) from continuing operations to EBITDA for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
Net income (loss) from continuing operations	$884	$(2,948)	$(4,647)
Add back:
Interest expense	59	197	207
Taxes	75	57	54
Non-cash equity charges	143	4,636	—
Depreciation and amortization	227	278	489
EBITDA	$1,388	$2,220	$(3,897)

(3)	Average sales per store and average franchise royalties per franchised store are computed based upon the weighted-average number of Company-owned and franchised stores in operation, respectively, for each of the specified periods. For periods of less than a year, the averages have been annualized.

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

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Net sales for Company-owned stores, including revenues generated by VCC decreased by $88,000, or 1.2%, to $7,525,000 for the year ended December 31, 2004, as compared to $7,613,000 for the comparable period in 2003. The decrease in net sales was a direct result of a decrease in Company-owned store sales primarily due to a lower average number of stores over the course of the full fiscal year during the comparable periods, offset by an increase in membership fees generated by VCC. On a same store basis (for stores that operated as a Company-owned store during the entirety of both of the years ended December 31, 2004 and 2003), comparative net sales decreased by $99,000, or 2.8%, to $3,437,000 for the year ended December 31, 2004, as compared to $3,536,000 for the comparable period in 2003. Management believes that this decrease was a direct result of generally weak sales levels experienced in the upstate New York market, where the majority of the Company-owned stores are located, combined with the effects of employee turnover in certain of the stores.

Franchise royalties increased by $163,000, or 2.5%, to $6,588,000 for the year ended December 31, 2004, as compared to $6,425,000 for the comparable period in 2003. Management believes this increase was a result of a slight increase in franchise sales for the stores that were open during both of the comparable periods, increased levels of field support to franchisees and the success of the Company's audits of franchise locations, which generated additional revenues.

Other franchise related fees (which includes initial franchise fees, renewal fees and fees related to the transfer of store ownership from one franchisee to another) decreased by $86,000, or 30.0%, to $201,000 for the year ended December 31, 2004, as compared to $287,000 for the comparable period in 2003. This decrease was primarily attributable to the Company entering into fourteen new franchise agreements during the year ended December 31, 2003, as opposed to five new franchise agreements during the comparable period in 2004.

Interest on franchise notes receivable decreased by $63,000, or 41.7%, to $88,000 for the year ended December 31, 2004, as compared to $151,000 for the comparable period in 2003. This decrease was primarily due to numerous franchise notes maturing during the past 12 months, offset, in part, by three new interest-bearing notes being generated during 2004.

Excluding revenues generated by VCC and exam fee income generated by the Company stores, the Company's gross profit margin decreased by 5.5%, to 71.1% for the year ended December 31, 2004, as compared to 76.6% for the comparable period in 2003. This decrease was mainly a result of the fact that, in 2003, the Company settled liabilities with certain of its vendors at lower amounts than originally anticipated, which had a positive effect on its gross profit margin during the year ended December 31, 2003. No such settlements occurred in 2004. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competitive pricing, and promotional incentives, among other things.

Selling, general and administrative expenses increased by $46,000, or 0.4%, to $11,853,000 for the year ended December 31, 2004, as compared to $11,807,000 for the comparable period in 2003. This increase was a result of increases in facility and other overhead charges of $121,000 and increases in professional fees of $46,000, offset, in part, by decreases in salaries and related expenses of $61,000. Additionally, during 2003, the Company incurred approximately $140,000 of costs related to an unsolicited offer to acquire all the outstanding Capital Stock of the Company. No such costs were incurred during 2004.

Interest expense decreased by $138,000, or 70.1%, to $59,000, for the year ended December 31, 2004, as compared to $197,000 for the comparable period in 2003. The decrease was primarily due to the amortization of the discount associated with certain financing during 2003.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

Net sales for Company-owned stores, including revenues generated by VCC, a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care, decreased by $3,571,000, or 31.9%, to $7,613,000 for the year ended December 31, 2003, as compared to $11,184,000 for the comparable period in 2002. The decrease in net sales was a direct result of management's commitment to continue to close non-profitable Company-owned stores. There were 9 stores being operated by the Company as of December 31, 2003 compared to 15 stores as of December 31, 2002. On a same store basis (for stores that operated as a Company-owned store during the entirety of both of the years ended December 31, 2003 and 2002), comparative net sales decreased by $179,000, or 4.8%, to $3,536,000 for the year ended December 31, 2003, as compared to $3,715,000 for the comparable period in 2002. Management believes this decrease was primarily a result of the struggling U.S. economy.

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

Excluding revenues generated by VCC, the Company's gross profit margin decreased by 0.4%, to 76.6% for the year ended December 31, 2003, as compared to 77.0% for the comparable period in

2002. The gross profit margin remained consistent with prior year. The Company continued to effectively manage and control its inventory, continued purchasing at lower average product costs, and continued receiving strong discounts from certain of the Company's key vendors. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competitive pricing, and promotional incentives.

Selling, general and administrative expenses decreased by $8,035,000, or 40.5%, to $11,807,000 for the year ended December 31, 2003, as compared to $19,842,000 for the comparable period in 2002. This decrease was primarily due to management's continuing plans to reduce administrative expenses and to close non-profitable Company-owned stores. Included were reductions in salaries and related expenses of $2,446,000, facility and other overhead charges of $3,117,000 and professional fees of $684,000. Additionally, the provision for doubtful accounts decreased by $1,651,000 as certain large notes receivable were deemed uncollectible in 2002. The Company did not experience a similar situation in 2003.

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

Interest expense decreased by $10,000, or 4.8%, to $197,000, for the year ended December 31, 2003, as compared to $207,000 for the comparable period in 2002. The decrease was a result of the Company paying off certain of its debt obligations in April 2003 with the proceeds received from its shareholder rights offering, offset by the amortization of the remaining debt discount resulting from the aforementioned debt payment in April 2003.

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

Reconciliation of Non-GAAP Financial Measure

This table includes the reconciliation of net income (loss) from continuing operations to EBITDA for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
Net income (loss) from continuing operations	$884	$(2,948)	$(4,647)
Add back:
Interest expense	59	197	207
Taxes	75	57	54
Non-cash equity charges	143	4,636	—
Depreciation and amortization	227	278	489
EBITDA (1)	$1,388	$2,220	$(3,897)

(1)	The 2004 calculation of EBITDA does not include an add-back of $581,000 of costs incurred in connection with the proxy contest and related litigation. Had these costs not been incurred, the Company would have had an adjusted EBITDA of $1,970,000.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2004, cash flows used in investing activities were $266,000, primarily due to the issuance of franchise promissory notes and by capital expenditures made by the Company during 2004, offset, in part, by proceeds received on certain franchise notes.

For the year ended December 31, 2004, cash flows used in financing activities were $140,000, principally due to the repayment of the Company's debt and related party borrowings, offset by the proceeds from the exercise of stock options and warrants.

As of December 31, 2004, the Company had negative working capital of $603,000 (compared to $1,590,000 as of December 31, 2003) and cash on hand of $880,000. During 2004, the Company used $97,000 of cash in its operating activities. This usage was principally a result of a net decrease of $1,227,000 in accounts payable and accrued liabilities that existed as of December 31, 2003, offset by EBITDA of $1,388,000 for the year ended December 31, 2004. Additionally, the Company incurred $581,000 of costs related to the proxy contest and related litigation during 2004. If the proxy contest hadn't occurred, the Company would have had an adjusted EBITDA of $1,970,000.

The Company plans to increase its cash flows during 2005 by improving store profitability through increased monitoring of store-by-store operations, continuing to reduce administrative overhead expenses where necessary and feasible, actively supporting development programs for franchisees, and adding new franchised stores to the system. Management believes that with the successful execution of the aforementioned plans to improve cash flows, its existing cash and the collection of outstanding receivables, there will be sufficient liquidity available for the Company to continue in operation through the first quarter of 2006. However, there can be no assurance that the Company will be able to successfully execute the aforementioned plans.

CONTRACTUAL OBLIGATIONS

Payments due under contractual obligations as of December 31, 2004 were as follows (in thousands):

	Within 1 year	1-3 years	After 3 years	Total
Long-term debt (a)	$39	$619	$—	$658
Interest on long-term debt (a)	—	125	—	125
Employment agreements	21	—	—	21
Operating leases	5,007	5,789	3,046	13,842
	5,067	6,533	3,046	14,646

a)	Effective April 14, 2003, in connection with certain Rescission Transactions consummated by the Company on December 31, 2003, the Company signed numerous promissory notes with certain of its shareholders, two of whom are also directors of the Company. The notes, which aggregate $520,000, bear interest at a rate of 6% per annum, and all sums (principal and interest) under the notes are due and payable in April 2007. Information with respect to the Company's contractual obligations is set forth in the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

OFF-BALANCE SHEET ARRANGEMENTS

An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which a company has (a) made guarantees, (b) a retained or a contingent interest in transferred assets, (c) any obligation under certain derivative instruments or (d) any obligation under a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to the company, or engages in leasing, hedging, or research and development services within the company.

The Company does not have any off-balance sheet financing or unconsolidated variable interest entities, with the exception of certain guarantees on leases. We refer the reader to the Notes of the Consolidated Financial Statements included in Item 8 of this Report for information regarding the Company's lease guarantees.

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

Management's estimate of the allowances on receivables is based on historical sales, historical loss levels, and an analysis of the collectibility of individual accounts. To the extent that actual bad debts differed from management's estimates by 10 percent, consolidated net income would be an estimated $24,000 higher/lower, based upon 2004 results, depending upon whether the actual write-offs are greater or lesser than estimated.

Management's estimate of the valuation allowance on deferred tax assets is based on whether it is more likely than not that the Company's net operating loss carry-forwards will be utilized. Factors that could impact estimated utilization of the Company's net operating loss carry-forwards are the success of its stores and franchisees, as well as the Company's operating efficiencies, which would allow it to generate taxable income in the future. To the extent that management lowered its valuation allowance on deferred tax assets by 10 percent, consolidated net income would be an estimated $2,000,000 higher, based on 2004 results.

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin ("SAB") No. 103. Accordingly, revenues are recorded when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company's price to the buyer is fixed or determinable, and collectibility is reasonably assured. To the extent that collectibility of royalties and/or interest on franchise notes is not reasonably assured, the Company recognizes such revenues when the cash is received. To the extent that revenues that were recognized on a cash basis were recognized on an accrual basis, consolidated net income would be an estimated $399,000 higher, based upon 2004 results.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Inventory Costs

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs," as amendment to Accounting Principles Board ("APB") No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion "so abnormal," as that term is used in paragraph 5 of APB No. 43, Chapter 4. The adoption of this Statement did not have, nor is it expected to have, a material impact on the Company's financial position or results of operations.

Stock Based Compensation

In December 2004, the FASB revised SFAS No. 123. This revision establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services, including those granted to employees. The Company adopted the revision of SFAS No. 123, SFAS No. 123R, "Share-Based Payment," which revises the fair value method of accounting recommended by SFAS No. 123 for stock-based employee compensation. The Company now accounts for stock-based compensation in accordance with the provisions of SFAS No. 123R to apply a modified retroactive application of fair value based accounting to prior periods. SFAS No. 123R supercedes SFAS No. 148. All such transactions are accounted for accordingly in the Company's results of operations.

Real Estate Time-Sharing

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions," which amends FASB SFAS 66 and SFAS 67. This Statement establishes standards for accounting and reporting on real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. As the Company is not involved in any real estate time-sharing transactions, the Company has determined the Statement does not have a material impact on its financial position or results of operations.

Exchanges of Nonmonetary Assets

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," which amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions". This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company is not currently involved in exchanges of nonmonetary assets; thus, the Company has determined the Statement does not have a material impact on its financial position or results of operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Emerging Vision, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Emerging Vision, Inc. (a New York corporation) and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emerging Vision, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years ended December 31, 2004 in conformity with accounting principles generally accepted in the United States.

/S/ MILLER, ELLIN & COMPANY LLP

New York, New York
March 21, 2005

EMERGING VISION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$880	$1,383
Franchise receivables, net of allowance of $114 and $844, respectively	1,512	1,281
Other receivables, net of allowance of $47 and $118, respectively	113	291
Current portion of franchise notes receivable, net of allowance of $58 and $241, respectively	379	449
Inventories, net	396	392
Prepaid expenses and other current assets	452	389
Total current assets	3,732	4,185

Property and equipment, net	487	481
Franchise notes receivable, net of allowance of $22 and $541, respectively	295	470
Goodwill	1,266	1,266
Other assets	209	237
Total assets	$5,989	$6,639

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$—	$207
Accounts payable and accrued liabilities	4,162	5,389
Payables associated with proxy contest and related litigation	92	—
Accrual for store closings	42	144
Related party borrowings	39	35
Total current liabilities	4,335	5,775

Long-term debt	385	143
Related party borrowings	234	546
Franchise deposits and other liabilities	659	937

Commitments and contingencies

Shareholders' equity (deficit):
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized: Senior Convertible Preferred Stock, $100,000 liquidation preference per share; 0.74 shares issued and outstanding	74	74
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 70,506,035 and 67,682,087 shares issued, respectively, and 70,323,698 and 67,499,750 shares outstanding, respectively	705	677
Treasury stock, at cost, 182,337 shares	(204)	(204)
Additional paid-in capital	126,213	125,987
Accumulated deficit	(126,412)	(127,296)
Total shareholders' equity (deficit)	376	(762)
Total liabilities and shareholders' equity (deficit)	$5,989	$6,639

The accompanying notes are an integral part of these consolidated balance sheets.

EMERGING VISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	For the Year Ended December 31,
	2004	2003	2002

Revenues:
Net sales	$7,525	$7,613	$11,184
Franchise royalties	6,588	6,425	6,816
Other franchise related fees	201	287	71
Interest on franchise notes receivable	88	151	312
Other income	82	70	320
	14,484	14,546	18,703
Costs and expenses:

Cost of sales	964	844	2,282
Selling, general and administrative expenses	11,853	11,807	19,842
Costs for proxy contest and related litigation	581	—	—
Provision for store closings	—	—	920
Charges related to long-lived assets	—	10	173
Non-cash charge for issuance of options and warrants	143	92	—
Non-cash charge for issuance of warrants as a result of Rescission Transactions	—	4,544	—
Interest expense	59	197	207
	13,600	17,494	23,424

Income (loss) from continuing operations before provision for income taxes	884	(2,948)	(4,721)
Provision for income taxes	—	—	—
Income (loss) from continuing operations	884	(2,948)	(4,721)

(Loss) income from discontinued operations	—	(19)	74

Net income (loss)	$884	$(2,967)	$(4,647)

Per share information — basic:
Income (loss) from continuing operations	$0.01	$(0.05)	$(0.17)
Income from discontinued operations	—	—	0.01
Net income (loss) per share	$0.01	$(0.05)	$(0.16)

Weighted-average number of common shares outstanding —
Basic	69,475	56,507	28,641
Diluted	113,696	56,507	28,641

The accompanying notes are an integral part of these consolidated statements.

EMERGING VISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In Thousands, Except Share Data)

	Senior Convertible Preferred Stock		Common Stock		Treasury Stock, at cost
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity (Deficit)

Balance — December 31, 2001	3	$287	27,187,309	$272	182,337	$(204)	$119,926	$(119,664)	$617
Issuance of warrants in connection with financing arrangements	—	—	—	—	—	—	190	—	190
Exercise of stock warrants	—	—	2,500,000	25	—	—	—	—	25
Issuance of common shares upon conversion of Senior Convertible Preferred Stock	(2)	(213)	235,648	2	—	—	229	(18)	—
Net loss	—	—	—	—	—	—	—	(4,647)	(4,647)
Balance — December 31, 2002	1	$74	29,922,957	$299	182,337	$(204)	$120,345	$(124,329)	$(3,815)
Exercise of stock options and warrants	—	—	759,130	8	—	—	37	—	45
Issuance of common shares in connection with Rights Offering	—	—	50,000,000	500	—	—	838	—	1,338
Issuance of warrants in connection with Rights Offering	—	—	—	—	—	—	521	—	521
Issuance of stock options to Officers and Directors	—	—	—	—	—	—	13	—	13
Rescission of common shares and warrants issued in Rights Offering	—	—	(13,000,000)	(130)	—	—	(390)	—	(520)
Issuance of warrants as a result of Rescission Transactions	—	—	—	—	—	—	4,544	—	4,544
Vesting of warrants issued to Balfour & Goldin	—	—	—	—	—	—	79	—	79
Net loss	—	—	—	—	—	—	—	(2,967)	(2,967)
Balance — December 31, 2003	1	$74	67,682,087	$677	182,337	$(204)	$125,987	$(127,296)	$(762)
Exercise of stock options and warrants	—	—	2,823,948	28	—	—	78	—	106
Issuance of warrants for services rendered in connection with Proxy Contest	—	—	—	—	—	—	5	—	5
Issuance of stock options and warrants	—	—	—	—	—	—	143	—	143
Net income	—	—	—	—	—	—	—	884	884
Balance — December 31, 2004	1	$74	70,506,035	$705	182,337	$(204)	$126,213	$(126,412)	$376

The accompanying notes are an integral part of these consolidated statements.

EMERGING VISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss) from continuing operations	$884	$(2,948)	$(4,721)
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization	227	278	489
Provision for doubtful accounts	353	179	1,829
Provision for store closings	—	—	920
Non-cash compensation charges related to options and warrants	148	4,739	87
Charges related to long-lived assets	—	10	173
Changes in operating assets and liabilities:
Franchise and other receivables	(128)	(234)	328
Inventories	(4)	64	290
Prepaid expenses and other current assets	(63)	(68)	(227)
Other assets	28	32	78
Accounts payable and accrued liabilities	(1,254)	(556)	(430)
Payables associated with proxy contest and related litigation	92	—	—
Franchise deposits and other liabilities	(278)	(980)	142
Accrual for store closings	(102)	(965)	(775)
Net cash used in operating activities	(97)	(449)	(1,817)

Cash flows from investing activities:
Franchise notes receivable issued	(377)	(21)	(71)
Proceeds from franchise and other notes receivable	344	558	1,409
Purchases of property and equipment	(233)	(68)	(280)
Net cash (used in) provided by investing activities	(266)	469	1,058

Cash flows from financing activities:
Proceeds from the issuance of common stock upon the exercise of stock options and warrants	106	45	25
Proceeds from borrowings	—	769	2,141
Payments on borrowings	(246)	(1,435)	(1,843)
Net proceeds from Rights Offering	—	1,339	—
Net cash (used in) provided by financing activities	(140)	718	323
Net cash (used in) provided by continuing operations	(503)	738	(436)
Net cash (used in) provided by discontinued operations	—	(19)	47
Net (decrease) increase in cash and cash equivalents	(503)	719	(389)
Cash and cash equivalents — beginning of year	1,383	664	1,053
Cash and cash equivalents — end of year	$880	$1,383	$664

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$25	$71	$118
Taxes	$93	$72	$75

Non-cash investing and financing activities:
Issuance of promissory notes in exchange for rescission of units	$—	$520	$—

The accompanying notes are an integral part of these consolidated statements.

EMERGING VISION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS:

Business

Emerging Vision, Inc. (the "Registrant" and, together with its subsidiaries, hereinafter the "Company" or "Emerging") is one of the largest chains of retail optical stores and one of the largest franchise optical chains in the United States, based upon management's beliefs, domestic sales and the number of locations of Company-owned and franchised stores (collectively referred to hereinafter as "Sterling Stores"). The Registrant was incorporated under the laws of the State of New York in January 1992 and, in July 1992, purchased substantially all of the assets of Sterling Optical Corp., a New York corporation then a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code.

As of December 31, 2004, there were 165 Sterling Stores in operation, consisting of 11 Company-owned stores (two of which were being managed by franchisees) and 154 franchised stores.

Basis of Presentation

The Consolidated Financial Statements reflect the operations of the Company's retail optical store operation as continuing operations. The results of operations and cash flows of Insight Laser Centers, Inc. ("Insight Laser") – which operated three laser vision correction centers in the New York metropolitan area, Insight Laser Centers N.Y.I, Inc. (the "Ambulatory Center") – the owner of the assets of an ambulatory surgery center located in Garden City, New York, and its Internet Division – which was to provide a web-based portal designed to take advantage of business-to-business opportunities in the optical industry, are reflected as discontinued operations in accordance with Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of such financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, allowances on franchise, notes and other receivables, accruals for store closings, and costs of current and potential litigation.

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

The Company derives its revenues from the following three principal sources:

Net sales – Represents sales from eye care products and related services;

Franchise royalties – Represents continuing franchise royalty fees based upon a percentage of the gross revenues generated by each franchised location;

Other franchise related fees – Represents the net gains from the sale of Company-owned store assets to franchisees; and certain fees collected by the Company under the terms of franchise agreements (including, but not limited to, initial franchise fees, transfer fees and renewal fees).

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

Fair Value of Financial Instruments

In determining the fair value of its financial instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing as of each balance sheet date. For the majority of financial instruments, including receivables, long-term debt, and stock options and warrants, standard market conventions and techniques, such as discounted cash flow analysis, option pricing models, replacement cost and termination cost, are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

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

Goodwill

Through December 31, 2001, goodwill was being amortized, on a straight-line basis, over its estimated useful life of 20 years, and, as of December 31, 2001, accumulated amortization of the goodwill was approximately $1,297,000.

In 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." This Statement provided that goodwill and intangible assets with indefinite lives should no longer be amortized, but should be reviewed, at least annually, for impairment. In accordance with the adoption of SFAS No. 142, beginning January 1, 2002, the Company ceased amortizing its existing net goodwill of $1,266,000, resulting in the exclusion of approximately $268,000 of amortization expense for each of the years ended December 31, 2004, 2003 and 2002. Management performed a review of its existing goodwill and determined that it is not impaired as of December 31, 2004.

Impairment of Long-Lived Assets

The Company follows the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, but amends the prior accounting and reporting standards for segments of a business to be disposed of. The Company periodically evaluates its long-lived assets (on a store-by-store basis) based on, among other factors, the estimated, undiscounted future cash flows expected to be generated from such assets in order to determine if an impairment exists. For the years ended December 31, 2004, 2003 and 2002, the Company did not record any impairment charges for stores it will continue to operate, and wrote off $0, $0 and $173,000, respectively, of long-lived assets related to stores that management has made the decision to close (Note 7). All of the aforementioned amounts are reflected in the Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002, respectively, and a new basis, if any, for the impaired assets was established.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for Company-owned stores aggregated approximately $185,000, $177,000 and $364,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Comprehensive Income

The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes rules for the reporting of comprehensive income (loss) and its components. For the years ended December 31, 2004, 2003 and 2002, the Company's operations did not give rise to items includible in comprehensive income (loss) that were not already included in net income (loss). Therefore, the Company's comprehensive income (loss) is the same as its net income (loss) for all periods presented.

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

Stock-Based Compensation

Since January 1, 2003, the Company has accounted for stock-based compensation in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which provided guidance for the recognition of compensation expense as it related to the issuance of stock options and warrants. In addition, the Company adopted the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123." SFAS No. 148 amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation provided by SFAS No.

123. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amended the manner by which a company accounts for the transition to the fair value based method recommended by SFAS No. 123. As permitted by SFAS No. 148, the Company has adopted the fair value method recommended by SFAS No. 123 to effect a change in accounting for stock-based employee compensation. Prior to 2003, the Company accounted for stock-based employee compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

Stock-based compensation cost of approximately $129,000, $13,000 and $0 is reflected in the accompanying Statement of Operations for the years ended December 31, 2004, 2003 and 2002, respectively. The following table illustrates the effect on net income (loss) and net income (loss) per share as if the fair value method had been applied to all outstanding and unvested awards granted prior to January 1, 2003 in each year presented:

	2004	2003	2002
Net income (loss), as reported	$884	$(2,967)	$(4,647)
Add: Stock-based compensation expense included in reported net income (loss)	148	13	—
Deduct: Stock-based compensation expense determined under the fair value method	(190)	(917)	(3,653)
Pro forma	$842	$(3,871)	$(8,300)
Net income (loss) per share – basic and diluted, as reported	$0.01	$(0.05)	$(0.16)
Pro forma	$0.01	$(0.07)	$(0.29)

The Company recognized $19,000, $0, and $0 of expenses related to its issuance of stock options and warrants to certain non-employee consultants to the Company in 2004, 2003 or 2002, respectively.

Concentration of Credit Risk

Cash

The Company maintains cash balances with various financial institutions, which, at times, may exceed the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses to date as a result of this policy, and management believes there is little risk of loss.

Receivables

The Company operates retail optical stores in North America, predominantly in the United States, and its receivables are primarily from franchisees that also operate retail optical stores in the United States. The Company estimates allowances for doubtful accounts based on its franchisees' financial condition and collection history. Management believes the Company's allowances are sufficient to cover any losses related to its inability to collect its accounts and notes receivables. Accounts are written-off when significantly past due and deemed uncollectible by management. At times, the Company experiences difficulties with the collection of amounts due from certain franchisees and with certain franchisees' reporting of revenues subject to royalties. This is a common problem for franchisors, and the Company has taken steps designed to improve the reporting by, and collection from, its franchisees.

Segment Information

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes annual and interim reporting standards for an enterprise's operating segments, and related disclosures about its products, services, geographic areas and major customers. For the years ended December 31, 2004, 2003 and 2002, the Company's continuing operations were classified into one principal industry segment – retail optical (Note 1). Accordingly, the disclosures required by SFAS No. 131 have not been provided.

Reclassifications

Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year presentation.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," as amendment to Accounting Principles Board ("APB") No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion "so abnormal," as that term is used in paragraph 5 of APB No. 43, Chapter 4. The adoption of this Statement did not have, nor is it expected to have, a material impact on the Company's financial position or results of operations.

In December 2004, the FASB revised SFAS No. 123. This revision establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services, including those granted to employees. The Company adopted the revision of SFAS No. 123, SFAS No. 123R, "Share-Based Payment," which revises the fair value method of accounting recommended by SFAS No. 123 for stock-based employee compensation. The Company now accounts for stock-based compensation in accordance with the provisions of SFAS No. 123R to apply a modified retroactive application of fair value based accounting to prior periods. SFAS No. 123R supercedes SFAS No. 148. All such transactions are accounted for accordingly in the Company's results of operations.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions," which amends FASB SFAS 66 and SFAS 67. This Statement establishes standards for accounting and reporting on real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. As the Company is not involved in any real estate time-sharing transactions, the Company has determined the Statement will not have a material impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," which amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions". This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company is not currently involved in exchanges of nonmonetary assets; thus, the Company has determined the Statement does not have a material impact on its financial position or results of operations.

NOTE 3 – PER SHARE INFORMATION:

In accordance with SFAS No. 128, "Earnings Per Share", basic net income (loss) per common share ("Basic EPS") is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company's Consolidated Statements of Operations. There were 5,340,153, 9,223,227 and 7,783,205, and stock options and warrants excluded from the computation of Diluted EPS for the years ended December 31, 2004, 2003 and 2002, respectively, as their effect on the computation of Diluted EPS would have been anti-dilutive. Additionally, for the years ended December 31, 2004, 2003 and 2002, respectively, there were 0.74 shares of our Senior Convertible Preferred Stock outstanding, convertible into 98,519 shares of the Company's Common Stock. Similarly, these preferred shares were not "assumed converted" as the effect on the computation of Diluted EPS would also have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

	(In thousands)
	2004	2003	2002
Numerator:
Income (loss) from continuing operations	$884	$(2,948)	$(4,721)
Induced conversion of Senior Convertible Preferred Stock	—	—	(18)
Numerator for basic and diluted income (loss) per share – Income (loss) attributable to common shareholders	884	(2,948)	(4,739)

Basic and Diluted:
Income (loss) attributable to common shareholders	884	(2,948)	(4,739)
Income (loss) from discontinued operations	—	(19)	74
Net income (loss) attributable to common shareholders	$884	$(2,967)	$(4,665)

Denominator:
Weighted average common shares outstanding	69,475	56,507	28,641
Dilutive effect of stock options and warrants	44,221	—	—
Weighted average common shares outstanding, assuming dilution	113,696	56,507	28,641

Basic and Diluted Per Share Information:
Income (loss) attributable to common shareholders	$0.01	$(0.05)	$(0.17)
Income from discontinued operations	—	—	0.01
Net income (loss) attributable to common shareholders	$0.01	$(0.05)	$(0.16)

NOTE 4 – FRANCHISE NOTES RECEIVABLE:

Franchise notes held by the Company consist primarily of purchase money notes related to Company-financed conveyances of Company-owned store assets to franchisees, and certain franchise notes receivable obtained by the Company in connection with acquisitions in prior years. Substantially all notes are secured by the underlying assets of the related franchised store, as well as the personal guarantee of the principal owners of the franchise. As of December 31, 2004, these notes generally provided for interest at 12%.

Scheduled maturities of notes receivable as of December 31, 2004, are as follows (in thousands):

2005	$437
2006	109
2007	42
2008	164
2009	2
754
Less: allowance for doubtful accounts	(80)
$674

NOTE 5 – VALUATION AND QUALIFYING ACCOUNTS:

Franchise receivables, franchise notes receivable, and other Company receivables, are shown on the Consolidated Balance Sheets net of allowances for doubtful accounts. The following is a breakdown, by major component, of the change in those allowances, along with the accruals for store closings:

	(In thousands) As of December 31,
	2004	2003	2002
Franchise Receivables:
Balance, beginning of year	$844	$1,063	$3,095
Charged to expense	206	84	484
Reductions, including write-offs	(975)	(303)	(4,293)
Additions	39	—	1,777
Balance, end of year	$114	$844	$1,063
Franchise Notes Receivables:
Balance, beginning of year	$782	$1,928	$3,326
Charged to expense	37	20	1,195
Reductions, including write-offs	(739)	(1,173)	(2,788)
Additions	—	7	195
Balance, end of year	$80	$782	$1,928
Other Company Receivables:
Balance, beginning of year	$118	$101	$171
Charged to expense	109	75	150
Reductions, including write-offs	(180)	(117)	(249)
Additions	—	59	29
Balance, end of year	$47	$118	$101
Accrual for Store Closings:
Balance, beginning of year	$144	$1,109	$964
Charged to expense	—	—	920
Reductions	(102)	(965)	(775)
Balance, end of year	$42	$144	$1,109

NOTE 6 – PROPERTY AND EQUIPMENT, NET:

Property and equipment, net, consists of the following:

	(In thousands) As of December 31,		Estimated Useful Lives
	2004	2003
Furniture and fixtures	$256	$256	5 years
Machinery and equipment	1,591	1,379	3-5 years
Leasehold improvements	981	981	10 years*
	2,828	2,616
Less: accumulated depreciation	(2,341)	(2,135)
Property and equipment, net	$487	$481

*	Based upon the lesser of the assets' useful lives or the term of the lease of the related property.

The net book value of assets held under capital leases included in property and equipment aggregated $5,000 and $21,000 (net of accumulated depreciation of $92,000 and $76,000) as of December 31, 2004 and 2003, respectively. Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $227,000, $268,000 and $463,000, respectively.

NOTE 7 – ACCRUAL FOR STORE CLOSINGS:

Effective January 1, 2003, the Company adopted the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which superceded EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." In accordance therewith, the Company records a liability for the cost associated with an exit or disposal activity when the liability is incurred. Prior to January 1, 2003, a provision was recorded at the time the determination was made to close a particular store and was based on the expected net proceeds, if any, to be generated from the disposition of the store's assets, as compared to the carrying value (after consideration of impairment, if any) of such store's assets and the estimated costs (including lease termination costs and other expenses) that were anticipated to be incurred in the closing of the store in question. For the year ended December 31, 2002, the Company recorded a provision for 15 store closings totaling approximately $920,000 (comprised of $792,000 in lease termination costs and $128,000 for other associated expenses), which provision is separately stated in the accompanying Consolidated Statements of Operations for the year ended 2002. As of December 31, 2004, all such stores were closed, and $42,000 remained accrued as accrual for store closings on the accompanying Consolidated Balance Sheet. No provision for store closings was provided for during the year ended December 31, 2004.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities consist of the following (in thousands):

	As of December 31,
	2004	2003
Accounts payable	$1,804	$2,460
Accrued payroll and fringe benefits	351	569
Accrued professional fees	164	260
Accrued advertising	1,327	1,346
Accrued rent under sublease	246	262
Other accrued expenses	270	492
	$4,162	$5,389

NOTE 9 – INCOME TAXES:

The Company's effective tax rate differs from the statutory Federal income tax rate of 34%, primarily due to the effect of state and income taxes and the impact of recording a valuation allowance to offset the potential future tax benefit resulting from net operating loss carry-forwards for all years presented.

As of December 31, 2004 and 2003, net deferred tax assets were approximately $20,200,000 and $21,600,000, respectively, resulting primarily from the future tax benefit of net operating loss carry-forwards. In accordance with SFAS No. 109, the Company has provided a full valuation allowance against its net deferred tax assets as of December 31, 2004 and 2003, due to the uncertainty as to their future realizability. The valuation allowance against the net deferred tax assets decreased by approximately $1,400,000 during the year ended December 31, 2004 and increased by approximately $1,000,000 during the year ended December 31, 2003.

As of December 31, 2004, the Company had net operating loss carry-forwards totaling approximately $45,500,000 available to offset future taxable income for federal income tax purposes. The net operating loss carry-forwards expire in varying amounts through 2022 and may be limited in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred, or could in the future occur.

NOTE 10 – LONG-TERM DEBT (INCLUDING RELATED PARTY BORROWINGS):

As of December 31, 2004, principal payments due on the Company's long-term debt and related party borrowings are as follows (in thousands):

Year	Related Party Borrowings (1)&(2)	Other Debt (2)
2005	$39	$—
2006	43	—
2007	183	385
2008	8	—
	$273	$385

1)	On December 31, 2002, the Company refinanced certain past due amounts owed to Cohen's Fashion Optical ("CF"), a retail optical chain owned by certain of the principal shareholders and directors of the Company (Note 13). As a result, the Company signed a 5-year, $200,000 promissory note, in favor of CF, bearing interest at a rate of 10% per annum.

2)	Effective April 14, 2003, in connection with certain Rescission Transactions consummated by the Company on December 31, 2003 (Note 14), the Company signed numerous promissory notes with certain of its shareholders, two of whom are also directors of the Company. The notes, which aggregate $520,000, bear interest at a rate of 6% per annum, and all sums (principal and interest) under the notes are due and payable in April 2007.

NOTE 11 – COMMITMENTS AND CONTINGENCIES:

Operating Lease Commitments

The Company leases locations for both its Company-owned and franchised stores, as well as its executive and administrative offices. As of December 31, 2004, minimum future rental payments for Company-owned stores and the Company's executive and administrative offices, as well as for stores leased by the Company and subleased to franchisees, in the aggregate, are as follows (in thousands):

	Total Lease Obligations	Sublease Rentals	Net Company Obligations
2005	$5,007	$4,530	$477
2006	2,572	2,225	347
2007	1,868	1,668	200
2008	1,349	1,199	150
2009	1,093	964	129
Thereafter	1,953	1,809	144
	$13,842	$12,395	$1,447

The Company holds the master lease on certain of its franchised locations and, as part of the franchise agreement, sublets the subject premises to the franchisee. In addition to the fixed rent payable under such master leases, most master leases require payment of a pro rata portion of common area maintenance expenses and real estate taxes, as well as percentage rent based upon the sales volume of the store in question. As required by SFAS No. 13 "Accounting for Leases," the Company recognizes its rent expense on a straight-line basis over the life of the related lease. In most cases, however, the Company's obligations are limited due to the holding of leases in a leasehold corporation with limited guarantees from the Company. Rent expense (which was net of sublease rentals of approximately $6,561,000, $6,697,000 and $7,676,000, respectively) was approximately $921,000, $812,000 and $1,740,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Litigation

In 1999, Apryl Robinson commenced an action in Kentucky against, among others, the Company, seeking an unspecified amount of damages and alleging numerous claims, including fraud and misrepresentation. The claims that are the subject of this action were subsequently tried in an action in New York that resulted in a judgment in favor of the Company, and against Ms. Robinson and Dr. Larry Joel, a co-defendant in such action. Subsequently, Ms. Robinson and Dr. Joel filed for bankruptcy in Kentucky, and received a discharge from the trustee. Presently, there is a motion pending in the U.S. Bankruptcy Court to vacate Dr. Joel's discharge based upon, among other things, fraud on the Bankruptcy Court. The Court has postponed a trial on this motion.

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

In February 2002, Kaye Scholer, LLP, the law firm previously retained by the Company as its outside counsel, commenced an action in the New York State Supreme Court seeking unpaid legal fees of approximately $122,000. The Company answered the complaint in such action, and has heard nothing since. The Company believes that it has a meritorious defense to such claim.

On May 20, 2003, Irondequoit Mall, LLC commenced an action against the Company and Sterling Vision of Irondequoit, Inc. ("SVI") alleging, among other things, that the Company had breached its obligations under its guaranty of the lease for the former Sterling Optical store located in Rochester, New York. The Company and SVI believe that they have a meritorious defense to such action. As of the date hereof, these proceedings were in the discovery stage.

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

In December 2003, Westminster Mall Company commenced an action against the Company and Sterling Vision of Westminster, Inc., the Company's wholly-owned subsidiary, in the District Court of the County of Jefferson, State of Colorado, in which the plaintiff, as the Landlord of the Company's former Sterling Optical store located in Westminster, Colorado, is seeking, among other things, damages against such subsidiary under the lease for such store in the approximate amount of $229,000, and damages against the Company under its guaranty of such lease, in the approximate amount of $110,000. The Landlord was granted a default judgment against such subsidiary, which default judgment was uncontested by such subsidiary. The Company has answered the Landlord's complaint in this action and believes that it has a meritorious defense to such action. As of the date hereof, these proceedings were in the discovery stage, and a trial date has been scheduled for April 19, 2005.

In January 2005, the Company commenced an action against Cherello, Inc., Theodore Cherofsky and Jimmy Choello, in the Supreme Court of the State of New York, County of Nassau, seeking, among other things, injunctive relief and monetary damages, in an amount not less than $100,000, as a result of the defendants' alleged breach of the terms of the Sterling Optical Center Franchise Agreement (and related documents) with the Company to which they are parties. The defendants then asserted counterclaims against the Company, seeking, among other things, money damages under such Franchise Agreement, as a result of the Company's alleged violation of such Franchise Agreements. The Company believes that is has a meritorious defense to such claims. As of the date hereof, these proceedings were in the discovery stage.

In February 2005, the Company commenced an action against Abell Vision, Inc., Excel of Beaver Dam, Inc., The Visions Group, Inc., John Bellotti and Anne Bellotti, in the Supreme Court of the State of New York, County of Nassau, seeking, among other things, monetary damages, in the approximate amount of $100,000, as a result of the defendants' alleged breach of the terms of the Sterling Optical Center Franchise Agreements (and related documents) with the Company to which they are parties. The Defendants then asserted counterclaims against the Company, seeking, among other things, rescission of such Franchise Agreements, and money damages thereunder, as a result of the Company's alleged violation of such Franchise Agreements, as well as applicable franchise laws. The Company believes that is has a meritorious defense to such claims. As of the date hereof, these proceedings were in the discovery stage.

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

Additionally, with respect to the landlord-tenant actions described herein, the Company has already accounted for the estimated possible costs (including possible judgments) associated with such actions as part of accounts payable and accrued liabilities, and the accrual for store closings as of December 31, 2004.

Guarantees

In connection with the Company's sale of one of its laser vision correction centers, Insight Laser Centers N.Y.I., Inc. (the "Ambulatory Center") on May 31, 2001, the Company agreed to guarantee certain of the potential ongoing liabilities of the Ambulatory Center. As of December 31, 2003, the Company had accrued $225,000 for estimated guaranteed liabilities in 2003, all of which were paid in 2004. No such guaranteed liabilities were accrued for during the ended December 31, 2004.

In September 2003, the Company entered into a series of agreements, with the owner of the Ambulatory Center and the landlord of the premises, pursuant to which the Company's future guarantee is now expressly limited to that of the minimum base rent and additional rent, payable under the lease for the premises, as adjusted in accordance with the agreements. In connection with the agreements, the Company agreed to settle its outstanding liabilities allegedly due under its guarantee, which liabilities were settled at lower amounts than the Company had originally accrued for. As of December 31, 2004, the Company had no remaining amounts owed relating to this guarantee. However, there can be no assurance that future liabilities will not arise in connection with this guarantee.

As of December 31, 2004, the Company was a guarantor of certain leases of retail optical stores franchised and subleased to its franchisees. In the event that all of such franchisees defaulted on their respective subleases, the Company would be obligated for aggregate lease obligations of approximately $4,135,000. The Company continually evaluates the credit-worthiness of its franchisees in order to determine their ability to continue to perform under their respective subleases. Additionally, in the event that a franchisee defaults under its sublease, the Company has the right to take over operation of the respective location.

NOTE 12 – EXECUTIVE COMPENSATION:

On December 30, 2004, the Compensation Committee (the "Committee") of the Board granted an aggregate of 13,284,114 stock options to each of the four executive officers of the Company. The options have an exercise price of $0.14, a term of 10 years, and vest on various dates through December 30, 2006. The Company's Chief Executive Officer ("CEO") had an employment agreement, which has since expired, that provided for an incentive bonus based on the Company's achievement of certain earnings targets, as defined in his agreement. The two Co-Chief Operating Officers also receive an incentive bonus based on substantially the same terms as provided to the CEO. For the years ended December 31, 2004, 2003 and 2002, there was an aggregate of $0, $77,924 and $0 of such bonuses reflected in the accompanying Consolidated Statement of Operations, respectively. Such bonuses achieved during 2003 were paid to the officers in April 2004.

NOTE 13 – RELATED PARTY TRANSACTIONS:

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

During 2004, 2003 and 2002, the Company purchased from City Lens, Inc. ("City Lens"), an ophthalmic lens laboratory owned, directly or indirectly, by certain of the principal shareholders and directors of the Company, together with certain members of their immediate families, ophthalmic lenses and certain lens refinishing services for its Company-owned stores. For the years ended December 31, 2004, 2003 and 2002, respectively, the total cost of such lenses and services purchased from City Lens, was approximately $1,000, $26,000 and $228,000. The Company believes that the cost of such lenses and services were as favorable to the Company as those which could have been obtained from an unrelated third party.

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

On December 31, 2002, the Company refinanced certain past due amounts, owed to CF. In connection therewith, the Company signed a 5-year, $200,000 promissory note, in favor of CF, bearing interest at a rate of 10% per annum.

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

Effective April 14, 2003, in connection with certain Rescission Transactions consummated by the Company on December 31, 2003, the Company signed promissory notes with two of its current directors, who are also shareholders, of the Company. The notes, which aggregate $135,000, bear interest at a rate of 6% per annum, and all sums (principal and interest) under the notes are due and payable in April 2007.

On January 10, 2002, the Company relocated to an office building located in Garden City, New York, and entered into a sublease with CF for one of the two floors then being subleased to CF. Occupancy costs are being allocated between the Company and CF based upon the respective square footages being occupied. For the years ended December 31, 2004, 2003 and 2002, the Company paid approximately $156,000, $171,000 and $158,000, respectively, for rent and related charges under this sublease. Management believes that the sublease is at fair market value.

The Company's Chief Executive Officer serves on the Board of Directors of Newtek Business Services, Inc. ("NBSI"), a company that provides various financial services to both small and mid-sized businesses. The Company utilizes the bank and non-bank card processing services of one of NBSI's affiliated companies. During the years ended December 31, 2004 and 2003, the Company paid approximately $65,000 and $23,000, respectively, to such affiliate for such services provided. Additionally, the Company has begun utilizing insurance administrative services of one of NBSI's affiliated companies. No payments are made directly to that affiliate. The Company believes that the cost of such services were as favorable to the Company as those which could have been obtained from an unrelated third party.

During the ordinary course of business, primarily due to the fact that the entities occupy office space in the same building, and in an effort to obtain savings with respect to certain administrative costs, the Company and CF will at times share in the costs of minor expenses. Management believes that these expenses have been appropriately accounted for herein.

In the opinion of the Company's management, all of the above transactions were conducted at "arms-length."

NOTE 14 – SHAREHOLDERS' EQUITY:

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

As of December 31, 2004, there were approximately 0.74 shares of Senior Convertible Preferred Stock outstanding with a stated value of approximately $74,000, convertible into Common Stock at a rate of $0.75. The sole remaining holder of the Company's Senior Convertible Preferred Stock has the right to vote, as a single class, with the Common Stock, on an as-converted basis, on all matters on which the holders of the Company's Common Stock are entitled to vote.

Issuance of Common Stock for Consulting Services

On January 16, 2001, the Company entered into an agreement with Goldin Associates, LLC ("Goldin") whereby Goldin agreed to provide interim management services to the Company, for an initial six-month period, all at the direction of the Board of Directors of the Company or its other officers, pursuant to delegated authority. The fee for such services was $50,000 per month, plus an additional fee comprised of unregistered shares totaling 1.65% of the outstanding Common Stock of the Company as of January 22, 2001, and warrants to purchase up to an aggregate of 3.35% of the outstanding Common Stock of the Company. As a result, the Company issued 418,719 unregistered shares of its Common Stock (the fair value of which was approximately $108,000 and was charged directly to operations) to Goldin, along with warrants to purchase up to an additional 850,126 shares of Common Stock, all at an exercise price of $0.01, subject to the Company achieving certain earnings targets (the "Incentive Fee").

The terms of the Incentive Fee provided that the warrants may only be exercised according to the following schedule: (1) warrants to purchase 279,146 shares of the Company's Common Stock immediately following a year in which the Company shall realize earnings before interest, taxes, depreciation and amortization and certain other items ("EBITDA"), as defined, of at least $1,000,000; (2) warrants to purchase an additional 279,146 shares of the Company's Common Stock immediately following a year in which the Company shall realize EBITDA of at least $2,000,000; and (3) warrants to purchase an additional 291,834 shares of the Company's Common Stock immediately following a year in which the Company shall realize EBITDA of at least $3,000,000. On December 31, 2003, 558,292 of Goldin's warrants vested as the Company achieved $2,000,000 of EBITDA, as defined, for the year ended December 31, 2003. As a result of the vesting of these warrants, the Company incurred a charge to earnings of approximately $53,000, representing the value of the warrants that vested. On May 20, 2004, Goldin exercised all such warrants. The remaining warrants did not vest and expired on December 31, 2004.

On April 26, 2001, the Company's Board of Directors approved the terms of an agreement whereby it agreed to issue to Balfour Investors Incorporated ("Balfour"), in exchange for certain advisory services rendered to the Company's Board of Directors, 209,359 unregistered shares of its Common Stock (the fair value of which was approximately $57,000 and was charged directly to operations), together with warrants to purchase up to 425,063 additional shares of Common Stock at an exercise price of $0.01. The warrants were exercisable according to the following schedule: (1) warrants to purchase 139,573 shares of the Company's Common Stock immediately following a year in which the Company shall realize EBITDA, as defined, of at least $1,000,000; (2) warrants to purchase an additional 139,573 shares of the Company's Common Stock immediately following a year in which the Company shall realize EBITDA of at least $2,000,000; and (3) warrants to purchase an additional 145,917 shares of the Company's Common Stock immediately following a year in which the Company shall realize EBITDA of at least $3,000,000. Further, these warrants would become exercisable only if the applicable EBITDA targets were achieved prior to December 31, 2004. On December 31, 2003, 279,146 of Balfour's warrants vested as the Company achieved $2,000,000 of EBITDA, as defined, for the year ended December 31, 2003. As a result of the vesting of these warrants, the Company incurred a charge to earnings of approximately $27,000, representing the fair value of the warrants that vested. On May 20, 2004, Balfour exercised all such warrants. The remaining warrants did not vest and expired on December 31, 2004.

On September 7, 2004, the Company's Board of Directors approved the terms of an agreement whereby it agreed to issue to Greenberg Traurig LLP, in exchange for certain legal services rendered in connection with the Company's proxy contest (Note 16), warrants to purchase up to 100,000 shares of the Company's Common Stock at an exercise price per share of $0.25. The warrants are immediately exercisable and will expire on September 6, 2014. As a result of this issuance, the Company incurred a charge to earnings of approximately $5,000, representing the fair value of the warrants issued.

Shareholder Rights Offering

On April 29, 2002, the Board unanimously approved of the Company's initiation of a shareholder rights offering (the "Rights Offering"), whereby the Company would attempt to raise approximately $2,000,000 of gross proceeds.

On February 12, 2003, a registration statement filed by the Company in connection with its Rights Offering was declared effective by the Securities and Exchange Commission. The Rights Offering consisted of 50,000,000 units, with each unit consisting of one share of the Company's Common Stock, and a warrant, having a term of 12 months, to purchase one additional share of Common Stock at an exercise price of $0.05, which was determined based on certain closing price and volume requirements during the subscription period. The terms of the Rights Offering provided that each shareholder was granted 1.67 non-transferable rights for every share of Common Stock owned as of the record date, February 25, 2003. Each right was exercisable for one unit at a price of $0.04.

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

On various dates prior to April 14, 2004, holders of warrants issued in connection with the Rights Offering exercised 1,886,510 warrants at an exercise price of $0.05.

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

NOTE 15 – STOCK OPTIONS AND WARRANTS:

Sterling Stock Option Plan

In April 1995, the Company adopted a Stock Incentive Plan (the "Plan") that permits the issuance of options to selected employees and directors of, and consultants to, the Company. The Plan, as amended, reserves 7,000,000 shares of Common Stock for issuance underlying grants of stock options, and provides that the term of each award be determined by the Committee, which is charged with administering the Plan. The Plan provides the Board with the ability to grant options in excess of the number of shares reserved for issuance in connection with the Plan, provided that the Board obtains shareholder approval to amend the Plan to increase the shares reserved for issuance underlying option grants within 12 months of the date of grant. Under the terms of the Plan, options may be qualified or non-qualified and granted at exercise prices and for terms to be determined by the Committee. Additionally, certain options previously issued under the Plan provide that notwithstanding the termination of the Company's employment of any such employee/holder, he/she will retain the right to exercise those options that have previously vested in his/her favor until such time that the options expire in accordance with the terms of the original grant.

A summary of the options issued under the Plan is presented in the table below:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	4,605,635	$3.69	4,270,468	$3.98	5,398,133	$4.07
Granted	13,284,114	$0.14	700,000	$0.05	150,000	$0.08
Exercised	(100,000)	$0.05	(350,000)	$0.06	—	$—
Canceled, forfeited or expired	(1,141,001)	$5.85	(14,833)	$0.33	(1,277,665)	$3.90

Options outstanding, end of period	16,648,748	$0.62	4,605,635	$3.69	4,270,468	$3.98

Options exercisable, end of period	5,769,634	$1.79	4,545,140	$3.74	4,118,809	$4.12

Of the total options outstanding as of December 31, 2004, there were 13,629,114 held by current employees of the Company, and 3,019,634 held by outside directors of the Company, outside consultants and former employees. Of the total options granted during 2004, 13,284,114 were granted to employees of the Company. There were no grants during 2004 to outside consultants or former employees.

On December 30, 2004, the Committee granted an aggregate of 13,284,114 stock options to the Company's executive officers, all at an exercise price of $0.14, which was the closing price on the date of grant. The shares underlying 9,784,114 of these options are subject to shareholder approval of an amendment to the plan to increase the shares reserved for issuance thereunder. The stock options vest according to the following schedule: (1) 2,405,000 are immediately vested; (2) 2,405,000 vest on December 30, 2005; (3) 6,069,114 vest on April 16, 2006; and (4) 2,405,000 vest on December 30, 2006. The Company incurred a non-cash charge to earnings of approximately $129,000, representing the fair value of the immediately vested options. All of these options expire 10 years from the date of grant.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable	Weighted- Average Exercise Price
$0.05 to $0.08	400,000	8.41	$0.05	400,000	$0.05
$0.09 to $0.14	13,284,114	10.00	$0.14	2,405,000	$0.14
$0.15 to $0.23	150,000	6.22	$0.22	150,000	$0.22
$0.24 to $0.36	1,297,500	5.61	$0.29	1,297,500	$0.29
$1.32 to $1.98	5,000	4.83	$1.88	5,000	$1.88
$3.00 to $4.50	95,000	4.45	$3.37	95,000	$3.37
$4.51 to $6.77	890,467	2.81	$5.97	890,467	$5.97
$6.78 to $8.25	526,667	3.75	$8.08	526,667	$8.08

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Expected life (years)	1	1	1
Interest rate	3.00%	2.20%	2.21%
Volatility	98%	98%	114%
Dividend yield	—	—	—

Stock Purchase Warrants

In December 1999, the Company issued 2,500,000 warrants to MY2000, LLC, an entity acting as an independent advisor to the Company in connection with its planned Internet business and strategy to purchase 2,500,000 shares of the Company's Common Stock at a price of $2.00 per share, the fair value on the date of issuance, 1,500,000 of which remained unexercised and expired on December 2, 2004.

In the first quarter of 2000, the Company issued 1,677,570 warrants to investors that participated in a certain private placement by the Company. The exercise price of the warrants was $7.59 and they were all exercisable. The warrants expired on various dates between February 13, 2005 and March 22, 2005. Additionally, the Company issued an aggregate of 500,000 warrants to the placement agents. These warrants also had an exercise price of $7.59, were currently exercisable, and expired on February 13, 2005.

In January 2001, the Company issued 850,126 warrants to Goldin (Note 14), 558,292 of which vested on December 31, 2003. On May 20, 2004, Golden exercised the vested warrants. The remaining warrants did not vest and expired on December 31, 2004.

In April 2001, the Company issued 425,063 warrants to Balfour (Note 14), 279,146 of which vested on December 31, 2003. On May 20, 2004, Balfour exercised the vested warrants. The remaining warrants did not vest and expired on December 31, 2004.

In connection with the Rights Offering, the Company issued 50,000,000 warrants, exercisable immediately at an exercise price of $0.05, and expiring on April 14, 2004. Subsequently, 13,000,000 of such warrants were rescinded and 33,210,028 were surrendered. Additionally, on various dates prior to April 14, 2004, holders of warrants issued in connection with the Rights Offering exercised 1,886,510 warrants at an exercise price of $0.05. The remaining 1,903,462 warrants expired on April 14, 2004.

As a result of certain Rescission Transactions entered into by the Company on December 31, 2003 (Note 14), the Company issued warrants to purchase 59,210,028 shares of Company Common Stock to certain Subject Shareholders. The exercise prices of the warrants issued ranged from $0.0465 to $0.0489, are not exercisable until April 15, 2006, and expire on April 14, 2008.

In September 2004, the Company issued 100,000 warrants to Greenberg Traurig LLP (Note 14) at an exercise price of $0.25, all of which were immediately exercisable and will expire on September 6, 2014.

On December 30, 2004, the Committee made two issuances, to the Company's general counsel, of warrants to purchase an aggregate of 1,380,885 shares of Common Stock at an exercise price of $0.14, which was the closing price on the date of grant. The warrants will vest according to the following schedule: (1) warrants to purchase 250,000 shares are immediately vested; (2) warrants to purchase an additional 250,000 shares vest on December 30, 2005; (3) warrants to purchase an additional 630,885 shares vest on April 16, 2006; and (4) warrants to purchase an additional 250,000 vest on December 30, 2006. The Company incurred a non-cash charge to earnings of approximately $14,000, representing the fair value of the warrants vested. All such warrants expire 10 years from the date of issuance.

NOTE 16 — THE PROXY CONTEST AND RELATED LITIGATION

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

Accordingly, the Company's director nominees, Seymour G. Siegel, Alan Cohen and Harvey Ross, were elected to serve as Class I directors of the Company, for a term of one year expiring in 2005, and Joel L. Gold, Robert Cohen and Christopher G. Payan were elected as Class II directors of the Company, for a term of two years expiring in 2006.

On July 28, 2004, the aforementioned action was dismissed by Horizons, without prejudice, on consent.

During the year ended December 31, 2004, the Company incurred approximately $581,000 of costs associated with the proxy contest and related litigation, of which, as of December 31, 2004, approximately $92,000 remained due and is included in payables associated with proxy contest and related litigation on the accompanying Consolidated Balance Sheet.

NOTE 17 – 401(K) EMPLOYEE SAVINGS PLANS:

Emerging Vision, Inc. and VisionCare of California, Inc., each sponsor a 401(k) Employee Savings Plan (the "401(k) Plan") to provide all qualified employees of these entities with retirement benefits. Presently, the administrative costs of each 401(k) Plan are paid entirely by such qualified employees, no matching contributions having been provided by the Company.

NOTE 18 – FOURTH QUARTER CHARGES:

In the fourth quarter of 2004, the Company recognized non-cash equity compensation charges of approximately $143,000 related to the issuance of stock options and warrants (Notes 14 & 15). Additionally, the Company recorded a provision for doubtful accounts of approximately $188,000 related to certain of its franchise, notes and managed care receivables that management deemed uncollectible.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

The Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in the Company's internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The Board presently consists of six directors. The directors of Emerging Vision, Inc. ("EVI" or the "Company") are divided into two classes, designated as Class 1 and Class 2, respectively. Directors of each Class are elected at the Annual Meeting of the Shareholders of EVI held in the year in which the term of such Class expires, and serve thereafter for two years, or until their respective successors are duly elected and qualified or their earlier resignation, removal from office, retirement or death. Dr. Alan Cohen, Mr. Seymour G. Siegel and Mr. Harvey Ross presently serve as Class 1 Directors and are scheduled to hold office until the 2005 Annual Meeting of Shareholders. Drs. Robert Cohen, Mr. Joel L. Gold and Mr. Christopher G. Payan presently serve as Class 2 Directors and are scheduled to hold office until the 2006 Annual Meeting of Shareholders.

INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of EVI are as follows:

Name	Age	Position
Alan Cohen, O.D.	54	Chairman of the Board of Directors
Robert Cohen, O.D.	61	Director
Joel L. Gold	63	Director
Harvey Ross	60	Director
Seymour G. Siegel	60	Director
Christopher G. Payan	30	Chief Executive Officer and Director
Myles Lewis	37	Co-Chief Operating Officer and Senior Vice President – Business Development
Samuel Z. Herskowitz	35	Co-Chief Operating Officer and Chief Marketing Officer
Brian P. Alessi	29	Chief Financial Officer and Treasurer
Dr. Nicholas Shashati	45	President – VisionCare of California, Inc. ("VCC")

Dr. Alan Cohen has served as a director of the Company since its inception; and, as of May 31, 2002, became the Company's Chairman of the Board of Directors. He also served as Chief Operating Officer of the Company from 1992 until October 1995, when he became Vice Chairman of the Board of Directors, and as the Company's President, Chief Executive Officer and Chief Operating Officer from October 1998 through April 17, 2000, when he became President of the Company's retail optical store division, which position Dr. Cohen resigned from on January 9, 2001. Dr. Cohen, together with his brother, Dr. Robert Cohen, is the owner of Meadows Management, LLC ("Meadows"), which, until April 9, 2000, rendered consulting services to the Company. From 1974 to the present, Dr. Alan Cohen has been engaged in the retail and wholesale optical business. For more than 10 years, Dr. Cohen has also been a director, principal shareholder and officer of Cohen Fashion Optical, Inc. and its affiliates ("CF"), which currently maintains its principal offices in Garden City, New York. Since January 15, 2001, Dr. Cohen has served as President of General Vision Services, LLC ("GVS"), and, since October 2003, has served as an officer of Vision World, LLC ("Vision World"), each of which currently maintains its principal offices in New York City. Dr. Cohen and his brother, Dr. Robert Cohen, are also shareholders of CF and members of GVS and Vision World. CF and GVS each engage in, among other things, the operation (and, in the case of CF, franchising) of retail optical stores similar to those operated and franchised by the Company. GVS and Vision World also administer third party benefit programs similar to those being administered by the Company. Dr. Cohen is also an officer and a director of several privately held management and real estate companies and other businesses. Dr. Cohen graduated from the Pennsylvania School of Optometry in 1972, where he received a Doctor of Optometry degree.

Dr. Robert Cohen had served as Chairman of the Board of Directors of the Company from its inception through April 7, 2000, when he resigned as Chairman, but not as a director. He also served as Chief Executive Officer of the Company from its inception until October 1995. Dr. Cohen, together with his brother, Dr. Alan Cohen, is the owner of Meadows, which, until April 9, 2000, rendered consulting services to the Company. From 1968 to the present, Dr. Robert Cohen has been engaged in the retail and wholesale optical business. For more than 10 years, Dr. Cohen has also served as President and a director of CF. Since January 15, 2001, Dr. Cohen has served as the Chief Executive Officer of GVS, and, since October 2003, has served as an officer of Vision World. Dr. Cohen and his brother, Dr. Alan Cohen, are also shareholders of CF and members of GVS and Vision World. Dr. Cohen is also an officer and a director of several privately held management and real estate companies and other businesses. Dr. Cohen graduated from the Pennsylvania School of Optometry in 1968, where he received a Doctor of Optometry degree.

Joel L. Gold has served as a director of the Company since December 1995. He is currently Head of Investment Banking at Andrew Garrett Inc. ("AGI"), an investment-banking firm located in New York City. Joel has been with AGI since October 2004. From January 2000 until September 2004, he served as Executive Vice President of Investment Banking of Berry Shino Securities, Inc., an investment-banking firm also located in New York City. From January 1999 until December 1999, he was an Executive Vice President of Solid Capital Markets, an investment-banking firm also located in New York City. From September 1997 to January 1999, he served as a Senior Managing Director of Interbank Capital Group, LLC, an investment banking firm also located in New York City. From April 1996 to September 1997, Mr. Gold was an Executive Vice President of LT Lawrence & Co., and from March 1995 to April 1996, a Managing Director of Fechtor Detwiler & Co., Inc., a representative of the underwriters for the Company's initial public offering. Mr. Gold was a Managing Director of Furman Selz Incorporated from January 1992 until March 1995. From April 1990 until January 1992, Mr. Gold was a Managing Director of Bear Stearns and Co., Inc. ("Bear Stearns"). For approximately 20 years before he became affiliated with Bear Stearns, he held various positions with Drexel Burnham Lambert, Inc. He is currently a director, and serves on the Audit and Compensation Committees, of Geneva Financial Corp., a publicly held specialty, consumer finance company.

Harvey Ross has served as a director of the Company since July 2004. Mr. Ross was Chairman and Chief Executive Officer of Viva International Group ("Viva") until February 2005 and has in excess of thirty-five years of experience in the optical industry. Mr. Ross currently serves as a consultant to High Mark, the Company that acquired Viva. From 1974 through 1977, Mr. Ross served as President of Jan Optical, a retail distributor of optical frames. In 1978, Mr. Ross founded Viva, a company he grew into one of the world's largest and most successful manufacturers and distributors of fashion eyewear in the United States and abroad, which include offices in Australia, Brazil, Canada, France, Germany, Hong Kong, Italy, Japan, Mexico, Spain and the United Kingdom. Viva's distribution of designer eyewear to more than 50 countries around the world, and throughout the U.S., include such brands as Guess, Tommy Hilfiger, Gant, Candies, Ellen Tracy, Harley Davidson, Bongo, Marc Ecko Scopes, Catherine Deneuve, Viva and Savvy. From 1989 through 2003 Mr. Ross also served as a director of several corporations including, from 1989 through 2003, Ashton Imports, a leading distributor of Luxury Eyewear. From 1994 through 2003, Mr. Ross served as a director of Vision Council of America, a national association for Vision Care and Education formed to assist frame and lens manufacturers and distributors. Mr. Ross also serves as an officer and director of several real estate investment companies.

Seymour G. Siegel has served as a director of the Company since July 2004. Mr. Siegel is a certified public accountant and a principal in the Siegel Rich Division of Rothstein, Kass & Company, P.C., an accounting and consulting firm. From 1974 to 1990 he was managing partner and founder of Siegel Rich and Co., P.C., CPAs, which merged into M.R. Weiser & Co., LLC where he was a senior partner. He formed Siegel Rich Inc. in 1994, which in April 2000 became a division of Rothstein, Kass & Company, P.C. Mr. Siegel has been a director, trustee and officer of numerous businesses, philanthropic and civic organizations. He has served as a director and member of the audit committees of Barpoint.com, Oak Hall Capital Fund, Prime Motor Inns Limited Partnership and Noise Cancellation Technologies, all public companies. Mr. Siegel currently serves as a director and chairman of the audit committee of Hauppauge Digital, Inc.

Christopher G. Payan joined the Company as its Vice President of Finance in July 2001. In October 2001, he was appointed as its Senior Vice President, Chief Financial Officer, Secretary and Treasurer; and, on April 29, 2002, was appointed as one of its Chief Operating Officers. On March 24, 2004, Mr. Payan was appointed to the Company's board of directors and resigned as its Treasurer. On June 7, 2004, Mr. Payan was appointed Chief Executive Officer and resigned from all of his other offices. From March 1995 through July 2001, Mr. Payan was employed by Arthur Andersen LLP, at the time, one of the world's largest professional services firms, where he provided various audit, accounting, operational consulting and advisory services to various small and mid-sized private and public companies in various industries. Mr. Payan also serves on the boards of directors of Hauppauge Digital, Inc. and Newtek Business Services, Inc., both public companies. Mr. Payan is a certified public accountant.

Samuel Z. Herskowitz joined the Company in January 1996 and, effective April 29, 2002, was appointed as one of its Chief Operating Officers, as well as its Chief Marketing Officer. From 1996 to April 1997, Mr. Herskowitz served as the Director of Operations of EVI's then wholly owned subsidiary, Insight Laser Centers, Inc. In April 1997, Mr. Herskowitz became responsible for the Company's corporate communications and, in January 1998, was appointed to the position of Director of Marketing and Advertising of the Company, in which position he served until April 1999, when he became the Company's Vice President – Marketing and Advertising. From 1993 to December 1995, Mr. Herskowitz was the Director of Public Relations for Rosenblum Eye Centers located in New York City. Mr. Herskowitz received a Masters in Business Administration from Baruch College of the City University of New York.

Myles S. Lewis joined the Company in October 1999 as its Vice President – Managed Care and, effective April 29, 2002, was appointed as one of the Company's Chief Operating Officers and its Senior Vice President – Business Development. From October 1998 to September 1999, Mr. Lewis served as Vice President of Managed Care for Vista Eyecare, Inc., located in Lawrenceville, Georgia, as well as President of ProCare Eye Exam, Inc., Vista's health maintenance organization located in the State of California. From January 1993 to September 1998, Mr. Lewis was employed by New West Eyeworks, located in Tempe, Arizona, in various executive capacities, including Vice President – Managed Care, President of Vista Eyecare Network, LLC, a managed care company owned by New West Eyeworks, and Director of Strategic Projects and Operations. Mr. Lewis graduated from Arizona State University, where he received a Bachelors of Science degree in Management. Mr. Lewis also serves on the boards of directors of several real estate companies.

Brian P. Alessi joined the Company as its Assistant Controller in October 2001. In February 2002, he was appointed as its Controller, and on March 24, 2004 was appointed Treasurer of the Company. On June 7, 2004, Mr. Alessi was appointed Chief Financial Officer. From December 1999 through October 2001, Mr. Alessi was employed by Arthur Andersen LLP, where he provided audit, accounting and consulting services to small and mid-sized companies in various industries. From August 1997 through December 1999, Mr. Alessi was employed by Yohalem Gillman & Company LLP, where he provided audit and accounting services to small and mid-sized private companies, and tax services to individuals. Mr. Alessi graduated from the University of Miami, where he received a Bachelors of Business Administration degree in Accounting.

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

AUDIT COMMITTEE

The Audit Committee of the Board of Directors is responsible for recommending independent accountants to the Board, reviewing our financial statements with management and the independent accountants, making an appraisal of our audit effort and the effectiveness of our financial policies and practices and consulting with management and our independent accountants with regard to the adequacy of internal accounting controls. The members of the Audit Committee currently are Joel L. Gold, Harvey Ross and Seymour G. Siegel. The Company's Board of Directors has determined that Seymour G. Siegel, a member of the Audit Committee of the Board, is an "audit committee financial expert," as that term is defined in Item 401(h) of Regulation S-K. The directors who serve on the Audit Committee are "independent" directors based on the definition of independence in the listing standards of the National Association of Securities Dealers.

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

Based solely on a review of the copies of such forms furnished to EVI, or written representations that no Forms 5 were required, EVI believes that, during the year ended December 31, 2004, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.

Item 11.    Executive Compensation

The following Summary Compensation Table sets forth the compensation, for the three years ended December 31, 2004, of each of the Company's five most highly compensated executive officers that were serving as executive officers of the Company and/or VCC as of December 31, 2004 (collectively, the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

						Long-Term Compensation
Name and Principal Position	Fiscal Year	Annual Compensation		Securities Underlying Stock Options		All Other Compensation
		Salary						Bonus
Christopher G. Payan,	2004	$275,000	(2)	$—		7,208,220	(4)	$7,200	(7)
Chief Executive Officer and	2003	$175,000	(2)	$26,000	(3)	100,000	(5)	$32,200	(8)
Director (1)	2002	$169,000	(2)	$—		100,000	(6)	$6,000	(7)
Myles S. Lewis,	2004	$190,000	(9)	$—		3,314,124	(10)	$6,000	(12)
Co-Chief Operating Officer and	2003	$156,000	(9)	$26,000	(3)	100,000	(11)	$6,000	(12)
Senior Vice President –	2002	$156,000	(9)	$—		—		$3,000	(12)
Business Development
Samuel Z. Herskowitz,	2004	$190,000	(13)	$—		1,841,180	(14)	$10,000	(15)
Co-Chief Operating Officer and	2003	$125,000	(13)	$26,000	(3)	100,000	(12)	$10,000	(15)
Chief Marketing Officer	2002	$125,000	(13)	$—		—		$11,000	(15)
Brian P. Alessi,	2004	$121,000	(17)	$—		920,950	(18)	$—
Chief Financial Officer and	2003	$94,000	(17)	$—		—		$—
Treasurer(16)	2002	$77,000	(17)	$—		—		$—
Dr. Nicholas Shashati,	2004	$137,000	(19)	$—		—		$—
President – VisionCare of	2003	$125,000	(19)	$—		—		$—
California	2002	$125,000	(19)	$—		—		$—

(1)	Mr. Payan became Vice President of Finance on July 16, 2001, Senior Vice President, Chief Financial Officer, Treasurer and Secretary in October 2001, and Co-Chief Operating Officer on April 29, 2002. On March 24, 2004, Mr. Payan resigned as Treasurer and was appointed a director of the Company. On June 7, 2004, Mr. Payan was appointed Chief Executive Officer and resigned all of his other offices.

(2)	Represents salary paid to Mr. Payan.

(3)	Represents bonus paid related to the year ended December 31, 2003.

(4)	Represents 1,305,000 options that are fully vested and exercisable, and 5,903,220 (the underlying shares of which are subject to shareholder approval) that will vest at various dates through December 31, 2006.

(5)	All of these options were exercised on May 20, 2004.

(6)	All of these options were exercised in February 2003.

(7)	Represents car allowance payments made to Mr. Payan.

(8)	Represents car allowance payments made to Mr. Payan, along with the payment for certain additional services provided in connection with the Company's evaluation of an offer, during 2003, by certain of its directors and principal shareholders, and some of their immediate family members, to acquire all of the outstanding capital stock of the Company.

(9)	Represents salary paid to Mr. Lewis.

(10)	Represents 600,000 options that are fully vested and exercisable, and 2,714,124 options (the underlying shares of which are subject to shareholder approval) that will vest at various dates through December 31, 2006.

(11)	All of these options were exercised in November 2003.

(12)	Represents car allowance payments made to Mr. Lewis.

(13)	Represents salary paid to Mr. Herskowitz.

(14)	Represents 333,334 options that are fully vested and exercisable, and 1,507,846 options (the underlying shares of which are subject to shareholder approval) that will vest at various dates through December 31, 2006.

(15)	Represents car allowance payments made to Mr. Herskowitz.

(16)	Mr. Alessi served as Controller of the Company until June 7, 2004, when he became Chief Financial Officer. Mr. Alessi became Treasurer on March 24, 2004.

(17)	Represents salary paid to Mr. Alessi.

(18)	Represents 166,666 options that are fully vested and exercisable, and 754,284 options (the underlying shares of which are subject to shareholder approval) that will vest at various dates through December 31, 2006.

(19)	Represents salary paid to Dr. Shashati.

OPTION GRANTS IN LAST FISCAL YEAR

On December 30, 2004, the Compensation Committee of the Board granted an aggregate of 13,284,114 stock options to the Named Executive Officers of the Company. The options have an exercise price of $0.14, a term of 10 years, and vest at various dates through December 30, 2006.

The following table sets forth information concerning the options granted, during 2004, to the Named Executive Officers of the Company:

Name	Number of Shares Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date	Potential Realizable Value of Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%	10%
Christopher G. Payan	7,208,220	54.3%	$0.14	12/30/14	$649,000	$1,586,000
Myles S. Lewis	3,314,124	24.9%	$0.14	12/30/14	$298,000	$729,000
Samuel Z. Herskowitz	1,841,180	13.9%	$0.14	12/30/14	$166,000	$405,000
Brian P. Alessi	920,590	6.9%	$0.14	12/30/14	$83,000	$203,000

Reference is made to Note 15 to the Consolidated Financial Statements for more detailed information regarding the Company's equity compensation plans. The following provides certain information with respect to the Company's equity compensation plans as of December 31 2004:

	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities available for future issuance under equity compensation plan (excludes securities reflected in column (A)
Authorized by shareholders	6,864,634	$1.50	135,366
Not authorized by shareholders	72,652,027	$0.64	—

AGGREGATE OPTIONS EXERCISED IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the- Money Options at FY-End ($)* Exercisable/Unexercisable
Christopher G. Payan	100,000	$9,000	1,355,000/5,903,220	$13,050/$59,032
Myles S. Lewis	—	$ —	650,000/2,714,124	$6,000/$27,141
Samuel Z. Herskowitz	—	$ —	400,834/1,507,846	$3,333/$15,078
Brian P. Alessi	—	$ —	166,666/753,924	$1,666/$7,539
Dr. Nicholas Shashati	—	$ —	140,000/-0-	$0/$0

*    Based on the OTC Bulletin Board closing price for the last business day of the fiscal year ($0.15).

The stock options granted to the Named Executive Officers have exercise prices as follows: Christopher G. Payan: 7,208,220 options at $0.14 and 50,000 options at $0.26; Myles S. Lewis: 3,314,124 options at $0.14; Samuel Z. Herskowitz: 1,841,180 options at $0.14, 20,000 options at $6.31, and 10,000 options at $3.25; Dr. Nicholas Shashati: 100,000 options at $0.33, 20,000 options at $6.31, 10,000 options at $3.25, and 10,000 options at $7.50; and Brian P. Alessi: 920,590 options at $0.14.

DIRECTOR COMPENSATION

Directors who are not employees or executive officers of the Company receive $20,000 per annum, payable in equal, quarterly installments of $5,000, $1,500 for each in person meeting, and no additional compensation for telephonic meetings or actions taken by written consent in lieu of a meeting. In the event that multiple meetings are held on the same day, directors will receive compensation for one meeting. Further, all directors are reimbursed for certain expenses in connection with their attendance at board and committee meetings.

Other than with respect to the reimbursement of expenses, directors who are employees or executive officers of the Company will not receive additional compensation for serving as a director.

Item 12.    Security Ownership of Certain Beneficial Owners, Management and Related Stockholder
Matters

I.    COMMON STOCK:

The following table sets forth information, as of March 31, 2005, regarding the beneficial ownership of our common stock by: (i) each shareholder known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock; (ii) each of our directors; (iii) each of our Named Executive Officers (as said term is defined under the caption "Executive Compensation" below); and (iv) all directors and executive officers of the Company as a group, in each case, based on 70,323,698 total number of common stock outstanding as of that date.

The percentages in the "Percent of Class" column are calculated in accordance with the rules of the SEC, under which a person may be deemed to be the beneficial owner of shares if that person has or shares the power to vote or dispose of those shares or has the right to acquire beneficial ownership of those shares within 60 days (for example, through the exercise of an option or warrant). Accordingly, the shares shown in the table as beneficially owned by certain individuals may include shares owned by certain members of their respective families. Because of these rules, more than one person may be deemed to be the beneficial owner of the same shares. The inclusion of the shares shown in the table is not necessarily an admission of beneficial ownership of those shares by the person indicated. The address of Horizons Investors Corp. is 2830 Pitkin Avenue, Brooklyn, New York 11208. The address of Joel L. Gold is c/o Andrew Garrett, 425 Park Avenue, 22nd Floor, New York, New York 10022. The address of Nicholas Shashati is c/o Sterling VisionCare, 9663 Tierra Grande Street, San Diego, California 92126. The address of Lou Weisbach is c/o Teamscape, LLC, 3100 Dundee Road, Suite 704, Northbrook, IL 60062. The address of all other persons listed below is 100 Quentin Roosevelt Boulevard, Garden City, New York 11530.

Name	Beneficial Ownership		Percent of Class
Christopher G. Payan (a) (b)	2,567,500	(1)	3.6%
Myles S. Lewis (b)	750,000	(2)	1.1%
Samuel Z. Herskowitz (b)	500,834	(3)	*
Brian P. Alessi (b)	166,666	(4)	*
Dr. Nicholas Shashati (b)	140,000	(5)	*
Dr. Alan Cohen (a)	2,850,469	(6)	4.0%
Dr. Robert Cohen (a)	2,473,859	(7)	3.5%
Joel L. Gold (a)	221,500	(8)	*
Harvey Ross (a)	977,011		1.4%
Horizons Investors Corp.	23,926,531	(9)	34.0%
Lou Weisbach	4,085,000		5.8%
All current directors and executive officers as a group	10,647,839	(10)	14.6%

*	less than 1%

(a)	Director

(b)	Executive officer

(1)	Includes the right to acquire 1,355,000 shares of common stock upon the exercise of presently exercisable, outstanding options, but excludes the right to acquire 1,305,000, 3,293,220 and 1,305,000 shares of common stock upon the exercise of outstanding options that are not exercisable until December 30, 2005, April 16, 2006 and December 30, 2006, respectively.

(2)	Includes the right to acquire 650,000 shares of common stock upon the exercise of presently exercisable, outstanding options, but excludes the right to acquire 600,000, 1,514,124 and 600,000 shares of common stock upon the exercise of outstanding options that are not exercisable until December 30, 2005, April 16, 2006 and December 30, 2006, respectively.

(3)	Includes the right to acquire 400,834 shares of common stock upon the exercise of presently exercisable, outstanding options, but excludes the right to acquire 333,333, 841,180 and 333,333 shares of common stock upon the exercise of outstanding options that are not exercisable until December 30, 2005, April 16, 2006 and December 30, 2006, respectively.

(4)	Includes the right to acquire 166,666 shares of common stock upon the exercise of presently exercisable, outstanding options, but excludes the right to acquire 166,667, 420,950 and 166,667 shares of common stock upon the exercise of outstanding options that are not exercisable until December 30, 2005, April 16, 2006 and December 30, 2006, respectively.

(5)	Represents the right to acquire 140,000 shares of common stock upon the exercise of presently exercisable, outstanding options.

(6)	Includes (i) the right to acquire 200,000 shares of common stock upon the exercise of presently exercisable, outstanding options, and (ii) 26,700 shares owned by Dr. Cohen, as custodian for each of Erica and Nicole Cohen (Dr. Cohen's children, as to which Dr. Cohen disclaims beneficial ownership), but excludes (i) 8,973,800 shares, in the aggregate, held in trust for Dr. Cohen's minor children, Erica, Nicole, Jaclyn and Gabrielle, as beneficiaries, in respect of which Dr. Cohen is not a trustee and has no dispositive or investment authority, and as to which he disclaims beneficial ownership and (ii) the right to acquire 5,562,753 (and, in the case of Dr. Cohen's children trusts, 9,200,864) shares of common stock upon the exercise of outstanding warrants that are not exercisable until April 15, 2006.

(7)	Includes the right to acquire 200,000 shares of common stock upon the exercise of presently exercisable, outstanding options, but excludes (i) 8,766,566 shares, in the aggregate, owned by Dr. Cohen's adult children, Allyson, Jeffrey and Stefanie, as to which Dr. Cohen has no dispositive or investment authority and disclaims beneficial ownership and (ii) the right to acquire 4,293,729 (and, in the case of Dr. Cohen's children, 9,084,906) shares of common stock upon the exercise of outstanding warrants that are not exercisable until April 15, 2006.

(8)	Includes 1,500 shares of common stock owned by Mr. Gold's children and the right to acquire 220,000 shares of common stock upon the exercise of presently exercisable, outstanding options, but excludes an additional 5,000 shares of common stock owned by Mr. Gold's wife, as to which Mr. Gold disclaims beneficial ownership.

(9)	Represents shares of common stock owned by Horizons Investors Corp., or Horizons, a New York corporation principally owned by Mr. Fernandez, and includes the right to acquire 100,000 shares of common stock upon the exercise of presently exercisable, outstanding options, but excludes the right to acquire 31,067,776 shares of common stock upon the exercise of outstanding warrants that are not exercisable until April 15, 2006.

(10)	Includes (i) the right to acquire 3,332,500 shares of common stock upon the exercise of presently exercisable, outstanding options, and (ii) 26,700 shares owned by Dr. Cohen, as custodian for each of Erica and Nicole Cohen (as to which Dr. Cohen disclaims beneficial ownership), but excludes the right to acquire 2,405,000, 15,925,596, and 2,405,000 shares of common stock upon the exercise of options and/or warrants that are not exercisable until December 30, 2005, April 15, 2006, and December 30, 2006, respectively. In accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended, the 3,332,500 shares of common stock for which the Company's directors and executive officers, as a group, hold currently exercisable options and warrants, have been added to the total number of issued and outstanding shares of common stock solely for the purpose of calculating the percentage of such total number of issued and outstanding shares of common stock beneficially owned by such directors and executive officers as a group.

II.    SENIOR CONVERTIBLE PREFERRED STOCK:

Set forth below is the name, address, stock ownership and voting power of each person or group of persons known by the Company to beneficially own more than 5% of the outstanding shares of its Senior Convertible Preferred Stock:

Name	Beneficial Ownership		Percent of Class
Rita Folger 1257 East 24th Street Brooklyn, NY 11210	0.74	(1)	100%

(1)	These shares are convertible into an aggregate of 98,519 shares of Common Stock; and the holder thereof will be entitled to cast that number of votes at any meeting of shareholders.

Item 13.    Certain Relationships and Related Transactions

Cohen's Fashion Optical

Drs. Robert and Alan Cohen are officers and directors of Cohen Fashion Optical, Inc., or CF, including its affiliate, Real Optical, LLC. ("REAL"). CF, which has been in existence since 1978, owns a chain of company-operated and franchised retail optical stores doing business under the name "Cohen's Fashion Optical." As of March 31, 2005, CF had 70 franchised stores and 12 company-owned stores. In addition, CF also licenses to retail optical stores the right to operate under the name "Cohen's Kids Optical" or "Ultimate Spectacle." As of March 31, 2005, there were 2 Ultimate Spectacle stores located in the State of New York; and REAL, as of such date, operated 3 stores (under the name "Cohen's Fashion Optical"), all of which were located in New York State. CF and REAL stores are similar to the Company's retail optical stores. CF has been offering franchises since 1979 and currently has retail optical stores in the States of Connecticut, Florida, New Hampshire, Massachusetts, New Jersey and New York. In the future, Cohen's Fashion Optical, Cohen's Kids Optical or Ultimate Spectacle stores may be located in additional states. As of March 31, 2005, approximately 15 CF stores were located in the same shopping center or mall as, or in close proximity to, certain of the Company's retail optical stores. It is possible that one or more additional Cohen's Fashion Optical stores, Cohen's Kids Optical stores or Ultimate Spectacle stores may, in the future, be located near one or more of the Company's retail optical stores, thereby competing directly with such Company stores. In addition, the Company's stores and certain of CF's stores jointly participate, as providers, under certain third party benefit plans obtained by either the Company or CF, which arrangement is anticipated to continue in the future.

In January 2002, the Company subleased from CF, for a term of five years, a portion of the space then being leased by CF in a building located at 100 Quentin Roosevelt Boulevard, Garden City, New York and, in connection therewith, relocated its principal executive offices to such premises. Occupancy costs are being allocated between the Company and CF based upon the respective square footages being occupied. The Company believes that its rent with respect to such premises is equal to the fair market rental value of such space.

On December 31, 2002, the Company refinanced certain past due amounts, owed to CF, in an effort to improve its current cash flow position. As a result, the Company signed a 5-year, $200,000 promissory note, in favor of CF, bearing interest at a rate of 10% per annum, and which is payable in equal monthly installments of principal and interest.

In the ordinary course of business, largely due to the fact that the entities occupy office space in the same building, and in an effort to obtain savings with respect to certain administrative costs, the Company and CF will at times share in the costs of minor expenses. Management believes it has appropriately accounted for these expenses.

General Vision Services

In January 2001, General Vision Services, LLC, or GVS, a Delaware limited liability company located in New York City and beneficially owned, in principal part, by Drs. Robert and Alan Cohen and certain members of their respective immediate families (collectively, the "Cohen Family"), acquired substantially all of the assets of General Vision Services, Inc. As of March 31, 2005, GVS operated approximately 22 retail optical stores, principally located in New Jersey and in the New York metropolitan area, which stores are similar to the retail optical stores operated and franchised by the Company. In addition, GVS solicits and administers third party benefit programs similar to those being administered by the Company. GVS does not franchise any retail optical stores. It is possible that a GVS store, or another retail optical store which provides third party benefit plans administered by GVS, may now or in the future be located near one or more of the Company's retail optical stores and may be competing directly with such store.

Furthermore, the Company, CF and GVS jointly participate in certain third party benefit plans, and certain of the Company's retail optical stores, CF's stores and GVS' stores participate as providers under third party benefit plans obtained by either the Company, CF or GVS and, in all likelihood, will continue to do so in the future.

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

During 2004, 2003 and 2002, the Company purchased from City Lens, Inc., or City Lens, an ophthalmic lens laboratory owned by GVS, ophthalmic lenses and certain lens refinishing services for its Company-owned stores. For the years ended December 31, 2004, 2003 and 2002, the total cost of such lenses and services purchased from City Lens was approximately $1,000, $26,000 and $228,000, respectively. The Company believes that the cost of such lenses and services were as favorable to the Company as those which could have been obtained from an unrelated third party.

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

Newtek Business Services

Christopher G. Payan, the Company's Chief Executive Officer and a director of the Company, serves on the board of directors of Newtek Business Services, Inc., or NBSI, a company that provides various financial services to both small and mid-sized businesses. The Company utilizes the bank and non-bank card processing services of one of NBSI's affiliated companies. During the years ended December 31, 2004 and 2003, the Company paid approximately $65,000 and $23,000, respectively, to such affiliate for such services provided. The Company believes that the cost of such services was as favorable to the Company as those that could have been obtained from an unrelated third party.

Transactions Among the Company and the Cohen Family

On December 31, 2003, the Company entered into agreements, with certain of the members of the Cohen Family (collectively, the "Subject Shareholders"), pursuant to which the Company and each of the Subject Shareholders agreed to, and effectuated, (a) the rescission, ab initio, of the exercise, by the Subject Shareholders, of 6,178,840 of the over-subscription rights of the Subject Shareholders (and, accordingly, of the issuance, to such Subject Shareholders, of the units associated therewith) granted to them in the Rights Offering, and (b) the rescission, surrender and cancellation of all of the remaining warrants (15,784,572 in the aggregate) that were acquired by the Subject Shareholders in the Rights Offering (collectively, the "Rescission Transactions"). In connection with the Rescission Transactions, the Company agreed to repay each Subject Shareholder the original subscription amount of $0.04 (previously paid by each Subject Shareholder) for each of the rescinded units (together with interest at a rate of 6% per annum from the date of the original acquisition thereof), which, in the aggregate for all of the Subject Shareholders, totaled $247,154. This sum (plus interest) is payable, by the Company, on or before April 14, 2007, pursuant to a series of promissory notes issued to the Subject Shareholders.

Recognizing that the Subject Shareholders suffered certain damages in connection with the Rescission Transactions, on December 31, 2003, (i) the Company and the Shareholders entered into settlement agreements with each of the Subject Shareholders, pursuant to which the Subject Shareholders released any and all claims that they may have had against the Company as a result of the consummation of the Rescission Transactions, and (ii) the Company, in consideration for such releases, granted to the Subject Shareholders, in the aggregate, new warrants to purchase 28,142,252 shares of the Company's common stock. The exercise prices of the new warrants issued to each of the Subject Shareholders ranged from $0.0465 to $0.0489. These exercise prices were calculated with the intention of allowing the Subject Shareholders to purchase equity of the Company on substantially the same economic terms that they would have been originally entitled pursuant to the Rights Offering, but for the Rescission Transactions. The new warrants are not exercisable until April 15, 2006, and expire on April 14, 2008.

Item 14.    Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Miller, Ellin & Company LLP, our independent auditors, for professional services rendered for the years ended December 31, 2004 and 2003:

Fee Category	2004	2003
Audit fees (1)	$102,500	$92,500
Audit-related fees	—	—
Tax fees (2)	—	—
All other fees	13,270	9,532
Total fees	$115,770	$102,032

(1)	Audit fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the years ended December 31, 2004 and 2003.

(2)	The Company uses a different accounting firm to prepare its consolidated federal and state tax returns in connection with IRS regulations. For the years ended December 31, 2004 and 2003, the fees billed to us for such services were $30,000 and $30,000, respectively.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of
Independent Auditor

The Audit Committee is responsible for the appointment, compensation and oversight of the work of the independent auditors and approves in advance any services to be performed by the independent auditors, whether audit-related or not. The Audit Committee reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent auditors. All of the fees shown above were pre-approved by the Audit Committee.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Report:

1.    Financial Statements.

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders' Equity (Deficit) for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

2.    Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, are not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3.    Exhibits

EXHIBIT INDEX

Exhibit Number
3.1	Restated Certificate of Incorporation of Sterling Vision, Inc., filed on December 20, 1995 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995)
3.2	Amended and Restated By-Laws of Sterling Vision, Inc., dated December 18, 1995 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995)
3.3	Certificate of Amendment of the Certificate of Incorporation of Sterling Vision, Inc., filed on January 26, 2000 (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)
3.4	Form of Certificate of Amendment of the Certificate of Incorporation of Sterling Vision, Inc., filed on February 8, 2000 (incorporated by reference to Exhibit 10.94 to the Company's Current Report on Form 8-K, dated February 8, 2000)
3.5	Form of Certificate of Amendment of the Certificate of Incorporation of Sterling Vision, Inc., filed on February 10, 2000 (incorporated by reference to Exhibit 10.96 to the Company's Current Report on Form 8-K, dated February 8, 2000)
3.6	Certificate of Amendment of the Certificate of Incorporation of Sterling Vision, Inc., filed on April 17, 2000 (incorporated by reference to Exhibit 3.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)
3.7	Certificate of Amendment of the Certificate of Incorporation of Emerging Vision, Inc., filed on July 15, 2002 (incorporated by reference to Exhibit 3.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)

Exhibit Number
3.8	First Amendment to Amended and Restated By-Laws of Emerging Vision Inc., dated November 13, 2003 (incorporated by reference to Exhibit 3.8 to the Company's Current Report in Form 8-K, dated December 31, 2003.
4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-98368)
4.2	Form of Warrant issued to Subject Shareholders in connection with Settlement Agreements (incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003)
10.1	Sterling Vision, Inc.'s 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement No. 33-98368)
10.2	Form of Sterling Vision, Inc.'s Franchise Agreement (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement No. 33-98368)
10.3	Form of Franchisee Stockholder Agreement to be entered into between Sterling Vision, Inc. and certain of its Franchisees (incorporated by reference to Exhibit 10.47 to the Company's Registration Statement No. 33-98368)
10.4	First Amendment to Sterling Vision, Inc.'s 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.63 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File No. 1-14128)
10.5	Exchange Agreement, dated April 14, 1998, between the Company and the Original Holders of the Registrant's Convertible Debentures Due February 17, 1999 (incorporated by reference to Exhibit 10.78 to the Company's Current Form on 8-K, dated April 14, 1998)
10.6	First Amendment to Convertible Preferred Stock and Warrants Subscription Agreement, dated January 4, 1999 (incorporated by reference to Exhibit 10.78 to the Company's Current Report on Form 8-K, dated January 4, 1999)
10.7	Second Amendment to Convertible Preferred Stock and Warrants Subscription Agreement, dated March 4, 1999 (incorporated by reference to Exhibit 10.79 to the Company's Current Report on Form 8-K, dated March 4, 1999)
10.8	Third Amendment to Convertible Preferred Stock and Warrants Subscription Agreement, dated December 7, 1999 (incorporated by reference to Exhibit 10.90 to the Company's Current Report on Form 8-K, dated December 7, 1999)
10.9	Asset Purchase Agreement, dated as of May 31, 2001, by and among Insight Laser Centers N.Y.I, Inc., Insight Amsurg Centers, Inc., Emerging Vision, Inc. and Amsurg Acquisition Corp. (incorporated by reference to Exhibit 10.114 to the Company's Current Report on Form 8-K, dated June 13, 2001)
10.10	Form of Settlement Agreement and General Release, dated as of April 1, 2002, between Emerging Vision, Inc. and each of V.C. Enterprises, Inc., Bridget Licht, Sitescope, Inc., Eyemagination Eyeworks, Inc. and Susan Assael, including the form of Area Representation Agreement annexed thereto as an Exhibit (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001)
10.11	Form of Rescission Agreement between the Company and certain Subject Shareholders (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003)

Exhibit Number
10.12	Form of Promissory Note made by the Company in favor of Subject Shareholders in connection with Rescission Agreements (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003)
10.13	Form of Settlement Agreement between the Company and certain Subject Shareholders as a result of Rescission Transactions (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003)
21.1*	List of Subsidiaries
23.1*	Consent of Independent Public Accountants
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibit being filed herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGING VISION, INC.
By: /s/ Christopher G. Payan
Christopher G. Payan Chief Executive Officer
Date: March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher G. Payan	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2005

Christopher G. Payan

/s/ Brian P. Alessi	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2005

Brian P. Alessi

/s/ Dr. Alan Cohen	Chairman of the Board of Directors	March 31, 2005

Dr. Alan Cohen

/s/ Dr. Robert Cohen	Director	March 31, 2005

Dr. Robert Cohen

/s/ Joel L. Gold	Director	March 31, 2005

Joel L. Gold

/s/ Harvey Ross	Director	March 31, 2005

Harvey Ross

/s/ Seymour G. Siegel	Director	March 31, 2005

Seymour G. Siegel