Form 10-Q
period 2005-03-31
EMERGING VISION INC
filed 2005-05-16
CIK 1002554

4


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark one)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
      _____________

      Commission file number: 1-14128

                              EMERGING VISION, INC.
             (Exact name of Registrant as Specified in Its Charter)


             New York                                   11-3096941
   ----------------------------             ---------------------------------
     (State of Incorporation)               (IRS Employer Identification No.)

                         100 Quentin Roosevelt Boulevard
                           Garden City, New York 11530
                           ---------------------------
          (Address of Principal Executive Offices, Including Zip Code)

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

                                 Yes  |X|         No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes  |_|         No |X|

As of May 16, 2005, there were 70,323,698 outstanding shares of the registrant's Common Shares, par value $0.01 per share.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     EMERGING VISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                              March 31,          December 31,
                                                                                                2005                 2004
                                                                                           ---------------     ---------------
                                                                                           (Unaudited)
                                     ASSETS
                                     ------
Current assets:
   Cash and cash equivalents                                                               $         1,148     $           880
   Franchise receivables, net of allowance of $85 and $114, respectively                             1,861               1,512
   Other receivables, net of allowance of $32 and $47, respectively                                     98                 113
   Current portion of franchise notes receivable, net of allowance
     of $101 and $58, respectively                                                                     341                 379
   Inventories, net                                                                                    391                 396
   Prepaid expenses and other current assets                                                           357                 452
                                                                                           ---------------     ---------------
                    Total current assets                                                             4,196               3,732
                                                                                           ---------------     ---------------

Property and equipment, net                                                                            466                 487
Franchise notes receivable, net of allowance of $34 and $22, respectively                              223                 295
Goodwill                                                                                             1,266               1,266
Other assets                                                                                           233                 209
                                                                                           ---------------     ---------------
                     Total assets                                                          $         6,384     $         5,989
                                                                                           ===============     ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
   Accounts payable and accrued liabilities                                                $         4,126     $         4,162
   Payables associated with proxy contest and related litigation                                        50                  92
   Accrual for store closings                                                                           42                  42
   Related party borrowings                                                                             40                  39
                                                                                           ---------------     ---------------
                      Total current liabilities                                                      4,258               4,335
                                                                                           ---------------     ---------------

Long-term debt                                                                                         385                 385
                                                                                           ---------------     ---------------
Related party borrowings                                                                               224                 234
                                                                                           ---------------     ---------------
Franchise deposits and other liabilities                                                               658                 659
                                                                                           ---------------     ---------------

Contingencies

Shareholders' equity:
     Preferred stock, $0.01 par value per share; 5,000,000 shares authorized:
         Senior Convertible Preferred Stock, $100,000 liquidation preference per share;
        0.74 shares issued and outstanding                                                              74                  74
     Common stock, $0.01 par value per share; 150,000,000 shares authorized; 70,506,035
             shares issued, and 70,323,698 shares outstanding                                          705                 705
     Treasury stock, at cost, 182,337 shares                                                          (204)               (204)
     Additional paid-in capital                                                                    126,249             126,213
     Accumulated deficit                                                                          (125,965)           (126,412)
                                                                                           ---------------     ---------------
                      Total shareholders' equity                                                       859                 376
                                                                                           ---------------     ---------------
                      Total liabilities and shareholders' equity                           $         6,384     $         5,989
                                                                                           ===============     ===============

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                     EMERGING VISION, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                                  For the Three Months Ended
                                                                          March 31,
                                                                  ------------------------
                                                                     2005          2004
                                                                  ----------    ----------
Revenues:
         Net sales                                                $    1,925    $    1,987
         Franchise royalties                                           1,749         1,686
         Other franchise related fees                                     66            54
         Interest on franchise notes receivable                           23            17
         Other income                                                      9            24
                                                                  ----------    ----------
                          Total revenues                               3,772         3,768
                                                                  ----------    ----------

Costs and expenses:
         Cost of sales                                                   262           271
         Selling, general and administrative expenses                  3,012         2,833
         Non-cash charges for issuance of options and warrants            36            --
         Interest expense                                                 15            16
                                                                  ----------    ----------
                           Total costs and expenses                    3,325         3,120
                                                                  ----------    ----------

Income before provision for income taxes                                 447           648
Provision for income taxes                                                --            --
                                                                  ----------    ----------
Net income                                                        $      447    $      648
                                                                  ==========    ==========

Per share information - basic and diluted:
              Net income, basic                                   $     0.01    $     0.01
                                                                  ==========    ==========
              Net income, diluted                                 $     0.00    $     0.01
                                                                  ==========    ==========

Weighted-average number of common shares outstanding:
        Basic                                                         70,324        67,646
                                                                  ==========    ==========
        Diluted                                                      112,164        85,858
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

                     EMERGING VISION, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)

                                                                                         For the Three Months Ended
                                                                                                 March 31,
                                                                                      --------------------------------
                                                                                              2005             2004
                                                                                      --------------     --------------
Cash flows from operating activities:
  Net income                                                                          $          447     $          648
     Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
         Depreciation and amortization                                                            65                 53
         Provision for doubtful accounts                                                          70                 33
         Non-cash compensation charges related to options and warrants                            36                 --
     Changes in operating assets and liabilities:
                  Franchise and other receivables                                               (355)               (29)
                  Inventories                                                                      5                  1
                  Prepaid expenses and other current assets                                       95                 59
                  Other assets                                                                   (24)                12
                  Accounts payable and accrued liabilities                                       (36)              (762)
                  Payables associated with proxy contest and related litigation                  (42)                --
                  Franchise deposits and other liabilities                                        (1)               (39)
                  Accrual for store closings                                                      --                (67)
                                                                                      --------------     --------------
Net cash provided by (used in) operating activities                                              260                (91)

Cash flows from investing activities:
  Franchise notes receivable issued                                                               --                (24)
  Proceeds from franchise and other notes receivable                                              61                148
  Purchases of property and equipment                                                            (44)               (55)
                                                                                      --------------     --------------
Net cash provided by investing activities                                                         17                 69
                                                                                      --------------     --------------

Cash flows from financing activities:
  Payments on borrowings                                                                          (9)               (43)
     Proceeds from issuance of common shares upon exercise of options and warrants                --                 15
                                                                                      --------------     --------------
Net cash used in financing activities                                                             (9)               (28)
                                                                                      --------------     --------------
Net increase (decrease) in cash and cash equivalents                                             268                (50)
Cash and cash equivalents - beginning of period                                                  880              1,383
                                                                                      --------------     --------------
Cash and cash equivalents - end of period                                             $        1,148     $        1,333
                                                                                      ==============     ==============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                                         $            3     $            7
                                                                                      ==============     ==============
     Taxes                                                                            $           34     $           42
                                                                                      ==============     ==============

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                     EMERGING VISION, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
                        (In Thousands, Except Share Data)




                                                Senior Convertible                                             Treasury Stock,
                                                Preferred Stock                Common Stock                      at cost
                                            Shares         Amount          Shares         Amount            Shares      Amount
                                         ------------   ------------   ------------   ------------   ------------    ------------
Balance - December 31, 2004 (Audited)               1   $         74     70,506,035   $        705        182,337    $       (204)
                                         ------------   ------------   ------------   ------------   ------------    ------------
   Issuance of stock options and warrants          --             --             --             --             --              --
   Net income                                      --             --             --             --             --              --
                                         ------------   ------------   ------------   ------------   ------------    ------------

Balance - March 31, 2005 (Unaudited)
                                                    1   $         74     70,506,035   $        705        182,337    $       (204)
                                         ============   ============   ============   ============   ============    ============


                                              Additional                        Total
                                               Paid-In       Accumulated    Shareholders'
                                               Capital         Deficit         Equity
                                            ------------    ------------    ------------
Balance - December 31, 2004 (Audited)       $    126,213    $   (126,412)   $        376
                                            ------------    ------------    ------------
   Issuance of stock options and warrants             36              --              36
   Net income                                         --             447             447
                                            ------------    ------------    ------------

Balance - March 31, 2005 (Unaudited)
                                            $    126,249    $   (125,965)   $        859
                                            ============    ============    ============



        The accompanying notes are an integral part of this consolidated condensed financial statement.

                     EMERGING VISION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying Consolidated Condensed Financial Statements of Emerging Vision, Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. There have been no changes in significant accounting policies since December 31, 2004.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Stock-Based Compensation

Beginning with stock options and warrants granted in 2004, the Company began accounting for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which provided guidance for the recognition of compensation expense as it related to the issuance of stock options and warrants. In addition, the Company adopted the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." SFAS No. 148 amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation provided by SFAS No.
123. As permitted by SFAS No. 148, the Company has adopted the fair value method recommended by SFAS No. 123 to effect a change in accounting for stock-based employee compensation. In addition, the Company intends to adopt the provisions of SFAS No. 123R, "Share-Based Payment," which revises SFAS No. 123 "Accounting for Stock-Based Compensation," to require all share-based payments to employees, including grants of employee stock options, to be recognized based on their fair values.

Stock-based compensation cost of approximately $36,000 is reflected in net income for the three months ended March 31, 2005. No such costs were incurred during the three months ended March 31, 2004.

Stock options granted to employees in 2001 were accounted for using the intrinsic value method permitted under Accounting Principle Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." For the three months ended March 31, 2005 and 2004, the pro forma effect on the Company's income, related to such grants made in 2001, was $0 and $23,000, respectively.

Revenue Recognition

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which superceded SAB No. 101, "Revenue Recognition in Financial Statements." Accordingly, revenues are recorded when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company's prices to buyers are fixed or determinable, and collectibility is reasonably assured.

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

Continuing franchise royalties are based upon a percentage of the gross revenues generated by each franchised location. To the extent that collectibility of royalties and/or interest on franchise notes is not reasonably assured, the Company recognizes such revenue when the cash is received. Initial franchise fees are recognized at the time all material services required to be provided by the Company have been substantially performed.

The Company also follows the provisions of Emerging Issue Task Force ("EITF") Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," and accordingly, accounts for discounts, coupons and promotions (that are offered to its customers) as a direct reduction of sales.


NOTE 3 - PER SHARE INFORMATION:

In accordance with SFAS No. 128, "Earnings Per Share", basic net income per common share ("Basic EPS") is computed by dividing the net income attributable to common shareholders by the weighted-average number of common shares outstanding. Diluted net income per common share ("Diluted EPS") is computed by dividing the net income attributable to common shareholders by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company's Consolidated Statements of Operations. Common share equivalents totaling 3,160,653 and 7,813,658, respectively, were excluded from the computation for the three months ended March 31, 2005 and 2004, as their impact would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

                                                                  For the
                                                            Three Months Ended
                                                                March 31,
                                                              (In thousands)
                                                          ---------------------
                                                               2005        2004
                                                          ---------   ---------
Numerator:

     Net income                                           $     447   $     648
                                                          =========   =========

Denominator:

     Weighted-average common shares outstanding              70,324      67,646
    Dilutive effect of:
        Stock options and warrants                           41,840      18,212
                                                          ---------   ---------
     Weighted-average common shares outstanding,
          assuming dilution                                 112,164      85,858
                                                          =========   =========

Basic and Diluted Per Share Information:

     Net income - basic                                   $    0.01   $    0.01
                                                          =========   =========
     Net income - diluted                                 $    0.00   $    0.01
                                                          =========   =========


NOTE 4 - CONTINGENCIES:

Litigation

In 1999, Apryl Robinson commenced an action in Kentucky against, among others, the Company, seeking an unspecified amount of damages and alleging numerous claims, including fraud and misrepresentation. The claims that are the subject of this action were subsequently tried in an action in New York that resulted in a judgment in favor of the Company, and against Ms. Robinson and Dr. Larry Joel, a co-defendant in such action. Subsequently, Ms. Robinson and Dr. Joel filed for bankruptcy in Kentucky, and received a discharge from the trustee. Presently, there is a motion pending in the U.S. Bankruptcy Court to vacate Dr. Joel's discharge based upon, among other things, fraud on the Bankruptcy Court. A trial on this motion has been postponed by the Court.

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

In December 2003, Westminster Mall Company commenced an action against the Company and Sterling Vision of Westminster, Inc., the Company's wholly-owned subsidiary, in the District Court of the County of Jefferson, State of Colorado, in which the plaintiff, as the Landlord of the Company's former Sterling Optical store located in Westminster, Colorado, is seeking, among other things, damages against such subsidiary under the lease for such store in the approximate amount of $229,000, and damages against the Company under its guaranty of such lease, in the approximate amount of $110,000. The Landlord was granted a default judgment against such subsidiary, which default judgment was uncontested by such subsidiary. On April 18, 2005, this action proceeded to trial and, on April 19, 2005, the Court entered judgment against the Company, in the amount of $84,000, plus fees and costs.

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

In April 2005, 22 Light Street, Inc. commenced an action against the Company in the Circuit Court for Baltimore City, Baltimore, Maryland, in which the plaintiff, as the landlord of Sterling Optical of Light Street, Inc.'s (an affiliate of the Company) Sterling Optical store located in Baltimore, Maryland, is seeking, among other things, damages against the Company under the guaranty of lease for such store, in the approximate amount of $56,000. The Company believes that is has a meritorious defense in action. As of the date hereof, the plaintiff has filed a motion for summary judgment on its Complaint, and the Company has filed an answer to said complaint, and an opposition to such motion for summary judgment.

In April 2005, New Arcade, LLC commenced an action against the Company in the Small Claims Court, Milwaukee County, Wisconsin, in which the plaintiff, as the landlord of Sterling Optical of Grand Avenue, Inc.'s (an affiliate of the Company) Sterling Optical store located in Milwaukee, Wisconsin, is seeking, among other things, damages against the Company under the lease for such store, in an amount yet to be determined. The Company believes that is has a meritorious defense in action. As of the date hereof, the Company's time to answer the plaintiff's complaint has not yet expired.

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

Additionally, with respect to the landlord-tenant actions described herein, the Company has already accounted for the estimated possible costs (including possible judgments) associated with such actions as part of accounts payable and accrued liabilities, and the accrual for store closings as of March 31, 2005.

Guarantees

As of March 31, 2005, the Company was a guarantor of certain leases of retail optical stores franchised and subleased to its franchisees, and, in the event that all of such franchisees defaulted on their respective subleases, the Company would be obligated for aggregate lease obligations of approximately $3,264,000. The Company continually evaluates the credit-worthiness of its franchisees in order to determine their ability to continue to perform under their respective subleases. Additionally, in the event that a franchisee defaults under its sublease, the Company has the right to take over operation of the respective location.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Report contains certain forward-looking statements and information relating to the Company that is based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. When used in this Report, the words "anticipate", "believe", "estimate", "expect", "there can be no assurance", "may", "could", "would", "might", "intends" and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the view of the Company at the date they are made with respect to future events, are not guarantees of future performance and are subject to various risks and uncertainties. These risks and uncertainties may include, among other items: potential conflicts of interest that could occur with certain of our directors; the retention of certain members of our management team; our inability to control the management of our franchised stores; the effects of new federal, state and local regulations that affect the health care industry; insured health plan reimbursement policies and practices with respect to our products and services; our ability to continue to enter favorable arrangements with health care providers; increased competition from other eyewear providers; the general consumer acceptance of refractive laser surgery; product demand and market acceptance risks; the effect of general economic conditions; the impact of competitive products, services and pricing; product development, commercialization and technological difficulties; our ability, or lack thereof, to secure additional equity or debt financing in the future, if necessary, due to the potential lack of liquidity of our common shares; the potential limitation on the use of our net operating loss carry-forwards in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred or could in the future occur; the possibility that we will be unable to successfully execute our business plan; and the outcome of pending and future litigation. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein with the forward-looking statements referred to above. The Company does not intend to update these forward-looking statements for the occurrence of events or developments not within the Company's control.

Results of Operations

For the Three Months Ended March 31, 2005, as Compared to the Comparable Period in 2004

Net sales for Company-owned stores increased by approximately $31,000, or 3.0%, to $1,068,000 for the three months ended March 31, 2005, as compared to $1,037,000 for the comparable period in 2004. This increase was due to a higher average number of Company-owned stores in operation during the same comparable periods.

As of March 31, 2005, there were 11 Company-owned stores (including 2 Company-owned stores being managed by franchisees), as compared to 11 Company-owned stores (including 3 Company-owned stores being managed by franchisees) as of March 31, 2004. On a same store basis (for those stores that the Company will continue to operate as Company-owned stores), comparative net sales decreased by $92,000, or 9.6%, to $869,000 for the three months ended March 31, 2005, as compared to $961,000 for the comparable period in 2004. Management believes that this decrease was a direct result of generally weak sales levels experienced in the upstate New York market, where the majority of the Company-owned stores are located, combined with the effects of employee turnover in certain of the stores.

Revenues generated by the Company's wholly-owned subsidiary, VisionCare of California, Inc. ("VCC"), a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care, decreased by approximately $78,000, or 8.3%, to $860,000 for the three months ended March 31, 2005, as compared to $938,000 for the comparable period in 2004. This decrease was primarily due to a decrease in membership fees generated by VCC during the three months ended March 31, 2005, as compared to the same period in 2004.

Franchise royalties increased by $64,000, or 3.8%, to $1,750,000 for the three months ended March 31, 2005, as compared to $1,686,000 for the comparable period in 2004. Management believes this increase was a result of increased levels of field support to franchisees and the success of the Company's audits of franchise locations, which generated additional revenues, offset by a decrease in franchise sales for the stores that were open during both of the comparable periods and a lower average number of stores in operation during the same comparable periods. As of March 31, 2005, there were 155 franchised stores, as compared to 157 stores in operation as of March 31, 2004.

Other franchise related fees (which includes initial franchise fees, renewal fees and fees related to the transfer of store ownership from one franchisee to another) increased by $12,000, or 22.2%, to $66,000 for the three months ended March 31, 2005, as compared to $54,000 for the comparable period in 2004. This increase was a direct result of the Company entering into three new franchise agreements for the three months ended March 31, 2005 compared to two for the comparable period in 2004.

Excluding revenues generated by VCC, the Company's gross profit margin increased by 1.0%, to 71.4%, for the three months ended March 31, 2005, as compared to 70.4% for the comparable period in 2004. This increase was mainly a result of improved inventory management and control, improved purchasing at lower average product costs, and improved discounts obtained from certain of the Company's vendors. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competitive pricing, and promotional incentives, among other things.

Selling, general and administrative expenses increased by $179,000, or 6.3%, to $3,012,000 for the three months ended March 31, 2005, as compared to $2,833,000 for the comparable period in 2004. This increase was mainly a result of increases in salaries and related expenses of $98,000, and facility and other overhead charges of $70,000, as the Company had a higher average number of Company-owned stores in operation during the three months ended March 31, 2005.

Liquidity and Capital Resources

As of March 31, 2005, the Company had negative working capital of $62,000 and cash on hand of $1,148,000. During the three months ended March 31, 2005, cash flows provided by its operating activities were $260,000. This was principally due to net income of $447,000, offset, in part, by an increase in accounts receivable of $355,000, and a decrease in accounts payable and accrued liabilities of $36,000.

For the three months ended March 31, 2005, cash flows provided by investing activities were $17,000, as compared to $69,000 for the comparable period in 2004. This was principally due to proceeds received on the Company's franchise notes receivable, offset, in part, by limited capital expenditures.

For the three months ended March 31, 2005, cash flows used in financing activities were $9,000, principally due to the repayment of the Company's related party borrowings.

Future Contractual Obligations

Payments due under contractual obligations as of March 31, 2005 were as follows (in thousands):

                                         Within      1-3       After
                                         1 year     years     3 years     Total
                                        -------    -------    -------    -------
Long-term debt (a)                      $    40    $   609    $    --    $   649
Interest on long-term
  debt (a)                                   --        125         --        125
Operating leases                          4,567      5,795      2,745     13,107
                                        -------    -------    -------    -------
                                          4,607      6,529      2,745     13,881
                                        -------    -------    -------    -------

(a) Effective April 14, 2003, in connection with certain Rescission Transactions consummated by the Company on December 31, 2003, the Company signed numerous promissory notes with certain of its shareholders, two of whom are also directors of the Company. The notes, which aggregate $520,000, bear interest at a rate of 6% per annum, and all sums (principal and interest) under the notes are due and payable in April 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company presently has outstanding certain equity instruments with beneficial conversion terms. Accordingly, in the future, the Company could incur non-cash charges to equity (as a result of the exercise of such beneficial conversion terms), which would have a negative impact on future per share calculations.

The Company believes that the level of risk related to its cash equivalents is not material to the Company's financial condition or results of operations.

Item 4. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

Based on their evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. The Company's management has not yet completed, and is not yet required to have completed, the assessment about the effectiveness of internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act.

(b)   Changes in Internal Controls

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

In December 2003, Westminster Mall Company commenced an action against the Company and Sterling Vision of Westminster, Inc., the Company's wholly-owned subsidiary, in the District Court of the County of Jefferson, State of Colorado, in which the plaintiff, as the Landlord of the Company's former Sterling Optical store located in Westminster, Colorado, is seeking, among other things, damages against such subsidiary under the lease for such store in the approximate amount of $229,000, and damages against the Company under its guaranty of such lease, in the approximate amount of $110,000. The Landlord was granted a default judgment against such subsidiary, which default judgment was uncontested by such subsidiary. On April 18, 2005, this action proceeded to trial and, on April 19, 2005, the Court entered judgment against the Company, in the amount of $84,000, plus fees and costs.

In April 2005, 22 Light Street, Inc. commenced an action against the Company in the Circuit Court for Baltimore City, Baltimore, Maryland, in which the plaintiff, as the landlord of Sterling Optical of Light Street, Inc.'s (an affiliate of the Company) Sterling Optical store located in Baltimore, Maryland, is seeking, among other things, damages against the Company under the guaranty of lease for such store, in the approximate amount of $56,000. The Company believes that is has a meritorious defense in action. As of the date hereof, the plaintiff has filed a motion for summary judgment on its Complaint, and the Company has filed an answer to said complaint, and an opposition to such motion for summary judgment.

In April 2005, New Arcade, LLC commenced an action against the Company in the Small Claims Court, Milwaukee County, Wisconsin, in which the plaintiff, as the landlord of Sterling Optical of Grand Avenue, Inc.'s (an affiliate of the Company) Sterling Optical store located in Milwaukee, Wisconsin, is seeking, among other things, damages against the Company under the lease for such store, in an amount yet to be determined. The Company believes that is has a meritorious defense in action. As of the date hereof, the Company's time to answer the plaintiff's complaint has not yet expired.

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


                            EMERGING VISION, INC.
                            (Registrant)



                            BY:   /s/  Christopher G. Payan
                                  -----------------------------------
                                  Christopher G. Payan
                                  Chief Executive Officer
                                  (Principal Executive Officer)


                            BY:   /s/ Brian P. Alessi
                                  -----------------------
                                  Brian P. Alessi
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)



                                  Dated: May 16, 2005