Form 10-Q
period 2005-06-30
EMERGING VISION INC
filed 2005-08-15
CIK 1002554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________

Commission file number: 1-14128

EMERGING  VISION, INC.

(Exact name of Registrant as  specified in its Charter)

New York	11-3096941
(State of Incorporation)	(IRS Employer Identification No.)

100 Quentin Roosevelt  Boulevard

Garden City, New York 11530

(Address of Principal Executive  Offices, including Zip Code)

(516) 390-2100

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark  whether the Registrant (1) has filed all reports required to be  filed by Section 13 or

15(d) of the Securities  Exchange Act of 1934 during the preceding 12 months (or for  such shorter period that the

Registrant was required to  file such reports), and (2) has been subject to such filing  requirements for the past

90 days.

Yes	X	No ___

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ___	No	X

As of August 15, 2005, there were 70,323,698 outstanding shares of the Registrant’s Common Stock, par value  $0.01 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands, Except Share Data)
	June 30,	December 31,
	2005	2004
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 1,217	$ 880
Franchise receivables, net of allowance of $25 and $114, respectively	1,582	1,512
Other receivables, net of allowance of $2 and $47, respectively	140	113
Current portion of franchise notes receivable, net of allowance of $110 and $58, respectively	245	379
Inventories, net	476	396
Prepaid expenses and other current assets	416	452
Total current assets	4,076	3,732

Property and equipment, net	717	487
Franchise notes receivable, net of allowance of $3 and $22, respectively	161	295
Goodwill	1,266	1,266
Other assets	210	209
Total assets	$ 6,430	$ 5,989

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 3,966	$ 4,162
Payables associated with proxy contest and related litigation	40	92
Accrual for store closings	37	42
Related party borrowings	41	39
Total current liabilities	4,084	4,335

Long-term debt	385	385
Related party borrowings	213	234
Franchise deposits and other liabilities	653	659

Contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized: Senior Convertible Preferred Stock, $100,000 liquidation preference per share; 0.74 shares issued and outstanding	74	74
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 70,506,035 shares issued, and 70,323,698 shares outstanding	705	705
Treasury stock, at cost, 182,337 shares	(204)	(204)
Additional paid-in capital	126,285	126,213
Accumulated deficit	(125,765)	(126,412)
Total shareholders’ equity	1,095	376
Total liabilities and shareholders’ equity	$ 6,430	$ 5,989

The accompanying notes are an integral part of these consolidated condensed financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED) (In Thousands, Except Per Share Data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Revenues:
Net sales	$ 1,877	$ 1,830	$ 3,802	$ 3,817
Franchise royalties	1,482	1,715	3,231	3,401
Other franchise related fees	27	45	93	99
Interest on franchise notes receivable	13	26	36	43
Other income	165	3	174	27
Total revenues	3,564	3,619	7,336	7,387

Costs and expenses:
Cost of sales	245	221	507	492
Selling, general and administrative expenses	3,112	2,965	6,160	5,798
Costs for proxy contest and related litigation	-	382	-	382
Interest expense	7	16	22	32
Total costs and expenses	3,364	3,584	6,689	6,704

Income before provision for income taxes	200	35	647	683
Provision for income taxes	-	-	-	-

Net income	$ 200	$ 35	$ 647	$ 683

Net income per share – basic and diluted:	$ 0.00	$ 0.00	$ 0.01	$ 0.01

Weighted-average number of common shares outstanding –
Basic	70,324	69,591	70,324	68,618
Diluted	110,565	109,236	111,358	109,716

The accompanying notes are an integral part of these consolidated condensed financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (In Thousands)
	For the Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$ 647	$ 683
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	123	115
Provision for doubtful accounts	193	83
Non-cash compensation charges related to options and warrants	72	-
Changes in operating assets and liabilities:
Franchise and other receivables	(78)	(46)
Inventories	(80)	17
Prepaid expenses and other current assets	36	63
Other assets	(1)	20
Accounts payable and accrued liabilities	(196)	(1,016)
Payables associated with proxy contest and related litigation	(52)	332
Franchise deposits and other liabilities	(6)	(248)
Accrual for store closings	(5)	(72)
Net cash provided by (used in) operating activities	653	(69)

Cash flows from investing activities:
Franchise notes receivable issued	(49)	(260)
Proceeds from franchise notes receivable	105	205
Purchases of property and equipment	(353)	(109)
Net cash used in investing activities	(297)	(164)

Cash flows from financing activities:
Payments on borrowings	(19)	(165)
Proceeds from issuance of common stock upon exercise of options and warrants	-	106
Net cash used in financing activities	(19)	(59)
Net increase (decrease) in cash and cash equivalents	337	(292)
Cash and cash equivalents – beginning of period	880	1,383
Cash and cash equivalents – end of period	$ 1,217	$ 1,091

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 7	$ 15

The accompanying notes are an integral part of these consolidated condensed financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ (DEFICIT) EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (In Thousands, Except Share Data)
Senior Convertible Preferred Stock	Common Stock	Treasury Stock, at cost
Shares	Amount	Shares	Amount	Shares	Amount

Balance – December 31, 2003 (Audited)	1	$ 74	67,682,087	$ 677	182,337	$ (204)
Exercise of stock options and warrants	-	-	1,986,510	20	-	-
Exercise of warrants issued to Balfour & Goldin	-	-	837,438	8	-	-
Net income	-	-	-	-	-	-
Balance – June 30, 2004 (Unaudited)	1	$ 74	70,506,035	$ 705	182,337	$ (204)

Balance – December 31, 2004 (Audited)	1	$ 74	70,506,035	$ 705	182,337	$ (204)
Stock based compensation	-	-	-	-	-	-
Net income	-	-	-	-	-	-
Balance – June 30, 2005 (Unaudited)	1	$ 74	70,506,035	$ 705	182,337	$ (204)

Additional Paid-In	Accumulated	Total Shareholders’
Capital	Deficit	(Deficit) Equity

Balance – December 31, 2003 (Audited)	$ 125,987	$ (127,296)	$ (762)
Exercise of stock options and warrants	78	-	98
Exercise of warrants issued to Balfour & Goldin	-	-	8
Net income	-	683	683
Balance – June 30, 2004 (Unaudited)	$ 126,065	$ (126,613)	$ 27

Balance – December 31, 2004 (Audited)	$ 126,213	$ (126,412)	$ 376
Stock based compensation	72	-	72
Net income	-	647	647
Balance – June 30, 2005 (Unaudited)	$ 126,285	$ (125,765)	$ 1,095

The accompanying notes are an integral part of this consolidated condensed financial statement.

EMERGING VISION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION:

The accompanying Consolidated Condensed Financial Statements of Emerging Vision, Inc. and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. There have been no changes in significant accounting policies since December 31, 2004.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

Stock-Based Compensation

Beginning with stock options and warrants granted in 2004, the Company began accounting for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which provided guidance for the recognition of compensation expense as it related to the issuance of stock options and warrants. In addition, the Company adopted the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123.” SFAS No. 148 amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation provided by SFAS No. 123. As permitted by SFAS No. 148, the Company has adopted the fair value method recommended by SFAS No. 123 to effect a change in accounting for stock-based employee compensation. In addition, the Company intends to adopt the provisions of SFAS No. 123R, “Share-Based Payment,” which revises SFAS No. 123 “Accounting for Stock-Based Compensation,” to require all share-based payments to employees, including grants of employee stock options, to be recognized based on their fair values.

Stock-based compensation cost of approximately $36,000 and $72,000 is reflected in net income for the three and six months ended June 30, 2005. No such costs were incurred during the three and six months ended June 30, 2004.

Revenue Recognition

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which superceded SAB No. 101, “Revenue Recognition in Financial Statements.” Accordingly, revenues are recorded when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s prices to buyers are fixed or determinable, and collectibility is reasonably assured.

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

Continuing franchise royalties are based upon a percentage of the gross revenues generated by each franchised location. To the extent that collectibility of royalties is not reasonably assured, the Company recognizes such revenue when the cash is received. Initial franchise fees, which are non-refundable, are recognized when the related franchise agreement is signed. Membership fees generated by VisionCare of California, Inc. (“VCC”), a wholly owned subsidiary of the Company, are for optometric services provided to individual patients (members). A portion of membership fee revenues is deferred when billed and recognized ratably over the one-year term of the membership agreement.

The Company also follows the provisions of Emerging Issue Task Force (“EITF”) Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” and accordingly, accounts for discounts, coupons and promotions (that are offered to its customers) as a direct reduction of sales.

NOTE 3 – PER SHARE INFORMATION:

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per common share (“Basic EPS”) is computed by dividing the net income by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing the net income by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Consolidated Condensed Statements of Income. Common share equivalents totaling 2,719,729 were excluded from the computation for the three and six months ended June 30, 2005, and common share equivalents totaling 7,874,153 were excluded from the computation for the three and six months ended June 30, 2004, as their impact would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

	For the Three Months Ended		For the Six Months Ended
	June 30, (In thousands)		June 30, (In thousands)
	2005	2004	2005	2004
Numerator:

Net income	$ 200	$ 35	$ 647	$ 683

Denominator:

Weighted average common shares outstanding	70,324	69,591	70,324	68,618
Dilutive effect of:
Stock options and warrants	40,241	39,645	41,034	41,098
Weighted average common shares outstanding, assuming dilution	110,565	109,236	111,358	109,716

Basic and Diluted Per Share Information:

Net income per share – Basic and Diluted	$ 0.00	$ 0.00	$ 0.01	$ 0.01

NOTE 4 – CONTINGENCIES:

Litigation

In 1999, Apryl Robinson commenced an action in Kentucky against, among others, the Company, seeking an unspecified amount of damages and alleging numerous claims, including fraud and misrepresentation. The claims that are the subject of this action were subsequently tried in an action in New York that resulted in a judgment in favor of the Company, and against Ms. Robinson and Dr. Larry Joel, a co-defendant in such action. Subsequently,

Ms. Robinson and Dr. Joel filed for bankruptcy in Kentucky, and received a discharge from the trustee. Presently, there is a motion pending in the U.S. Bankruptcy Court to vacate Dr. Joel’s discharge based upon, among other things, fraud on the Bankruptcy Court. A trial on this motion has been postponed by the Court.

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

In July 2001, the Company commenced an Arbitration Proceeding, in the Ontario Superior Court of Justice, against Eye-Site, Inc. and Eye Site (Ontario), Ltd., as the makers of two promissory notes (in the aggregate original principal amount of $600,000) made by one or more of the makers in favor of the Company, as well as against Mohammed Ali, as the guarantor of the obligations of each maker under each note. The notes were issued, by the makers, in connection with the makers’ acquisition of a Master Franchise Agreement for the Province of Ontario, Canada, as well as their purchase of the assets of, and a Sterling Optical Center Franchise for, four of the Company’s retail optical stores then located in Ontario, Canada. In response, the defendants counterclaimed for damages, in the amount of $1,500,000, based upon, among other items, alleged misrepresentations made by representatives of the Company in connection with these transactions. The Company believes that it has a meritorious defense to each counterclaim. As of the date hereof, these proceedings were in the discovery stage.

In February 2002, Kaye Scholer, LLP, the law firm previously retained by the Company as its outside counsel, commenced an action in the New York State Supreme Court seeking unpaid legal fees of approximately $122,000. The Company answered the complaint in such action, and has heard nothing since. The Company believes that it has a meritorious defense to such claim.

On May 20, 2003, Irondequoit Mall, LLC commenced an action against the Company and Sterling Vision of Irondequoit, Inc. (“SVI”) alleging, among other things, that the Company had breached its obligations under its guaranty of the lease for the former Sterling Optical store located in Rochester, New York. The Company and SVI believe that they have a meritorious defense to such action. As of the date hereof, these proceedings were in the discovery stage.

In October 2003, Luzerne Optical Laboratories, Ltd. (“Luzerne”) commenced an action against the Company in the Court of Common Pleas of the County of Luzerne, State of Pennsylvania, which action was thereafter removed to the Federal Court, Middle District of Pennsylvania. In this action, plaintiff was seeking to recover, from the Company, the approximate sum of $240,000 for certain laboratory services allegedly provided to the Company. While the Company believed that it had a meritorious defense to such action in July 2005, a settlement of the action was reached in principal, the terms of which provide that the Company pay, to Luzerne, the aggregate sum of $115,000, in consideration for Luzerne’s dismissal of the action, with prejudice, and the giving of a general release in the favor of the Company.

In January 2005, the Company commenced an action against Cherello, Inc., Theodore Cherofsky and Jimmy Choello, in the Supreme Court of the State of New York, County of Nassau, seeking, among other things, injunctive relief and monetary damages, in an amount not less than $100,000, as a result of the defendants’ alleged breach of the terms of the Sterling Optical Center Franchise Agreement (and related documents) with the Company to which they are parties. The defendants then asserted counterclaims against the Company, seeking, among other things, money damages under such Franchise Agreement, as a result of the Company’s alleged violation of such Franchise Agreements. The Company believes that it has a meritorious defense to such claims. As of the date hereof, these proceedings were in the discovery stage.

In February 2005, the Company commenced an action against Abell Vision, Inc., Excel of Beaver Dam, Inc., The Visions Group, Inc., John Bellotti and Anne Bellotti, in the Supreme Court of the State of New York, County of Nassau, seeking, among other things, monetary damages, in the approximate amount of $100,000, as a result of the defendants’ alleged breach of the terms of the Sterling Optical Center Franchise Agreements (and related documents) with the Company to which they are parties. The Defendants then asserted counterclaims against the

Company, seeking, among other things, rescission of such Franchise Agreements, and money damages thereunder, as a result of the Company’s alleged violation of such Franchise Agreements, as well as applicable franchise laws. The Company believes that is has a meritorious defense to such claims. As of the date hereof, these proceedings were in the discovery stage.

In April 2005, 22 Light Street, Inc. (the “Landlord”) commenced an action against the Company in the Circuit Court for Baltimore City, Maryland, in which the plaintiff, as the landlord of Sterling Optical of Light Street, Inc.’s (an affiliate of the Company) Sterling Optical store located in Baltimore, Maryland, was seeking, among other things, damages against the Company under the guaranty of lease for such store, in the approximate amount of $56,000. In June 2005, the Company settled this action by agreeing to pay the plaintiff the aggregate sum of $38,000, in consideration for the dismissal of the action, with prejudice, and the giving of a general release in favor of the Company.

In May 2005, White Flint Mall, LLP commenced an action against the Company in the Circuit Court for Montgomery County, Maryland, in which the plaintiff, as the landlord of the Company’s former Sterling Optical store located in Bethesda, Maryland, is seeking, among other things, damages against the Company under the lease for such store, in the approximate amount of $80,000. As of the date hereof, these proceedings were in the discovery stage.

In June 2005, an action was commenced against the Company and its wholly owned subsidiary, Sterling Vision of Beaver Dam, Inc., in the Circuit Court, Dodge County, State of Wisconsin, in which Beaver Dam Mall limited Partnership, as the landlord of the Company’s Sterling Optical Center located in Beaver Dam, Wisconsin, is seeking, among other things, damages against the Company (and its subsidiary), in the approximate amount of $25,000, in respect of alleged unpaid rent payable under the lease of the premises. The Company believes that it has a meritorious defense to such action. As of the date hereof, these proceedings were in the discovery stage.

In July 2005, an action was commenced against the Company and its wholly owned subsidiary, Sterling Vision of Eastland, Inc., in the North Carolina General Court of Justice, in which Charlotte Eastland Mall, LLC, as the Landlord of the Company’s former Sterling Optical Center located in Charlotte, North Carolina, is seeking, among other things, damages against the Company, in the approximate amount of $81,000, under its Limited Guaranty of the Tenant’s obligations under the Lease for such Center. The Company believes that it has a meritorious defense to such action. As of the date hereof, the Company’s time to answer the Complaint has not yet expired.

In addition to the foregoing, in the ordinary course of business the Company is a defendant in certain lawsuits alleging various claims incurred, certain of which claims are covered by various insurance policies, subject to certain deductible amounts and maximum policy limits. In the opinion of management, the resolution of these claims should not have a material adverse effect, individually or in the aggregate, upon the Company’s business or financial condition. Other than as set forth above, management believes that there are no other legal proceedings, pending or threatened, to which the Company is, or may be, a party, or to which any of its properties are or may be subject to, which, in the opinion of management, will have a material adverse effect on the Company.

Additionally, with respect to the landlord-tenant actions described herein, the Company has already accounted for the estimated possible costs (including possible judgments) associated with such actions as part of accounts payable and accrued liabilities, and the accrual for store closings as of June 30, 2005.

Guarantees

As of June 30, 2005, the Company was a guarantor of certain leases of retail optical stores franchised and subleased to its franchisees, and, in the event that all of such franchisees defaulted on their respective subleases, the Company would be obligated for aggregate lease obligations of approximately $3,073,000. The Company continually evaluates the credit-worthiness of its franchisees in order to determine their ability to continue to perform under their respective subleases. Additionally, in the event that a franchisee defaults under its sublease, the Company has the right to take over operation of the respective location.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Report contains certain forward-looking statements and information relating to the Company that is based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management. When used in this Report, the words “anticipate”, “believe”, “estimate”, “expect”, “there can be no assurance”, “may”, “could”, “would”, “might”, “intends” and similar expressions, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the view of the Company at the date they are made with respect to future events, are not guarantees of future performance and are subject to various risks and uncertainties. These risks and uncertainties may include, among other items: potential conflicts of interest that could occur with certain of our directors; the retention of certain members of our management team; our inability to control the management of our franchised stores; the effects of new federal, state and local regulations that affect the health care industry; insured health plan reimbursement policies and practices with respect to our products and services; our ability to continue to enter favorable arrangements with health care providers; increased competition from other eyewear providers; the general consumer acceptance of refractive laser surgery; product demand and market acceptance risks; the effect of general economic conditions; the impact of competitive products, services and pricing; product development, commercialization and technological difficulties; our ability, or lack thereof, to secure additional equity or debt financing in the future, if necessary, due to the potential lack of liquidity of our common shares; the potential limitation on the use of our net operating loss carry-forwards in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred or could in the future occur; the possibility that we will be unable to successfully execute our business plan; and the outcome of pending and future litigation. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein with the forward-looking statements referred to above. The Company does not intend to update these forward-looking statements for the occurrence of events or developments not within the Company’s control.

Results of Operations

For the Three and Six Months Ended June 30, 2005, as Compared to the Comparable Period in 2004

Net sales for Company-owned stores increased by approximately $102,000, or 11.1%, to $1,019,000 for the three months ended June 30, 2005, as compared to $917,000 for the comparable period in 2004, and increased by approximately $133,000, or 6.8%, to $2,087,000 for the six months ended June 30, 2005, as compared to $1,954,000 for the comparable period in 2004. This increase was due to a higher average number of Company-owned stores in operation during the same comparable periods.

As of June 30, 2005, there were 13 Company-owned stores (including 2 Company-owned stores being managed by franchisees), as compared to 10 Company-owned stores (including 2 Company-owned stores being managed by franchisees) as of June 30, 2004. On a same store basis (for those stores that the Company will continue to operate as Company-owned stores), comparative net sales decreased by $35,000, or 4.1%, to $814,000 for the three months ended June 30, 2005, as compared to $849,000 for the comparable period in 2004, and decreased by $126,000 or 7.0%, to $1,684,000 for the six months ended June 30, 2005, as compared to $1,810,000 for the comparable period in 2004. Management believes that this decrease was a direct result of generally weak sales levels experienced in the upstate New York market, where the majority of the Company-owned stores are located, combined with the effects of employee turnover in certain of the stores.

Revenues generated by the Company’s wholly-owned subsidiary, VisionCare of California, Inc. (“VCC”), a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care, decreased by approximately $73,000, or 7.8%, to $860,000 for the three months ended June 30, 2005, as compared to $933,000 for the comparable period in 2004, and decreased by $151,000, or 8.1%, to $1,720,000 for the six months ended June 30, 2005, as compared to $1,871,000 for the comparable period in 2004. This decrease was primarily due to a decrease in membership fees generated by VCC during the three and six months ended June 30, 2005, as compared to the same periods in 2004.

Franchise royalties decreased by $233,000, or 13.6%, to $1,482,000 for the three months ended June 30, 2005, as compared to $1,715,000 for the comparable period in 2004, and decreased by $170,000, or 5.0%, to $3,231,000 for the six months ended June 30, 2005, as compared to $3,401,000 for the comparable period in 2004. Management believes this was due to a decrease in franchise sales for the stores that were open during both of the comparable periods and a lower average number of stores in operation during the same comparable periods. As of June 30, 2005, there were 151 franchised stores, as compared to 156 stores in operation as of June 30, 2004.

Other franchise related fees (which includes initial franchise fees, renewal fees and fees related to the transfer of store ownership from one franchisee to another) decreased by $18,000, or 40.0%, to $27,000 for the three months ended June 30, 2005, as compared to $45,000 for the comparable period in 2004, and decreased by $6,000, or 6.1%, to $93,000 for the six months ended June 30, 2005, as compared to $99,000 for the comparable period in 2004. These decreases were partly attributable to the Company entering into one and three new franchise agreements during the three and six months ended June 30, 2005, respectively, as opposed to two and four new franchise agreements during the comparable periods in 2004.

Excluding revenues generated by VCC, the Company's gross profit margin increased by 0.2%, to 72.7%, for the three months ended June 30, 2005, as compared to 72.5% for the comparable period in 2004, and increased by 0.7%, to 72.1% for the six months ended June 30, 2005, as compared to 71.4% for the comparable period in 2004. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competitive pricing, and promotional incentives.

Selling, general and administrative expenses increased by $111,000, or 3.7%, to $3,076,000 for the three months ended June 30, 2005, as compared to $2,965,000 for the comparable period in 2004, and increased by $290,000, or 5.0%, to $6,088,000 for the six months ended June 30, 2005, as compared to $5,798,000 for the comparable period in 2004. These increases were mainly due to increases in rental charges of $167,000 and $237,000, and in the bad debts of $73,000 and $110,000, offset, in part, by decreases in salaries and related expenses of $151,000 and $53,000 during the three and six months ended June 30, 2005, respectively.

Liquidity and Capital Resources

As of June 30, 2005, the Company had negative working capital of $8,000 and cash on hand of $1,217,000. During the six months ended June 30, 2005, cash flows provided by its operating activities were $653,000. This was principally due to net income of $647,000 after adding back non-cash items, offset, in part, by an increase in inventory of $80,000, and a decrease in accounts payable and accrued liabilities of $196,000.

For the six months ended June 30, 2005, cash flows used in investing activities were $297,000, as compared to $164,000 for the comparable period in 2004. This was principally due to capital expenditures, offset, in part by proceeds received on the Company’s franchise notes receivable.

For the six months ended June 30, 2005, cash flows used in financing activities were $19,000, principally due to the repayment of the Company’s related party borrowings.

Future Contractual Obligations

Payments due under contractual obligations as of June 30, 2005 were as follows (in thousands):

	Within 1 year	1-3 years	After 3 years	Total
Long-term debt and related party borrowings (a)	$ 41	$ 598	$ -	$ 639
Interest on long-term debt (a)	-	125	-	125
Operating leases	4,246	5,690	2,492	12,428
	4,287	6,413	2,492	13,192

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

The Company believes that the level of risk related to its cash equivalents is not material to the Company’s financial condition or results of operations.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. The Company’s management has not yet completed, and is not yet required to have completed, the assessment about the effectiveness of internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act.

(b)	Changes in Internal Controls

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In October 2003, Luzerne Optical Laboratories, Ltd. (“Luzerne”) commenced an action against the Company in the Court of Common Pleas of the County of Luzerne, State of Pennsylvania, which action was thereafter removed to the Federal Court, Middle District of Pennsylvania. In this action, plaintiff was seeking to recover, from the Company, the approximate sum of $240,000 for certain laboratory services allegedly provided to the Company. While the Company believed that it had a meritorious defense to such action in July 2005, a settlement of the action was reached in principal, the terms of which provide that the Company pay, to Luzerne, the aggregate sum of $115,000, in consideration for Luzerne’s dismissal of the action, with prejudice, and the giving of a general release in the favor of the Company.

In April 2005, 22 Light Street, Inc. (the “Landlord”) commenced an action against the Company in the Circuit Court for Baltimore City, Maryland, in which the plaintiff, as the landlord of Sterling Optical of Light Street, Inc.’s (an affiliate of the Company) Sterling Optical store located in Baltimore, Maryland, was seeking, among other things, damages against the Company under the guaranty of lease for such store, in the approximate amount of $56,000. In June 2005, the Company settled this action by agreeing to pay the plaintiff the aggregate sum of $38,000, in consideration for the dismissal of the action, with prejudice, and the giving of a general release in favor of the Company.

In May 2005, White Flint Mall, LLP commenced an action against the Company in the Circuit Court for Montgomery County, Maryland, in which the plaintiff, as the landlord of the Company’s former Sterling Optical store located in Bethesda, Maryland, is seeking, among other things, damages against the Company under the lease for such store, in the approximate amount of $80,000. As of the date hereof, these proceedings were in the discovery stage.

In June 2005, an action was commenced against the Company and its wholly owned subsidiary, Sterling Vision of Beaver Dam, Inc., in the Circuit Court, Dodge County, State of Wisconsin, in which Beaver Dam Mall limited Partnership, as the landlord of the Company’s Sterling Optical Center located in Beaver Dam, Wisconsin, is seeking, among other things, damages against the Company (and its subsidiary), in the approximate amount of $25,000, in respect of alleged unpaid rent payable under the lease of the premises. The Company believes that it has a meritorious defense to such action. As of the date hereof, these proceedings were in the discovery stage.

In July 2005, an action was commenced against the Company and its wholly owned subsidiary, Sterling Vision of Eastland, Inc., in the North Carolina General Court of Justice, in which Charlotte Eastland Mall, LLC, as the Landlord of the Company’s former Sterling Optical Center located in Charlotte, North Carolina, is seeking, among other things, damages against the Company, in the approximate amount of $81,000, under its Limited Guaranty of the Tenant’s obligations under the Lease for such Center. The Company believes that it has a meritorious defense to such action. As of the date hereof, the Company’s time to answer the Complaint has not yet expired.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The following proposal was submitted to the shareholders for approval at the Special Meeting of Shareholders held on May 20, 2005:

Proposal No. 1: Amend Emerging Vision Inc.’s 1995 Stock Incentive Plan

The Board authorized Amendment No. 5 to the Company's 1995 Stock Incentive Plan increasing the number of shares of Common Stock authorized for issuance thereunder from 7,000,000 to 25,000,000. On May 20, 2005, the Company received, from the independent inspectors, Mellon Investor Services, Inc., the final, certified results of the voting at the Company’s Special Meeting of Shareholders (the "Special Meeting"), held on May 20, 2005. Of the 56,239,078 votes cast (in person or by proxy) at the Special Meeting (which represented approximately 79.9% of the total outstanding shares entitled to vote, on an as-converted basis), 31,837,322 votes, or approximately 56.6% of the total votes cast, were cast FOR Proposal Number 1, to amend the Company’s 1995 Stock Incentive Plan (as amended, the "Plan") to increase the number of shares of Common Stock issuable thereunder to twenty-five million (25,000,000) shares (the "Proposal"). In view of the fact that in excess of a majority of the votes cast at the Special Meeting were cast FOR the Proposal, which exceeds the requisite number of votes (cast at the Special Meeting) for the passage of the Proposal, the Proposal was passed, and, accordingly, the Plan was amended in the manner provided in the Proposal.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

EMERGING VISION, INC.
(Registrant)

BY:	/s/ Christopher G. Payan
Christopher G. Payan

Chief Executive Officer

(Principal Executive Officer)

BY:	/s/ Brian P. Alessi
Brian P. Alessi
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 15, 2005