Form 10-Q
period 2005-09-30
EMERGING VISION INC
filed 2005-11-15
CIK 1002554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

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

15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the

Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past

90 days.

Yes	X	No ___

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

As of November 14, 2005, there were 70,323,698 outstanding shares of the Registrant’s Common Stock, par value  $0.01 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands, Except Share Data)
	September 30,	December 31,
	2005	2004
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 933	$ 880
Franchise receivables, net of allowance of $50 and $114, respectively	1,658	1,512
Other receivables, net of allowance of $2 and $47, respectively	146	113
Current portion of franchise notes receivable, net of allowance of $133 and $58, respectively	197	379
Inventories, net	434	396
Prepaid expenses and other current assets	364	452
Total current assets	3,732	3,732

Property and equipment, net	669	487
Franchise notes receivable, net of allowance of $1 and $22, respectively	178	295
Goodwill	1,266	1,266
Other assets	235	209
Total assets	$ 6,080	$ 5,989

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 3,603	$ 4,162
Payables associated with proxy contest and related litigation	40	92
Accrual for store closings	37	42
Related party borrowings	42	39
Total current liabilities	3,722	4,335

Long-term debt	385	385
Related party borrowings	202	234
Franchise deposits and other liabilities	690	659

Contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized: Senior Convertible Preferred Stock, $100,000 liquidation preference per share; 0.74 shares issued and outstanding	74	74
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 70,506,035 shares issued, and 70,323,698 shares outstanding	705	705
Treasury stock, at cost, 182,337 shares	(204)	(204)
Additional paid-in capital	126,321	126,213
Accumulated deficit	(125,815)	(126,412)
Total shareholders’ equity	1,081	376
Total liabilities and shareholders’ equity	$ 6,080	$ 5,989

The accompanying notes are an integral part of these consolidated condensed financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) (In Thousands, Except Per Share Data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Revenues:
Net sales	$ 1,797	$ 1,898	$ 5,599	$ 5,715
Franchise royalties	1,671	1,639	4,902	5,040
Other franchise related fees	-	50	93	149
Interest on franchise notes receivable	11	18	47	61
Other income	8	22	182	49
Total revenues	3,487	3,627	10,823	11,014

Costs and expenses:
Cost of sales	278	245	785	737
Selling, general and administrative expenses	3,248	2,939	9,408	8,737
Costs for proxy contest and related litigation	-	193	-	575
Interest expense	11	21	33	53
Total costs and expenses	3,537	3,398	10,226	10,102

(Loss) income before provision for income taxes	(50)	229	597	912
Provision for income taxes	-	-	-	-

Net (loss) income	$ (50)	$ 228	$ 597	$ 911

Net (loss) income per share – basic and diluted:	$ (0.00)	$ 0.00	$ 0.01	$ 0.01

Weighted-average number of common shares outstanding –
Basic	70,324	70,324	70,324	69,191
Diluted	113,220	113,826	112,016	111,193

The accompanying notes are an integral part of these consolidated condensed financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (In Thousands)
	For the Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$ 597	$ 912
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	187	165
Provision for doubtful accounts	251	149
Non-cash compensation charges related to options and warrants	108	5
Changes in operating assets and liabilities:
Franchise and other receivables	(173)	(43)
Inventories, net	(38)	8
Prepaid expenses and other current assets	88	(10)
Other assets	(26)	29
Accounts payable and accrued liabilities	(559)	(1,103)
Payables associated with proxy contest and related litigation	(52)	229
Franchise deposits and other liabilities	31	(255)
Accrual for store closings	(5)	(102)
Net cash provided by (used in) operating activities	409	(16)

Cash flows from investing activities:
Franchise notes receivable issued	(123)	(377)
Proceeds from franchise notes receivable	165	272
Purchases of property and equipment	(369)	(143)
Net cash used in investing activities	(327)	(248)

Cash flows from financing activities:
Payments on borrowings	(29)	(206)
Proceeds from issuance of common stock upon exercise of options and warrants	-	106
Net cash used in financing activities	(29)	(100)
Net increase (decrease) in cash and cash equivalents	53	(364)
Cash and cash equivalents – beginning of period	880	1,383
Cash and cash equivalents – end of period	$ 933	$ 1,019

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 9	$ 29
Taxes	$ 13	$ -

The accompanying notes are an integral part of these consolidated condensed financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (In Thousands, Except Share Data)
Senior Convertible Preferred Stock	Common Stock	Treasury Stock, at cost
Shares	Amount	Shares	Amount	Shares	Amount
Balance – December 31, 2004 (Audited)	1	$ 74	70,506,035	$ 705	182,337	$ (204)
Stock based compensation	-	-	-	-	-	-
Net income	-	-	-	-	-	-
Balance – September 30, 2005 (Unaudited)	1	$ 74	70,506,035	$ 705	182,337	$ (204)

Additional Paid-In	Accumulated	Total Shareholders’
Capital	Deficit	(Deficit) Equity
Balance – December 31, 2004 (Audited)	$ 126,213	$ (126,412)	$ 376
Stock based compensation	108	-	108
Net income	-	597	597
Balance – September 30, 2005 (Unaudited)	$ 126,321	$ (125,815)	$ 1,081

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

Stock-Based Compensation

Beginning with stock options and warrants granted in 2004, the Company accounted for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which provided guidance for the recognition of compensation expense as it related to the issuance of stock options and warrants. In addition, the Company adopted the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123.” SFAS No. 148 amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation provided by SFAS No. 123. As permitted by SFAS No. 148, the Company has adopted the fair value method recommended by SFAS No. 123 to effect a change in accounting for stock-based employee compensation. In addition, the Company intends to adopt the provisions of SFAS No. 123R, “Share-Based Payment,” which revises SFAS No. 123 “Accounting for Stock-Based Compensation,” to require all share-based payments to employees, including grants of employee stock options, to be recognized based on their fair values.

Stock-based compensation cost of approximately $36,000 and $108,000, respectively, is reflected in net (loss) income for the three and nine months ended September 30, 2005. Stock-based compensation cost of approximately $5,000 and $5,000, respectively, is reflected in net income for the three and nine months ended September 30, 2004.

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

Continuing franchise royalties are based upon a percentage of the gross revenues generated by each franchised location. To the extent that collectibility of royalties is not reasonably assured, the Company recognizes such revenue when the cash is received. Initial franchise fees, which are non-refundable, are recognized when the related franchise agreement is signed. Membership fees generated by VisionCare of California, Inc. (’VCC“), a wholly owned subsidiary of the Company, are for optometric services provided to individual patients (members). A portion of membership fee revenues is deferred when billed and recognized ratably over the one-year term of the membership agreement.

The Company also follows the provisions of Emerging Issue Task Force (’EITF“) Issue 01-09, ’Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),“ and accordingly, accounts for discounts, coupons and promotions (that are offered to its customers) as a direct reduction of sales.

Reclassification

Certain reclassifications have been made to the consolidated condensed financial statements to conform to the current quarter presentation.

NOTE 3 – PER SHARE INFORMATION:

In accordance with SFAS No. 128, ’Earnings Per Share“, basic earnings per common share (’Basic EPS“) is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding. Diluted earnings per common share (’Diluted EPS“) is computed by dividing the net income by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Consolidated Condensed Statements of Operations. Common stock equivalents totaling 2,719,729 were excluded from the computation for the three and nine months ended September 30, 2005, and common stock equivalents totaling 7,944,153 were excluded from the computation for the three and nine months ended September 30, 2004, as their impact would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

	For the Three Months Ended		For the Nine Months Ended
	September 30, (In thousands)		September 30, (In thousands)
	2005	2004	2005	2004
Numerator:

Net (loss) income	$ (50)	$ 229	$ 597	$ 912

Denominator:

Weighted average common shares outstanding	70,324	70,324	70,324	69,191
Dilutive effect of:
Stock options and warrants	42,896	43,502	41,692	42,002
Weighted average common shares outstanding, assuming dilution	113,220	113,826	112,016	111,193

Basic and Diluted Per Share Information:

Net (loss) income per share – Basic and Diluted	$ (0.00)	$ 0.00	$ 0.01	$ 0.01

NOTE 4 – CREDIT FACILITY:

On August 19, 2005, the Company entered into a Credit Agreement (the “Credit Agreement”) with Manufacturers and Traders Trust Corporation (“M&T”), establishing a revolving credit facility (the “Credit Facility”), for aggregate borrowings of up to $2,000,000, to be used for general working capital needs and certain permitted acquisitions. The initial term of the Credit Facility expires in August 2007, but may be renewed in accordance with the terms of the Credit Agreement. The aggregate borrowings of the Company are payable in accordance with the terms of a Grid Note, which provides, among other things, that such borrowings accrue interest at the variable rate of LIBOR plus 2.75% per annum, and are payable in August 2007.

In order to secure repayment of the aggregate borrowings made under the Credit Facility, the Company entered into Security Agreements with M&T, pursuant to which the Company granted M&T a security interest in substantially all of its tangible and intangible assets, and VisionCare of California (“VCC”), a wholly-owned subsidiary of the Company, entered into a Security Agreement with M&T, pursuant to which VCC granted M&T a security interest in substantially all of its tangible and intangible assets, and executed a Guaranty, pursuant to which VCC guaranteed the performance of the Company‘s obligations to M&T in respect of the Credit Facility.

As of September 30, 2005, the Company had no outstanding borrowings under the Credit Facility.

NOTE 5 – CONTINGENCIES:

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

In 1999, Berenter Greenhouse and Webster, the advertising agency previously utilized by the Company, commenced an action, against the Company, in the New York State Supreme Court, New York County, for amounts alleged to be due for advertising and related fees. The amounts claimed by the plaintiff are in excess of $200,000. In response to this action, the Company filed counterclaims of approximately $500,000, based upon estimated overpayments allegedly made by the Company pursuant to the agreement previously entered into between the parties. As of the date hereof, these proceedings were still in the discovery stage. The Company has not recorded an accrual for a loss in this action, as the Company does not believe it is probable that the Company will be held liable in respect of plaintiff's claims.

In July 2001, the Company commenced an Arbitration Proceeding, in the Ontario Superior Court of Justice, against Eye-Site, Inc. and Eye Site (Ontario), Ltd., as the makers of two promissory notes (in the aggregate original principal amount of $600,000) made by one or more of the makers in favor of the Company, as well as against Mohammed Ali, as the guarantor of the obligations of each maker under each note. The notes were issued, by the makers, in connection with the makers’ acquisition of a Master Franchise Agreement for the Province of Ontario, Canada, as well as their purchase of the assets of, and a Sterling Optical Center Franchise for, four of the Company’s retail optical stores then located in Ontario, Canada. In response, the defendants counterclaimed for damages, in the amount of $1,500,000, based upon, among other items, alleged misrepresentations made by representatives of the Company in connection with these transactions. The Company believes that it has a meritorious defense to each counterclaim. As of the date hereof, these proceedings were in the discovery stage. The Company has not recorded an accrual for probable losses in the event that the Company shall be held liable in respect of defendents' counterclaims, as the Company does not believe that any such loss is reasonably possible.

In February 2002, Kaye Scholer, LLP, the law firm previously retained by the Company as its outside counsel, commenced an action in the New York State Supreme Court seeking unpaid legal fees of approximately $122,000. The Company answered the complaint in such action, and has heard nothing since. The Company believes that it has a meritorious defense to such claim. Although the Company has recorded an accrual for probable losses in the event that the Company shall be held liable in respect of plaintiff’s claims, the Company does not believe that any such loss is reasonably possible, or, if there is a loss, the Company does not believe that it is reasonably possible that such loss would exceed the amount recorded.

On May 20, 2003, Irondequoit Mall, LLC commenced an action against the Company and Sterling Vision of Irondequoit, Inc. (“SVI”) alleging, among other things, that the Company had breached its obligations under its guaranty of the lease for the former Sterling Optical store located in Rochester, New York. The Company and SVI believe that they have a meritorious defense to such action. As of the date hereof, these proceedings were in the discovery stage. Although the Company has recorded an accrual for probable losses in the event that the Company shall be held liable in respect of plaintiff’s claims, the Company does not believe that any such loss is reasonably possible, or, if there is a loss, the Company does not believe that it is reasonably possible that such loss would exceed the amount recorded.

In January 2005, the Company commenced an action against Cherello, Inc., Theodore Cherofsky and Jimmy Choello, in the Supreme Court of the State of New York, County of Nassau, seeking, among other things, injunctive relief and monetary damages, in an amount not less than $100,000, as a result of the defendants‘ alleged breach of the terms of the Sterling Optical Center Franchise Agreement (and related documents) with the Company to which they are parties. The defendants then asserted counterclaims against the Company, seeking, among other things, money damages under such Franchise Agreement, as a result of the Company‘s alleged violation of such Franchise Agreements. The Company believes that is has a meritorious defense to such claims. As of the date hereof, these proceedings were in the discovery stage. The Company has not recorded an accrual for a loss in this action, as the Company does not believe it is probable that the Company will be held liable in respect of defendents' counterclaims.

In February 2005, the Company commenced an action against Abell Vision, Inc., Excel of Beaver Dam, Inc., The Visions Group, Inc., John Bellotti and Anne Bellotti, in the Supreme Court of the State of New York, County of Nassau, seeking, among other things, monetary damages, in the approximate amount of $100,000, as a result of the defendants‘ alleged breach of the terms of the Sterling Optical Center Franchise Agreements (and related documents) with the Company to which they are parties. The Defendants then asserted counterclaims against the Company, seeking, among other things, rescission of such Franchise Agreements, and money damages thereunder, as a result of the Company‘s alleged violation of such Franchise Agreements, as well as applicable franchise laws. The Company believes that is has a meritorious defense to such claims. As of the date hereof, these proceedings were in the discovery stage. The Company has not recorded an accrual for a loss in this action, as the Company does not believe it is probable that the Company will be held liable in respect of defendents' counterclaims.

In May 2005, White Flint Mall, LLP commenced an action against the Company in the Circuit Court for Montgomery County, Maryland, in which the plaintiff, as the landlord of the Company‘s former Sterling Optical store located in Bethesda, Maryland, was seeking, among other things, damages against the Company under the lease for such store, in the approximate amount of $80,000. In September 2005, the Company settled this action by paying the plaintiff the aggregate sum of $50,000, in consideration for the dismissal of the action, with prejudice, and the giving of a general release in favor of the Company.

In June 2005, an action was commenced against the Company and its wholly owned subsidiary, Sterling Vision of Beaver Dam, Inc., in the Circuit Court, Dodge County, State of Wisconsin, in which Beaver Dam Mall limited Partnership, as the landlord of the Company‘s Sterling Optical Center located in Beaver Dam, Wisconsin, is seeking, among other things, damages against the Company (and its subsidiary), in the approximate amount of $25,000, in respect of alleged unpaid rent payable under the lease of the premises. The Company believes that it has a meritorious defense to such action. As of the date hereof, these proceedings were in the discovery stage. Although the Company has recorded an accrual for probable losses in the event that the Company shall be held liable in respect of plaintiff’s claims, the Company does not believe that any such loss is reasonably possible, or, if there is a loss, the Company does not believe that it is reasonably possible that such loss would exceed the amount recorded.

In July 2005, an action was commenced against the Company and its wholly owned subsidiary, Sterling Vision of Eastland, Inc., in the North Carolina General Court of Justice, in which Charlotte Eastland Mall, LLC, as the Landlord of the Company‘s former Sterling Optical Center located in Charlotte, North Carolina, is seeking, among other things, damages against the Company, in the approximate amount of $81,000, under its Limited Guaranty of the Tenant’s obligations under the Lease for such Center. The Company believes that it has a meritorious defense to such action. As of the date hereof, the Company’s time to answer the Complaint has not yet expired. The Company has not recorded an accrual for a loss in this action, as the Company does not believe it is probable that the Company will be held liable in respect of plaintiff's claims.

In August 2005, the Company commenced an action against H&M Optical, Ltd. and Michael Ausiello, in the Supreme Court of the State of New York, County of Nassau, seeking, among other things, monetary damages, in the approximate amount of $110,000, as a result of the defendants' alleged breach of the terms of the Sterling Optical Center Franchise Agreement (and related documents) with the Company to which they are parties. The Defendants then asserted counterclaims against the Company, seeking, among other things, money damages arising under the Franchise Agreement and Sublease with the Company, as a result of the Company's alleged violation of such Franchise Agreement and Sublease. The Company believes that is has a meritorious defense to such claims. As of the date hereof, these proceedings were in the discovery stage. The Company has not recorded an accrual for a loss in this action, as the Company does not believe it is probable that the Company will be held liable in respect of defendants' counterclaims.

In addition to the foregoing, in the ordinary course of business, the Company is a defendant in certain lawsuits alleging various claims incurred, certain of which claims are covered by various insurance policies, subject to certain deductible amounts and maximum policy limits. In the opinion of management, the resolution of these claims should not have a material adverse effect, individually or in the aggregate, upon the Company‘s business or financial condition. Other than as set forth above, management believes that there are no other legal proceedings, pending or threatened, to which the Company is, or may be, a party, or to which any of its properties are or may be subject to, which, in the opinion of management, will have a material adverse effect on the Company.

Guarantees

As of September 30, 2005, the Company was a guarantor of certain leases of retail optical stores franchised and subleased to its franchisees, and, in the event that all of such franchisees defaulted on their respective subleases, the Company would be obligated for aggregate lease obligations of approximately $2,920,000. The Company continually evaluates the credit-worthiness of its franchisees in order to determine their ability to continue to perform under their respective subleases. Additionally, in the event that a franchisee defaults under its sublease, the Company has the right to take over operation of the respective location.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Report contains certain forward-looking statements and information relating to the Company that is based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management. When used in this Report, the words “anticipate”, “believe”, “estimate”, “expect”, “there can be no assurance”, “may”, “could”, “would”, “might”, “intends” and similar expressions, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the view of the Company at the date they are made with respect to future events, are not guarantees of future performance and are subject to various risks and uncertainties. These risks and uncertainties may include, among other items: potential conflicts of interest that could occur with certain of our directors; the retention of certain members of our management team; our inability to control the management of our franchised stores; the effects of new federal, state and local regulations that affect the health care industry; insured health plan reimbursement policies and practices with respect to our products and services; our ability to continue to enter favorable arrangements with health care providers; increased competition from other eyewear providers; the general consumer acceptance of refractive laser surgery; product demand and market acceptance risks; the effect of general economic conditions; the impact of competitive products, services and pricing; product development, commercialization and technological difficulties; our ability, or lack thereof, to secure additional equity or debt financing in the future, if necessary, due to the potential lack of liquidity of our common shares; the potential limitation on the use of our net operating loss carry-forwards in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred or could in the future occur; the possibility that we will be unable to successfully execute our business plan; and the outcome of pending and future litigation. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein with the forward-looking statements referred to above. The Company does not intend to update these forward-looking statements for new information, or otherwise, for the occurrence of future events.

Results of Operations

For the Three and Nine Months Ended September 30, 2005, as Compared to the Comparable Periods in 2004

Net sales for Company-owned stores decreased by approximately $30,000, or 3.1%, to $947,000 for the three months ended September 30, 2005, as compared to $977,000 for the comparable period in 2004, and increased by approximately $118,000, or 4.1%, to $3,034,000 for the nine months ended September 30, 2005, as compared to $2,916,000 for the comparable period in 2004. The increase for the nine-month comparable periods was due to a higher average number of Company-owned stores in operation during the same comparable periods.

As of September 30, 2005 and 2004, there were 11 Company-owned stores (including 2 Company-owned stores being managed by franchisees). On a same store basis (for those stores that the Company will continue to operate as Company-owned stores), comparative net sales decreased by $103,000, or 12.1%, to $751,000 for the three months ended September 30, 2005, as compared to $854,000 for the comparable period in 2004, and decreased by $228,000 or 8.6%, to $2,435,000 for the nine months ended September 30, 2005, as compared to $2,663,000 for the comparable period in 2004. Management believes that this decrease was a direct result of generally weak sales levels experienced in the upstate New York market, where the majority of the Company-owned stores are located, combined with the effects of employee turnover in certain of the stores.

Revenues generated by the Company‘s wholly-owned subsidiary, VisionCare of California, Inc. (“VCC”), a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care, decreased by approximately $80,000, or 8.6%, to $846,000 for the three months ended September 30, 2005, as compared to $926,000 for the comparable period in 2004, and decreased by $231,000, or 8.3%, to $2,566,000 for the nine months ended September 30, 2005, as compared to $2,797,000 for the comparable period in 2004. These decreases were primarily due to a decrease in membership fees generated by VCC during the three and nine months ended September 30, 2005, as compared to the same periods in 2004.

Franchise royalties increased by $32,000, or 2.0%, to $1,671,000 for the three months ended September 30, 2005, as compared to $1,639,000 for the comparable period in 2004, and decreased by $138,000, or 2.7%, to $4,902,000 for the nine months ended September 30, 2005, as compared to $5,040,000 for the comparable period in 2004. Management believes the nine-month decrease was due to a decline in franchise sales for the stores that were open during both of the comparable periods and a lower average number of stores in operation during the same comparable periods. During the three-month comparable period, franchise sales were up slightly due to the success of the Company‘s audits of franchise locations, which generated additional revenues, offset by a lower average number of stores in operation during the same comparable periods. As of September 30, 2005, there were 150 franchised stores, as compared to 154 stores in operation as of September 30, 2004.

Other franchise related fees (which includes initial franchise fees, renewal fees and fees related to the transfer of store ownership from one franchisee to another) decreased by $50,000, or 100.0%, to $0 for the three months ended September 30, 2005, as compared to $50,000 for the comparable period in 2004, and decreased by $56,000, or 37.6%, to $93,000 for the nine months ended September 30, 2005, as compared to $149,000 for the comparable period in 2004. These decreases were partly attributable to the Company entering into none and three new franchise agreements during the three and nine months ended September 30, 2005, respectively, as opposed to one and five new franchise agreements during the comparable periods in 2004.

Excluding revenues generated by VCC and exam fee revenue included in net Company-store sales, the Company's gross profit margin decreased by 4.3%, to 66.7%, for the three months ended September 30, 2005, as compared to 71.0% for the comparable period in 2004, and decreased by 0.6%, to 70.4% for the nine months ended September 30, 2005, as compared to 71.0% for the comparable period in 2004. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competitive pricing, and promotional incentives.

Selling, general and administrative expenses increased by $309,000, or 10.5%, to $3,248,000 for the three months ended September 30, 2005, as compared to $2,939,000 for the comparable period in 2004, and increased by $671,000, or 7.7%, to $9,408,000 for the nine months ended September 30, 2005, as compared to $8,737,000 for the comparable period in 2004. These increases were mainly due to increases in facility and overhead charges of $133,000 and $397,000, and in professional fees of $150,000 and $178,000, during the three and nine months ended September 30, 2005, respectively.

Liquidity and Capital Resources

As of September 30, 2005, the Company had working capital of $10,000 and cash on hand of $933,000. During the nine months ended September 30, 2005, cash flows provided by its operating activities were $409,000. This was principally due to net income of $597,000 and non-cash items of $546,000, offset, in part, by an increase in accounts receivable of $173,000, and a decrease in accounts payable and accrued liabilities of $559,000.

For the nine months ended September 30, 2005, cash flows used in investing activities were $327,000, as compared to $248,000 for the comparable period in 2004. This was principally due to capital expenditures, offset, in part by proceeds received on the Company’s franchise notes receivable.

For the nine months ended September 30, 2005, cash flows used in financing activities were $29,000, principally due to the repayment of the Company’s related party borrowings.

Credit Facility

On August 19, 2005, the Company entered into a Credit Agreement (the “Credit Agreement”) with Manufacturers and Traders Trust Corporation (“M&T”), establishing a revolving credit facility (the “Credit Facility”), for aggregate borrowings of up to $2,000,000, to be used for general working capital needs and certain permitted acquisitions. The initial term of the Credit Facility expires in August 2007 and any borrowings under the Credit Facility shall accrue interest at the variable rate of LIBOR plus 2.75% per annum. As of September 30, 2005, the Company had no outstanding borrowings under the Credit Facility.

Future Contractual Obligations

Payments due under contractual obligations as of September 30, 2005 were as follows (in thousands):

	Within 1 year	1-3 years	After 3 years	Total
Long-term debt and related party borrowings (a)	$ 42	$ 587	$ -	$ 629
Interest on long-term debt (a)	-	125	-	125
Operating leases	3,988	4,984	2,249	11,221
	4,030	5,696	2,249	11,975

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In May 2005, White Flint Mall, LLP commenced an action against the Company in the Circuit Court for Montgomery County, Maryland, in which the plaintiff, as the landlord of the Company’s former Sterling Optical store located in Bethesda, Maryland, was seeking, among other things, damages against the Company under the lease for such store, in the approximate amount of $80,000. In September 2005, the Company settled this action by paying the plaintiff the aggregate sum of $50,000, in consideration for the dismissal of the action, with prejudice, and the giving of a general release in favor of the Company.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The following proposal was submitted to the shareholders for approval at the Company’s Annual Meeting of Shareholders (the “Annual Meeting”) held on August 26, 2005:

Proposal No. 1: Election of Directors

On August 29, 2005, the Company received, from the independent inspectors, Mellon Investor Services, Inc., the final, certified results of the voting at the Annual Meeting, held on August 26, 2005. Having received approximately 65% of the votes cast, Seymour G. Siegel, Alan Cohen and Harvey Ross have been re-elected to serve as Class I directors of the Company for a term of two (2) years expiring in 2007. Approximately 97% of the Company’s outstanding shares were voted at the meeting.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.14

Credit Agreement, dated August 19, 2005, between Emerging Vision, Inc. and Manufacturers and Traders Trust Corporation (incorporated by reference to Exhibit 10.14 to the Company's Form 8-K filed on September 9, 2005)

10.15

Standard LIBOR Grid Note, dated August 19, 2005, between Emerging Vision, Inc. and Manufacturers and Traders Trust Corporation (incorporated by reference to Exhibit 10.15 to the Company's Form 8-K filed on September 9, 2005)

10.16	Security Agreement (incorporated by reference to Exhibit 10.16 to the Company's Form 8-K filed on September 9, 2005)
10.17	Trademark Security Agreement (incorporated by reference to Exhibit 10.17 to the Company's Form 8-K filed on September 9, 2005)
10.18	VisionCare Guaranty (incorporated by reference to Exhibit 10.18 to the Company's Form 8-K filed on September 9, 2005)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: November 14, 2005