Form 10-K
period 2005-12-31
EMERGING VISION INC
filed 2006-04-04
CIK 1002554

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-K

Annual Report

Pursuant to Section 13 or 15 (d)

of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2005

Commission File Number 1-14128

EMERGING VISION, INC.

(Exact name of Registrant as specified in its Charter)

NEW YORK

(State or other jurisdiction of incorporation or organization)

11-3096941

(I.R.S. Employer Identification No.)

100 Quentin Roosevelt Boulevard

Garden City, NY 11530

(Address and Zip Code of Principal Executive Offices)

Telephone Number: (516) 390-2100

(Registrant’s telephone number, including area code)

______________________________

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.01 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

Yes	No X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:

Yes	No X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes X	No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer_	Accelerated filer__	Non accelerated filer X

Page -1-

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes	No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2005, was $9,920,052.

Number of shares outstanding as of March 31, 2006:

70,323,698 shares of Common Stock, par value $0.01 per share

Documents incorporated by reference:	None

Page -2-

Part I

Item 1. Business

GENERAL

Emerging Vision, Inc. (the “Registrant” and, together with its subsidiaries, hereinafter the “Company” or “Emerging”) is one of the largest chains of retail optical stores and one of the largest franchise optical chains in the United States, based upon management’s beliefs, domestic sales and the number of locations of Company-owned and franchised stores (collectively referred to hereinafter as “Sterling Stores”). The Registrant was incorporated under the laws of the State of New York in January 1992 and, in July 1992, purchased substantially all of the assets of Sterling Optical Corp., a New York corporation then a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code.

STORE OPERATIONS

The Company and its franchisees operate retail optical stores under the trade names “Sterling Optical,” “Site For Sore Eyes,” “Duling Optical” and “Singer Specs,” although most stores (other than the Company’s Site for Sore Eyes stores located in Northern California) operate under the name “Sterling Optical.” The Company also operates VisionCare of California, Inc. (“VCC”), a specialized health care maintenance organization licensed by the State of California, Department of Managed Health Care, which employs licensed optometrists who render services in offices located immediately adjacent to, or within, most Sterling Stores located in California.

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

As of December 31, 2005, there were 159 Sterling Stores in operation, consisting of 12 Company-owned stores (two of which were being managed by franchisees) and 147 franchised stores. Sterling Stores are located in 15 states, the District of Columbia, Canada and the U.S. Virgin Islands.

The following chart sets forth the breakdown of Sterling Stores in operation as of December 31, 2005 and 2004:

		December 31,
I. COMPANY-OWNED STORES:	2005*		2004

Company-owned stores	10		9
Company-owned stores managed by franchisees	2		2
Total	12		11

(*) Existing store locations: Arizona (2), California (1), New York (8), and North Dakota (1).

Page -3-

		December 31,
	2005*		2004
II. FRANCHISED STORES:	147		154

(*) Existing store locations: California (39), Delaware (6), Florida (1), Illinois (1), Maryland (14), Massachusetts (1), Nevada (1), New Jersey (7), New York (37), North Dakota (3), Ontario, Canada (2), Pennsylvania (13), South Dakota (1), Virginia (8), Washington D.C. (2), West Virginia (1), Wisconsin (8) and the U.S. Virgin Islands (2)

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

FRANCHISE SYSTEM

An integral part of the Company's franchise system includes providing a high level of marketing, training and administrative support to its franchisees. The Company provides “grand opening” assistance for each new franchised location by consulting with its franchisees with respect to store design, fixture and equipment requirements and sources, inventory selection and sources, and marketing and promotional programs, as well as assistance in obtaining managed care contracts. Specifically, the Company's grand opening assistance helps to establish business plans and budgets, provides preliminary store design and plan approval prior to construction of a franchised store, and provides training, an operations manual and a comprehensive business review to aid the franchisee in attempting to maximize its sales and profitability. Further, on an ongoing basis, the Company provides training through regional and national seminars, offers assistance in marketing and advertising programs and promotions, offers online communication, franchisee group discussion as well as updated training modules and product information through its interactive Franchisee Intranet, and consults with its franchisees as to their management and operational strategies and business plans.

Preferred Vendor Network. With the collective buying power of Company-owned and franchised Sterling Stores, the Company has established a network of preferred vendors (the “Preferred Vendors”) whose products may be purchased directly by franchisees at group discount prices, thereby providing such franchisees with the opportunity for higher gross margins. Additionally, the Company negotiates and executes cooperative advertising programs with its Preferred Vendors for the benefit of all Company-owned and franchised stores.

Franchise Agreements. Each franchisee enters into a franchise agreement (the “Franchise Agreement”) with the Company, the material terms of which are as follows:

a.	Term. Generally, the term of each Franchise Agreement is ten years and, subject to certain conditions, is renewable at the option of the franchisee.

b.

Initial Fees. Generally, franchisees (except for any franchisees converting their existing retail optical store to a Sterling Store (a “Converted Store”), and those entering into agreements for more than one location) must pay the Company a non-recurring, initial franchise fee of $20,000. The Company charges each franchisee of a Converted Store a non-recurring, initial franchise fee of $10,000 per location. For each franchisee entering into agreements for more than one location, the Company charges a non-recurring, initial franchise fee of $15,000 for the second location, and $10,000 for each location in excess of two.

Page -4-

c.

Ongoing Royalties. Franchisees are obligated to pay the Company ongoing royalties in an amount equal to a percentage (generally 8%) of the gross revenues generated by their Sterling Store. Franchisees of Converted Stores, however, pay ongoing royalties, on their store's historical average base sales, at reduced rates increasing (in most cases) from 2% to 6% for the first three years of the term of the Franchise Agreement. In addition, most of the Franchise Agreements acquired by the Company from Singer Specs, Inc. (the “Singer Franchise Agreements”) provide for ongoing royalties calculated at 7% of gross revenues. Franchise Agreements entered into prior to January 1994 provide for the payment of ongoing royalties on a monthly basis, while those entered into after January 1994 provide for their payment on a weekly basis, in each case, based upon the gross revenues for the preceding period. Gross revenues generally include all revenues generated from the operation of the Sterling Store in question, excluding refunds to customers, sales taxes, a limited amount of bad debts and, to the extent required by state law, fees charged by independent optometrists.

d.

Advertising Fund Contributions. Most franchisees must make ongoing contributions to an advertising fund (the “Advertising Fund”) equal to a percentage of their store's gross revenues. Except for the Singer Franchise Agreements, which generally provide for contributions equal to 7% of gross revenues, for Franchise Agreements entered into prior to August 1993, the rate of contribution is generally 4% of the store's gross revenues, while Franchise Agreements entered into after August 1993 generally provide for contributions equal to 6% of the store's gross revenues. Generally, 50% of these funds are expended at the direction of each individual franchisee (for the particular Sterling Store in question), with the balance being expended on joint advertising campaigns for all franchisees located within specific geographic areas.

e.

Termination. Franchise Agreements may be terminated if a franchisee has defaulted on its payment of monies due to the Company, or in its performance of the other terms and conditions of the Franchise Agreement. During 2005, the assets of (as well as possession of) two franchised stores were reacquired by the Company. Substantially all of the assets located in such stores were voluntarily surrendered and transferred back to the Company in connection with the termination of the related Franchise Agreements. In such instances, it is generally the Company’s intention to re-convey the assets of such a store to a new franchisee, requiring the new franchisee to enter into the Company’s then current form of Franchise Agreement.

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

The Company continually prepares and revises its in-store, point-of-purchase displays, which provide various promotional messages to customers. Both Company-owned and franchised Sterling Stores participate in advertising and in-store promotions, which include visual merchandising techniques to draw attention to the products displayed in the Sterling Store in question. The Company is also continually refining its interactive web sites, which further markets the “Sterling Optical” and “Site for Sore Eyes” brands in an effort to increase traffic to its stores and, in many instances, also uses direct mail advertising as well as opt-in email advertising to reach prospective, as well as existing, consumers.

The Company annually budgets approximately 4% to 6% of system-wide sales for advertising and promotional expenditures. Generally, franchisees are obligated to contribute a percentage of their Sterling Store’s gross revenues to the Company's segregated advertising fund accounts, which the Company maintains for advertising, promotional and public relations programs. In most cases, the Company permits each franchisee to direct the expenditure of approximately 50% of such contributions, with the balance being expended to advertise and promote all Sterling Stores located within the geographic area of the Sterling Store in question, and/or on national promotions and campaigns.

Page -5-

INSIGHT MANAGED VISION CARE

Managed care is a substantial and growing segment of the retail optical business. The Company, under the trade name “Insight Managed Vision Care,” contracts with payors (i.e. health maintenance organizations, preferred provider organizations, insurance companies, Taft-Hartley unions, and mid-sized to large companies) that offer eye care benefits to their covered participants. When Sterling Stores provide services or products to a covered participant, it is generally at a discount from the everyday advertised retail price. Typically, participants will be eligible for greater eye care benefits at Sterling Stores than those offered at eye care providers that are not participating in a managed care program. The Company believes that the additional customer traffic generated by covered participants, along with purchases by covered participants above and beyond their eye care benefits, more than offsets the reduced gross margins being realized on these sales. The Company believes that convenience of store locations and hours of operation are key factors in attracting managed care business. As the Company increases its presence within markets it has already entered, as well as expands into new markets, it believes it will be more attractive to managed care payors due to the additional Sterling Stores being operated by the Company and its franchisees.

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

The Company believes that the principal competitive factors in the retail optical business are convenience of location, on-site availability of professional eye examinations, rapid service, quality and consistency of product and service, price, product warranties, a broad selection of merchandise, the participation in third-party managed care provider programs and the general consumer acceptance of refractive laser surgery. The Company believes that it competes favorably in each of these areas, except in regards to laser surgery as the Company discontinued operations of its laser vision correction centers.

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

The Company must comply with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which governs our participation in managed care programs. We also must comply with the privacy regulations under HIPAA, which went into effect in April 2003. In addition, all states have passed laws that govern or affect our arrangements with the optometrists who practice in our vision centers. Some states, such as California, have particularly extensive and burdensome requirements that affect the way we do business. In California, optometrists who practice adjacent to our retail locations are providers to, and subtenants of, a subsidiary, which is licensed as a single-service HMO.

Page -6-

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

EMPLOYEES

As of March 17, 2006, the Company employed approximately 128 individuals, of which approximately 68% were employed on a full-time basis. No employees are covered by any collective bargaining agreement. The Company considers its labor relations with its associates to be in good standing and has not experienced any interruption of its operations due to disagreements. The Company is in the process of negotiating employment agreements with its key executives.

Item 1A. Risk Factors

An investment in the Company's common stock involves a number of very significant risks. Because of these risks, only persons able to bear the risk and withstand the loss of their entire investment should invest in the Company's common stock. Prospective investors should consider the following risk factors before making an investment decision.

•

The Company's common stock was delisted from The Nasdaq National Market (“NASDAQ”), which makes it more difficult for shareholders to sell shares of the Company's common stock. On August 24, 2001, the Nasdaq Stock Market terminated the listing of the Company's common stock on NASDAQ as a result of the Company's failure to maintain a $1.00 per share minimum bid price for the Company's common stock. As a result, the Company's common stock began trading on the OTC Bulletin Board on August 24, 2001. The OTC is generally considered a less efficient market than NASDAQ. Shareholders are likely to find it more difficult to trade the Company's common stock on the OTC than on NASDAQ. In order for the Company's common stock to resume trading on NASDAQ, it must satisfy all of NASDAQ’s requirements for initial listing on NASDAQ, apply for listing and be accepted for listing. The Company does not currently satisfy NASDAQ’s initial listing requirements for either NASDAQ or The Nasdaq SmallCap Market, and it is unable to determine whether it will ever be able to satisfy either of those initial listing requirements.

•

The application of the "penny stock rules" could reduce the liquidity and, therefore, the market price of the Company's common stock. On March 29, 2006, the last reported sales price of the Company's common stock was $0.14. Because the trading price of the Company's common stock is less than $5.00 per share and the common stock no longer trades on either NASDAQ or The Nasdaq SmallCap Market, the common stock comes within the definition of a "penny stock." The “penny stock rules” impose additional sales practice requirements on broker-dealers who sell the Company's securities to persons other than established customers and accredited investors, generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse. Before a broker-dealer can sell a penny stock, SEC rules require the firm to first approve the customer for the transaction in question and receive from the customer a written agreement to such transaction. The firm must furnish the customer a document describing the risks of investing in penny stocks. The broker-dealer must also advise the customer of the current market quotation, if any, for the penny stock and the compensation the firm and its broker will receive for the trade. Finally, the firm must send monthly account statements showing the market value of each penny stock held in the customer’s account. These additional burdens imposed on broker-dealers may restrict the ability of broker-dealers to sell the Company's securities and may affect your ability to resell the Company's common stock.

•

Certain of the Company's directors are involved with other companies in the retail optical industry, which are in competition with the Company's Sterling Stores and may result in potential conflicts. Dr. Robert Cohen and Dr. Alan Cohen, two of the Company's directors, are also the principal shareholders and executive officers and directors of Cohen Fashion Optical, Inc. and its affiliate, Real Optical, LLC. Drs. Alan and Robert Cohen are brothers. Cohen Fashion Optical and Real Optical operate and franchise retail optical stores similar to Sterling Stores in the States of Connecticut, Florida, New Hampshire, Massachusetts, New Jersey and New York and may, in the future, operate in other states as well. As of the date hereof, many Cohen Fashion Optical stores were located in the same shopping center or mall as, or in close proximity to, certain Sterling Stores; and, in the future, Cohen Fashion Optical and/or Real Optical may open or franchise additional stores that are located in the same areas as Sterling Stores. These competing businesses could reduce the revenues generated at the Company's competing Sterling Stores.

Page -7-

Drs. Robert and Alan Cohen are also the principal members and executive officers of General Vision Services, LLC, or GVS, which operates retail optical stores located in the New York metropolitan area. GVS stores are similar to, and compete with, the Sterling Stores being operated and franchised by the Company in the same areas. Furthermore, GVS solicits and administers third party benefit programs, similar to those being administered by the Company, through GVS's network of company-owned and independent retail optical stores. It is possible that additional GVS stores, or other retail optical stores, which provide services under third party benefit plans administered by GVS, may, in the future, be located near one or more Sterling Store and may compete directly with such stores.

Additionally, the Company, Cohen Fashion Optical and/or GVS jointly participate in certain third party benefit plans and certain of the Sterling Stores, Cohen Fashion Optical stores and GVS stores participate as providers under third party benefit plans obtained by either the Company, Cohen Fashion Optical or GVS and, in all likelihood, will continue to do so in the future.

A possible consequence of Drs. Robert and Alan Cohens' interests in Cohen Fashion Optical, Real Optical, GVS and their respective affiliates, is that conflicts of interest may arise when business opportunities, in the Company's line of business, are presented to them, whether in their capacity as members of the Company's Board or as shareholders, officers and directors in those other entities. While there can be no assurance as to the manner in which corporate opportunities presented to Drs. Robert and Alan Cohen will be allocated, by them, among the various competing business entities in which they are involved, as a supplement to the common law fiduciary duties to which all directors owe the Company and its shareholders, the Company has adopted a Corporate Code of Ethics (which can be accessed on the Company's website) to which Drs. Robert and Alan Cohen must adhere, which, in part, establishes guidelines as to how potential conflicts of interest are to be handled.

•

The Company significantly depends on the ability and experience of certain members of management, and their departure may prevent or delay the successful execution of the Company's business plan. The Company relies on the skills of certain members of senior management to guide the Company's operations including, but not limited to, Mr. Christopher G. Payan, our Chief Executive Officer, the loss of whom could have an adverse effect on the Company's operations. Furthermore, none of the members of senior management have employment agreements with the Company. Accordingly, key executives may not continue to work for the Company, which could prevent or delay the successful execution of the Company's business plan and attainment of profitability.

•

The Company does not control the management of all of the Sterling Stores that operate under the Company's name, and these stores may be managed by unsuccessful franchisees, which would reduce revenues from these stores. The Company relies, in substantial part, on franchisees for revenues. Since the Company does not control the management of franchised stores, it is possible that a franchisee/owner may not have the business acumen or financial resources to successfully operate his or her franchised Sterling Store. The Company, together with a substantial number of franchisees, have recently experienced a decline in the sales generated from the operation of Sterling Stores. If a substantial number of franchisees experience further declines in their sales and/or are ultimately not successful, revenues from franchisees would decrease. The Company believes the franchisees have experienced sales declines due to many factors, including, among others: decreased spending by consumers, due to a weaker economy; increased competition by large discount eyewear chains, which increases the need for the franchisees to provide more aggressive promotional sales, thus decreasing their profit margins; and the limitations of vision care benefits available under medical and third party benefit plans.

•

Better financed competitors that provide greater levels of advertising obtain favorable discounts from suppliers and offer customers aggressive discount pricing. The Company competes with many types of eyewear providers, which may prevent the Company from increasing or maintaining market share. The retail optical business is highly competitive and includes chains of retail optical stores, superstores, individual retail outlets and a large number of individual opticians, optometrists and ophthalmologists that provide professional services and dispense prescription eyewear. These competitors may take advantage of prompt payment discount plans, aggressive discounting and price-cutting for customers, and increased advertising. As retailers of prescription eyewear, the Company and its franchisees generally service local markets and, therefore, the competition varies substantially from one location or geographic area to another. If the Company is not successful in dealing with competition, it will not be able to increase or maintain its customer base or market share.

Page -8-

•

The Company often offers incentives to customers, which lowers profit margins. At times when major competitors offer significantly lower prices for their products, the Company will likely do the same. Certain of the major competitors offer promotional incentives to their customers including free eye exams, "50% Off" on designer frames and "Buy One, Get One Free" eyecare promotions. In response to these promotions, the Company has offered the same or similar incentives to its customers. This practice has resulted in lower profit margins and these competitive promotional incentives may further reduce the Company's revenues, gross margins and cash flows. Although the Company believes that Sterling Stores provide quality service and products at competitive prices, several of the large retail optical chains have greater financial resources. Therefore, the Company may not be able to continue to deliver cost efficient products in the event of aggressive pricing by competitors, which would reduce profit margins, net income and cash flow.

•

Laser surgery, which eliminates the need for certain eyeglasses and contact lenses. As refractive laser surgery gains market acceptance, the Company may lose revenue from traditional eyewear customers. As traditional eyewear users undergo laser vision correction procedures or other vision correction techniques, the demand for certain contact lenses and eyeglasses will decrease. Due to the fact that the marketing and sale of eyeglasses and contact lenses is a significant part of the Company's business, a decrease in customer demand for these products could have a material adverse effect on sales of prescription eyewear, as well as those of the Company's franchisees.

•

The Company is subject to a variety of state, local and federal regulations that affect the health care industry, which may affect the Company's ability to generate revenues or subject it to additional expenses. The regulatory requirements that the Company and its franchisees must satisfy to conduct business, varies from state to state. For example, some states have enacted laws governing the ability of ophthalmologists and optometrists to enter into contracts with business corporations or lay persons, and some states prohibit companies from computing their royalty fees based upon a percentage of the gross revenues generated by optometrists from exam fees. Various federal and state regulations also limit the financial and non-financial terms of agreements with health care providers and, therefore, the Company's potential revenues may differ depending upon the nature of the various health care provider affiliations.

•

The Company and its franchisees are also subject to the requirements of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which governs participation in managed care programs. The Company also must comply with the privacy regulations under HIPAA. In addition, all states have passed laws that govern or affect arrangements with the optometrists who practice in the Company's vision centers. Additionally, the Company and its franchisees are also subject to regulations regarding franchise business and in-store laboratory operations, as well as the operation, in California, of VisionCare of California (“VCC”), which is regulated by the State of California Department of Managed Health Care. As a franchisor, the Company is subject to various registrations and disclosure requirements imposed by the Federal Trade Commission and by many of the states in which the Company conducts franchising operations. The Federal Occupational Safety and Health Act regulates in-store laboratory operations. Although the Company believe that it's in material compliance with all applicable laws and/or regulations, it may not be able to sustain compliance if these laws and/or regulations change in the future and, in that event, the Company may have to incur significant expenses to maintain compliance.

•

If the Company's subsidiary, VCC, is no longer permitted to employ optometrists, then the revenue generated from the Company's California Sterling Stores would, in all likelihood, decrease materially, thereby decreasing net income and cash flow.

A class action was commenced against the Company and VCC alleging that our operation of VCC, which employs licensed optometrists, violates certain provisions of the California Business and Professions Code. Although the Company prevailed in this case, in such event that VCC would lose its right to employ licensed optometrists in the future, then sales, net income and cash flow would, in all likelihood, decrease.

•

The Company may be exposed to significant risk from liability claims if it is unable to obtain insurance, at acceptable costs, to protect against potential liability claims. The provision of professional eyecare services entails an inherent risk of professional malpractice and other similar claims. The Company does not influence or control the practice of optometry by the optometrists that the Company employs or affiliates with, nor does the Company have responsibility for their compliance with certain regulatory and other requirements directly applicable to these individual professionals. As a result of this relationship, the Company may become subject to professional malpractice actions or claims under various theories relating to the professional services provided by these individuals. The Company may not be able to continue to obtain adequate liability insurance at reasonable rates, in which event, the Company's insurance may not be adequate to cover claims asserted against it, in which event, future cash position could be reduced and the Company's ability to continue operations could be jeopardized.

Page -9-

•

The Company's operations and success are highly dependent upon health care providers, and the Company may be unable to enter into favorable arrangements with these providers. Certain states prohibit the Company and its franchisees from employing optometrists to render professional services on the Company and their behalf. Accordingly, the success of the Company's and their operations as full-service eyecare providers, depends upon the Company's and their ability to enter into agreements with these health care providers to render professional services at Sterling Stores. Due to the increased competition, among large discounters of retail eyewear, to enter into agreements with health care providers and the finite number of available health care providers, the costs of compensating these health care providers has increased materially. The Company and its franchisees may not be able to enter into agreements with these health care providers on satisfactory terms, or these agreements may not be profitable, which would reduce the revenues the Company and its franchisees could generate from the operation of Sterling Stores.

•

Certain events could result in a dilution of your ownership of the Company's common stock. As of December 31, 2005, the Company had 77,941,047 shares that were reserved for issuance under outstanding warrants, options and senior convertible preferred stock. The exercise and conversion prices, as the case may be, of common stock equivalents range from $0.04 to $8.25 per share. If converted or exercised, these securities will result in a dilution of your percentage ownership of the Company's common stock. In addition, if the Company acquires new companies through the issuance of common or preferred stock, your percentage of ownership will be further diluted.

•

The potential limitation on the use of the Company's net operating loss carry-forwards in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred or could occur in the future. Furthermore, in order to limit the potential that future transactions could have a similar effect on the Company’s tax attributes, the Company amended its by-laws to provide the Board of Directors with the ability to void certain transactions in Company securities that may impair or limit the future utilization of its tax attributes, including its net operating loss carry-forwards. However, there can be no assurance that the Company has been, or will in the future be, successful in preventing an event which could materially impair or limit the Company’s utilization of its net operating loss carry-forwards and other tax attributes.

Page -10-

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

The Company's headquarters, consisting of approximately 7,000 square feet, are located in an office building situated at 100 Quentin Roosevelt Boulevard, Garden City, New York 11530, under a sublease that expires in November 2006. This facility houses the Company's principal executive and administrative offices.

VCC’s headquarters, consisting of approximately 1,200 square feet, are located in an office building situated at 9663 Tierre Grande Street, Suite 203, San Diego, CA 92126, under a lease that expires on March 31, 2006. VCC will be moving its offices April 1, 2006. The new location consists of approximately 1,050 square feet and is located at 9625 Black Mountain Road, Suite 311, San Diego, CA 92126. The new lease expires March 31, 2010.

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

Item 3. Legal Proceedings

Information with respect to the Company’s legal proceedings required by Item 103 of Regulation S-K is set forth in the Notes to the Consolidated Financial Statements included in Item 8 of this Report, and is incorporated by reference herein.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote by the Company's shareholders during the fourth quarter ended December 31, 2005.

Page -11-

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Registrant's Common Stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board under the trading symbol “ISEE”. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The range of the high and low closing bid prices for the Registrant's Common Stock for each quarterly period of the last two years is as follows:

	2005		2004
Quarter Ended:	High	Low	High	Low

March 31	$0.20	$0.13	$0.19	$0.09
June 30	$0.20	$0.09	$0.17	$0.08
September 30	$0.18	$0.12	$0.20	$0.13
December 31	$0.18	$0.09	$0.19	$0.13

The approximate number of shareholders of record of the Company's Common Stock as of March 20, 2006 was 296.

There was one shareholder of record of the Company’s Senior Convertible Preferred Stock as of March 31, 2006.

Historically, the Company has not paid dividends on its Common Stock, and has no intention to pay dividends on its Common Stock in the foreseeable future. It is the present policy of the Registrant’s Board of Directors to retain earnings, if any, to finance the Company's future operations and growth.

Although the Company has not paid dividends, if the Company does in the future, those dividend payments could affect the Company’s financial covenants related to their credit facility. Such credit facility is described in Item 7 of this Report.

Item 6. Selected Financial Data

USE OF NON-GAAP FINANCIAL MEASURE

In this document, at times we refer to EBITDA. EBITDA is calculated as net earnings before interest, taxes, depreciation and amortization. We refer to EBITDA because it is a widely accepted financial indicator of a company’s ability to service or incur indebtedness.

Page -12-

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

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The following Selected Financial Data has been derived from the audited consolidated financial statements of the Company and should be read in conjunction with those statements, which are included in this Report. The consolidated financial statements were audited by Arthur Andersen LLP, independent public accountants, with respect to the year ended December 31, 2001. The consolidated financial statements for the years ended December 31, 2005, 2004, 2003 and 2002 were audited by Miller Ellin & Company LLP, independent public accountants.

(In thousands, except for per share data)
Year Ended December 31,
Statement of Operations Data:	2005	2004	2003	2002	2001

Total revenues	$ 13,979	$ 14,113	$ 14,038	$ 18,000	$ 19,508
Income (loss) from continuing operations	$ 266	$ 884	$ (2,967)	$ (4,721)	$ (5,088)
Income from discontinued operations	$ -	$ -	$ -	$ 74	$ 1,312
Net income (loss)	$ 266	$ 884	$ (2,967)	$ (4,647)	$ (3,776)
Per Share Information – basic and diluted Income (loss) from continuing operations	$ 0.00	$ 0.01	$ (0.05)	$ (0.17)	$ (0.19)
Income from discontinued operations	$ -	$ -	$ -	$ 0.01	$ 0.05
Net income (loss) per share	$ 0.00	$ 0.01	$ (0.05)	$ (0.16)	$ (0.14)

Weighted-average common shares outstanding:
Basic	70,324	69,475	56,507	28,641	26,409
Diluted	112,422	113,696	56,507	28,641	26,409

Balance Sheet Data:
Working capital deficit	$ (207)	$ (603)	$ (1,590)	$ (4,632)	$ (1,011)
Total assets	6,199	5,989	6,639	6,650	11,057
Total debt	619	658	931	1,494	1,299
Other Data:
EBITDA (1)	607	1,200	(2,435)	(4,026)	(3,400)

Page -13-

Quarterly Data:
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2005	2004	2005	2004	2005	2004	2005	2004

Net revenues	$3,674	$3,673	$3,359	$3,545	$3,468	$3,537	$3,478	$3,358
Net income (loss)	$447	$648	$200	$35	$(50)	$229	$(331)	$(28)
EBITDA (1)	$529	$717	$269	$112	$26	$319	$(217)	$52

Earnings Per Share:
Basic	$0.01	$0.01	$0.00	$0.00	$(0.00)	$0.00	$(0.00)	$(0.00)
Diluted	$0.00	$0.01	$0.00	$0.00	$(0.00)	$0.00	$(0.00)	$(0.00)

Sterling Store Data:
	(In thousands, except for number of stores)
	Year Ended December 31,
	2005	2004	2003	2002	2001
Company-owned stores bought, opened or reacquired	4	2	3	4	15
Company-owned stores sold or closed	(3)	(2)	(9)	(14)	(10)
Company-owned stores at end of period	10	9	9	15	25
Company-owned stores being managed by Franchisees at end of period	2	2	5	8	9
Franchised stores being managed by Company at end of period	-	-	-	-	1
Franchised stores at end of period	147	154	158	159	169

Average sales per store (2):
Company-owned stores	$421	$467	$408	$394	$434
Franchised stores	$545	$545	$545	$591	$564
Average franchise royalties per franchised store (2)	$43	$42	$40	$47	$43

(1) EBITDA is calculated as net earnings before interest, taxes, depreciation and amortization. The following is a reconciliation of net income to EBITDA (amounts in thousands):

Reconciliation of Non-GAAP Financial Measure

This table includes the reconciliation of net income (loss) to EBITDA for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003

Net income (loss)	$ 266	$ 884	$ (2,967)
Add back:
Interest expense	43	59	197
Taxes	43	30	57
Depreciation and amortization	255	227	278

EBITDA	$ 607	$ 1,200	$ (2,435)

Page -14-

The Company also incurred other non-cash charges that effected earnings including compensation expenses for the grants of stock options and warrants of $176,000, $148,000 and $4,739,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Report contains certain forward-looking statements and information relating to the Company that is based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management. When used in this Report, the words “anticipate”, “believe”, “estimate”, “expect”, “there can be no assurance”, “may”, “could”, “would”, “might”, “intends” and similar expressions and their negatives, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the view of the Company at the date they are made with respect to future events, are not guarantees of future performance and are subject to various risks and uncertainties as identified in Item 1A “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein with the forward-looking statements referred to above. The Company does not intend to update these forward-looking statements for new information, or otherwise, for the occurrence of future events.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Net sales for Company-owned stores increased by $188,000, or 4.9%, to $4,009,000 for the year ended December 31, 2005, as compared to $3,821,000 for the comparable period in 2004. The increase in net sales was a direct result of a higher average number of stores in operation during the same comparable periods. On a same store basis (for stores that operated as a Company-owned store during the entirety of both of the years ended December 31, 2005 and 2004), comparative net sales decreased by $171,000, or 5.0%, to $3,266,000 for the year ended December 31, 2005, as compared to $3,437,000 for the comparable period in 2004. Management believes that this decrease was a direct result of generally weak sales levels experienced in the upstate New York market, combined with the effects of employee turnover in certain of the stores.

Revenues generated by the Company’s wholly-owned subsidiary, VisionCare of California, Inc. (“VCC”), a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care, decreased by approximately $298,000, or 8.1%, to $3,398,000 for the year ended December 31, 2005, as compared to $3,696,000 for the comparable period in 2004. These decreases were primarily due to a decrease in membership fees generated by VCC during 2005.

Franchise royalties decreased by $24,000, or 0.4%, to $6,564,000 for the year ended December 31, 2005, as compared to $6,588,000 for the comparable period in 2004. Management believes the decrease was due to a lower average number of stores in operation during the same comparable periods, offset by a slight increase in franchise sales for the stores that were open during both of the comparable periods. As of December 31, 2005, there were 147 franchised stores, as compared to 154 stores in operation as of December 31, 2004.

Excluding revenues generated by VCC and exam fee revenues included in net Company stores sales, the Company's gross profit margin decreased by 0.5%, to 70.6% for the year ended December 31, 2005, as compared to 71.1% for the comparable period in 2004. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competitive pricing, and promotional incentives, among other things.

Selling, general and administrative expenses increased by $937,000, or 7.8%, to $12,933,000 for the year ended December 31, 2005, as compared to $11,996,000 for the comparable period in 2004. The increase was partially a result of increases in payroll and related benefits of $288,000, facility charges of $403,000 and other overhead charges of $159,000, which was mainly due to a higher average number of Company stores in operation during 2005. The increase in selling, general and administrative expenses was also attributable to an increase in professional fees of $207,000 relating to proactive litigation to enforce franchise agreements and an increase in bad debt expense of $148,000 related, in part, to certain franchisee bankruptcies and franchise store closures. These increases were offset, in part, by a decrease in certain travel and other related expenses of $233,000.

Page -15-

Other franchise related fees (which includes initial franchise fees, renewal fees and fees related to the transfer of store ownership from one franchisee to another) decreased by $78,000, or 38.8%, to $123,000 for the year ended December 31, 2005, as compared to $201,000 for the comparable period in 2004. This decrease was primarily attributable to the Company recognizing franchise fees on 4 franchise agreement renewals, 5 new franchise agreements and 3 franchise agreement transfers in 2005, as compared to 5 franchise agreement renewals, 5 new franchise agreements and 8 franchise agreement transfers in 2004. In the future, other franchise related fees are likely to fluctuate depending on the timing of franchise agreement expirations, new store openings and franchise store transfers.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Net sales for Company-owned stores decreased by $261,000, or 6.4%, to $3,821,000 for the year ended December 31, 2004, as compared to $4,082,000 for the comparable period in 2003. The decrease in net sales was a direct result of a decrease in Company-owned store sales primarily due to a lower average number of stores over the course of the full fiscal year during the comparable periods. On a same store basis (for stores that operated as a Company-owned store during the entirety of both of the years ended December 31, 2004 and 2003), comparative net sales decreased by $99,000, or 2.8%, to $3,437,000 for the year ended December 31, 2004, as compared to $3,536,000 for the comparable period in 2003. Management believes that this decrease was a direct result of generally weak sales levels experienced in the upstate New York market, where the majority of the Company-owned stores are located, combined with the effects of employee turnover in certain of the stores.

Revenues generated by VCC increased by approximately $220,000, or 6.3%, to $3,696,000 for the year ended December 31, 2004, as compared to $3,476,000 for the comparable period in 2003. These increases were primarily due to an increase in membership fees generated by VCC during 2004.

Franchise royalties increased by $163,000, or 2.5%, to $6,588,000 for the year ended December 31, 2004, as compared to $6,425,000 for the comparable period in 2003. Management believes this increase was a result of a slight increase in franchise sales for the stores that were open during both of the comparable periods, increased levels of field support to franchisees and the success of the Company’s audits of franchise locations, which generated additional revenues.

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

Selling, general and administrative expenses decreased by $4,476,000, or 27.2%, to $11,996,000 for the year ended December 31, 2004, as compared to $16,472,000 for the comparable period in 2003. This decrease was mainly a result of a non-cash charge of $4,544,000 for the issuance of warrants as result of the Company’s Rescission Transactions. This was offset, in part, by increases in facility and other overhead charges of $121,000 and increases in professional fees of $46,000. Additionally, during 2003, the Company incurred approximately $140,000 of costs related to an unsolicited offer to acquire all the outstanding Capital Stock of the Company. No such costs were incurred during 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, the Company had negative working capital of $207,000 (compared to $603,000 as of December 31, 2004) and cash on hand of $816,000. During 2005, the Company’s operating activities provided an additional $312,000 of cash. This was principally due to net income of $266,000 and non-cash items of $972,000, offset, in part, by an increase in accounts receivable of $725,000, and a decrease in accounts payable and accrued liabilities of $150,000. The Company believes it will continue to improve its operating cash flows through franchisee audits and continuous monitoring of Company-owned stores including new marketing strategies and increased gross margins, among other things.

Page -16-

For the year ended December 31, 2005, cash flows used in investing activities were $337,000, primarily due to the issuance of franchise promissory notes and by capital expenditures (which included the Company’s new accounting system, as well as the acquisition of two, new Company-owned stores) made by the Company during 2005, offset, in part, by proceeds received on certain franchise notes.

For the year ended December 31, 2005, cash flows used in financing activities were $39,000 due to the repayment of the Company’s related party borrowings.

CREDIT FACILITY

On August 19, 2005, the Company entered into a Credit Agreement (the “Credit Agreement”) with Manufacturers and Traders Trust Corporation (“M&T”), establishing a revolving credit facility (the “Credit Facility”), for aggregate borrowings of up to $2,000,000, which may be used for general working capital needs and certain permitted acquisitions. The initial term of the Credit Facility expires in August 2007, but the term may be renewed in accordance with the terms of the Credit Agreement. Borrowing are payable in August 2007 with interest accruing at the variable rate of LIBOR plus 2.75% per annum in accordance with the terms of a Grid Note. The Credit Facility includes various financial covenants including minimum net worth, maximum funded debt and debt service ratio requirements. As of December 31, 2005, the Company had no outstanding borrowings under the Credit Facility and does not anticipate making any borrowings in the near future. Additionally, as of December 31, 2005, the Company was not in compliance with one of the financial covenants, however, on March 31, 2006, M&T granted the Company a waiver and agreed that such covenant is now in compliance for the period ended December 31, 2005.

CONTRACTUAL OBLIGATIONS

Payments due under contractual obligations as of December 31, 2005 were as follows (in thousands):

	Within 1 year	1-3 years	After 3 years	Total

Long-term debt and related party borrowings (a)	$43	$576	$-	$619
Interest on long-term debt and related party borrowings (a)	-	125	-	125
Operating leases	4,278	4,682	2,852	11,812
	$4,321	$5,383	$2,852	$12,556

a)

Effective April 14, 2003, in connection with certain Rescission Transactions consummated by the Company on December 31, 2003, the Company signed numerous promissory notes with certain of its shareholders, two of whom are also directors of the Company. The notes, which aggregate $520,000, bear interest at a rate of 6% per annum, and all sums (principal and interest) under the notes are due and payable in April 2007. Information with respect to the Company’s contractual obligations is set forth in the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

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

The Company does not have any off-balance sheet financing or unconsolidated variable interest entities, with the exception of certain guarantees on leases. We refer the reader to the Notes to the Consolidated Financial Statements included in Item 8 of this Report for information regarding the Company’s lease guarantees.

Page -17-

MANAGEMENT’S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

High-quality financial statements require rigorous application of high-quality accounting policies. Management believes that its policies related to revenue recognition, legal contingencies and allowances on franchise, notes and other receivables are critical to an understanding of the Company’s consolidated financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain.

Management’s estimate of the allowances on receivables is based on historical sales, historical loss levels, and an analysis of the collectibility of individual accounts.  To the extent that actual bad debts differed from management's estimates by 10 percent, consolidated net income would be an estimated $50,000 higher/lower, based upon 2005 results, depending upon whether the actual write-offs are greater or lesser than estimated.

Management’s estimate of the valuation allowance on deferred tax assets is based on whether it is more likely than not that the Company’s net operating loss carry-forwards will be utilized.  Factors that could impact estimated utilization of the Company's net operating loss carry-forwards are the success of its stores and franchisees, the Company's operating efficiencies and the effects of Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred, or could occur in the future.  To the extent that management lowered its valuation allowance on deferred tax assets by 10 percent, consolidated net income would be an estimated $1,900,000 higher, based on 2005 results.

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 103. Accordingly, revenues are recorded when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. To the extent that collectibility of royalties and/or interest on franchise notes is not reasonably assured, the Company recognizes such revenues when the cash is received. To the extent that revenues that were recognized on a cash basis were recognized on an accrual basis, consolidated net income would be an estimated $411,000 higher, based upon 2005 results.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Changes and Error Corrections

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” a replacement of Accounting Principles Board (“APB”) No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” to require retrospective application to prior periods’ financial statements of changes in accounting principle, unless the change is impracticable to determine the period-specific effects or the cumulative effect of the change. As the Company did not have an accounting change or error correction, the adoption of this Statement did not have, nor is it expected to have, a material impact on the Company’s financial position or results of operations.

Page -18-

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

The Company is exposed to interest rate risk under its Credit Facility with M&T Bank. Any increase in the LIBOR rate would lead to higher interest expense, if the Company borrows against the Credit Facility. The Company has not borrowed from the inception of the Credit Facility on August 19, 2005.

Page -19-

Item 8. Financial Statements and Supplementary Data

TABLE OF CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	21

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2005 and 2004	22

Consolidated Statements of Operations for the Years Ended	23
December 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders' Equity (Deficit) for the	24
Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended	25
December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements	26

Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

Page -20-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Emerging Vision, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Emerging Vision, Inc. (a New York corporation) and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emerging Vision, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years ended December 31, 2005 in conformity with accounting principles generally accepted in the United States.

/S/ MILLER, ELLIN & COMPANY LLP

New York, New York

March 24, 2006, except for Note 10 and 11 as to which date is March 31, 2006

Page -21-

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Data)
ASSETS	December 31,
	2005	2004
Current assets:
Cash and cash equivalents	$816	$880
Franchise receivables, net of allowance of $195 and $114, respectively	1,936	1,512
Other receivables, net of allowance of $2 and $47, respectively	219	113
Current portion of franchise notes receivable, net of allowance of $150 and $58, respectively	158	379
Inventories, net	407	396
Prepaid expenses and other current assets	395	452
Total current assets	3,931	3,732

Property and equipment, net	610	487
Franchise notes receivable, net of allowance of $41 and $22, respectively	129	295
Goodwill	1,266	1,266
Other assets	263	209
Total assets	$6,199	$5,989

LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,012	$4,162
Payables associated with proxy contest and related litigation	46	92
Accrual for store closings	37	42
Related party borrowings	43	39
Total current liabilities	4,138	4,335

Long-term debt	385	385
Related party borrowings	191	234
Franchise deposits and other liabilities	667	659

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized:
Senior Convertible Preferred Stock, $100,000 liquidation preference per share; 0.74 shares issued and outstanding	74	74
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 70,506,035 share issued and 70,323,698
shares outstanding	705	705
Treasury stock, at cost, 182,337 shares	(204)	(204)
Additional paid-in capital	126,389	126,213
Accumulated deficit	(126,146)	(126,412)
Total shareholders' equity	818	376
Total liabilities and shareholders' equity	$6,199	$5,989

The accompanying notes are an integral part of these consolidated balance sheets.

Page -22-

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Per Share Data)
	For the Year Ended December 31,
	2005	2004	2003

Revenues:
Net sales	$7,415	$7,525	$7,613
Franchise royalties	6,564	6,588	6,425
Total revenue	13,979	14,113	14,038

Costs and expenses:
Cost of sales	1,029	964	844
Selling, general and administrative expenses	12,933	11,996	16,472
Total costs and expenses	13,962	12,960	17,316

Operating income (loss)	17	1,153	(3,278)

Other income (expense):
Other franchise related fees	123	201	287
Interest on franchise notes receivable	61	88	151
Other income	108	82	70
Costs for proxy contest and related litigation	-	(581)	-
Interest expense	(43)	(59)	(197)
Total other income (expense)	249	(269)	311

Income (loss) before provision for income taxes	266	884	(2,967)
Provision for income taxes	-	-	-
Net income (loss)	$266	$884	$(2,967)

Net income (loss) per share – basic and diluted	$0.00	$0.01	$(0.05)

Weighted-average number of common shares outstanding –
Basic	70,324	69,475	56,507
Diluted	112,422	113,696	56,507

The accompanying notes are an integral part of these consolidated statements.

Page -23-

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (In Thousands, Except Share Data)
	Senior Convertible Preferred Stock		Common Stock		Treasury Stock, at cost		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount

Balance – December 31, 2002	1	$ 74	29,922,957	$ 299	182,337	$ (204)	$ 120,345	$ (124,329)	$ (3,815)
Exercise of stock options and warrants	-	-	759,130	8	-	-	37	-	45
Issuance of common shares in connection with Rights Offering	-	-	50,000,000	500	-	-	838	-	1,338
Issuance of warrants in connection with Rights Offering	-	-	-	-	-	-	521	-	521
Issuance of stock options to Officers and Directors	-	-	-	-	-	-	13	-	13
Rescission of common shares and warrants issued in Rights Offering	-	-	(13,000,000)	(130)	-	-	(390)	-	(520)
Issuance of warrants as a result of Rescission Transactions	-	-	-	-	-	-	4,544	-	4,544
Vesting of warrants issued to Balfour & Goldin	-	-	-	-	-	-	79	-	79
Net loss	-	-	-	-	-	-	-	(2,967)	(2,967)
Balance – December 31, 2003	1	$ 74	67,682,087	$ 677	182,337	$ (204)	$ 125,987	$ (127,296)	$ (762)
Exercise of stock options and warrants	-	-	2,823,948	28	-	-	78	-	106
Issuance of warrants for services rendered in connection with Proxy Contest	-	-	-	-	-	-	5	-	5
Issuance of stock options and warrants	-	-	-	-	-	-	143	-	143
Net income	-	-	-	-	-	-	-	884	884
Balance – December 31, 2004	1	$ 74	70,506,035	$ 705	182,337	$ (204)	$ 126,213	$ (126,412)	$ 376
Issuance of stock options and warrants	-	-	-	-	-	-	176	-	176
Net income	-	-	-	-	-	-	-	266	266
Balance – December 31, 2005	1	$ 74	70,506,035	$ 705	182,337	$ (204)	$ 126,389	$ (126,146)	$ 818

The accompanying notes are an integral part of these consolidated statements.

Page -24-

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands)
	For the Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$266	$884	$(2,967)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	255	227	278
Provision for doubtful accounts	501	353	179
Non-cash compensation charges related to options and warrants	176	148	4,739
Charges related to long-lived assets	40	-	10
Changes in operating assets and liabilities:
Franchise and other receivables	(725)	(128)	(234)
Inventories	(11)	(4)	64
Prepaid expenses and other current assets	57	(63)	(68)
Other assets	(54)	28	32
Accounts payable and accrued liabilities	(150)	(1,254)	(556)
Payables associated with proxy contest and related litigation	(46)	92	-
Franchise deposits and other liabilities	8	(278)	(980)
Accrual for store closings	(5)	(102)	(965)
Net cash provided by (used in) operating activities	312	(97)	(468)

Cash flows from investing activities:
Franchise notes receivable issued	(150)	(377)	(21)
Proceeds from franchise and other notes receivable	231	344	558
Purchases of property and equipment	(418)	(233)	(68)
Net cash (used in) provided by investing activities	(337)	(266)	469

Cash flows from financing activities:
Proceeds from the issuance of common stock upon the exercise of stock options and warrants	-	106	45
Proceeds from borrowings	-	-	769
Payments on borrowings	(39)	(246)	(1,435)
Net proceeds from Rights Offering	-	-	1,339
Net cash (used in) provided by financing activities	(39)	(140)	718
Net (decrease) increase in cash and cash equivalents	(64)	(503)	719
Cash and cash equivalents – beginning of year	880	1,383	664
Cash and cash equivalents – end of year	$816	$880	$1,383

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$12	$25	$71
Taxes	$43	$93	$72

Non-cash investing and financing activities:
Issuance of promissory notes in exchange for rescission of units	$-	$-	$520

The accompanying notes are an integral part of these consolidated statements.

Page -25-

EMERGING VISION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

Business

Emerging Vision, Inc. (the “Registrant” and, together with its subsidiaries, hereinafter the “Company” or “Emerging”) is one of the largest chains of retail optical stores and one of the largest franchise optical chains in the United States, based upon management’s beliefs, domestic sales and the number of locations of Company-owned and franchised stores (collectively referred to hereinafter as “Sterling Stores”). The Registrant was incorporated under the laws of the State of New York in January 1992 and, in July 1992, purchased substantially all of the assets of Sterling Optical Corp., a New York corporation then a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code.

As of December 31, 2005, there were 159 Sterling Stores in operation, consisting of 12 Company-owned stores (two of which were being managed by franchisees) and 147 franchised stores.

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

Revenue Recognition

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which superseded SAB No. 101, “Revenue Recognition in Financial Statements.” Accordingly, revenues are recorded when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s prices to buyers are fixed or determinable, and collectibility is reasonably assured.

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

Continuing franchise royalties are based upon a percentage of the gross revenues generated by each franchised location. To the extent that collectibility of royalties is not reasonably assured, the Company recognizes such revenue when the cash is received. Initial franchise fees, which are non-refundable, are recognized when the related franchise agreement is signed. Membership fees generated by VisionCare of California, Inc. (“VCC”), a wholly owned subsidiary of the Company, are for optometric services provided to individual patients (members). A portion of membership fee revenues is deferred when billed and recognized ratably over the one-year term of the membership agreement. Interest on franchise notes represents interest charged to franchisees pursuant to promissory notes issued in connection with their acquisition of the assets of a Sterling Store or a qualified financing of their obligations to the Company. To the extent that collectibility of promissory note payments is not reasonably assured, the Company recognizes such income when the cash is received.

Page -26-

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

Inventories, net

Inventories, net, are stated at the lower of cost or market, using the first-in, first-out (FIFO) method, and consist primarily of contact lenses, ophthalmic lenses, eyeglass frames and sunglasses.

Property and Equipment, net

Property and equipment, net, are recorded at cost, less accumulated depreciation and amortization. Depreciation is recorded on a straight-line basis over the estimated useful lives of the respective classes of assets. All depreciation and amortization costs are reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

Goodwill

In 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This Statement provided that goodwill and intangible assets with indefinite lives should no longer be amortized, but should be reviewed, at least annually, for impairment. In accordance with the adoption of SFAS No. 142, the Company ceased amortizing its existing net goodwill of $1,266,000. Management performed a review of its existing goodwill and determined that it is not impaired as of December 31, 2005.

Impairment of Long-Lived Assets

The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, but amends the prior accounting and reporting standards for segments of a business to be disposed of. The Company periodically evaluates its long-lived assets (on a store-by-store basis) based on, among other factors, the estimated, undiscounted future cash flows expected to be generated from such assets in order to determine if an impairment exists. For the years ended December 31, 2005, 2004 and 2003, the Company did not record any impairment charges for stores it will continue to operate, and wrote off $40,000, $0 and $10,000, respectively, of long-lived assets related to stores that management has made the decision not to continue to operate. All of the aforementioned amounts are reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003, respectively, and a new basis, if any, for the impaired assets was established.

Cost of Sales

Cost of sales include the sale of inventory items such as eyeglass frames, contact lenses, ophthalmic lenses, sunglasses and accessories as well as the respective shipping and freight costs for such items.

Page -27-

Selling, general and administrative expenses

Selling, general and administrative expenses primarily include payroll and related benefits, franchise promotions and seminars, travel, rent, other overhead, professional fees, depreciation, bank fees and bad debt expense.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for Company-owned stores aggregated approximately $212,000, $185,000 and $177,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and is reflected in selling, general and administrative expenses on the accompanying Consolidated Statements of Operations. Advertising fees received from franchisees are not accounted for in the Consolidated Statements of Operations as the Company acts in an agent capacity with respect to those funds. These funds are included in accounts payable and accrued liabilities on the accompanying Company’s Consolidated Balance Sheets until such time as the franchisee directs the spending of such funds.

Comprehensive Income

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which establishes rules for the reporting of comprehensive income (loss) and its components. For the years ended December 31, 2005, 2004 and 2003, the Company's operations did not give rise to items includible in comprehensive income (loss) that were not already included in net income (loss). Therefore, the Company's comprehensive income (loss) is the same as its net income (loss) for all periods presented.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method specified by SFAS No. 109, the deferred income tax amounts included in the Consolidated Balance Sheets are determined based on the differences between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates that will be in effect when these differences reverse. Differences between assets and liabilities for financial statement and tax return purposes are principally related to accrued expenses, the allowances on receivables, equity-based awards and net operating loss carry-forwards.

Guarantee Disclosures

The Company follows the provision of FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which clarifies the required disclosures to be made by a guarantor in their interim and annual consolidated financial statements about its obligations under certain guarantees that it has issued. FIN No. 45 also requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken. The provisions of this Interpretation did not have a material impact on the Company’s financial position or results of operations.

Stock-Based Compensation

Beginning with stock options and warrants granted in 2003, the Company has accounted for stock-based compensation in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which provided guidance for the recognition of compensation expense as it related to the issuance of stock options and warrants. In addition, the Company adopted the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123.” SFAS No. 148 amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation provided by SFAS No. 123. As permitted by SFAS No. 148, the Company has adopted the fair value method recommended by SFAS No. 123 to effect a change in accounting for stock-based employee compensation. In addition, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which revised SFAS No. 123 to require all share-based payments to employees, including grants of employee stock options, to be recognized based on their fair values.

Stock-based compensation cost of approximately $176,000, $129,000 and $13,000 is reflected in selling, general and administrative expenses on the accompanying Consolidated Statement of Operations for the years ended December 31, 2005, 2004 and 2003, respectively. The Company determined the fair value of options and warrants issued using the Black-Scholes option pricing model with the following assumptions: 1 to 2 year expected lives; 10-year expiration period, risk-free interest rate ranging from 3.97% to 4.32%, stock price volatility ranging from 79% to 80%, with no dividends over the expected life.

Page -28-

The Company recognized $0, $19,000 and $0 of expenses related to its issuance of stock options and warrants to certain non-employee consultants to the Company in 2005, 2004 or 2003, respectively, which expenses are reflected in selling, general and administrative expenses on the accompanying Consolidated Statements of Operations.

Concentration of Credit Risk

Cash

The Company maintains cash balances with various financial institutions, which, at times, may exceed the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses to date as a result of this policy, and management believes there is little risk of loss.

Receivables

The Company operates retail optical stores in North America, predominantly in the United States, and its receivables are primarily from franchisees that also operate retail optical stores in the United States. The Company estimates allowances for doubtful accounts based on its franchisees’ financial condition and collection history. Management believes the Company’s allowances are sufficient to cover any losses related to its inability to collect its accounts and notes receivables. Accounts are written-off when significantly past due and deemed uncollectible by management. At times, the Company experiences difficulties with the collection of amounts due from certain franchisees and with certain franchisees’ reporting of revenues subject to royalties. This is a common problem for franchisors, and the Company has taken steps designed to improve the reporting by, and collection from, its franchisees.

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for an enterprise’s operating segments, and related disclosures about its products, services, geographic areas and major customers. As defined in SFAS No. 131, for the years ended December 31, 2005, 2004 and 2003, the Company reviewed its business operations and determined that the Company's operations were classified into one principal industry segment, retail optical. The retail optical segment consists of selling merchandise such as eyeglasses, sunglasses, contact lenses, ophthalmic lenses, accessories, eye exam services, amongst other items.

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year presentation.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” a replacement of Accounting Principles Board (“APB”) No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” to require retrospective application to prior periods’ financial statements of changes in accounting principle, unless the change is impracticable to determine the period-specific effects or the cumulative effect of the change. As the Company did not have an accounting change or error correction, the adoption of this Statement did not have, nor is it expected to have, a material impact on the Company’s financial position or results of operations.

NOTE 2 – PER SHARE INFORMATION:

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per common share (“Basic EPS”) is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing the net income (loss) by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Consolidated Statements of Operations. Consolidated stock equivalents totaling 3,291,020, 5,340,153 and 9,223,227 were excluded from the computation of Diluted EPS for the years ended December 31, 2005, 2004 and 2003, respectively, as their effect on the computation of Diluted EPS would have been anti-dilutive.

Page -29-

The following table sets forth the computation of basic and diluted per share information:

	(In thousands)
	2005	2004	2003
Numerator:
Net income (loss)	$266	$884	$(2,967)

Denominator:
Weighted average common shares outstanding	70,324	69,475	56,507
Dilutive effect of stock options and warrants	42,098	44,221	-
Weighted average common shares outstanding, assuming dilution	112,422	113,696	56,507

Basic and Diluted Per Share Information:
Net income (loss) per share – basic and diluted	$0.00	$0.01	$(0.05)

NOTE 3 – FRANCHISE NOTES RECEIVABLE:

Franchise notes held by the Company consist primarily of purchase money notes related to Company-financed conveyances of Company-owned store assets to franchisees, and certain franchise notes receivable obtained by the Company in connection with acquisitions in prior years. Substantially all notes are secured by the underlying assets of the related franchised store, as well as the personal guarantee of the principal owners of the franchise. As of December 31, 2005, these notes generally provided for interest ranging from 8% to 12%.

Scheduled maturities of notes receivable as of December 31, 2005, are as follows (in thousands):

2006	$308
2007	27
2008	143
478
Less: allowance for doubtful accounts	(191)
$287

NOTE 4 – VALUATION AND QUALIFYING ACCOUNTS:

Franchise receivables, franchise notes receivable, and other Company receivables, are shown on the Consolidated Balance Sheets net of allowances for doubtful accounts. The following is a breakdown, by major component, of the change in those allowances, along with the accruals for store closings:

Page -30-

	(In thousands) As of December 31,

Franchise Receivables:	2005	2004	2003
Balance, beginning of year	$114	$844	$1,063
Charged to expense	238	206	84
Reductions, including write-offs	(162)	(975)	(303)
Additions and transfers	5	39	-
Balance, end of year	$195	$114	$844

Franchise Notes Receivables:
Balance, beginning of year	$80	$782	$1,928
Charged to expense	206	37	20
Reductions, including write-offs	(90)	(739)	(1,173)
Additions and transfers	(5)	-	7
Balance, end of year	$191	$80	$782
Other Company Receivables:
Balance, beginning of year	$47	$118	$101
Charged to expense	20	109	75
Reductions, including write-offs	(65)	(180)	(117)
Additions and transfers	-	-	59
Balance, end of year	$2	$47	$118

Accrual for Store Closings:
Balance, beginning of year	$42	$144	$1,109
Reductions and transfers	(5)	(102)	(965)
Balance, end of year	$37	$42	$144

NOTE 5 – PROPERTY AND EQUIPMENT, NET:

Property and equipment, net, consists of the following:	(In thousands) As of December 31,		Estimated Useful Lives
	2005	2004

Furniture and fixtures	$265	$256	5 years
Machinery and equipment	1,830	1,591	3-5 years
Leasehold improvements	1,034	981	10 years*
	3,129	2,828
Less: accumulated depreciation	(2,519)	(2,341)
Property and equipment, net	$610	$487

* Based upon the lesser of the assets’ useful lives or the term of the lease of the related property.

The net book value of assets held under capital leases included in property and equipment aggregated $0 and $5,000 (net of accumulated depreciation of $97,000 and $92,000) as of December 31, 2005 and 2004, respectively. Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $255,000, $227,000 and $278,000, respectively, and is reflected in selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

Page -31-

NOTE 6 – ACCRUAL FOR STORE CLOSINGS:

Effective January 1, 2003, the Company adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which superceded EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” In accordance therewith, the Company records a liability for the cost associated with an exit or disposal activity when the liability is incurred. As of December 31, 2005 and 2004, $37,000 and $42,000, respectively, was accrued as accrual for store closings on the accompanying Consolidated Balance Sheet. No provision for store closings was provided for during the years ended December 31, 2005, 2004 and 2003.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities consist of the following (in thousands):

December 31,
	2005	2004

Accounts payable	$1,751	$1,804
Accrued payroll and fringe benefits	404	351
Accrued professional fees	195	164
Accrued advertising	1,204	1,327
Accrued rent under sublease	230	246
Other accrued expenses	228	270
	$4,012	$4,162

NOTE 8 – INCOME TAXES:

As of December 31, 2005 and 2004, net deferred tax assets were approximately $18,600,000 and $19,000,000, respectively, resulting primarily from the future tax benefit of net operating loss carry-forwards. In accordance with SFAS No. 109, the Company has provided a full valuation allowance against its net deferred tax assets as of December 31, 2005 and 2004, due to the uncertainty as to their future realizability. The valuation allowance against the net deferred tax assets decreased by approximately $400,000 and $2,600,000 during the years ended December 31, 2005 and 2004.

The tax effect of temporary differences that give rise to the deferred tax asset as of December 31, 2005 and 2004, are presented below (in thousands):

	2005	2004
Deferred tax assets:
Reserves and allowances	$936	$879
Net operating loss carryforwards	17,904	18,409
Valuation allowance	(18,556)	(19,018)
Total deferred tax assets	284	270

Deferred tax liabilities:
Property, plant and equipment	(193)	(200)
Deferred revenue	(23)	(25)
Accrued and other expenses	(68)	(45)
Total deferred tax liabilities	(284)	(270)
Net deferred tax asset	$-	$-

As of December 31, 2005, the Company had net operating loss carryforwards for regular tax and alternative minimum taxable income purposes available to reduce future taxable income, which may be limited in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred, or could occur in the future. These carryforwards expire as follows (in thousands):

Page -32-

	Net Operating Loss	AMT Operating Loss

2011	$2,632	$2,548
2012	3,845	3,932
2018	10,927	10,959
2019	1,358	1,358
2020	20,309	20,309
2021	2,369	1,808
2022	4,375	4,310
2023	166	166
	$45,981	$45,390

The Company’s effective tax rate differs from the statutory Federal income tax rate of 34%, primarily due to the effect of state and income taxes and the impact of recording a valuation allowance to offset the potential future tax benefit resulting from net operating loss carry-forwards for all years presented. The following is a reconciliation of the U.S. Federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Federal statutory rate	34.0%	34.0%	34.0%
State and local income taxes, net of federal tax benefit	6.0%	6.0%	6.0%
Net operating loss carryforwards	(40.0%)	(40.0%)	(40.0%)
Effective tax rate	0.0%	0.0%	0.0%

NOTE 9 – LONG-TERM DEBT (INCLUDING RELATED PARTY BORROWINGS):

As of December 31, 2005, principal payments due on the Company's long-term debt and related party borrowings are as follows (in thousands):

Year	Related Party Borrowings (1)&(2)	Other Debt (2)

2006	$43	$-
2007	183	385
2008	8	-
	$234	$385

1)

On December 31, 2002, the Company refinanced certain past due amounts owed to Cohen’s Fashion Optical (“CF”), a retail optical chain owned by certain of the principal shareholders and directors of the Company (Note 13). As a result, the Company signed a 5-year, $200,000 promissory note, in favor of CF, bearing interest at a rate of 10% per annum.

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

Page -33-

NOTE 10 – CREDIT FACILITY:

On August 19, 2005, the Company entered into a Credit Agreement (the “Credit Agreement”) with Manufacturers and Traders Trust Corporation (“M&T”), establishing a revolving credit facility (the “Credit Facility”), for aggregate borrowings of up to $2,000,000, which may be used for general working capital needs and certain permitted acquisitions. The initial term of the Credit Facility expires in August 2007, but the term may be renewed in accordance with the terms of the Credit Agreement. Borrowing are payable in August 2007 with interest accruing at the variable rate of LIBOR plus 2.75% per annum in accordance with the terms of a Grid Note. The Credit Facility includes various financial covenants including minimum net worth, maximum funded debt and debt service ratio requirements. As of December 31, 2005, the Company had no outstanding borrowings under the Credit Facility and does not anticipate making any borrowings in the near future. Additionally, as of December 31, 2005, the Company was not in compliance with one of the financial covenants, however, on March 31, 2006, M&T granted the Company a waiver and agreed that such covenant is now in compliance for the period ended December 31, 2005.

The Company and its wholly-owned subsidiary, VCC, have entered into Security Agreements to ensure repayment of borrowings made under the Credit Facility. Under the terms of the Security Agreements, the Company and VCC have granted M&T a security interest in substantially all of their assets. In addition VCC has guaranteed the repayment of the Company’s obligations under the Credit Facility.

NOTE 11 – COMMITMENTS AND CONTINGENCIES:

Operating Lease Commitments

The Company leases locations for both its Company-owned and franchised stores, as well as its executive and administrative offices. As of December 31, 2005, minimum future rental payments for Company-owned stores and the Company’s executive and administrative offices, as well as for stores leased by the Company and subleased to franchisees, in the aggregate, are as follows (in thousands):

	Total Lease Obligations	Sublease Rentals	Net Company Obligations

2006	$4,278	$3,931	$347
2007	2,073	1,773	300
2008	1,405	1,255	150
2009	1,204	1,075	129
2010	784	702	82
Thereafter	2,068	2,006	62
	$11,812	$10,742	$1,070

The Company holds the master lease on certain of its franchised locations and, as part of the franchise agreement, sublets the subject premises to the franchisee. In addition to the fixed rent payable under such master leases, most master leases require payment of a pro rata portion of common area maintenance expenses and real estate taxes, as well as percentage rent based upon the sales volume of the store in question. As required by SFAS No. 13 “Accounting for Leases,” the Company recognizes its rent expense on a straight-line basis over the life of the related lease. In most cases, however, the Company’s obligations are limited due to the holding of leases in a leasehold corporation with limited guarantees from the Company. Rent expense (which was net of sublease rentals of approximately $4,977,000, $6,561,000 and $6,697,000, respectively) was approximately $1,167,000, $921,000 and $812,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Contingent rents include, amongst other items, percentage rent and certain year-end common area and real estate tax adjustments. The Company currently does not anticipate that such charges would be material in nature for the Company-owned stores and franchise locations. With respect to franchise locations, the Company acts in an agent capacity with respect to those charges.

Page -34-

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

In 1999, Berenter Greenhouse and Webster, an advertising agency previously utilized by the Company, commenced an action, against the Company, in the New York State Supreme Court, New York County, for amounts alleged to be due for advertising and related fees. The amounts claimed by the plaintiff are in excess of $200,000. In response to this action, the Company filed counterclaims of approximately $500,000, based upon estimated overpayments allegedly made by the Company pursuant to the agreement previously entered into between the parties. As of the date hereof, these proceedings were still in the discovery stage. The Company has not recorded an accrual for a loss in this action, as the Company does not believe it is probable that the Company will be held liable in respect of plaintiff’s claims.

In July 2001, the Company commenced an Arbitration Proceeding, in the Ontario Superior Court of Justice, against Eye-Site, Inc. and Eye Site (Ontario), Ltd., as the makers of two promissory notes (in the aggregate original principal amount of $600,000) made by one or more of the makers in favor of the Company, as well as against Mohammed Ali, as the guarantor of the obligations of each maker under each note. The notes were issued, by the makers, in connection with the makers’ acquisition of a Master Franchise Agreement for the Province of Ontario, Canada, as well as their purchase of the assets of, and a Sterling Optical Center Franchise for, four of the Company’s retail optical stores then located in Ontario, Canada. In response, the defendants counterclaimed for damages, in the amount of $1,500,000, based upon, among other items, alleged misrepresentations made by representatives of the Company in connection with these transactions. The Company believes that it has a meritorious defense to each counterclaim. As of the date hereof, these proceedings were in the discovery stage. The Company has not recorded an accrual for probable losses in the event that the Company shall be held liable in respect of defendant’s counterclaims, as the Company does not believe that any such loss is reasonably possible.

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

In January 2005, the Company commenced an action against Cherello, Inc., Theodore Cherofsky and Jimmy Choello, in the Supreme Court of the State of New York, County of Nassau, seeking, among other things, injunctive relief and monetary damages, in an amount not less than $100,000, as a result of the defendants’ alleged breach of the terms of the Sterling Optical Center Franchise Agreement (and related documents) with the Company to which they are parties. The defendants then asserted counterclaims against the Company, seeking, among other things, money damages under such Franchise Agreement, as a result of the Company’s alleged violation of such Franchise Agreements. The Company believes that it has a meritorious defense to such claims. As of the date hereof, these proceedings were in the discovery stage. The Company has not recorded an accrual for a loss in this action, as the Company does not believe it is probable that the Company shall be held liable in respect of defendant’s counterclaims.

Page -35-

In February 2005, the Company commenced an action against Abell Vision, Inc., Excel of Beaver Dam, Inc., The Visions Group, Inc., John Bellotti and Anne Bellotti, in the Supreme Court of the State of New York, County of Nassau, seeking, among other things, monetary damages, in the approximate amount of $100,000, as a result of the defendants’ alleged breach of the terms of the Sterling Optical Center Franchise Agreements (and related documents) with the Company to which they are parties. The Defendants then asserted counterclaims against the Company, seeking, among other things, rescission of such Franchise Agreements, and money damages thereunder, as a result of the Company’s alleged violation of such Franchise Agreements, as well as applicable franchise laws. The Company believes that it has a meritorious defense to such claims. As of the date hereof, these proceedings were in the discovery stage. The Company has not recorded an accrual for a loss in this action, as the Company does not believe it is probable that the Company shall be held liable in respect of defendant’s counterclaims.

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

In July 2005, an action was commenced against the Company and its wholly owned subsidiary, Sterling Vision of Eastland, Inc., in the North Carolina General Court of Justice, in which Charlotte Eastland Mall, LLC, as the Landlord of the Company’s former Sterling Optical Center located in Charlotte, North Carolina, sought, among other things, damages against the Company, in the approximate amount of $81,000, under its Limited Guaranty of the Tenant’s obligations under the Lease for such Center. On March 30, 2006, the Company and such subsidiary settled this action, the material terms of which include the payment, to the Landlord, of the aggregate sum of $32,500, and the exchange of mutual general releases of all parties to this.

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

In October 2005, the Company commenced an action against Main Place Optical, Inc., Am-Clar Optical, Inc., Am-Ton Optical, Inc., Dennis Osiak, Eugene Boryszak and Richard Tarbell, in the Supreme Court of the State of New York, County of Nassau, seeking, among other things, monetary damages in excess of $100,000 as a result of the defendants’ alleged breach of the terms of the Sterling Optical Center Franchise Agreements (and related documents) with the Company to which they are parties, and injunctive relief prohibiting the defendants from violating the terms of the restrictive covenants in such Franchise Agreements . The Defendants then asserted one counterclaim against the Company seeking money damages under the Franchise Agreements as a result of the Company’s alleged violation of such Franchise Agreements. The Company believes that it has a meritorious defense to such claims. As of the date hereof, these proceedings were in the discovery stage. The Company has not recorded an accrual for a loss in this action, as the Company does not believe it is probable that the Company shall be held liable in respect of defendant’s counterclaims.

In January 2006, Imperial Sterling Ltd. commenced an action against the Company and Sterling Vision of Rego Park, Inc. in the State of New York, County of New York, alleging, among other things, that the Company had breached its obligations under its guaranty of the lease for the former Sterling Optical store located in Rego Park, New York. The Company believes that it has a meritorious defense to such action. As of the date hereof, these proceedings were in the discovery stage, and the plaintiff in such action has filed a motion for summary judgment against the Company. Although the Company has recorded an accrual for probable losses in the event that the Company shall be held liable in respect of plaintiff’s claims, the Company does not believe that any such loss is reasonably possible, or, if there is a loss, the Company does not believe that it is reasonably possible that such loss would exceed the amount recorded.

Page -36-

In or about March 2006, McIntyre Square Associates commenced an action against the Company in the State of Pennsylvania, Allegheny County Court of Common Pleas, alleging, among other things, that the Company had breached its obligations under its guaranty of the lease for the former Sterling Optical/Singer Specs store located in Pittsburgh, Pennsylvania. The Company believes that it has a meritorious defense to such action. As of the date hereof, the Company’s time to answer the complaint has not expired. Although the Company has recorded an accrual for probable losses in the event that the Company shall be held liable in respect of plaintiff’s claims, the Company does not believe that any such loss is reasonably possible, or, if there is a loss, the Company does not believe that it is reasonably possible that such loss would exceed the amount recorded.

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

Guarantees

In connection with the Company’s sale of one of its laser vision correction centers, Insight Laser Centers N.Y.I., Inc. (the “Ambulatory Center”) on May 31, 2001, the Company agreed to guarantee certain of the potential ongoing liabilities of the Ambulatory Center. As of December 31, 2003, the Company had accrued $225,000 for estimated guaranteed liabilities in 2003, all of which were paid in 2004. No such guaranteed liabilities were accrued for as of December 31, 2005 and 2004.

In September 2003, the Company entered into a series of agreements, with the owner of the Ambulatory Center and the landlord of the premises, pursuant to which the Company’s future guarantee is now expressly limited to that of the minimum base rent and additional rent, payable under the lease for the premises, as adjusted in accordance with the agreements. In connection with the agreements, the Company agreed to settle its outstanding liabilities allegedly due under its guarantee, which liabilities were settled at lower amounts than the Company had originally accrued for. As of December 31, 2005 and 2004, the Company had no remaining amounts owed relating to this guarantee. However, there can be no assurance that future liabilities will not arise in connection with this guarantee.

As of December 31, 2005, the Company was a guarantor of certain leases of retail optical stores franchised and subleased to its franchisees. In the event that all of such franchisees defaulted on their respective subleases, the Company would be obligated for aggregate lease obligations of approximately $2,751,000. The Company continually evaluates the credit-worthiness of its franchisees in order to determine their ability to continue to perform under their respective subleases. Additionally, in the event that a franchisee defaults under its sublease, the Company has the right to take over operation of the respective location.

NOTE 12 – EXECUTIVE COMPENSATION:

The Company’s Chief Executive Officer (“CEO”) had an employment agreement, which expired February 2005, that provided for an incentive bonus based on the Company’s achievement of certain earnings targets, as defined in his agreement. Additionally, the Company’s Chief Operating Officer and Chief Marketing Officer also receive an incentive bonus based on substantially the same terms as provided to the CEO. For the years ended December 31, 2005, 2004 and 2003, there was an aggregate of $0, $0 and $77,924 of such bonuses reflected in the accompanying Consolidated Statement of Operations, respectively. Such bonuses achieved during 2003 were paid to the officers in April 2004.

The Company is in the process of negotiating employment agreements with its key executives.

NOTE 13 – RELATED PARTY TRANSACTIONS:

In June 2001, due to the significant losses being incurred by the Company in connection with the operation thereof, the Company subleased its store (together with certain of the assets located therein) in Nyack, New York to General Vision Services LLC (“GVS”), a retail optical chain owned by certain of the principal shareholders and directors of the Company, and members of their respective immediate families. In connection with this transfer, the Company agreed to provide a rent subsidy of $2,500 per month through May 31, 2003. Following May 31, 2003, the Company continued to sublet this store to GVS; however the Company no longer provided a rent subsidy. On August 10, 2004, this store was permanently closed.

Page -37-

On January 10, 2002, the Company relocated to an office building located in Garden City, New York, and entered into a sublease with CF for one of the two floors then being subleased to CF. Occupancy costs are being allocated between the Company and CF based upon the respective square footages being occupied. For the years ended December 31, 2005, 2004 and 2003, the Company paid approximately $148,000, $156,000 and $171,000, respectively, for rent and related charges under this sublease. Management believes that the sublease is at fair market value.

On December 31, 2002, the Company refinanced certain past due amounts, owed to CF. In connection therewith, the Company signed a 5-year, $200,000 promissory note, in favor of CF, bearing interest at a rate of 10% per annum. As of December 31, 2005, $99,000 remained on the accompanying Consolidated Balance Sheet.

Effective April 14, 2003, in connection with certain Rescission Transactions consummated by the Company on December 31, 2003, the Company signed promissory notes with two of its current directors, who are also shareholders, of the Company. The notes, which aggregate $135,000, bear interest at a rate of 6% per annum, and all sums (principal and interest) under the notes are due and payable in April 2007. As of December 31, 2005 and 2004, the Company had $86,000 and $54,000, respectively, accrued for in accounts payable and accrued liabilities on the accompanying Consolidated Balance Sheets. During the years ended December 31, 2005, 2004 and 2003, the Company incurred $32,000, $32,000 and $22,000, respectively, of interest expense on the accompanying Consolidated Statements of Operations.

During 2004 and 2003, the Company purchased from City Lens, Inc. (“City Lens”), an ophthalmic lens laboratory owned, directly or indirectly, by certain of the principal shareholders and directors of the Company, together with certain members of their immediate families, ophthalmic lenses and certain lens refinishing services for its Company-owned stores. For the years ended December 31, 2004 and 2003, respectively, the total cost of such lenses and services purchased from City Lens, was approximately $1,000 and $26,000. The Company did not purchase lenses or utilize such services during 2005. The Company believes that the cost of such lenses and services were as favorable to the Company as those which could have been obtained from an unrelated third party.

The Company’s Chief Executive Officer serves on the Board of Directors of Newtek Business Services, Inc. (“NBSI”), a company that provides various financial services to both small and mid-sized businesses. The Company utilizes the bank and non-bank card processing services of one of NBSI’s affiliated companies. For the years ended December 31, 2005, 2004 and 2003, the Company paid approximately $66,000, $65,000 and $23,000, respectively, to such affiliate for such services provided. Additionally, the Company utilizes insurance administrative services of one of NBSI’s affiliated companies. No payments are made directly to that affiliate. The Company believes that the cost of such services were as favorable to the Company as those which could have been obtained from an unrelated third party.

During 2005 and 2004, the Company purchased eyeglass frames from Viva International Group (“Viva”), a frame manufacturing and distribution company that was owned by one of the directors of the Company until March 2005. The director was elected to the Board of Directors in July 2004. For the years ended December 31, 2005 and 2004, the total cost of such eyeglass frames was approximately $61,000 and $103,000. The Company believes that the cost of such product was as favorable to the Company as those which could have been obtained from an unrelated third party.

During the ordinary course of business, primarily due to the fact that the entities occupy office space in the same building, and in an effort to obtain savings with respect to certain administrative costs, the Company and CF will at times share in the costs of minor expenses. Management believes that these expenses have been appropriately accounted for herein.

In the opinion of the Company’s management, all of the above transactions were conducted at “arms-length.”

NOTE 14 – SHAREHOLDERS’ EQUITY:

Conversion of Senior Convertible Preferred Stock

As of December 31, 2005, there were approximately 0.74 shares of Senior Convertible Preferred Stock outstanding with a stated value of approximately $74,000, convertible into Common Stock at a rate of $0.75. The sole remaining holder of the Company’s Senior Convertible Preferred Stock has the right to vote, as a single class, with the Common Stock, on an as-converted basis, on all matters on which the holders of the Company’s Common Stock are entitled to vote.

Page -38-

Issuance of Common Stock for Consulting Services

On January 16, 2001, the Company entered into an agreement with Goldin Associates, LLC (“Goldin”) whereby Goldin agreed to provide interim management services to the Company, for an initial six-month period, all at the direction of the Board of Directors of the Company or its other officers, pursuant to delegated authority. The fee for such services was $50,000 per month, plus an additional fee comprised of unregistered shares totaling 1.65% of the outstanding Common Stock of the Company as of January 22, 2001, and warrants to purchase up to an aggregate of 3.35% of the outstanding Common Stock of the Company. As a result, the Company issued 418,719 unregistered shares of its Common Stock (the fair value of which was approximately $108,000 and was charged directly to operations) to Goldin, along with warrants to purchase up to an additional 850,126 shares of Common Stock, all at an exercise price of $0.01, subject to the Company achieving certain earnings targets (the “Incentive Fee”).

The terms of the Incentive Fee provided that the warrants may only be exercised according to the following schedule: (1) warrants to purchase 279,146 shares of the Company’s Common Stock immediately following a year in which the Company shall realize earnings before interest, taxes, depreciation and amortization and certain other items (“EBITDA”), as defined, of at least $1,000,000; (2) warrants to purchase an additional 279,146 shares of the Company’s Common Stock immediately following a year in which the Company shall realize EBITDA of at least $2,000,000; and (3) warrants to purchase an additional 291,834 shares of the Company’s Common Stock immediately following a year in which the Company shall realize EBITDA of at least $3,000,000. On December 31, 2003, 558,292 of Goldin’s warrants vested as the Company achieved $2,000,000 of EBITDA, as defined, for the year ended December 31, 2003. As a result of the vesting of these warrants, the Company incurred a charge to earnings of approximately $53,000, representing the value of the warrants that vested, which is reflected in selling, general and administrative expenses on the accompanying Consolidated Statements of Operation for the year ended December 31, 2003. On May 20, 2004, Goldin exercised all such warrants. The remaining warrants did not vest and expired on December 31, 2004.

On April 26, 2001, the Company’s Board of Directors approved the terms of an agreement whereby it agreed to issue to Balfour Investors Incorporated (“Balfour”), in exchange for certain advisory services rendered to the Company’s Board of Directors, 209,359 unregistered shares of its Common Stock (the fair value of which was approximately $57,000 and was charged directly to operations), together with warrants to purchase up to 425,063 additional shares of Common Stock at an exercise price of $0.01. The warrants were exercisable according to the following schedule: (1) warrants to purchase 139,573 shares of the Company’s Common Stock immediately following a year in which the Company shall realize EBITDA, as defined, of at least $1,000,000; (2) warrants to purchase an additional 139,573 shares of the Company’s Common Stock immediately following a year in which the Company shall realize EBITDA of at least $2,000,000; and (3) warrants to purchase an additional 145,917 shares of the Company’s Common Stock immediately following a year in which the Company shall realize EBITDA of at least $3,000,000. Further, these warrants would become exercisable only if the applicable EBITDA targets were achieved prior to December 31, 2004. On December 31, 2003, 279,146 of Balfour’s warrants vested as the Company achieved $2,000,000 of EBITDA, as defined, for the year ended December 31, 2003. As a result of the vesting of these warrants, the Company incurred a charge to earnings of approximately $27,000, representing the fair value of the warrants that vested, which is reflected in selling, general and administrative expenses on the accompanying Consolidated Statements of Operation for the year ended December 31, 2003. On May 20, 2004, Balfour exercised all such warrants. The remaining warrants did not vest and expired on December 31, 2004.

On September 7, 2004, the Company’s Board of Directors approved the terms of an agreement whereby it agreed to issue to Greenberg Traurig LLP, in exchange for certain legal services rendered in connection with the Company’s proxy contest (Note 16), warrants to purchase up to 100,000 shares of the Company’s Common Stock at an exercise price per share of $0.25. The warrants are immediately exercisable and will expire on September 6, 2014. As a result of this issuance, the Company incurred a charge to earnings of approximately $5,000, representing the fair value of the warrants issued, which is reflected in selling, general and administrative expenses on the accompanying Consolidated Statements of Operation for the year ended December 31, 2004.

Shareholder Rights Offering

On April 29, 2002, the Board unanimously approved of the Company’s initiation of a shareholder rights offering (the “Rights Offering”), whereby the Company would attempt to raise approximately $2,000,000 of gross proceeds.

On February 12, 2003, a registration statement filed by the Company in connection with its Rights Offering was declared effective by the Securities and Exchange Commission. The Rights Offering consisted of 50,000,000 units, with each unit consisting of one share of the Company’s Common Stock, and a warrant, having a term of 12 months, to purchase one additional share of Common Stock at an exercise price of $0.05, which was determined based on certain closing price and volume requirements during the subscription period. The terms of the Rights Offering provided that each shareholder was granted 1.67 non-transferable rights for every share of Common Stock owned as of the record date, February 25, 2003. Each right was exercisable for one unit at a price of $0.04.

Page -39-

On April 14, 2003, the subscription period ended and the Company completed the Rights Offering. Approximately 92,700,000 units were subscribed for in the Rights Offering, and, as a result, 50,000,000 new shares of Common Stock, and warrants to purchase 50,000,000 additional shares of Common Stock, were issued, resulting in gross proceeds of $2,000,000. The issuance costs associated with the Rights Offering were approximately $141,000. The net proceeds received in the Rights Offering (approximately $1,859,000) were allocated based on the relative fair values of the Common Stock and the warrants. Accordingly, approximately $1,338,000 was allocated to the Common Stock and approximately $521,000 was allocated to the warrants. On December 31, 2003, effective April 14, 2003, 13,000,000 of the units were rescinded by the Company, and the Company made promissory notes of $520,000 in the aggregate to such shareholders to repay the original subscription price paid (see “Rescission of Units and Warrants” below).

On various dates prior to April 14, 2004, holders of warrants issued in connection with the Rights Offering exercised 1,886,510 warrants at an exercise price of $0.05.

Rescission of Units and Warrants

Subsequent to the Rights Offering, the Company determined that the use of certain of its tax attributes, including its net operating loss carry-forwards, may have been substantially restricted as a result of the consummation of certain transactions in the Rights Offering. In an effort to avoid such restrictions, on December 31, 2003 (effective April 14, 2003), the Company and certain of its shareholders (the “Subject Shareholders”) agreed to, and effectuated, (a) the rescission, ab initio, of the exercise, by the Subject Shareholders, of 13,000,000 of the oversubscription rights of the Subject Shareholders (and, accordingly, of the issuance, to such Subject Shareholders, of the units associated therewith), and (b) the rescission, surrender and cancellation of all of the remaining warrants (33,210,028 in the aggregate) that were acquired by the Subject Shareholders in the Rights Offering (collectively, the “Rescission Transactions”). In connection with the Rescission Transactions, the Company agreed to repay each Subject Shareholder the original subscription amount of $0.04 (previously paid by each Subject Shareholder) for each of the rescinded units (together with interest at a rate of 6% per annum from the date of the original acquisition thereof), which, in the aggregate for all of the Subject Shareholders, totaled $520,000. This sum (plus interest) is payable, by the Company, on or before April 14, 2007, pursuant to a series of promissory notes issued to the Subject Shareholders. Additionally, as a result of the Rescission Transactions, the Company’s outstanding Common Stock decreased by 13,000,000 shares.

Furthermore, in order to limit the potential that future transactions could have a similar effect on the Company’s tax attributes, the Company amended its by-laws to provide the Board of Directors with the ability to void certain transactions in Company securities that may impair or limit the future utilization of its tax attributes, including its net operating loss carry-forwards.

Notwithstanding the consummation of the Rescission Transactions and the amendment of the by-laws, there can be no assurance that the Company has been, or will in the future be, successful in preventing an event which could materially impair or limit the Company’s utilization of its net operating loss carry-forwards and other tax attributes.

Settlement with Subject Shareholders

Recognizing that the Subject Shareholders that participated in the Rescission Transactions (see “Rescission of Units and Warrants” above) suffered certain damages in connection therewith, on December 31, 2003, the Company granted to the Subject Shareholders, in the aggregate, new warrants to purchase 59,210,028 shares of Company Common Stock. The exercise prices of the new warrants issued to each of the Subject Shareholders ranged from $0.0465 to $0.0489. These exercise prices were calculated with the intention of allowing the Subject Shareholders to purchase equity of the Company on substantially the same economic terms that they would have been originally entitled pursuant to the Rights Offering, but for the Rescission Transactions. The new warrants are not exercisable until April 15, 2006. In connection with the issuance of the new warrants to the Subject Shareholders, the Company incurred a one-time, non-cash charge of approximately $4,544,000, which is reflected as non-cash charge for issuance of warrants as a result of Rescission Transactions on the accompanying Consolidated Statements of Operations for the year ended December 31, 2003.

Page -40-

NOTE 15 – STOCK OPTIONS AND WARRANTS:

Sterling Stock Option Plan

In February 2005, the Company amended its 1995 Stock Incentive Plan (the “Plan”) to increase the number of shares of Common Stock permitted to issue thereunder from 7,000,000 to 25,000,000. The Plan permits the issuance of options to selected employees and directors of, and consultants to, the Company and provides that the term of each award be determined by the Committee, which is charged with administering the Plan. The Plan provides the Board with the ability to grant options in excess of the number of shares reserved for issuance in connection with the Plan, provided that the Board obtains shareholder approval to amend the Plan to increase the shares reserved for issuance underlying option grants within 12 months of the date of grant. Under the terms of the Plan, options may be qualified or non-qualified and granted at exercise prices and for terms to be determined by the Committee. Additionally, certain options previously issued under the Plan provide that notwithstanding the termination of the Company’s employment of any such employee/holder, he/she will retain the right to exercise those options that have previously vested in his/her favor until such time that the options expire in accordance with the terms of the original grant.

A summary of the options issued under the Plan is presented in the table below:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of period	16,648,748	$ 0.62	4,605,635	$ 3.69	4,270,468	$ 3.98
Granted	985,000	$ 0.16	13,284,114	$ 0.14	700,000	$ 0.05
Exercised	-	$ -	(100,000)	$ 0.05	(350,000)	$ 0.06
Canceled, forfeited or expired	(482,133)	$ 5.97	(1,141,001)	$ 5.85	(14,833)	$ 0.33

Options outstanding, end of period	17,151,615	$ 0.55	16,648,748	$ 0.62	4,605,635	$ 3.69

Options exercisable, end of period	8,270,834	$ 0.99	5,769,634	$ 1.79	4,545,140	$ 3.74

Of the total options outstanding as of December 31, 2005, there were 14,239,114 held by current employees of the Company, and 2,912,501 held by outside directors of the Company, outside consultants and former employees. Of the total options granted during 2005, 610,000 were granted to employees of the Company. There were no grants during 2005 to outside consultants or former employees.

On December 30, 2004, the Committee granted an aggregate of 13,284,114 stock options to the Company’s executive officers, all at an exercise price of $0.14, which was the closing price on the date of grant. The stock options vested according to the following schedule: (1) 2,405,000 on December 30, 2004; (2) 2,405,000 on December 30, 2005; (3) 6,069,114 will vest on April 16, 2006; and (4) 2,405,000 will vest on December 30, 2006. Each of the years ended December 31, 2005 and 2004, the Company incurred a non-cash charge to earnings of approximately $129,000, respectively, reflected in the selling, general and administrative expenses on the accompanying Consolidated Statements of Operations representing the fair value of the immediately vested options. There remains approximately $458,000 of non-cash charges to earnings for the portion of the options that are not vested as of December 31, 2005, which charges will be reflected in future Consolidated Statements of Operations. All of these options expire 10 years from the date of grant.

On September 29, 2005, the Committee granted an aggregate of 375,000 stock options to the Company’s non-employee directors, all at an exercise price of $0.15, which was the closing price on the date of grant. The stock options vested immediately. During the year ended December 31, 2005, the Company incurred a non-cash charge to earnings of approximately $18,000, reflected in selling, general and administrative expenses on the accompanying Consolidated Statements of Operations representing the fair value of the options. All of these options expire 10 years from the date of grant.

Page -41-

On November 22, 2005, the Committee granted an aggregate of 610,000 stock options to certain of the Company’s employees, all at an exercise price of $0.16, which was the closing price on the date of grant. The stock options vest according to the following schedule: (1) 203,333 vest immediately; (2) 203,333 vest on November 22, 2006; (3) 203,334 vest on November 22, 2007. During the year ended December 31, 2005, the Company incurred a non-cash charge to earnings of approximately $15,000, reflected in selling, general and administrative expenses on the accompanying Consolidated Statements of Operations representing the fair value of the options. There remains approximately $26,000 of non-cash charges to earnings for the portion of the options that are not vested as of December 31, 2005, which charges will be reflected in future Consolidated Statements of Operations. All of these options expire 10 years from the date of grant.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of		Remaining	Exercise		Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$0.05 to $0.08	400,000	7.41	$ 0.05	400,000	$ 0.05
$0.09 to $0.14	13,284,114	9.00	$ 0.14	4,810,000	$ 0.14
$0.15 to $0.23	1,135,000	9.56	$ 0.16	728,333	$ 0.17
$0.24 to $0.36	1,295,000	4.58	$ 0.29	1,295,000	$ 0.29
$1.32 to $1.98	5,000	3.83	$ 1.88	5,000	$ 1.88
$3.00 to $4.50	95,000	3.45	$ 3.37	95,000	$ 3.37
$4.51 to $6.77	410,834	3.03	$ 5.95	410,834	$ 5.95
$6.78 to $8.25	526,667	2.75	$ 8.08	526,667	$ 8.08

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003

Expected life (years)	1-2	1	1
Interest rate	3.97% - 4.32%	3.00%	2.20%
Volatility	80%	98%	98%
Dividend yield	-	-	-

Stock Purchase Warrants

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

Page -42-

On December 30, 2004, the Committee made two issuances, to the Company’s general counsel, of warrants to purchase an aggregate of 1,380,885 shares of Common Stock at an exercise price of $0.14, which was the closing price on the date of grant. The warrants will vest according to the following schedule: (1) warrants to purchase 250,000 shares are immediately vested; (2) warrants to purchase an additional 250,000 shares vest on December 30, 2005; (3) warrants to purchase an additional 630,885 shares vest on April 16, 2006; and (4) warrants to purchase an additional 250,000 vest on December 30, 2006. For each of the years ended December 31, 2005 and 2004, the Company incurred a non-cash charge to earnings of approximately $14,000, respectively, reflected in selling, general and administrative expenses on the accompanying Consolidated Statements of Operations representing the fair value of the warrants vested. There remains approximately $48,000 of non-cash charges to earnings for the portion of the options that are not vested as of December 31, 2005, which charges will be reflected in future Consolidated Statements of Operations. All such warrants expire 10 years from the date of issuance.

NOTE 16 - THE PROXY CONTEST AND RELATED LITIGATION

In May 2004, Benito R. Fernandez, a former director of the Company, and Horizons Investors Corporation (“Horizons”), a company controlled by Mr. Fernandez, commenced an action in New York Supreme Court against the Company and four of his then fellow directors, which action was removed by the Company to the United States District Court for the Eastern District of New York. In their action, the plaintiffs alleged violations of state law arising the Company’s purported failure to provide plaintiffs with a complete and current list of the Company’s shareholders, and alleged breaches of fiduciary duty by directors of the Company in connection with the setting of the record date and Annual Meeting.

On June 2, 2004, Mr. Fernandez, through Horizons, filed a preliminary proxy statement with the SEC in opposition to the Company’s director nominees, soliciting proxies in support of a slate of six insurgent director nominees hand-picked by Fernandez. On June 16, 2004, Fernandez amended his preliminary proxy statement to, among other things, exclude one of his original nominees from his slate and ultimately filed a definitive proxy statement with the SEC on June 25, 2004.

The Company’s 2004 Annual Meeting of Shareholders (the “Annual Meeting”) was held on July 14, 2004 and, on July 26, 2004, the independent inspectors of election, IVS Associates, Inc., certified the voting results. The Company’s nominees received 36,013,976 (approximately 56.6%) of the votes cast for the contested election of directors. There were 63,582,913 (approximately 90.3%) votes cast at the Annual Meeting out of a possible 70,422,217 voting shares. The insurgent nominees of Horizons, the owner of 23,726,531 (approximately 33.7%) shares of the Company, received only 3,796,925 (approximately 6.0% of the total votes cast) additional votes, for a total of 27,523,456 (approximately 43.3%) of the votes cast.

Accordingly, the Company’s director nominees, Seymour G. Siegel, Alan Cohen and Harvey Ross, were elected to serve as Class I directors of the Company, for a term of one year expiring in 2005 (such directors were re-elected for an additional two years at the Company’s 2005 Annual Meeting), and Joel L. Gold, Robert Cohen and Christopher G. Payan were elected as Class II directors of the Company, for a term of two years expiring in 2006.

On July 28, 2004, the aforementioned action was dismissed by Horizons, without prejudice, on consent.

During the year ended December 31, 2004, the Company incurred approximately $581,000 of costs associated with the proxy contest and related litigation, of which, as of December 31, 2005, approximately $46,000 remained due and is included in payables associated with proxy contest and related litigation on the accompanying Consolidated Balance Sheet.

NOTE 17 – 401(K) EMPLOYEE SAVINGS PLANS:

Emerging Vision, Inc. and VisionCare of California, Inc., each sponsor a 401(k) Employee Savings Plan (the “401(k) Plan”) to provide all qualified employees of these entities with retirement benefits. Presently, the administrative costs of each 401(k) Plan are paid entirely by such qualified employees, no matching contributions having been provided by the Company.

NOTE 18 – Fourth Quarter Charges:

In the fourth quarter of 2005, the Company recognized non-cash equity compensation charges of approximately $69,000 related to the issuance of stock options and warrants. Additionally, the Company recorded bad debt expense of approximately $250,000 related to certain of its franchise and notes receivables that management deemed uncollectible and incurred $84,000 of advertising expenses related to the Company’s new marketing campaign for Company-owned stores.

Page -43-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in the Company’s internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Page -44-

PART III

Item 10. Directors and Executive Officers of the Registrant

The Board presently consists of six directors. The directors of Emerging Vision, Inc. (“EVI” or the “Company”) are divided into two classes, designated as Class 1 and Class 2, respectively. Directors of each Class are elected at the Annual Meeting of the Shareholders of EVI held in the year in which the term of such Class expires, and serve thereafter for two years, or until their respective successors are duly elected and qualified or their earlier resignation, removal from office, retirement or death. Dr. Alan Cohen, Mr. Seymour G. Siegel and Mr. Harvey Ross presently serve as Class 1 Directors and are scheduled to hold office until the 2007 Annual Meeting of Shareholders. Drs. Robert Cohen, Mr. Joel L. Gold and Mr. Christopher G. Payan presently serve as Class 2 Directors and are scheduled to hold office until the 2006 Annual Meeting of Shareholders.

INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of EVI are as follows:

Name	Age	Position

Alan Cohen, O.D.	55	Chairman of the Board of Directors
Robert Cohen, O.D.	62	Director
Joel L. Gold	64	Director
Harvey Ross	61	Director
Seymour G. Siegel	63	Director
Christopher G. Payan	31	Chief Executive Officer and Director
Myles Lewis	38	Chief Operating Officer and Senior Vice President – Business Development
Samuel Z. Herskowitz	36	Chief Marketing Officer
Brian P. Alessi	30	Chief Financial Officer and Treasurer
Dr. Nicholas Shashati	46	President – VisionCare of California, Inc. (“VCC”)

Dr. Alan Cohen has served as a director of the Company since its inception; and, as of May 31, 2002, became the Company’s Chairman of the Board of Directors. He also served as Chief Operating Officer of the Company from 1992 until October 1995, when he became Vice Chairman of the Board of Directors, and as the Company’s President, Chief Executive Officer and Chief Operating Officer from October 1998 through April 17, 2000, when he became President of the Company’s retail optical store division, which position Dr. Cohen resigned from on January 9, 2001. Dr. Cohen, together with his brother, Dr. Robert Cohen, is the owner of Meadows Management, LLC (“Meadows”), which, until April 9, 2000, rendered consulting services to the Company. From 1974 to the present, Dr. Alan Cohen has been engaged in the retail and wholesale optical business. For more than 10 years, Dr. Cohen has also been a director, principal shareholder and officer of Cohen Fashion Optical, Inc. and its affiliates (“CF”), which currently maintains its principal offices in Garden City, New York. Since January 15, 2001, Dr. Cohen has served as President of General Vision Services, LLC (“GVS”), and, since October 2003, has served as an officer of Vision World, LLC (“Vision World”), each of which currently maintains its principal offices in New York City. Dr. Cohen and his brother, Dr. Robert Cohen, are also shareholders of CF and members of GVS and Vision World. CF and GVS each engage in, among other things, the operation (and, in the case of CF, franchising) of retail optical stores similar to those operated and franchised by the Company. GVS and Vision World also administer third party benefit programs similar to those being administered by the Company. Dr. Cohen is also an officer and a director of several privately held management and real estate companies and other businesses. Dr. Cohen graduated from the Pennsylvania School of Optometry in 1972, where he received a Doctor of Optometry degree.

Page -45-

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

Joel L. Gold has served as a director of the Company since December 1995. He is currently Head of Investment Banking at Andrew Garrett Inc. (“AGI”), an investment-banking firm located in New York City. Mr. Gold has been with AGI since October 2004. From January 2000 until September 2004, he served as Executive Vice President of Investment Banking of Berry Shino Securities, Inc., an investment-banking firm also located in New York City. From January 1999 until December 1999, he was an Executive Vice President of Solid Capital Markets, an investment-banking firm also located in New York City. From September 1997 to January 1999, he served as a Senior Managing Director of Interbank Capital Group, LLC, an investment banking firm also located in New York City. From April 1996 to September 1997, Mr. Gold was an Executive Vice President of LT Lawrence & Co., and from March 1995 to April 1996, a Managing Director of Fechtor Detwiler & Co., Inc., a representative of the underwriters for the Company’s initial public offering. Mr. Gold was a Managing Director of Furman Selz Incorporated from January 1992 until March 1995. From April 1990 until January 1992, Mr. Gold was a Managing Director of Bear Stearns and Co., Inc. (“Bear Stearns”). For approximately 20 years before he became affiliated with Bear Stearns, he held various positions with Drexel Burnham Lambert, Inc. He is currently a director, and serves on the Audit and Compensation Committees, of Geneva Financial Corp., a publicly held specialty, consumer finance company.

Harvey Ross has served as a director of the Company since July 2004. Mr. Ross was Chairman and Chief Executive Officer of Viva International Group (“Viva”) until February 2005 and has in excess of thirty-five years of experience in the optical industry. Mr. Ross currently serves as a consultant to High Mark, the Company that acquired Viva. From 1974 through 1977, Mr. Ross served as President of Jan Optical, a retail distributor of optical frames. In 1978, Mr. Ross founded Viva, a company he grew into one of the world’s largest and most successful manufacturers and distributors of fashion eyewear in the United States and abroad, which include offices in Australia, Brazil, Canada, France, Germany, Hong Kong, Italy, Japan, Mexico, Spain and the United Kingdom. Viva’s distribution of designer eyewear to more than 50 countries around the world, and throughout the U.S., include such brands as Guess, Tommy Hilfiger, Gant, Candies, Ellen Tracy, Harley Davidson, Bongo, Marc Ecko Scopes, Catherine Deneuve, Viva and Savvy. From 1989 through 2003 Mr. Ross also served as a director of several corporations including, from 1989 through 2003, Ashton Imports, a leading distributor of Luxury Eyewear. From 1994 through 2003, Mr. Ross served as a director of Vision Council of America, a national association for Vision Care and Education formed to assist frame and lens manufacturers and distributors. Mr. Ross also serves as an officer and director of several real estate investment companies.

Seymour G. Siegel has served as a director of the Company since July 2004. Mr. Siegel is a certified public accountant and a principal in the Business Consulting Group of Rothstein, Kass & Company, P.C., an accounting and consulting firm. From 1974 to 1990 he was managing partner and founder of Siegel Rich and Co., P.C., CPAs, which merged into M.R. Weiser & Co., LLC where he was a senior partner. He formed Siegel Rich Inc. in 1994, which in April 2000 became a division of Rothstein, Kass & Company, P.C. Mr. Siegel has been a director, trustee and officer of numerous businesses, philanthropic and civic organizations. He has served as a director and member of the audit committees of Barpoint.com, Oak Hall Capital Fund, Prime Motor Inns Limited Partnership and Noise Cancellation Technologies, all public companies. Mr. Siegel currently serves as a director and chairman of the audit committee of Hauppauge Digital, Inc., Gales Industries, Inc., and is a member of the audit and compensation committee of Global Aircraft Solutions, Inc.

Christopher G. Payan joined the Company as its Vice President of Finance in July 2001. In October 2001, he was appointed as its Senior Vice President, Chief Financial Officer, Secretary and Treasurer; and, on April 29, 2002, was appointed as one of its Chief Operating Officers. On March 24, 2004, Mr. Payan was appointed to the Company’s board of directors and resigned as its Treasurer. On June 7, 2004, Mr. Payan was appointed Chief Executive Officer and resigned from all of his other offices. From March 1995 through July 2001, Mr. Payan was employed by Arthur Andersen LLP, at the time, one of the world’s largest professional services firms, where he provided various audit, accounting, operational consulting and advisory services to various small and mid-sized private and public companies in various industries. Mr. Payan also serves on the boards of directors of Hauppauge Digital, Inc. and Newtek Business Services, Inc., both public companies. Mr. Payan is a certified public accountant.

Page -46-

Samuel Z. Herskowitz joined the Company in January 1996 and, effective April 29, 2002, was appointed as one of its Chief Operating Officers, as well as its Chief Marketing Officer. On December 7, 2005, Mr. Herskowitz was appointed the Company’s sole Chief Marketing Officer. From 1996 to April 1997, Mr. Herskowitz served as the Director of Operations of EVI’s then wholly owned subsidiary, Insight Laser Centers, Inc. In April 1997, Mr. Herskowitz became responsible for the Company’s corporate communications and, in January 1998, was appointed to the position of Director of Marketing and Advertising of the Company, in which position he served until April 1999, when he became the Company’s Vice President – Marketing and Advertising. From 1993 to December 1995, Mr. Herskowitz was the Director of Public Relations for Rosenblum Eye Centers located in New York City. Mr. Herskowitz received a Masters in Business Administration from Baruch College of the City University of New York.

Myles S. Lewis joined the Company in October 1999 as its Vice President – Managed Care. In April 2002, he was appointed as one of the Company’s Chief Operating Officers and its Senior Vice President – Business Development. On December 7, 2005, Mr. Lewis was appointed the Company’s sole Chief Operating Officer. From October 1998 to September 1999, Mr. Lewis served as Vice President of Managed Care for Vista Eyecare, Inc., located in Lawrenceville, Georgia, as well as President of ProCare Eye Exam, Inc., Vista’s health maintenance organization located in the State of California. From January 1993 to September 1998, Mr. Lewis was employed by New West Eyeworks, located in Tempe, Arizona, in various executive capacities, including Vice President – Managed Care, President of Vista Eyecare Network, LLC, a managed care company owned by New West Eyeworks, and Director of Strategic Projects and Operations. Mr. Lewis graduated from Arizona State University, where he received a Bachelors of Science degree in Management. Mr. Lewis also serves on the boards of directors of several private companies.

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

Dr. Nicholas Shashati has been the Director of Professional Services of the Company since July 1992 and, since March 1, 1998, the President of the Company’s wholly owned subsidiary, VCC. Dr. Shashati earned a Doctor of Optometry degree from Pacific University of California in 1984, and received a Bachelor of Visual Science degree from Pacific University and a Bachelor of Science degree in Biology from San Diego State University. Dr. Shashati is licensed as an optometrist in the States of New York, California, Arizona and Oregon. He is Chairperson for the Quality Assurance Committee of the Company, as well as a Practice Management Consultant.

AUDIT COMMITTEE

The Audit Committee of the Board of Directors is responsible for recommending independent accountants to the Board, reviewing our financial statements with management and the independent accountants, making an appraisal of our audit effort and the effectiveness of our financial policies and practices and consulting with management and our independent accountants with regard to the adequacy of internal accounting controls. The members of the Audit Committee currently are Joel L. Gold, Harvey Ross and Seymour G. Siegel. The Company’s Board of Directors has determined that Seymour G. Siegel, a member of the Audit Committee of the Board, is an “audit committee financial expert,” as that term is defined in Item 401(h) of Regulation S-K. The directors who serve on the Audit Committee are “independent” directors based on the definition of independence in the listing standards of the National Association of Securities Dealers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires EVI’s executive officers and directors, and persons who own more than ten percent of a registered class of EVI’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Executive officers, directors and greater than ten percent shareholders are required, by SEC regulation, to furnish EVI with copies of all Section 16(a) forms they may file.

Based solely on a review of the copies of such forms furnished to EVI, or written representations that no Forms 5 were required, EVI believes that, during the year ended December 31, 2005, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with, except that certain of the officers and directors filed certain of their Forms 4 after the required deadlines.

Page -47-

Item 11. Executive Compensation

The following Summary Compensation Table sets forth the compensation, for the three years ended December 31, 2005, of each of the Company’s five most highly compensated executive officers that were serving as executive officers of the Company and/or VCC as of December 31, 2005 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year
		Annual Compensation		Long-Term Compensation Securities Underlying Stock Options	All Other Compensation
		Salary	Bonus
Christopher G. Payan, Chief Executive Officer and Director (1)	2005 2004 2003	$275,000 (2) $275,000 (2) $175,000 (2)	$-- $-- $26,000	-- 7,208,220 (4) 100,000 (5)	$ 7,200 (6) $ 7,200 (6) $ 32,200 (7)
Myles S. Lewis, Chief Operating Officer and Senior Vice President – Business Development	2005 2004 2003	$190,000 (8) $190,000 (8) $156,000 (8)	$-- $-- $26,000	-- 3,314,124 (9) 100,000 (10)	$ 6,000 (11) $ 6,000 (11) $ 6,000 (11)
Samuel Z. Herskowitz, Chief Marketing Officer	2005 2004 2003	$190,000 (12) $190,000 (12) $125,000 (12)	$-- $-- $26,000	-- 1,841,180 (13) 100,000 (11)	$ 10,000 (14) $ 10,000 (14) $ 10,000 (14)
Brian P. Alessi, Chief Financial Officer and Treasurer (15)	2005 2004 2003	$130,000 (16) $121,000 (16) $94,000 (16)	$-- $-- $--	-- 920,950 (17) --	$ -- $ -- $ --
Dr. Nicholas Shashati, President – VisionCare of California	2005 2004 2003	$140,000 (18) $137,000 (18) $125,000 (18)	$-- $-- $--	200,000 (19) -- --	$ -- $ -- $ --

Page -48-

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
(4) Represents 2,610,000 options that are fully vested and exercisable, and 4,598,220 that will vest at various dates through December 31, 2006.
(5) All of these options were exercised on May 20, 2004.
(6) Represents car allowance payments made to Mr. Payan.

(7)     Represents car allowance payments made to Mr. Payan, along with the payment for certain additional services provided in connection with the Company’s evaluation of an offer, during 2003, by certain of its directors and principal shareholders, and some of their immediate family members, to acquire all of the outstanding capital stock of the Company.

(8) Represents salary paid to Mr. Lewis.
(9) Represents 1,200,000 options that are fully vested and exercisable, and 2,114,124 options that will vest at various dates through December 31, 2006.
(10) All of these options were exercised in November 2003.
(11) Represents car allowance payments made to Mr. Lewis.
(12) Represents salary paid to Mr. Herskowitz.
(13) Represents 666,667 options that are fully vested and exercisable, and 1,174,513 options that will vest at various dates through December 31, 2006.
(14) Represents car allowance payments made to Mr. Herskowitz.
(15) Mr. Alessi served as Controller of the Company until June 7, 2004, when he became Chief Financial Officer. Mr. Alessi became Treasurer on March 24, 2004.
(16) Represents salary paid to Mr. Alessi.
(17) Represents 333,333 options that are fully vested and exercisable, and 587,257 options that will vest at various dates through December 31, 2006.
(18) Represents salary paid to Dr. Shashati.
(19) Represents 66,667 options that are fully vested and exercisable, and 133,333 options that will vest at various dates through November 22, 2007.

OPTION GRANTS IN LAST FISCAL YEAR

On November 22, 2005, the Compensation Committee of the Board granted an aggregate of 200,000 stock options to one of the Named Executive Officers of the Company. The options have an exercise price of $0.16, a term of 10 years, and vest at various dates through November 22, 2007.

The following table sets forth information concerning the options granted, during 2005, to one of the Named Executive Officers of the Company:

Name	Number of Shares Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date	Potential Realizable Value of Assumed Annual Rates of Stock Price Appreciation for Option Term 5%-------------------10%
Dr. Nicholas Shashati	200,000	32.8%	$0.16	11/22/15	$ 20,000	$ 51,000

Page -49-

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at FY-End ($)* Exercisable/Unexercisable
Christopher G. Payan	-	$ -	2,660,000/4,598,220	$0/$0
Myles S. Lewis	-	$ -	1,250,000/2,114,124	$0/$0
Samuel Z. Herskowitz	-	$ -	734,167/1,174,513	$0/$0
Brian P. Alessi	-	$ -	333,333/587,257	$0/$0
Dr. Nicholas Shashati	-	$ -	206,667/133,333	$0/$0

* Based on the OTC Bulletin Board closing price for the last business day of the fiscal year ($0.11).

The stock options granted to the Named Executive Officers have exercise prices as follows: Christopher G. Payan: 7,208,220 options at $0.14 and 50,000 options at $0.26; Myles S. Lewis: 3,314,124 options at $0.14 and 50,000 options at $0.33; Samuel Z. Herskowitz: 1,841,180 options at $0.14, 37,500 options at $0.33, 20,000 options at $6.31, and 10,000 options at $3.25; Brian P. Alessi: 920,590 options at $0.14; and Dr. Nicholas Shashati: 200,000 options at $0.16, 100,000 options at $0.33, 20,000 options at $6.31, 10,000 options at $3.25, and 10,000 options at $7.50.

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

Page -50-

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

I.	COMMON STOCK:

The following table sets forth information, as of March 31, 2006, regarding the beneficial ownership of our common stock by: (i) each shareholder known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock; (ii) each of our directors; (iii) each of our Named Executive Officers (as said term is defined under the caption “Executive Compensation” below); and (iv) all directors and executive officers of the Company as a group, in each case, based on 70,323,698 total number of common stock outstanding as of that date.

The percentages in the “Percent of Class” column are calculated in accordance with the rules of the SEC, under which a person may be deemed to be the beneficial owner of shares if that person has or shares the power to vote or dispose of those shares or has the right to acquire beneficial ownership of those shares within 60 days (for example, through the exercise of an option or warrant). Accordingly, the shares shown in the table as beneficially owned by certain individuals may include shares owned by certain members of their respective families. Because of these rules, more than one person may be deemed to be the beneficial owner of the same shares. The inclusion of the shares shown in the table is not necessarily an admission of beneficial ownership of those shares by the person indicated. The address of Horizons Investors Corp. is 2830 Pitkin Avenue, Brooklyn, New York 11208. The address of Joel L. Gold is c/o Andrew Garrett, 425 Park Avenue, 22nd Floor, New York, New York 10022. The address of Nicholas Shashati is c/o Sterling VisionCare, 9663 Tierra Grande Street, San Diego, California 92126. The address of Lou Weisbach is c/o Teamscape, LLC, 3100 Dundee Road, Suite 704, Northbrook, IL 60062. The address of all other persons listed below is 100 Quentin Roosevelt Boulevard, Garden City, New York 11530.

Name	Beneficial Ownership	Percent of Class
Christopher G. Payan (a) (b)	3,872,500 (1)	5.3%
Myles S. Lewis (b)	1,383,038 (2)	1.9%
Samuel Z. Herskowitz (b)	834,167 (3)	1.2%
Brian P. Alessi (b)	333,333 (4)	*
Dr. Nicholas Shashati (b)	206,667 (5)	*
Dr. Alan Cohen (a)	2,925,469 (6)	4.1%
Dr. Robert Cohen (a)	2,548,859 (7)	3.6%
Joel L. Gold (a)	296,500 (8)	*
Harvey Ross (a)	2,027,005 (9)	2.9%
Seymour G. Siegel (a)	75,000 (10)	*
Horizons Investors Corp.	23,926,531 (11)	34.0%
Lou Weisbach	4,085,000	5.8%
All current directors and executive officers as a group	14,502,538 (12)	18.9%

______________________

* less than 1%
(a) Director
(b) Executive officer

Page -51-

(1)

Includes the right to acquire 2,660,000 shares of common stock upon the exercise of presently exercisable, outstanding options, but excludes the right to acquire 3,293,220 and 1,305,000 shares of common stock upon the exercise of outstanding options that are not exercisable until April 16, 2006 and December 30, 2006, respectively.

(2)

Includes the right to acquire 1,250,000 shares of common stock upon the exercise of presently exercisable, outstanding options, but excludes the right to acquire 1,514,124 and 600,000 shares of common stock upon the exercise of outstanding options that are not exercisable until April 16, 2006 and December 30, 2006, respectively.

(3)

Includes the right to acquire 734,167 shares of common stock upon the exercise of presently exercisable, outstanding options, but excludes the right to acquire 841,180 and 333,333 shares of common stock upon the exercise of outstanding options that are not exercisable until April 16, 2006 and December 30, 2006, respectively.

(4)

Includes the right to acquire 333,333 shares of common stock upon the exercise of presently exercisable, outstanding options, but excludes the right to acquire 420,590 and 166,667 shares of common stock upon the exercise of outstanding options that are not exercisable until April 16, 2006 and December 30, 2006, respectively.

(5)

Represents the right to acquire 206,667 shares of common stock upon the exercise of presently exercisable, outstanding options, but excludes the right to acquire 66,667 and 66,666 shares of common stock upon the exercise of outstanding options that are not exercisable until November 22, 2206 and November 22, 2007, respectively.

(6)

Includes (i) the right to acquire 275,000 shares of common stock upon the exercise of presently exercisable, outstanding options, and (ii) 26,700 shares owned by Dr. Cohen, as custodian for each of Erica and Nicole Cohen (Dr. Cohen’s children, as to which Dr. Cohen disclaims beneficial ownership), but excludes (i) 8,973,800 shares, in the aggregate, held in trust for Dr. Cohen’s minor children, Erica, Nicole, Jaclyn and Gabrielle, as beneficiaries, in respect of which Dr. Cohen is not a trustee and has no dispositive or investment authority, and as to which he disclaims beneficial ownership and (ii) the right to acquire 5,562,753 (and, in the case of Dr. Cohen’s children trusts, 9,200,864) shares of common stock upon the exercise of outstanding warrants that are not exercisable until April 15, 2006.

(7)

Includes the right to acquire 275,000 shares of common stock upon the exercise of presently exercisable, outstanding options, but excludes (i) 8,766,566 shares, in the aggregate, owned by Dr. Cohen’s adult children, Allyson, Jeffrey and Stefanie, as to which Dr. Cohen has no dispositive or investment authority and disclaims beneficial ownership and (ii) the right to acquire 4,293,729 (and, in the case of Dr. Cohen’s children, 9,084,906) shares of common stock upon the exercise of outstanding warrants that are not exercisable until April 15, 2006.

(8)

Includes 1,500 shares of common stock owned by Mr. Gold’s children and the right to acquire 295,000 shares of common stock upon the exercise of presently exercisable, outstanding options, but excludes an additional 5,000 shares of common stock owned by Mr. Gold’s wife, as to which Mr. Gold disclaims beneficial ownership.

(9)	Includes the right to acquire 75,000 shares of common stock upon the exercise of presently exercisable, outstanding options.
(10)	Includes the right to acquire 75,000 shares of common stock upon the exercise of presently exercisable, outstanding options.
(11)

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

(12)

Includes (i) the right to acquire 6,179,167 shares of common stock upon the exercise of presently exercisable, outstanding options, and (ii) 26,700 shares owned by Dr. Cohen, as custodian for each of Erica and Nicole Cohen (as to which Dr. Cohen disclaims beneficial ownership), but excludes the right to acquire 15,925,596, 66,667, 2,405,000 and 66,666 shares of common stock upon the exercise of options and/or warrants that are not exercisable until April 15, 2006, November 22, 2006, December 30, 2006 and November 22, 2007, respectively. In accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended, the 6,180,667 shares of common stock for which the Company’s directors and executive officers, as a group, hold currently exercisable options and warrants, have been added to the total number of issued and outstanding shares of common stock solely for the purpose of calculating the percentage of such total number of issued and outstanding shares of common stock beneficially owned by such directors and executive officers as a group.

Reference is made to Note 15 to the Consolidated Financial Statements for more detailed information regarding the Company’s equity compensation plans. The following provides certain information with respect to the Company’s equity compensation plans as of December 31 2005:

(A)	(B)	(C)

Page -52-

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities available for future issuance under equity compensation plan (excludes securities reflected in column (A)
Authorized by shareholders	8,270,834	$0.99	5,633,582
Not authorized by shareholders	60,690,913	$0.47	-

Page -53-

II.	SENIOR CONVERTIBLE PREFERRED STOCK:

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

Page -54-

Item 13. Certain Relationships and Related Transactions

Cohen’s Fashion Optical

Drs. Robert and Alan Cohen are officers and directors of Cohen Fashion Optical, Inc., or CF, including its affiliate, Real Optical, LLC. (“REAL”). CF, which has been in existence since 1978, owns a chain of company-operated and franchised retail optical stores doing business under the name “Cohen’s Fashion Optical.” As of March 31, 2006, CF had 64 franchised stores and 17 company-owned stores. In addition, CF also licenses to retail optical stores the right to operate under the name “Cohen’s Kids Optical” or “Ultimate Spectacle.” As of March 31, 2006, there were 1 Ultimate Spectacle stores located in the State of New York; and REAL, as of such date, operated 3 stores (under the name “Cohen’s Fashion Optical”), all of which were located in New York State. CF and REAL stores are similar to the Company’s retail optical stores. CF has been offering franchises since 1979 and currently has retail optical stores in the States of Connecticut, Florida, New Hampshire, Massachusetts, New Jersey and New York. In the future, Cohen’s Fashion Optical, Cohen’s Kids Optical or Ultimate Spectacle stores may be located in additional states. As of March 31, 2006, approximately 15 CF stores were located in the same shopping center or mall as, or in close proximity to, certain of the Company’s retail optical stores. It is possible that one or more additional Cohen’s Fashion Optical stores, Cohen’s Kids Optical stores or Ultimate Spectacle stores may, in the future, be located near one or more of the Company’s retail optical stores, thereby competing directly with such Company stores. In addition, the Company’s stores and certain of CF’s stores jointly participate, as providers, under certain third party benefit plans obtained by either the Company or CF, which arrangement is anticipated to continue in the future.

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

General Vision Services

In January 2001, General Vision Services, LLC, or GVS, a Delaware limited liability company located in New York City and beneficially owned, in principal part, by Drs. Robert and Alan Cohen and certain members of their respective immediate families (collectively, the “Cohen Family”), acquired substantially all of the assets of General Vision Services, Inc. As of March 31, 2006, GVS operated approximately 21 retail optical stores, principally located in New Jersey and in the New York metropolitan area, which stores are similar to the retail optical stores operated and franchised by the Company. In addition, GVS solicits and administers third party benefit programs similar to those being administered by the Company. GVS does not franchise any retail optical stores. It is possible that a GVS store, or another retail optical store which provides third party benefit plans administered by GVS, may now or in the future be located near one or more of the Company’s retail optical stores and may be competing directly with such store.

Furthermore, the Company, CF and GVS jointly participate in certain third party benefit plans, and certain of the Company’s retail optical stores, CF’s stores and GVS’ stores participate as providers under third party benefit plans obtained by either the Company, CF or GVS and, in all likelihood, will continue to do so in the future.

In June 2001, the Company subleased to GVS its retail optical store (and the furniture, fixtures and equipment located therein), located in Nyack, New York, at a rent per month equal to the rent and additional rent payable under the Master Lease for such store, less a monthly rental credit, until May 31, 2003, of $2,500. Pursuant to the terms of such sublease, the Company transferred and conveyed to GVS all of such store’s furniture, fixtures and equipment from and after June 15, 2003. Following May 31, 2003, the Company continued to sublet this store to GVS; however the Company no longer provided a rent subsidy. On August 10, 2004, this store was permanently closed.

Further, in April 2002, EVI sold to GVS, for the sum of $55,000, substantially all of the assets of one of its stores located in New York City, together with all of the capital stock of its wholly-owned subsidiary, Sterling Vision of 125th Street, Inc., which is the tenant under the Master Lease for such store.

Page -55-

During 2004 and 2003, the Company purchased from City Lens, Inc., or City Lens, an ophthalmic lens laboratory owned by GVS, ophthalmic lenses and certain lens refinishing services for its Company-owned stores. For the years ended December 31, 2004 and 2003, the total cost of such lenses and services purchased from City Lens was approximately $1,000 and $26,000, respectively. The Company did not purchase lenses or utilize such services during 2005. The Company believes that the cost of such lenses and services were as favorable to the Company as those which could have been obtained from an unrelated third party.

Vision World

In October 2003, Vision World, LLC, a Delaware limited liability company located in New York City and beneficially owned, in principal part, by Drs. Robert and Alan Cohen and certain members of the Cohen Family, acquired substantially all of the assets of Eyeglass Services Industries, Inc.’s third party administration business. Vision World solicits and administers third party benefit programs similar to those being administered by the Company. It is possible that a Vision World store, or another retail optical store which provides third party benefit plans administered by Vision World, may now or in the future be located near one or more of the Company’s retail optical stores and may be competing directly with such store.

Additional Agreements and Transactions Between the Company and the Cohen Family

On April 4, 2003, the Board authorized the Company to borrow $100,000 from Dr. Robert Cohen. The loan was payable immediately after the closing of the Company’s Rights Offering, together with interest in an amount equal to 1% of the principal amount of such loan. The Company repaid this loan, in full, on April 22, 2003, with a portion of the proceeds from the Rights Offering.

Newtek Business Services

Christopher G. Payan, the Company’s Chief Executive Officer and a director of the Company, serves on the board of directors of Newtek Business Services, Inc., or NBSI, a company that provides various financial services to both small and mid-sized businesses. The Company utilizes the bank and non-bank card processing services of one of NBSI’s affiliated companies. For the years ended December 31, 2005, 2004 and 2003, the Company paid approximately $66,000, $65,000 and $23,000, respectively, to such affiliate for such services provided. Additionally, the Company utilizes insurance administrative services of one of NBSI’s affiliated companies. No payments are made directly to that affiliate. The Company believes that the cost of such services were as favorable to the Company as those which could have been obtained from an unrelated third party.

Viva International Group

During 2005 and 2004, the Company purchased eyeglass frames from Viva International Group (“Viva”), a frame manufacturing and distribution company that was owned by one of the directors of the Company until March 2005. The director was elected to the Board of Directors in July 2004. For the years ended December 31, 2005 and 2004, the total cost of such eyeglass frames was approximately $61,000 and $103,000. The Company believes that the cost of such product was as favorable to the Company as those which could have been obtained from an unrelated third party.

Transactions Among the Company and the Cohen Family

On December 31, 2003, the Company entered into agreements, with certain of the members of the Cohen Family (collectively, the “Subject Shareholders”), pursuant to which the Company and each of the Subject Shareholders agreed to, and effectuated, (a) the rescission, ab initio, of the exercise, by the Subject Shareholders, of 6,178,840 of the over-subscription rights of the Subject Shareholders (and, accordingly, of the issuance, to such Subject Shareholders, of the units associated therewith) granted to them in the Rights Offering, and (b) the rescission, surrender and cancellation of all of the remaining warrants (15,784,572 in the aggregate) that were acquired by the Subject Shareholders in the Rights Offering (collectively, the “Rescission Transactions”). In connection with the Rescission Transactions, the Company agreed to repay each Subject Shareholder the original subscription amount of $0.04 (previously paid by each Subject Shareholder) for each of the rescinded units (together with interest at a rate of 6% per annum from the date of the original acquisition thereof), which, in the aggregate for all of the Subject Shareholders, totaled $247,154. This sum (plus interest) is payable, by the Company, on or before April 14, 2007, pursuant to a series of promissory notes issued to the Subject Shareholders.

Page -56-

Recognizing that the Subject Shareholders suffered certain damages in connection with the Rescission Transactions, on December 31, 2003, (i) the Company and the Shareholders entered into settlement agreements with each of the Subject Shareholders, pursuant to which the Subject Shareholders released any and all claims that they may have had against the Company as a result of the consummation of the Rescission Transactions, and (ii) the Company, in consideration for such releases, granted to the Subject Shareholders, in the aggregate, new warrants to purchase 28,142,252 shares of the Company’s common stock. The exercise prices of the new warrants issued to each of the Subject Shareholders ranged from $0.0465 to $0.0489. These exercise prices were calculated with the intention of allowing the Subject Shareholders to purchase equity of the Company on substantially the same economic terms that they would have been originally entitled pursuant to the Rights Offering, but for the Rescission Transactions. The new warrants are not exercisable until April 15, 2006, and expire on April 14, 2008.

Page -57-

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Miller, Ellin & Company LLP, our independent auditors, for professional services rendered for the years ended December 31, 2005 and 2004:

Fee Category	2005	2004

Audit Fees (1)	$110,000	$102,500
Audit-related fees	-	-
Tax fees (2)	-	-
All other fees	20,238	13,270
Total fees	$130,238	$115,770

(1)

Audit fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the years ended December 31, 2005 and 2004.

(2)

The Company uses a different accounting firm to prepare its consolidated federal and state tax returns in connection with IRS regulations. For the years ended December 31, 2005 and 2004, the fees billed to us for such services were $30,000 and $30,000, respectively.

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

Page -58-

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Report:

1. Financial Statements.

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the Years Ended December 31, 2005,
2004 and 2003

Consolidated Statements of Shareholders' Equity (Deficit) for the Years Ended
December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31,
2005, 2004 and 2003

Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, are not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits

EXHIBIT INDEX

Exhibit

Number

(3.1)            Restated Certificate of Incorporation of Sterling Vision, Inc., filed on December 20, 1995 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995)

(3.2)            Amended and Restated By-Laws of Sterling Vision, Inc., dated December 18, 1995 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995)

(3.3)            Certificate of Amendment of the Certificate of Incorporation of Sterling Vision, Inc., filed on January 26, 2000 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

(3.4)            Form of Certificate of Amendment of the Certificate of Incorporation of Sterling Vision, Inc., filed on February 8, 2000 (incorporated by reference to Exhibit 10.94 to the Company’s Current Report on Form 8-K, dated February 8, 2000)

(3.5)           Form of Certificate of Amendment of the Certificate of Incorporation of Sterling Vision, Inc., filed on February 10, 2000 (incorporated by reference to Exhibit 10.96 to the Company’s Current Report on Form 8-K, dated February 8, 2000)

(3.6)           Certificate of Amendment of the Certificate of Incorporation of Sterling Vision, Inc., filed on April 17, 2000 (incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

(3.7)            Certificate of Amendment of the Certificate of Incorporation of Emerging Vision, Inc., filed on July 15, 2002 (incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

Page -59-

(3.8)            First Amendment to Amended and Restated By-Laws of Emerging Vision Inc., dated November 13, 2003 (incorporated by reference to Exhibit 3.8 to the Company’s Current Report in Form 8-K, dated December 31, 2003.

(4.1) Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-98368)

(4.2)            Form of Warrant issued to Subject Shareholders in connection with Settlement Agreements (incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003)

(10.1) Sterling Vision, Inc.'s 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement No. 33-98368)

(10.2) Form of Sterling Vision, Inc.'s Franchise Agreement (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement No. 33-98368)

(10.3)         Form of Franchisee Stockholder Agreement to be entered into between Sterling Vision, Inc. and certain of its Franchisees (incorporated by reference to Exhibit 10.47 to the Company's Registration Statement No. 33-98368)

(10.4)         First Amendment to Sterling Vision, Inc.’s 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.63 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File No. 1-14128)

(10.5)         Exchange Agreement, dated April 14, 1998, between the Company and the Original Holders of the Registrant's Convertible Debentures Due February 17, 1999 (incorporated by reference to Exhibit 10.78 to the Company's Current Form on 8-K, dated April 14, 1998)

(10.6)         First Amendment to Convertible Preferred Stock and Warrants Subscription Agreement, dated January 4, 1999 (incorporated by reference to Exhibit 10.78 to the Company's Current Report on Form 8-K, dated January 4, 1999)

(10.7)         Second Amendment to Convertible Preferred Stock and Warrants Subscription Agreement, dated March 4, 1999 (incorporated by reference to Exhibit 10.79 to the Company's Current Report on Form 8-K, dated March 4, 1999)

(10.8)         Third Amendment to Convertible Preferred Stock and Warrants Subscription Agreement, dated December 7, 1999 (incorporated by reference to Exhibit 10.90 to the Company’s Current Report on Form 8-K, dated December 7, 1999)

(10.9)         Asset Purchase Agreement, dated as of May 31, 2001, by and among Insight Laser Centers N.Y.I, Inc., Insight Amsurg Centers, Inc., Emerging Vision, Inc. and Amsurg Acquisition Corp. (incorporated by reference to Exhibit 10.114 to the Company’s Current Report on Form 8-K, dated June 13, 2001)

(10.10)        Form of Settlement Agreement and General Release, dated as of April 1, 2002, between Emerging Vision, Inc. and each of V.C. Enterprises, Inc., Bridget Licht, Sitescope, Inc., Eyemagination Eyeworks, Inc. and Susan Assael, including the form of Area Representation Agreement annexed thereto as an Exhibit (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

(10.11)        Form of Rescission Agreement between the Company and certain Subject Shareholders (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

(10.12)        Form of Promissory Note made by the Company in favor of Subject Shareholders in connection with Rescission Agreements (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

(10.13)        Form of Settlement Agreement between the Company and certain Subject Shareholders as a result of Rescission Transactions (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

Page -60-

(10.14) *    Credit Agreement, dated August 19, 2005, between Emerging Vision, Inc. and Manufacturers and Traders Trust Corporation (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, dated September 9, 2005)

(10.15) *    Standard LIBOR Grid Note, dated August 19, 2005, between Emerging Vision, Inc. and Manufacturers and Traders Trust Corporation (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, dated September 9, 2005)

(10.16) *    Security Agreement, dated August 19, 2005, between Emerging Vision, Inc. and Manufacturers and Traders Trust Corporation (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K, dated September 9, 2005)

(10.17) *    Trademark Security Agreement, dated August 19, 2005, between Emerging Vision, Inc. and Manufacturers and Traders Trust Corporation (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K, dated September 9, 2005)

(10.18) *    VisionCare Guaranty, dated August 19, 2005, between Emerging Vision, Inc. and Manufacturers and Traders Trust Corporation (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K, dated September 9, 2005)

(14.1) * Corporate Code of Ethics of Emerging Vision, Inc., dated November 14, 2005 (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, dated November 16, 2005)

(21.1) * List of Subsidiaries

(23.1) * Consent of Independent Public Accountants

(31.1) * Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

(31.2) * Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

(32.1) * Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit being filed herewith

Page -61-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGING VISION, INC.

By: /s/ Christopher G. Payan
Christopher G. Payan
Chief Executive Officer

Date: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher G. Payan	Chief Executive Officer and Director	March 31, 2006
Christopher G. Payan	(Principal Executive Officer)

/s/ Brian P. Alessi	Chief Financial Officer and Treasurer	March 31, 2006
Brian P. Alessi	(Principal Financial and Accounting Officer)

/s/ Dr. Alan Cohen	Chairman of the Board of Directors	March 31, 2006
Dr. Alan Cohen

/s/ Dr. Robert Cohen	Director	March 31, 2006
Dr. Robert Cohen

/s/ Joel L. Gold	Director	March 31, 2006
Joel L. Gold

/s/ Harvey Ross	Director	March 31, 2006
Harvey Ross

/s/ Seymour G. Siegel	Director	March 31, 2006
Seymour G. Siegel

Page -62-