Form 10-Q
period 2006-03-31
EMERGING VISION INC
filed 2006-05-15
CIK 1002554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________

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

Large accelerated filer__	Accelerated filer__	Non accelerated filer X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes __	No X

As of May 15, 2006, there were 70,323,698 outstanding shares of the Registrant’s Common Stock, par value $0.01 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands, Except Share Data)
ASSETS	March 31,	December 31,
	2006	2005
	(unaudited)
Current assets:
Cash and cash equivalents	$1,269	$816
Franchise receivables, net of allowance of $190 and $195, respectively	2,069	1,936
Other receivables, net of allowance of $2 and $2, respectively	308	219
Current portion of franchise notes receivable, net of allowance of $169 and $150, respectively	171	158
Inventories, net	371	407
Prepaid expenses and other current assets	366	395
Deferred tax asset, current portion	677	-
Total current assets	5,231	3,931

Property and equipment, net	645	610
Franchise notes receivable, net of allowance of $40 and $41, respectively	164	129
Deferred tax asset, net of current portion	623	-
Goodwill	1,266	1,266
Other assets	237	263
Total assets	$8,166	$6,199

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,063	$4,012
Payables associated with proxy contest and related litigation	-	46
Accrual for store closings	37	37
Related party borrowings	44	43
Total current liabilities	4,144	4,138

Long-term debt	385	385
Related party borrowings	179	191
Franchise deposits and other liabilities	635	667

Contingencies

Shareholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized: Senior Convertible Preferred Stock, $100,000 liquidation preference per share; 0.74 shares issued and outstanding	74	74
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 70,506,035 share issued and 70,323,698 shares outstanding	705	705
Treasury stock, at cost, 182,337 shares	(204)	(204)
Additional paid-in capital	126,430	126,389
Accumulated deficit	(124,182)	(126,146)
Total shareholders' equity	2,823	818
Total liabilities and shareholders' equity	$8,166	$6,199

The accompanying notes are an integral part of these consolidated condensed financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED) (In Thousands, Except Per Share Data)
	For the Three Months Ended March 31,
	2006	2005

Revenues:
Net sales	$2,050	$1,925
Franchise royalties	1,753	1,749
Other franchise related fees	85	66
Total revenue	3,888	3,740

Costs and expenses:
Cost of sales	286	262
Selling, general and administrative expenses	3,145	3,048
Total costs and expenses	3,431	3,310

Operating income	457	430

Other income (expense):
Interest on franchise notes receivable	11	23
Gain on sale of company-owned store to franchisee	218	-
Other income	11	9
Interest expense	(10)	(15)
Total other income	230	17

Income before benefit from income taxes	687	447
Income tax benefit	1,277	-
Net income	$1,964	$447

Net income per share:
Basic	$0.03	$0.01
Diluted	$0.02	$0.00

Weighted-average number of common shares outstanding:
Basic	70,324	70,324
Diluted	106,927	112,164

The accompanying notes are an integral part of these consolidated condensed financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in Thousands)
	For the Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,964	$447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62	65
Provision for doubtful accounts	25	70
Deferred tax benefit	(1,300)	-
Non-cash compensation charges related to options and warrants	41	36
Gain on the sale of company-owned store to franchisee	(218)	-
Changes in operating assets and liabilities:
Franchise and other receivables	(243)	(355)
Inventories	36	5
Prepaid expenses and other current assets	29	95
Other assets	26	(24)
Accounts payable and accrued liabilities	51	(36)
Payables associated with proxy contest and related litigation	(46)	(42)
Franchise deposits and other liabilities	(32)	(1)
Net cash provided by operating activities	395	260

Cash flows from investing activities:
Franchise notes receivable issued	(77)	-
Proceeds from franchise and other notes receivable	50	61
Proceeds from the sale of company-owned store to franchisee	200	-
Purchases of property and equipment	(104)	(44)
Net cash provided by investing activities	69	17

Cash flows from financing activities:
Payments on borrowings	(11)	(9)
Net cash used in financing activities	(11)	(9)
Net increase in cash and cash equivalents	453	268
Cash and cash equivalents – beginning of period	816	880
Cash and cash equivalents – end of period	$1,269	$1,148

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2	$3
Taxes	$25	$34

The accompanying notes are an integral part of these consolidated condensed financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION:

The accompanying Consolidated Condensed Financial Statements of Emerging Vision, Inc. and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no changes in significant accounting policies since December 31, 2005.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

Stock-Based Compensation

Beginning with stock options and warrants granted in 2003, the Company has accounted for stock-based compensation in accordance with the provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123, “Accounting for Stock-Based Compensation,” which provided guidance for the recognition of compensation expense as it related to the issuance of stock options and warrants. In addition, the Company adopted the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123.” SFAS No. 148 amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation provided by SFAS No. 123. As permitted by SFAS No. 148, the Company has adopted the fair value method recommended by SFAS No. 123 to effect a change in accounting for stock-based employee compensation. In addition, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which revised SFAS No. 123 to require all share-based payments to employees, including grants of employee stock options, to be recognized based on their fair values.

Stock-based compensation cost of approximately $41,000 and $36,000 is reflected in selling, general and administrative expenses on the accompanying Consolidated Condensed Statements of Income for the three months ended March 31, 2006 and 2005, respectively. The Company determined the fair value of options and warrants issued using the Black-Scholes option pricing model with the following assumptions: 1 to 2 year expected lives; 10-year expiration period, risk-free interest rate ranging from 3.00% to 4.32%, stock price volatility ranging from 80.00% to 98.22%, with no dividends over the expected life.

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

NOTE 3 – PER SHARE INFORMATION:

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per common share (“Basic EPS”) is computed by dividing the net income by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing the net income by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Consolidated Condensed Statements of Operations. Common share equivalents totaling 17,781,019 and 3,160,653, respectively, were excluded from the computation for the three months ended March 31, 2006 and 2005, as their impact would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

	For the Three Months Ended March 31, (In thousands)

	2006	2005
Numerator:
Net income	$1,964	$447

Denominator:
Weighted-average common shares outstanding	70,324	70,324
Dilutive effect of stock options and warrants	36,603	41,840
Weighted-average common shares outstanding, assuming dilution	106,927	112,164

Net Income Per Share:
Basic	$0.03	$0.01
Diluted	$0.02	$0.00

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

The Credit Facility includes various financial covenants including minimum net worth, maximum funded debt and debt service ratio requirements. As of March 31, 2006, the Company had no outstanding borrowings under the Credit Facility and was in compliance with all of the financial covenants.

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

In February 2005, the Company commenced an action against Abell Vision, Inc., Excel of Beaver Dam, Inc., The Visions Group, Inc., John Bellotti and Anne Bellotti, in the Supreme Court of the State of New York, County of Nassau, seeking, among other things, monetary damages, in the approximate amount of $100,000, as a result of the defendants’ alleged breach of the terms of the Sterling Optical Center Franchise Agreements (and related documents) with the Company to which they are parties. The Defendants then asserted counterclaims against the Company, seeking, among other things, rescission of such Franchise Agreements, and money damages thereunder, as a result of the Company’s alleged violation of such Franchise Agreements, as well as applicable franchise laws. In May 2006, this action was settled, the terms of which included the defendants’ payment (a portion of which was paid on the date of settlement, and the remaining portion of which is payable over a period of two years), to the Company, of the aggregate, approximate sum of $283,000, the dismissal of the action with prejudice, and the exchange of mutual releases.

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

In July 2005, an action was commenced against the Company and its wholly owned subsidiary, Sterling Vision of Eastland, Inc., in the North Carolina General Court of Justice, in which Charlotte Eastland Mall, LLC, as the Landlord of the Company’s former Sterling Optical Center located in Charlotte, North Carolina, sought, among other things, damages against the Company, in the approximate amount of $81,000, under its Limited Guaranty of the Tenant’s obligations under the Lease for such Center. On March 30, 2006, the Company and such subsidiary settled this action, the material terms of which include the payment, to the Landlord, of the aggregate sum of $32,500, and the exchange of mutual general releases of all parties to this. In April 2006, such settlement payment was made.

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

In October 2005, the Company commenced an action against Main Place Optical, Inc., Am-Clar Optical, Inc., Am-Ton Optical, Inc., Dennis Osiak, Eugene Boryszak and Richard Tarbell, in the Supreme Court of the State of New York, County of Nassau, seeking, among other things, monetary damages in excess of $100,000 as a result of the defendants’ alleged breach of the terms of the Sterling Optical Center Franchise Agreements (and related documents) with the Company to which they are parties, and injunctive relief prohibiting the defendants from violating the terms of the restrictive covenants in such Franchise Agreements. The Defendants then asserted one counterclaim against the Company seeking money damages under the Franchise Agreements as a result of the Company’s alleged violation of such Franchise Agreements. In April 2006, this action was settled, the terms of which included the defendants’ payment, to the Company, of the aggregate, approximate sum of $172,000, the corporate defendants’ execution of new ten year franchise agreements for each their franchise locations, the dismissal of the action with prejudice, and the exchange of mutual releases.

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

In or about December, 2005, Ann Borriceno-Pickett, a former employee of the Company’s susidiary VisionCare of California, Inc., commenced an action against such subsidiary and the Company, in the Superior Court California, County of San Diego, alleging, among other things, that the Company breached an alleged employment agreement with the plaintiff, age and sex discrimination, and seeks an unspecified monetary sum as damages resulting therefrom. The Company and its subsidiary believe that they have meritorious defenses to the plaintiff’s claims. The Company and such subsidiary’s time to answer the complaint has not yet expired.

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

Guarantees

As of March 31, 2006, the Company was a guarantor of certain leases of retail optical stores franchised and subleased to its franchisees. In the event that all of such franchisees defaulted on their respective subleases, the Company would be obligated for aggregate lease obligations of approximately $3,164,000. The Company continually evaluates the credit-worthiness of its franchisees in order to determine their ability to continue to perform under their respective subleases. Additionally, in the event that a franchisee defaults under its sublease, the Company has the right to take over operation of the respective location.

NOTE 6 – INCOME TAX BENEFIT:

The benefit from income taxes consists of the following:

	For the Three Months Ended March 31, (In thousands)

	2006	2005

Current	$(23)	$-
Deferred	1,300	-
Total income tax benefit	$1,277	$-

The deferred tax benefit on the accompanying Consolidated Condensed Statements of Income as of March 31, 2006 is a result of the reduction in the valuation allowance of $1,600,000 less deferred tax expense of $277,000 for the three months ended March 31, 2006. Management, based on current operations and future projections, estimates that deferred tax benefits, arising principally from net operating loss carryforwards, will be realized through December 31, 2007. The Company has a remaining valuation allowance of approximately $15,900,000 as of March 31, 2006. As of December 31, 2005, the Company had federal net operating loss carryforwards of approximately $46,000,000.

NOTE 7 – SUBSEQUENT EVENTS:

On April 27, 2006, the Company’s Compensation Committee granted an aggregate of 300,000 stock options to certain of the Company’s independent, non-employee directors, all at an exercise price of $0.12, which was the closing price on the date of grant. The stock options vested immediately. The Company will incur a non-cash charge to earnings of approximately $12,000 during the second quarter of 2006. All of these options expire 10 years from the date of grant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Report contains certain forward-looking statements and information relating to the Company that is based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management. When used in this Report, the words “anticipate”, “believe”, “estimate”, “expect”, “there can be no assurance”, “may”, “could”, “would”, “might”, “intends” and similar expressions and their negatives, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the view of the Company at the date they are made with respect to future events, are not guarantees of future performance and are subject to various risks and uncertainties as identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and those described from time to time in previous and future reports filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein with the forward-looking statements referred to above and as set forth in the Form 10-Q. The Company does not intend to update these forward-looking statements for new information, or otherwise, for the occurrence of future events.

Results of Operations

For the Three Months Ended March 31, 2006, as Compared to the Comparable Period in 2005

Net sales for Company-owned stores increased by approximately $146,000, or 13.7%, to $1,214,000 for the three months ended March 31, 2006, as compared to $1,068,000 for the comparable period in 2005. This increase was due, in part, to a higher average number of Company-owned stores in operation (approximately 9.5 in 2006 vs. 9.0 in 2005) during the same comparable periods as well as an increase in same store sales. As of March 31, 2006, there were 9 Company-owned stores, as compared to 9 Company-owned stores as of March 31, 2005. On a same store basis (for those stores the Company operated during both comparable periods), comparative net sales increased by $181,000, or 24.1%, to $934,000 for the three months ended March 31, 2006, as compared to $753,000 for the comparable period in 2005. Management believes that this increase was a direct result of the Company modifying the product mix in such stores and promoting a new advertising campaign around the new product mix, which generated positive results. Additionally, there were more favorable weather conditions experienced in the upstate New York market during the quarter ended March 31, 2006, where the majority of the Company-owned stores are located.

Revenues generated by the Company’s wholly-owned subsidiary, VisionCare of California, Inc. (“VCC”), a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care, decreased by approximately $31,000, or 3.6%, to $829,000 for the three months ended March 31, 2006, as compared to $860,000 for the comparable period in 2005. This decrease was primarily due to a decrease in membership fees generated by VCC during the three months ended March 31, 2006, as compared to the same period in 2005.

Franchise royalties increased by $4,000, or 0.2%, to $1,753,000 for the three months ended March 31, 2006, as compared to $1,749,000 for the comparable period in 2005. Management believes this increase was a result of increased levels of field support to franchisees, the success of the Company’s audits of franchise locations, which generated additional revenues, and an increase in franchise sales for the stores that were open during both of the comparable periods, offset by a lower average number of stores in operation during the same comparable periods. As of March 31, 2006, there were 148 franchised stores, as compared to 155 stores in operation as of March 31, 2005.

Other franchise related fees (which includes initial franchise fees, renewal fees and fees related to the transfer of store ownership from one franchisee to another) increased by $19,000, or 28.8%, to $85,000 for the three months ended March 31, 2006, as compared to $66,000 for the comparable period in 2005. This increase was primarily attributable to the Company recognizing franchise fees on 2 franchise agreement renewals and 3 new franchise agreements in 2006, as compared to 2 franchise agreement renewals, 2 new franchise agreements and 1 franchise agreement transfer in 2005. During the 2nd quarter of 2005, the Company increased the cost to renew or enter into a new franchise agreement from $10,000 to $20,000. In the future, other franchise related fees are likely to fluctuate depending on the timing of franchise agreement expirations, new store openings and franchise store transfers.

Excluding revenues generated by VCC, the Company's gross profit margin increased by 1.3%, to 72.7%, for the three months ended March 31, 2006, as compared to 71.4% for the comparable period in 2005. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competitive pricing, and promotional incentives, among other things.

Selling, general and administrative expenses increased by $97,000, or 3.2%, to $3,145,000 for the three months ended March 31, 2006, as compared to $3,048,000 for the comparable period in 2005. The increase was partially a result of increases in payroll and related benefits of $17,000, facility charges of $26,000 and other overhead charges of $11,000, which was mainly due to a higher average number of Company stores in operation during 2006. The increase in selling, general and administrative expenses was also attributable to an increase in professional fees of $61,000 relating to proactive litigation to enforce franchise agreements. These increases were offset, in part, by a decrease in certain travel and other related expenses of $24,000.

Gain on sale of company-owned store to franchisee related to the sale of an existing company-owned store in upstate New York for a purchase price of $225,000, which included the net fixed assets of such store (such assets having a net book value of $7,000).

Liquidity and Capital Resources

As of March 31, 2006, the Company had working capital of $1,087,000 and cash on hand of $1,269,000. During the three months ended March 31, 2006, cash flows provided by its operating activities were $395,000. This was principally due to net income of $1,964,000 and non-cash items of $128,000, offset, in part, by an increase in franchise and other receivables of $243,000, an increase in deferred tax assets of $1,300 ,000, and the gain on the sale of one of the company-owned stores of $218,000. The Company believes it will continue to improve its operating cash flows through franchisee audits, and through new marketing strategies and increased gross margins, among other things, for its company-owned stores.

For the three months ended March 31, 2006, cash flows provided by investing activities were $69,000 due to proceeds received on the sale of one of the company-owned stores and proceeds received on certain franchise notes issuance of franchise promissory notes, offset by capital expenditures (which included the Company’s new accounting system, as well as the remodeling of one of the Company-owned stores) made by the Company during 2006 and the issuance of new franchise notes.

For the three months ended March 31, 2006, cash flows used in financing activities were $11,000 due to the repayment of the Company’s related party borrowings.

Credit Facility

On August 19, 2005, the Company entered into a Credit Agreement (the “Credit Agreement”) with Manufacturers and Traders Trust Corporation (“M&T”), establishing a revolving credit facility (the “Credit Facility”), for aggregate borrowings of up to $2,000,000, which may be used for general working capital needs and certain permitted acquisitions. The initial term of the Credit Facility expires in August 2007, but the term may be renewed in accordance with the terms of the Credit Agreement. Borrowing are payable in August 2007 with interest accruing at the variable rate of LIBOR plus 2.75% per annum in accordance with the terms of a Grid Note. The Credit Facility includes various financial covenants including minimum net worth, maximum funded debt and debt service ratio requirements. As of March 31, 2006, the Company had no outstanding borrowings under the Credit Facility and was in compliance with all of the financial covenants.

Future Contractual Obligations

Payments due under contractual obligations as of March 31, 2006 were as follows (in thousands):

	Within 1 year	1-3 years	After 3 years	Total

Long-term debt (a)	$44	$564	$-	$608
Interest on long-term debt (a)	-	125	-	125
Operating leases	3,872	5,136	3,404	12,412
	3,916	5,825	3,404	13,145

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In February 2005, the Company commenced an action against Abell Vision, Inc., Excel of Beaver Dam, Inc., The Visions Group, Inc., John Bellotti and Anne Bellotti, in the Supreme Court of the State of New York, County of Nassau, seeking, among other things, monetary damages, in the approximate amount of $100,000, as a result of the defendants’ alleged breach of the terms of the Sterling Optical Center Franchise Agreements (and related documents) with the Company to which they are parties. The Defendants then asserted counterclaims against the Company, seeking, among other things, rescission of such Franchise Agreements, and money damages thereunder, as a result of the Company’s alleged violation of such Franchise Agreements, as well as applicable franchise laws. In May 2006, this action was settled, the terms of which included the defendants’ payment (a portion of which was paid on the date of settlement, and the remaining portion of which is payable over a period of two years), to the Company, of the aggregate, approximate sum of $283,000, the dismissal of the action with prejudice, and the exchange of mutual releases.

In July 2005, an action was commenced against the Company and its wholly owned subsidiary, Sterling Vision of Eastland, Inc., in the North Carolina General Court of Justice, in which Charlotte Eastland Mall, LLC, as the Landlord of the Company’s former Sterling Optical Center located in Charlotte, North Carolina, sought, among other things, damages against the Company, in the approximate amount of $81,000, under its Limited Guaranty of the Tenant’s obligations under the Lease for such Center. On March 30, 2006, the Company and such subsidiary settled this action, the material terms of which include the payment, to the Landlord, of the aggregate sum of $32,500, and the exchange of mutual general releases of all parties to this. In April 2006, such settlement payment was made.

In October 2005, the Company commenced an action against Main Place Optical, Inc., Am-Clar Optical, Inc., Am-Ton Optical, Inc., Dennis Osiak, Eugene Boryszak and Richard Tarbell, in the Supreme Court of the State of New York, County of Nassau, seeking, among other things, monetary damages in excess of $100,000 as a result of the defendants’ alleged breach of the terms of the Sterling Optical Center Franchise Agreements (and related documents) with the Company to which they are parties, and injunctive relief prohibiting the defendants from violating the terms of the restrictive covenants in such Franchise Agreements. The Defendants then asserted one counterclaim against the Company seeking money damages under the Franchise Agreements as a result of the Company’s alleged violation of such Franchise Agreements. In April 2006, this action was settled, the terms of which included the defendants’ payment, to the Company, of the aggregate, approximate sum of $172,000, the corporate defendants’ execution of new ten year franchise agreements for each their franchise locations, the dismissal of the action with prejudice, and the exchange of mutual releases.

In or about December, 2005, Ann Borriceno-Pickett, a former employee of the Company’s subsidiary, VisionCare of California, Inc., commenced an action against such subsidiary and the Company, in the Superior Court California, County of San Diego, alleging, among other things, that the Company breached an alleged employment agreement with the plaintiff, age and sex discrimination, and seeks an unspecified monetary sum as damages resulting therefrom. The Company and its subsidiary believe that they have meritorious defenses to the plaintiff’s claims. The Company and such subsidiary’s time to answer the complaint has not yet expired.

Item 1a. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: May 15, 2006