Form 10-Q
period 2006-06-30
EMERGING VISION INC
filed 2006-08-14
CIK 1002554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________

Commission file number: 1-14128

EMERGING VISION, INC.

(Exact name of registrant as specified in its charter)

NEW YORK

(State or other jurisdiction of incorporation or organization)

11-3096941

(I.R.S. Employer Identification No.)

100 Quentin Roosevelt Boulevard

Garden City, NY 11530

(Address and zip code of principal executive office)

Telephone Number: (516) 390-2100

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

As of August 14, 2006, there were 70,323,698 outstanding shares of the Registrant’s Common Stock, par value $0.01 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands, Except Share Data)
ASSETS	June 30,	December 31,
	2006	2005
	(unaudited)
Current assets:
Cash and cash equivalents	$1,665	$816
Franchise receivables, net of allowance of $184 and $195, respectively	1,544	1,836
Other receivables, net of allowance of $2 and $2, respectively	216	210
Current portion of franchise notes receivable, net of allowance of $23 and $150, respectively	260	158
Inventories, net	363	345
Prepaid expenses and other current assets	412	395
Net assets of discontinued operations	14	162
Deferred tax assets, current portion	740	-
Total current assets	5,214	3,922

Property and equipment, net	637	546
Franchise notes receivable, net of allowance of $59 and $41, respectively	221	129
Deferred tax asset, net of current portion	436	-
Goodwill	1,266	1,266
Net assets of discontinued operations	-	64
Other assets	230	263
Total assets	$8,004	$6,190

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$3,962	$4,003
Payables associated with proxy contest and related litigation	-	46
Accrual for store closings	37	37
Short-term debt	385	-
Related party borrowings	180	43
Total current liabilities	4,564	4,129

Long-term debt	-	385
Related party borrowings	33	191
Franchise deposits and other liabilities	546	667

Contingencies

Shareholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized: Senior Convertible Preferred Stock, $100,000 liquidation preference per share; 0.74 shares issued and outstanding	74	74
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 70,506,035 shares issued and 70,323,698 shares outstanding	705	705
Treasury stock, at cost, 182,337 shares	(204)	(204)
Additional paid-in capital	126,843	126,389
Accumulated deficit	(124,557)	(126,146)
Total shareholders' equity	2,861	818
Total liabilities and shareholders' equity	$8,004	$6,190

The accompanying notes are an integral part of these consolidated condensed financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) (In Thousands, Except Per Share Data)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Revenues:
Net sales	$1,698	$1,791	$3,596	$3,716
Franchise royalties	1,729	1,637	3,482	3,386
Other franchise related fees	48	27	133	93
Total revenue	3,475	3,455	7,211	7,195

Costs and expenses:
Cost of sales	208	221	456	483
Selling, general and administrative expenses	3,320	2,988	6,310	6,036
Total costs and expenses	3,528	3,209	6,766	6,519

Operating (loss) income	(53)	246	445	676

Other income (expense):
Interest on franchise notes receivable	11	13	22	36
Gain on sale of company-owned store to franchisee	-	-	218	-
Other income	16	10	27	19
Interest expense	(10)	(7)	(20)	(22)
Total other income	17	16	247	33

(Loss) income from continuing operations before provision for (benefit from) income taxes	(36)	262	692	709
Provision for (benefit from) income taxes	218	-	(1,042)	-
(Loss) income from continuing operations	(254)	262	1,734	709

(Loss) from discontinued operations	(202)	(62)	(243)	(62)
Income tax benefit	(81)	-	(98)	-
(Loss) from discontinued operations	(121)	(62)	(145)	(62)
Net (loss) income	$(375)	$200	$1,589	$647

Per share information – basic and diluted:
(Loss) income from continuing operations	$(0.00)	$0.00	$0.02	$0.01
(Loss) from discontinued operations	(0.00)	0.00	(0.00)	0.00
Net (loss) income	$(0.00)	$0.00	$0.02	$0.01

Weighted-average number of common shares outstanding:
Basic	70,324	70,324	70,324	70,324
Diluted	108,969	110,565	108,007	111,358

The accompanying notes are an integral part of these consolidated condensed financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in Thousands)
	For the Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Income from continuing operations	$1,734	$709
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	132	123
Provision for doubtful accounts	55	193
Deferred tax assets	(1,176)	-
Non-cash compensation charges related to options and warrants	454	72
Gain on the sale of company-owned store to franchisee	(218)	-
Changes in operating assets and liabilities:
Franchise and other receivables	137	(78)
Inventories	(17)	(2)
Prepaid expenses and other current assets	(17)	36
Other assets	33	(1)
Accounts payable and accrued liabilities	(41)	(196)
Payables associated with proxy contest and related litigation	(46)	(52)
Franchise deposits and other liabilities	(121)	(11)
Net cash provided by operating activities	909	793

Cash flows from investing activities:
Franchise notes receivable issued	(172)	(49)
Proceeds from franchise and other notes receivable	97	105
Proceeds from the sale of company-owned store to franchisee	200	-
Purchases of property and equipment	(230)	(124)
Net cash used in investing activities	(105)	(68)

Cash flows from financing activities:
Payments on borrowings	(21)	(19)
Net cash used in financing activities	(21)	(19)
Net cash provided by continuing operations	783	706
Net cash provide by (used in) discontinued operations	66	(369)
Net increase in cash and cash equivalents	849	337
Cash and cash equivalents – beginning of period	816	880
Cash and cash equivalents – end of period	$1,665	$1,217

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5	$7
Taxes	$25	$28

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

Stock-Based Compensation

Beginning with stock options and warrants granted in 2003, the Company has accounted for stock-based compensation in accordance with the provisions of FASB SFAS No. 123, “Accounting for Stock-Based Compensation,” which provided guidance for the recognition of compensation expense as it related to the issuance of stock options and warrants. In addition, the Company adopted the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123.” SFAS No. 148 amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation provided by SFAS No. 123. As permitted by SFAS No. 148, the Company has adopted the fair value method recommended by SFAS No. 123 to effect a change in accounting for stock-based employee compensation. In addition, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which revised SFAS No. 123 to require all share-based payments to employees, including grants of employee stock options, to be recognized based on their fair values.

Stock-based compensation cost of approximately $413,000 and $36,000 is reflected in selling, general and administrative expenses on the accompanying Consolidated Condensed Statements of Operations for the three months ended June 30, 2006 and 2005, respectively, and $454,000 and $72,000 for the six months ended June 30, 2006 and 2005, respectively. The Company determined the fair value of options and warrants issued using the Black-Scholes option pricing model with the following assumptions: 1 to 2 year expected lives; 10-year expiration period, risk-free interest rate ranging from 3.00% to 5.00%, stock price volatility ranging from 80.00% to 98.22%, with no dividends over the expected life.

On April 27, 2006, the Company’s Compensation Committee granted an aggregate of 300,000 stock options to certain of the Company’s independent, non-employee directors, all at an exercise price of $0.12, which was the closing price on the date of grant. The stock options vested immediately. The Company incurred stock-based compensation expense of approximately $12,000. All of these options expire 10 years from the date of grant.

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

Discontinued Operations

In February 2006, the Company discontinued all of its retail operations being then conducted in the state of Arizona in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, the Company impaired substantially all of the net assets of the Company-owned stores located in Arizona as of December 31, 2005. During the three months ended June 30, 2006 and 2005, the Company incurred losses, net of taxes, related to the discontinued operations of approximately $121,000 and $62,000, respectively, and $145,000 and $62,000 during the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, there was approximately $14,000 of assets associated with the Company’s discontinued operations as part of net assets of discontinued operations on the accompanying Consolidated Condensed Balance Sheet.

Reclassification

Certain reclassifications have been made to prior years’ consolidated condensed financial statements to conform to the current year presentation.

NOTE 3 – PER SHARE INFORMATION:

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per common share (“Basic EPS”) is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing the net (loss) income by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Consolidated Condensed Statements of Operations. Common share equivalents totaling 17,496,019 and 2,719,729, respectively, were excluded from the computation for the six months ended June 30, 2006 and 2005, as their impact would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
(Loss) income from continuing operations	$(254)	$262	$1,734	$709
(Loss) from discontinued operations	(121)	(62)	(145)	(62)
Net (loss) income	$(375)	$200	$1,589	$647

Denominator:
Weighted-average common shares outstanding	70,324	70,324	70,324	70,324
Dilutive effect of stock options and warrants	38,645	40,241	37,683	41,034
Weighted-average common shares outstanding, assuming dilution	108,969	110,565	108,007	111,358

Per share information – basic and diluted:
(Loss) income from continuing operations	$(0.00)	$0.00	$0.02	$0.01
(Loss) from discontinued operations	(0.00)	0.00	(0.00)	0.00
Net (loss) income	$(0.00)	$0.00	$0.02	$0.01

NOTE 4 – CREDIT FACILITY:

On August 19, 2005, the Company entered into a Credit Agreement (the “Credit Agreement”) with Manufacturers and Traders Trust Corporation (“M&T”), establishing a revolving credit facility (the “Credit Facility”), for aggregate borrowings of up to $2,000,000, which may be used for general working capital needs and certain permitted acquisitions. The initial term of the Credit Facility expires in August 2007, but the term may be renewed in accordance with the terms of the Credit Agreement. Borrowings are payable in August 2007 with interest accruing at the variable rate of LIBOR plus 2.75% per annum in accordance with the terms of a Grid Note.

The Credit Facility includes various financial covenants including minimum net worth, maximum funded debt and debt service ratio requirements. As of June 30, 2006, the Company had no outstanding borrowings under the Credit Facility and was in compliance with all of the financial covenants.

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

In January 2005, the Company commenced an action against Cherello, Inc., Theodore Cherofsky and Jimmy Choello, in the Supreme Court of the State of New York, County of Nassau, seeking, among other things, injunctive relief and monetary damages, in an amount not less than $100,000, as a result of the defendants’ alleged breach of the terms of the Sterling Optical Center Franchise Agreement (and related documents) with the Company to which they are parties. The defendants then asserted counterclaims against the Company, seeking, among other things, money damages under such Franchise Agreement, as a result of the Company’s alleged violation of such Franchise Agreements. Effective April 2006, this action was settled, the terms of which included the defendants’ payment to the Company of the aggregate approximate sum payable in respect of accrued but unpaid amounts under such Franchise Agreement, the dismissal of the action with prejudice, and the exchange of mutual releases.

In June 2005, an action was commenced against the Company and its wholly owned subsidiary, Sterling Vision of Beaver Dam, Inc., in the Circuit Court, Dodge County, State of Wisconsin, in which Beaver Dam Mall Limited Partnership, as the landlord of the Company’s Sterling Optical Center located in Beaver Dam, Wisconsin, is seeking, among other things, damages against the Company (and its subsidiary), in the approximate amount of $25,000, in respect of alleged unpaid rent payable under the lease of the premises. In July 2006, this action was settled, the terms of which included the dismissal of this action with prejudice, and the exchange of mutual releases.

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

In January 2006, Imperial Sterling Ltd. commenced an action against the Company and Sterling Vision of Rego Park, Inc. in the State of New York, County of New York, alleging, among other things, that the Company had breached its obligations under its guaranty of the lease for the former Sterling Optical store located in Rego Park, New York. In May 2006, this action was settled, the terms of which included, among other things, the Company’s payment of approximately $30,000 to the plaintiff, the dismissal of this action with prejudice, and the exchange of mutual releases.

In or about March 2006, McIntyre Square Associates commenced an action against the Company in the State of Pennsylvania, Allegheny County Court of Common Pleas, alleging, among other things, that the Company had breached its obligations under its guaranty of the lease for the former Sterling Optical/Singer Specs store located in Pittsburgh, Pennsylvania. In June 2006, this action was settled, the terms of which included, among other things, the Company’s payment to the plaintiff of approximately $36,000, the dismissal of this action with prejudice, and the exchange of mutual releases.

In or about December, 2005, Ann Borriceno-Pickett, a former employee of the Company’s subsidiary, VisionCare of California, Inc., commenced an action against such subsidiary and the Company, in the Superior Court California, County of San Diego, alleging, among other things, that the Company breached an alleged employment agreement with the plaintiff, age and sex discrimination, and seeks an unspecified monetary sum as damages resulting therefrom. The Company and its subsidiary believe that they have meritorious defenses to the plaintiff’s claims. This action is presently in the discovery stage.

In May 2006, the Company commenced an action against I and A Optical, Inc., Mark Shuff and Felicia Shuff, in the Supreme Court of the State of New York, County of Nassau, seeking, among other things, monetary damages as a result of the defendants' alleged breach of the terms of the Sterling Optical Center Franchise Agreement (and related documents) with the Company to which they are parties. The defendants then asserted counterclaims against the Company, seeking, among other things, money damages arising under the Franchise Agreement with the Company as a result of the Company's alleged violation of such Franchise Agreement. The Company believes that is has a meritorious defense to such claims. As of the date hereof, these proceedings were in the discovery stage. The Company has not recorded an accrual for a loss in this action, as the Company does not believe it is probable that the Company will be held liable in respect of defendants' counterclaims.

In June 2006, Seacliff Village Shopping Center, Inc. commenced an action against the Company and its subsidiary, Sterling Vision of Seacliff Village, Inc., in the Superior Court of the State of California, Orange County, alleging, among other things, that the Company had breached its obligations under its guaranty of the lease for the former Sterling Optical store located at Seacliff Village. The Company believes that it has a meritorious defense to this action. The action is presently in the discovery stage. Although the Company has recorded an accrual for probable losses in the event that the Company shall be held liable in respect of the plaintiff’s claims, the Company does not believe that any such loss is reasonably possible, or, if there is a loss, the Company does not believe that it is reasonably possible that such loss would exceed the amount recorded.

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

Guarantees

As of June 30, 2006, the Company was a guarantor of certain leases of retail optical stores franchised and subleased to its franchisees. In the event that all of such franchisees defaulted on their respective subleases, the Company would be obligated for aggregate lease obligations of approximately $2,692,000. The Company continually evaluates the credit-worthiness of its franchisees in order to determine their ability to continue to perform under their respective subleases. Additionally, in the event that a franchisee defaults under its sublease, the Company has the right to take over operation of the respective location.

NOTE 6 – INCOME TAXES:

The provision for (benefit from) income taxes from continuing operations consists of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Current	$13	$-	$36	$-
Deferred	205	-	(1,078)	-
Total income tax provision (benefit)	$218	$-	$(1,042)	$-

The deferred tax benefit on the accompanying Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2006 is a result of the reduction in the valuation allowance of $0 and $1,600,000, respectively, less deferred tax expense of $205,000 and $522,000, respectively. Management, based on current operations and future projections, estimates that deferred tax benefits, arising principally from net operating loss carryforwards, will be realized through December 31, 2007. The Company has a remaining valuation allowance of approximately $15,800,000 as of June 30, 2006. As of December 31, 2005, the Company had federal net operating loss carryforwards of approximately $46,000,000.

NOTE 7 – SUBSEQUENT EVENTS:

On July 14, 2006, the Company held its 2006 Annual Meeting of Shareholders (the “Annual Meeting”), at which two proposals were presented to the Company’s shareholders for approval. The first proposal (the re-election of the Company’s Class II directors, Joel L. Gold, Robert Cohen and Christopher G. Payan) was passed by a plurality of the votes cast at the Annual Meeting. The second proposal (the adoption of the Company’s 2006 Stock Incentive Plan) was also passed by a majority of the votes cast at the Annual Meeting.

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

Results of Operations

For the Three and Six Months Ended June 30, 2006, as Compared to the Comparable Period in 2005

Net sales for Company-owned stores decreased approximately $105,000, or 11.0%, to $852,000 for the three months ended June 30, 2006, as compared to $957,000 for the comparable period in 2005, and decreased approximately $104,000, or 5.1%, to $1,921,000 for the six months ended June 30, 2006, as compared to $2,025,000 for the comparable period in 2005. These decreases for the three and six months ended June 30, 2006 were mainly attributable to more stores in operation during the three and six months ended June 30, 2005. As of June 30, 2006, there were 7 Company-owned stores, as compared to 9 Company-owned stores as of June 30, 2005. On a same store basis (for those stores the Company operated during both comparable periods), comparative net sales increased approximately $29,000, or 4.1%, to $720,000 for the three months ended June 30, 2006, as compared to $691,000 for the comparable period in 2005, and increased approximately $210,000, or 14.6%, to $1,654,000 for the six months ended June 30, 2006, as compared to $1,444,000 for the comparable period in 2005. Management believes that these increases were a direct result of the Company modifying the product mix in such stores and promoting a new advertising campaign around the new product mix, which generated positive results. Additionally, there were more favorable weather conditions experienced in the upstate New York market during the quarter ended March 31, 2006, where the majority of the Company-owned stores are located.

Revenues generated by the Company’s wholly-owned subsidiary, VisionCare of California, Inc. (“VCC”), a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care, decreased approximately $12,000, or 1.4%, to $848,000 for the three months ended June 30, 2006, as compared to $860,000 for the comparable period in 2005, and decreased approximately $43,000, or 2.5%, to $1,677,000 for the six months ended June 30, 2006, as compared to $1,720,000 for the comparable period in 2005. These decreases were primarily due to a decrease in membership fees generated by VCC during the three and six months ended June 30, 2006, as compared to the same period in 2005.

Franchise royalties increased approximately $92,000, or 5.6%, to $1,729,000 for the three months ended June 30, 2006, as compared to $1,637,000 for the comparable period in 2005, and increased approximately $96,000, or 2.8%, to $3,482,000 for the six months ended June 30, 2006, as compared to $3,386,000 for the comparable period in 2005. Management believes these increases were a result of increased levels of field support to franchisees, the success of the Company’s audits of franchise locations, which generated additional revenues, and an increase in franchise sales for the stores that were open during both of the comparable periods, offset by a lower average number of stores in operation during the same comparable periods. As of June 30, 2006, there were 147 franchised stores, as compared to 151 stores in operation as of June 30, 2005.

Other franchise related fees (which includes initial franchise fees, renewal fees and fees related to the transfer of store ownership from one franchisee to another) increased approximately $21,000, or 77.8%, to $48,000 for the three months ended June 30, 2006, as compared to $27,000 for the comparable period in 2005, and increased approximately $40,000, or 43.0%, to $133,000 for the six months ended June 30, 2006, as compared to $93,000 for the comparable period in 2005. These increases were primarily attributable to the Company recognizing franchise fees on 1 franchise agreement renewal, 1 new franchise agreement and 1 franchise agreement transfer during the three months ended June 30, 2006, as compared to 1 franchise agreement renewal, 1 new franchise agreement and 2 franchise agreement transfers during the three months ended June 30, 2005, and recognized franchise fees on 3 franchise agreement renewals, 4 new franchise agreements and 1 franchise agreement transfer during the six months ended June 30, 2006, as compared to 3 franchise agreement renewals, 3 new franchise agreements and 3 franchise agreement transfers during the six months ended June 30, 2005. During the 2nd quarter of 2005, the Company increased the cost to renew or enter into a new franchise agreement from $10,000 to $20,000. In the future, other franchise related fees are likely to fluctuate depending on the timing of franchise agreement expirations, new store openings and franchise store transfers.

Excluding revenues generated by VCC, the Company's gross profit margin increased by 3.3%, to 76.1%, for the three months ended June 30, 2006, as compared to 72.8% for the comparable period in 2005, and increased by 1.4%, to 73.5% for the six months ended June 30, 2006, as compared to 72.1% for the comparable period in 2005. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competitive pricing, and promotional incentives, among other things.

Selling, general and administrative expenses increased approximately $332,000, or 11.1%, to $3,320,000 for the three months ended June 30, 2006, as compared to $2,988,000 for the comparable period in 2005, and increased approximately $274,000, or 4.5%, to $6,310,000 for the six months ended June 30, 2006, as compared to $6,036,000 for the comparable period in 2005. These increases were partially a result of increases to compensation expense of $378,000 and $382,000 incurred due to the vesting of certain stock options and warrants in April 2006, advertising expenses of $83,000 and $122,000 due to the promotion of a new marketing campaign around the new product mix in our Company-owned stores, and professional fees of $30,000 and $91,000 due, in part, to consulting services to install the Company’s new accounting system and expenses related to the success of the Company’s ongoing franchise audit program during the three and six months ended June 30, 2006, respectively. These expenses were offset, in part, by a decrease in payroll and related expenses of $65,000 and $162,000, as the Company consolidated certain positions and employed fewer full-time associates, and due to fewer Company-owned stores in operation during the three and six months ended June 30, 2006, respectively.

Gain on sale of company-owned store to franchisee related to the sale of an existing company-owned store in upstate New York for a purchase price of $225,000, which included the net fixed assets of such store (such assets having a net book value of $7,000).

Liquidity and Capital Resources

As of June 30, 2006, the Company had working capital of $650,000 and cash on hand of $1,665,000. During the six months ended June 30, 2006, cash flows provided by its operating activities were $909,000. This was principally due to income from continuing operations of $1,734,000 and non-cash items of $423,000, offset, in part, by an increase in deferred tax assets of $1,176,000 and the gain on the sale of one of the company-owned stores of $218,000. The Company believes it will continue to improve its operating cash flows through franchisee audits, and through new marketing strategies and increased gross margins, among other things, for its company-owned stores.

For the six months ended June 30, 2006, cash flows used in investing activities were $105,000 due to capital expenditures (which included the Company’s new accounting system, as well as the remodeling of one of the Company-owned stores) made by the Company during 2006 and the issuance of new franchise notes, offset by proceeds received on the sale of one of the company-owned stores and proceeds received on certain franchise notes.

For the six months ended June 30, 2006, cash flows used in financing activities were $21,000 due to the repayment of the Company’s related party borrowings.

Credit Facility

On August 19, 2005, the Company entered into a Credit Agreement (the “Credit Agreement”) with Manufacturers and Traders Trust Corporation (“M&T”), establishing a revolving credit facility (the “Credit Facility”), for aggregate borrowings of up to $2,000,000, which may be used for general working capital needs and certain permitted acquisitions. The initial term of the Credit Facility expires in August 2007, but the term may be renewed in accordance with the terms of the Credit Agreement. Borrowing are payable in August 2007 with interest accruing at the variable rate of LIBOR plus 2.75% per annum in accordance with the terms of a Grid Note. The Credit Facility includes various financial covenants including minimum net worth, maximum funded debt and debt service ratio requirements. As of June 30, 2006, the Company had no outstanding borrowings under the Credit Facility and was in compliance with all of the financial covenants.

Future Contractual Obligations

Payments due under contractual obligations as of June 30, 2006 were as follows (in thousands):

	Within 1 year	1-3 years	After 3 years	Total

Long-term debt (a)	$565	$33	$-	$598
Interest on long-term debt (a)	125	-	-	125
Operating leases	3,559	4,993	3,993	12,545
	4,249	5,026	3,993	13,268

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

The Company is exposed to interest rate risk under its Credit Facility with M&T Bank. Any increase in the LIBOR rate would lead to higher interest expense, if the Company borrows against the Credit Facility. The Company has not borrowed under the Credit Facility since its inception on August 19, 2005.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In January 2005, the Company commenced an action against Cherello, Inc., Theodore Cherofsky and Jimmy Choello, in the Supreme Court of the State of New York, County of Nassau, seeking, among other things, injunctive relief and monetary damages, in an amount not less than $100,000, as a result of the defendants’ alleged breach of the terms of the Sterling Optical Center Franchise Agreement (and related documents) with the Company to which they are parties. The defendants then asserted counterclaims against the Company, seeking, among other things, money damages under such Franchise Agreement, as a result of the Company’s alleged violation of such Franchise Agreements. Effective April 2006, this action was settled, the terms of which included the defendants’ payment to the Company of the aggregate approximate sum payable in respect of accrued but unpaid amounts under such Franchise Agreement, the dismissal of the action with prejudice, and the exchange of mutual releases.

In June 2005, an action was commenced against the Company and its wholly owned subsidiary, Sterling Vision of Beaver Dam, Inc., in the Circuit Court, Dodge County, State of Wisconsin, in which Beaver Dam Mall Limited Partnership, as the landlord of the Company’s Sterling Optical Center located in Beaver Dam, Wisconsin, is seeking, among other things, damages against the Company (and its subsidiary), in the approximate amount of $25,000, in respect of alleged unpaid rent payable under the lease of the premises. In July 2006, this action was settled, the terms of which included the dismissal of this action with prejudice, and the exchange of mutual releases.

In January 2006, Imperial Sterling Ltd. commenced an action against the Company and Sterling Vision of Rego Park, Inc. in the State of New York, County of New York, alleging, among other things, that the Company had breached its obligations under its guaranty of the lease for the former Sterling Optical store located in Rego Park, New York. In May 2006, this action was settled, the terms of which included, among other things, the Company’s payment of approximately $30,000 to the plaintiff, the dismissal of this action with prejudice, and the exchange of mutual releases.

In or about March 2006, McIntyre Square Associates commenced an action against the Company in the State of Pennsylvania, Allegheny County Court of Common Pleas, alleging, among other things, that the Company had breached its obligations under its guaranty of the lease for the former Sterling Optical/Singer Specs store located in Pittsburgh, Pennsylvania. In June 2006, this action was settled, the terms of which included, among other things, the Company’s payment to the plaintiff of approximately $36,000, the dismissal of this action with prejudice, and the exchange of mutual releases.

In or about December, 2005, Ann Borriceno-Pickett, a former employee of the Company’s subsidiary, VisionCare of California, Inc., commenced an action against such subsidiary and the Company, in the Superior Court California, County of San Diego, alleging, among other things, that the Company breached an alleged employment agreement with the plaintiff, age and sex discrimination, and seeks an unspecified monetary sum as damages resulting therefrom. The Company and its subsidiary believe that they have meritorious defenses to the plaintiff’s claims. This action is presently in the discovery stage.

In May 2006, the Company commenced an action against I and A Optical, Inc., Mark Shuff and Felicia Shuff, in the Supreme Court of the State of New York, County of Nassau, seeking, among other things, monetary damages as a result of the defendants' alleged breach of the terms of the Sterling Optical Center Franchise Agreement (and related documents) with the Company to which they are parties. The defendants then asserted counterclaims against the Company, seeking, among other things, money damages arising under the Franchise Agreement with the Company as a result of the Company's alleged violation of such Franchise Agreement. The Company believes that is has a meritorious defense to such claims. As of the date hereof, these proceedings were in the discovery stage. The Company has not recorded an accrual for a loss in this action, as the Company does not believe it is probable that the Company will be held liable in respect of defendants' counterclaims.

In June 2006, Seacliff Village Shopping Center, Inc. commenced an action against the Company and its subsidiary, Sterling Vision of Seacliff Village, Inc., in the Superior Court of the State of California, Orange County, alleging, among other things, that the Company had breached its obligations under its guaranty of the lease for the former Sterling Optical store located at Seacliff Village. The Company believes that it has a meritorious defense to this action. The action is presently in the discovery stage. Although the Company has recorded an accrual for probable losses in the event that the Company shall be held liable in respect of the plaintiff’s claims, the Company does not believe that any such loss is reasonably possible, or, if there is a loss, the Company does not believe that it is reasonably possible that such loss would exceed the amount recorded

Item 1a. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1	Emerging Vision, Inc.’s 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 14, 2006)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: August 14, 2006

Exhibit 31.1

I, Christopher G. Payan, certify that:

1. I have reviewed this Form 10-Q of Emerging Vision, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

(c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information;

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2006

/s/ Christopher G. Payan
Christopher G. Payan
Chief Executive Officer

Exhibit 31.2

I, Brian P. Alessi, certify that:

1. I have reviewed this Form 10-Q of Emerging Vision, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

(c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information;

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2006

/s/ Brian P. Alessi
Brian P. Alessi
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Emerging Vision, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Date: August 14, 2006

/s/ Christopher G. Payan Christopher G. Payan Chief Executive Officer

/s/ Brian P. Alessi Brian P. Alessi Chief Financial Officer