Form 10-Q
period 2006-09-30
EMERGING VISION INC
filed 2006-11-14
CIK 1002554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________

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

As of November 14, 2006, there were 70,323,698 outstanding shares of the Registrant’s Common Stock, par value $0.01 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands, Except Share Data)
ASSETS	September 30,	December 31,
	2006	2005
	(unaudited)
Current assets:
Cash and cash equivalents	$1,657	$816
Franchise receivables, net of allowance of $88 and $195, respectively	1,382	1,836
Optical purchasing group receivables	1,446	-
Other receivables	247	210
Current portion of franchise notes receivable, net of allowance of $23 and $150, respectively	122	158
Inventories, net	401	345
Prepaid expenses and other current assets	456	395
Net assets of discontinued operations	4	162
Deferred tax asset, current portion	823	-
Total current assets	6,538	3,922

Property and equipment, net	611	546
Franchise notes receivable, net of allowance of $57 and $41, respectively	176	129
Deferred tax asset, net of current portion	290	-
Goodwill	1,266	1,266
Excess costs over net tangible assets acquired	2,320	-
Net assets of discontinued operations	-	64
Other assets	455	263
Total assets	$11,656	$6,190

LIABILITIES AND SHAREHOLDERS’ EQUITY	September 30,	December 31,
	2006	2005
	(unaudited)
Current liabilities:
Accounts payable and accrued liabilities	$4,270	$4,049
Optical purchasing group payables	1,323	-
Accrual for store closings	37	37
Short-term debt	472	-
Related party obligations	182	43
Total current liabilities	6,284	4,129

Long-term debt	1,685	385
Related party obligations	21	191
Franchise deposits and other liabilities	515	667

Contingencies

Shareholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized: Senior Convertible Preferred Stock, $100,000 liquidation preference per share; 0.74 shares issued and outstanding	74	74
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 70,506,035 shares issued and 70,323,698 shares outstanding	705	705
Treasury stock, at cost, 182,337 shares	(204)	(204)
Additional paid-in capital	127,022	126,389
Accumulated deficit	(124,446)	(126,146)
Total shareholders' equity	3,151	818
Total liabilities and shareholders' equity	$11,656	$6,190

The accompanying notes are an integral part of these consolidated condensed financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) (In Thousands, Except Per Share Data)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues:
Net sales	$1,854	$1,654	$5,450	$5,370
Optical purchasing group sales	2,775	-	2,775	-
Franchise royalties	1,797	1,671	5,279	5,057
Other franchise related fees	38	-	171	93
Total revenue	6,464	3,325	13,675	10,520

Costs and expenses:
Cost of sales	2,820	238	3,276	721
Selling, general and administrative expenses	3,507	3,062	9,817	9,098
Total costs and expenses	6,327	3,300	13,093	9,819

Operating income	137	25	582	701

Other income (expense):
Interest on franchise notes receivable	12	11	34	47
Gain on sale of company-owned store to franchisee	-	-	218	-
Other income	47	8	74	27
Interest expense	(10)	(11)	(30)	(33)
Total other income	49	8	296	41

Income from continuing operations before provision for (benefit from) income taxes	186	33	878	742
Provision for (benefit from) income taxes	64	-	(978)	-
Income from continuing operations	122	33	1,856	742

(Loss) from discontinued operations	(18)	(83)	(261)	(145)
Income tax benefit	(7)	-	(105)	-
(Loss) from discontinued operations	(11)	(83)	(156)	(145)
Net income (loss)	$111	$(50)	$1,700	$597

Per share information – basic and diluted:
Income from continuing operations	$0.00	$0.00	$0.02	$0.01
(Loss) from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net income (loss)	$0.00	$(0.00)	$0.02	$0.01

Weighted-average number of common shares outstanding:
Basic	70,324	70,324	70,324	70,324
Diluted	113,529	113,220	109,478	112,016

The accompanying notes are an integral part of these consolidated condensed financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in Thousands)
	For the Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Income from continuing operations	$1,856	$742
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	196	178
Provision for doubtful accounts	169	251
Deferred tax assets	(1,113)	-
Non-cash compensation charges related to options and warrants	494	108
Gain on the sale of Company-owned store to franchisee	(218)	-
Changes in operating assets and liabilities:
Franchise and other receivables	231	(160)
Inventories	(55)	49
Prepaid expenses and other current assets	(61)	88
Other assets	9	(26)
Accounts payable and accrued liabilities	198	(627)
Franchise deposits and other liabilities	(152)	26
Net cash provided by operating activities	1,554	629

Cash flows from investing activities:
Franchise notes receivable issued	(228)	(123)
Proceeds from franchise and other notes receivable	249	165
Proceeds from the sale of Company-owned store to franchisee	200	-
Purchases of property and equipment	(267)	(140)
Acquisition of Combine Optical Management Corp. ("Combine")	(700)	-
Net cash used in investing activities	(746)	(98)

Cash flows from financing activities:
Payments on borrowings	(32)	(29)
Net cash used in financing activities	(32)	(29)
Net cash provided by continuing operations	776	502
Net cash provided by (used in) discontinued operations	65	(449)
Net increase in cash and cash equivalents	841	53
Cash and cash equivalents – beginning of period	816	880
Cash and cash equivalents – end of period	$1,657	$933

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6	$9
Taxes	$34	$13

Non- cash investing and financing activities:
Accounts receivable and excess costs of net tangible assets acquired in connection with the Combine	$1,773	$-

The accompanying notes are an integral part of these consolidated condensed financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION:

The accompanying Consolidated Condensed Financial Statements of Emerging Vision, Inc. and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006.

As further discussed in Note 2, Discontinued Operations, the Company has reflected the retail operations previously conducted in Arizona as discontinued operations for all periods presented.

As further discussed in Note 5, the Company has reflected the acquisition of substantially all of the assets of Combine Optical Management Corp. ("Combine") as a separate business segment. Previously, the Company only had one reporting segment.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

Stock-Based Compensation

Beginning with stock options and warrants granted in 2003, the Company has accounted for stock-based compensation in accordance with the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which provided guidance for the recognition of compensation expense as it related to the issuance of stock options and warrants. In addition, the Company adopted the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123.” SFAS No. 148 amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation provided by SFAS No. 123. As permitted by SFAS No. 148, the Company has adopted the fair value method recommended by SFAS No. 123 to effect a change in accounting for stock-based employee compensation. In addition, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which revised SFAS No. 123 to require all share-based payments to employees, including grants of employee stock options, to be recognized based on their fair values.

Stock-based compensation cost of approximately $40,000 and $36,000 is reflected in selling, general and administrative expenses on the accompanying Consolidated Condensed Statements of Operations for the three months ended September 30, 2006 and 2005, respectively, and $494,000 and $108,000 for the nine months ended September 30, 2006 and 2005, respectively. The Company determined the fair value of options and warrants issued using the Black-Scholes option pricing model with the following assumptions: 1 to 2 year expected lives; risk-free interest rate ranging from 3.00% to 5.00%; and stock price volatility ranging from 62.00% to 98.22%, with no dividends over the expected life.

During September 2006, the Company issued 3,515,625 stock options in connection with the acquisition of Combine (Note 3).

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

Optical purchasing group sales – Represents fess charged to eye care product vendors associated with the sale of those vendor’s eye care products to Combine members;

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

Continuing franchise royalties are based upon a percentage of the gross revenues generated by each franchised location. To the extent that collectibility of royalties is not reasonably assured, the Company recognizes such revenue when the cash is received. Initial franchise fees, which are non-refundable, are recognized when the related franchise agreement is signed. Membership fees generated by VisionCare of California, Inc. (“VCC”), a wholly owned subsidiary of the Company, are for optometric services provided to individual patients (members). A portion of membership fee revenues is deferred when billed and recognized ratably over the one-year term of the membership agreement. Interest on franchise notes represents interest charged to franchisees pursuant to promissory notes issued in connection with their acquisition of the assets of a “Sterling Optical,” “Site For Sore Eyes,” “Duling Optical” or “Singer Specs” location, or a qualified financing of their obligations to the Company. To the extent that collectibility of promissory note payments is not reasonably assured, the Company recognizes such income when the cash is received.

The Company also follows the provisions of Emerging Issue Task Force (“EITF”) Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” and accordingly, accounts for discounts, coupons and promotions (that are offered to its customers) as a direct reduction of sales.

Discontinued Operations

In February 2006, the Company discontinued all of its retail operations then being conducted in the state of Arizona and have applied the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, the Company determined that substantially all of the net assets of the Company-owned stores located in Arizona as of December 31, 2005 were impaired. During the three months ended September 30, 2006 and 2005, the Company incurred losses, net of taxes, related to the discontinued operations of approximately $11,000 and $83,000, respectively, and $156,000 and $145,000 during the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, there was approximately $4,000 of assets associated with the Company’s discontinued operations included as part of net assets of discontinued operations on the accompanying Consolidated Condensed Balance Sheet.

Reclassification

Certain reclassifications have been made to prior years’ consolidated condensed financial statements to conform to the current year presentation.

NOTE 3 – ACQUISITION OF COMBINE OPTICAL MANAGEMENT CORP.:

On September 29, 2006, effective August 1, 2006, the Company, through its wholly-owned subsidiary COM Acquisition, Inc. (“COM”), acquired substantially all of the assets of Combine Optical Management Corp. (“Combine”) for an aggregate purchase price of $2,410,000. Combine, which is based in Florida, operates an optical group purchasing business which provides its members vendor discounts on optical products. Also acquired in this transaction was a development stage neutraceutical business that is focused on the development and distribution of nutritional supplements targeted to consumers with pre-dispositions to certain optical diseases and conditions. Combine currently has approximately 1,000 active members in its optical group purchasing business. The purchase price consisted of cash payable as follows: (i) $700,000 paid at closing; (ii) a promissory note (without interest) in the amount of $1,273,000 with $498,000 payable on October 1, 2007, $300,000 payable on October 1, 2008, $250,000 payable on October 1, 2009, and $225,000 payable on October 1, 2010; (iii) a promissory note in the amount of $500,000 (with interest at 7% per annum) payable in sixty, equal monthly installments of $9,900.60 commencing October 1, 2007; and (iv) 3,515,625 stock options to purchase shares of the Company’s common stock. The options have an exercise price of $0.15, which was the closing price on the date of grant, all vested immediately, and expire 10 years from the date of grant. Additionally, commencing on September 29, 2010, and expiring September 28, 2016, 2,187,500 options may be put back to the Company at a put price per share of $0.32. The fair value of such options, approximately $139,000, was calculated using the Black-Scholes method and was included as part of the purchase price.

The acquisition was accounted for as a business purchase and recorded at the estimated fair value of the assets acquired, as follows:

Accounts receivable, net	$90,000
Excess cost over net tangible assets acquired	2,320,000
Net assets acquired	$2,410,000

In connection with this acquisition, the Company entered into a five-year Employment Agreement (the “Agreement”) with the existing President of Combine. The Agreement provides for an annual salary of $210,000, certain other benefits, and an annual bonus based upon an established formula.

The following table shows certain unaudited pro forma results of the Company, giving effect to the acquisition of substantially all of the assets of Combine, assuming the acquisition was consummated at the beginning of the three and nine months ended September 30, 2006 and 2005:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Business Segment Net Revenues:
Retail Optical Stores	$3,689	$3,325	$10,900	$10,520
Optical Group Purchasing Business	4,161	4,007	12,182	11,618
Net revenues	$7,850	$7,332	$23,082	$22,138

Business Segment Income from Continuing Operations
Retail Optical Stores	$70	$33	$1,804	$742
Optical Group Purchasing Business	50	81	177	122
Income from continuing operation	$120	$114	$1,981	$864

NOTE 4 – PER SHARE INFORMATION:

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per common share (“Basic EPS”) is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing the net income (loss) by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Consolidated Condensed Statements of Operations. Common share equivalents totaling 21,011,644 and 2,719,729 were excluded from the computation for the nine months ended September 30, 2006 and 2005, respectively, as their impact would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Income from continuing operations	$122	$33	$1,856	$742
(Loss) from discontinued operations	(11)	(83)	(156)	(145)
Net income (loss)	$111	$(50)	$1,700	$597

Denominator:
Weighted-average common shares outstanding	70,324	70,324	70,324	70,324
Dilutive effect of stock options and warrants	43,205	42,896	39,154	41,692
Weighted-average common shares outstanding, assuming dilution	113,529	113,220	109,478	112,016

Per share information – basic and diluted:
Income from continuing operations	$0.00	$0.00	$0.02	$0.01
(Loss) from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net income (loss)	$0.00	$(0.00)	$0.02	$0.01

NOTE 5 – SEGMENT REPORTING

The Company follows the provisions of FASB Statement 131, “Disclosures about Segments of a Business Enterprise and Related Information.” During September 2006, the Company acquired substantially all of the assets of Combine, which created two operating segments: Retail Optical Stores and Optical Group Purchasing Business.

The Retail Optical Store segment consists of Company-owned and franchise retail optical stores that offer eye care products and services such as prescription and non-prescription eyeglasses, eyeglass frames, ophthalmic lenses, contact lenses, sunglasses and a broad range of ancillary items.

The Optical Group Purchasing Business segment provides its members vendor discounts on optical products, and is developing a neutraceutical business that is focused on the development and distribution of nutritional supplements targeted to consumers with pre-dispositions to certain optical diseases and conditions.

Certain business segment information for continuing operations is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Business Segment Net Revenues:
Retail Optical Stores	$3,689	$3,325	$10,900	$10,520
Optical Group Purchasing Business	2,775	-	2,775	-
Net revenues	$6,464	$3,325	$13,675	$10,520

Business Segment Income from Continuing Operations
Retail Optical Stores	$70	$33	$1,804	$742
Optical Group Purchasing Business	52	-	52	-
Income from continuing operation	$122	$33	$1,856	$742

The Optical Group Purchasing Business segment includes business activity from August 1, 2006 through September 30, 2006. Income from continuing operations for the Retail Optical Stores segment includes a provision for (benefit from) income taxes of $64,000 and ($978,000) for the three and nine months ended September 30, 2006, respectively.

Additional business segment information is summarized as follows for the nine months ended September 30, 2006 (in thousands):

	Retail Optical Stores	Optical Group Purchasing Business	Total

Total Assets	$7,620	$4,036	$11,656
Depreciation and Amortization	196	-	196
Capital Expenditures	267	-	267
Interest Expense	30	-	30

NOTE 6 – CREDIT FACILITY:

On August 19, 2005, the Company entered into a Credit Agreement (the “Credit Agreement”) with Manufacturers and Traders Trust Corporation (“M&T”), establishing a revolving credit facility (the “Credit Facility”), for aggregate borrowings of up to $2,000,000, which may be used for general working capital needs and certain permitted acquisitions. The initial term of the Credit Facility expires in August 2007, but the term may be renewed in accordance with the terms of the Credit Agreement. Borrowings are payable in August 2007 with interest accruing at the variable rate of LIBOR plus 2.75% per annum in accordance with the terms of that certain Grid Note.

The Credit Facility includes various financial covenants including minimum net worth, maximum funded debt and debt service ratio requirements. As of September 30, 2006, the Company had no outstanding borrowings under the Credit Facility and was in compliance with all of the financial covenants.

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

In August 2005, the Company commenced an action against H&M Optical, Ltd. and Michael Ausiello, in the Supreme Court of the State of New York, County of Nassau, seeking, among other things, monetary damages, in the approximate amount of $110,000, as a result of the defendants' alleged breach of the terms of the Sterling Optical Center Franchise Agreement (and related documents) with the Company to which they are parties. The defendants then asserted counterclaims against the Company, seeking, among other things, money damages arising under the

Franchise Agreement and Sublease with the Company, as a result of the Company's alleged violation of such Franchise Agreement and Sublease. In October 2006, the defendant, on his own accord, voluntarily withdrew all of his counterclaims, with prejudice, and without consideration, of any kind, from the Company.

In or about December, 2005, Ann Borriceno-Pickett, a former employee of the Company’s subsidiary, VisionCare of California, Inc., commenced an action against such subsidiary and the Company, in the Superior Court California, County of San Diego, alleging, among other things, that the Company breached an alleged employment agreement with the plaintiff, age and sex discrimination, and seeked an unspecified monetary sum as damages resulting therefrom. In October 2006, this case was settled, the terms of which included, among other things, the dismissal of this action with prejudice.

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

In August 2006, Amy Platt, a former employee of the Company, commenced an action against the Company, in the United States District Court, Eastern District of New York, alleging, among other things, that the Company violated Title VII of the Civil Rights Act of 1964, as amended, 42 U.S.C. 2000e, et seq, the Pregnancy Discrimination Act of 1978, and the New York Executive Law, Human Rights Law, Section 290 et seq., and seeks an unspecified monetary sum as damages resulting therefrom. The Company believes that it has a meritorious defense to plaintiff’s claims in this action. As of the date hereof, these proceedings were in the discovery stage. The Company has not recorded an accrual for a loss in this action, as the Company does not believe it is probable that the Company will be held liable in respect of plaintiff’s claims.

Although the Company, where indicated herein, believes that it has a meritorious defense to the claims asserted against it (and its affiliates), given the uncertain outcomes generally associated with litigation, there can be no assurance that the Company’s (and its affiliates’) defense of such claims will be successful.

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

Guarantees

As of September 30, 2006, the Company was a guarantor of certain leases of retail optical stores franchised and subleased to its franchisees. In the event that all of such franchisees defaulted on their respective subleases, the Company would be obligated for aggregate lease obligations of approximately $2,799,000. The Company continually evaluates the credit-worthiness of its franchisees in order to determine their ability to continue to perform under their respective subleases. Additionally, in the event that a franchisee defaults under its sublease, the Company has the right to take over operation of the respective location.

NOTE 8 – INCOME TAXES:

The provision for (benefit from) income taxes from continuing operations consists of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Current	$(6)	$-	$30	$-
Deferred	70	-	(1,008)	-
Total income tax provision (benefit)	$64	$-	$(978)	$-

The deferred tax benefit on the accompanying Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2006 is a result of the reduction in the valuation allowance of $0 and $1,600,000, respectively, less deferred tax expense of $70,000 and $592,000, respectively. Management, based on current operations and future projections, estimates that deferred tax benefits, arising principally from net operating loss carryforwards, will be realized through December 31, 2007. The Company has a remaining valuation allowance of approximately $15,800,000 as of September 30, 2006. As of December 31, 2005, the Company had federal net operating loss carryforwards of approximately $46,000,000.

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

Results of Operations

For the Three and Nine Months Ended September 30, 2006, as Compared to the Comparable Period in 2005

Total revenues for the Company increased approximately $3,139,000, or 94.4%, to $6,464,000 for the three months ended September 30, 2006, as compared to $3,325,000 for the comparable period in 2005, and increased approximately $3,155,000, or 30.0%, to $13,675,000 for the nine months ended September 30, 2006, as compared to $10,520,000 for the comparable period in 2005. These increases were mainly a result of the acquisition, on September 29, 2006, having an effective date of August 1, 2006, of substantially all of the assets of Combine Optical Management Corp. ("Combine") through the Company’s wholly-owned subsidiary, COM Acquisition, Inc. (“COM”). During August and September 2006, COM generated net revenues of approximately $2,775,000.

Total cost and expenses for the Company increased approximately $3,027,000, or 91,7%, to $6,327,000 for the three months ended September 30, 2006, as compared to $3,300,000 for the comparable period in 2005, and increased approximately $3,274,000, or 33.3%, to $13,093,000 for the nine months ended September 30, 2006, as compared to $9,819,000 for the comparable period in 2005. These increases were mainly a result of the acquisition of substantially all of the assets of Combine. During August and September 2006, COM incurred total costs and expenses of approximately $2,723,000.

Retail Optical Store Segment

Net sales for Company-owned stores increased approximately $191,000, or 23.6%, to $999,000 for the three months ended September 30, 2006, as compared to $808,000 for the comparable period in 2005, and increased approximately $114,000, or 4.1%, to $2,918,000 for the nine months ended September 30, 2006, as compared to $2,804,000 for the comparable period in 2005. These increases for the three and nine months ended September 30, 2006 were mainly attributable to the Company putting more focus on the Company-owned stores. During 2006, the Company began modifying the product mix in such stores and started promoting a new advertising campaign around the new product mix. As of September 30, 2006, there were 8 Company-owned stores, as compared to 7 Company-owned stores as of September 30, 2005. On a same store basis (for those stores the Company operated during both comparable periods), comparative net sales increased approximately $113,000, or 17.0%, to $781,000 for the three months ended September 30, 2006, as compared to $668,000 for the comparable period in 2005, and increased approximately $324,000, or 15.3%, to $2,435,000 for the nine months ended September 30, 2006, as compared to $2,111,000 for the comparable period in 2005.

Revenues generated by the Company’s wholly-owned subsidiary, VisionCare of California, Inc. (“VCC”), a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care, increased approximately $9,000, or 1.1%, to $855,000 for the three months ended September 30, 2006, as compared to $846,000 for the comparable period in 2005, and decreased approximately $34,000, or 1.3%, to $2,532,000 for the nine months ended September 30, 2006, as compared to $2,566,000 for the comparable period in

2005. These changes were primarily due to an increase or decrease in membership fees generated by VCC during the three and nine months ended September 30, 2006, as compared to the same period in 2005.

Franchise royalties increased approximately $126,000, or 7.5%, to $1,797,000 for the three months ended September 30, 2006, as compared to $1,671,000 for the comparable period in 2005, and increased approximately $222,000, or 4.4%, to $5,279,000 for the nine months ended September 30, 2006, as compared to $5,057,000 for the comparable period in 2005. Management believes these increases were a result of increased levels of field support to franchisees, the success of the Company’s audits of franchise locations, which generated additional revenues, and an increase in franchise sales for the stores that were open during both of the comparable periods, offset by a lower average number of stores in operation during the same comparable periods. As of September 30, 2006, there were 146 franchised stores, as compared to 150 stores in operation as of September 30, 2005.

Other franchise related fees (which includes initial franchise fees, renewal fees and fees related to the transfer of store ownership from one franchisee to another) increased approximately $38,000, to $38,000 for the three months ended September 30, 2006, as compared to $0 for the comparable period in 2005, and increased approximately $78,000, or 83.9%, to $171,000 for the nine months ended September 30, 2006, as compared to $93,000 for the comparable period in 2005. These increases were primarily attributable to the Company recognizing franchise fees on 2 new franchise agreements and 2 franchise agreement transfers during the three months ended September 30, 2006, and recognized franchise fees on 3 franchise agreement renewals, 6 new franchise agreements and 3 franchise agreement transfers during the nine months ended September 30, 2006, as compared to 3 franchise agreement renewals, 3 new franchise agreements and 3 franchise agreement transfers during the nine months ended September 30, 2005. During the 2nd quarter of 2005, the Company increased the cost to renew or enter into a new franchise agreement from $10,000 to $20,000. In the future, other franchise related fees are likely to fluctuate depending on the timing of franchise agreement expirations, new store openings and franchise store transfers.

Excluding revenues generated by VCC, the Company's gross profit margin increased by 1.2%, to 78.1%, for the three months ended September 30, 2006, as compared to 76.9% for the comparable period in 2005, and increased by 3.0%, to 76.9% for the nine months ended September 30, 2006, as compared to 73.9% for the comparable period in 2005. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competitive pricing, and promotional incentives, among other things.

Selling, general and administrative expenses increased approximately $324,000, or 10.6%, to $3,386,000 for the three months ended September 30, 2006, as compared to $3,062,000 for the comparable period in 2005, and increased approximately $598,000, or 6.6%, to $9,696,000 for the nine months ended September 30, 2006, as compared to $9,098,000 for the comparable period in 2005. These increases were partially a result of increases to compensation expense of $386,000 incurred due to the vesting of certain stock options and warrants in April 2006, increased advertising expenses of $157,000 and $278,000 due to the promotion of a new marketing campaign around the new product mix in our Company-owned stores, and increased doctor payroll and related expenses of $96,000 and $152,000 due, in part, to increased sales volume, as discussed above, in our Company-owned stores during the three and nine months ended September 30, 2006, respectively. Additionally, during the third quarter of 2006, the Company incurred a $65,000 expense relating to a settlement with a former employee of VCC. These expenses were offset, in part, by a decrease in professional fees of $124,000 and $125,000 during the three and nine months ended September 30, 2006, respectively, related to proactive litigation to enforce franchise agreements during the third quarter of 2005.

Gain on sale of company-owned store to franchisee related to the sale of an existing Company-owned store in upstate New York for a purchase price of $225,000, which included the net fixed assets of such store (such assets having a net book value of $7,000).

Optical Purchasing Group Business Segment

On September 29, 2006, having an effective date of August 1, 2006, the Company, through its wholly-owned subsidiary COM Acquisition, Inc. (“COM”), acquired substantially all of the assets of Combine Optical Management Corp. ("Combine") for a purchase price of approximately $2,473,000 of cash and 3,515,625 options to purchase shares of the Company's common stock. COM activity for the months of August and September 2006 have been included in the Company's results of operations as of and for the three and nine months ended September 30, 2006.

Net revenues for COM were $2,775,000 for the three and nine months ended September 30, 2006, which represented 42.9% and 20.3%, respectively, of the total revenues of the Company.

Cost of sales for COM were $2,602,000 for the three and nine months ended September 30, 2006, which represented 92.3% and 79.4%, respectively, of total cost of sales of the Company.

Selling, general and administrative expenses for COM were $121,000 for the three and nine months ended September 30, 2006, which represented 3.5% and 1.2%, respectively, of total selling, general and administrative expenses of the Company. Some of the expenses included salary and related benefits of $79,000 and bank and credit charge fees of $14,000.

There are no comparatives provided for COM as the acquisition of Combine was consummated during the third quarter of 2006.

Liquidity and Capital Resources

As of September 30, 2006, the Company had working capital of $254,000 and cash on hand of $1,657,000. During the nine months ended September 30, 2006, cash flows provided by its operating activities were $1,554,000. This was principally due to earnings before interest, taxes, depreciation and amortization from continuing operations of $1,103,000 in addition to certain equity compensation charges of $494,000, as well as the gain on the sale of one of the company-owned stores of $218,000. The Company believes it will continue to improve its operating cash flows through franchisee audits, through its current and future acquisitions, and through new marketing strategies and increased gross margins, among other things, for its Company-owned stores.

For the nine months ended September 30, 2006, cash flows used in investing activities were $746,000, primarily due to the acquisition of substantially all of the assets of Combine that included cash paid at closing of $700,000, and certain capital expenditures (which included the Company’s new accounting system, as well as the remodeling of one of the Company-owned stores) made by the Company during 2006, and the issuance of new franchise notes, offset by proceeds received on the sale of one of the Company-owned stores and proceeds received on certain franchise notes.

For the nine months ended September 30, 2006, cash flows used in financing activities were $32,000 due to the repayment of the Company’s related party borrowings.

Credit Facility

On August 19, 2005, the Company entered into a Credit Agreement (the “Credit Agreement”) with Manufacturers and Traders Trust Corporation (“M&T”), establishing a revolving credit facility (the “Credit Facility”), for aggregate borrowings of up to $2,000,000, which may be used for general working capital needs and certain permitted acquisitions. The initial term of the Credit Facility expires in August 2007, but the term may be renewed in accordance with the terms of the Credit Agreement. Borrowings are payable in August 2007 with interest accruing at the variable rate of LIBOR plus 2.75% per annum in accordance with the terms of a Grid Note. The Credit Facility includes various financial covenants including minimum net worth, maximum funded debt and debt service ratio requirements. As of September 30, 2006, the Company had no outstanding borrowings under the Credit Facility and was in compliance with all of the financial covenants.

Future Contractual Obligations

Payments due under contractual obligations as of September 30, 2006 were as follows (in thousands):

	Within 1 year	1-3 years	After 3 years	Total

Long-term debt (a)(b)	$654	$1,370	$336	$2,360
Interest on long-term debt (a)(b)	125	-	-	125
Employment Agreement (c)	218	655	1,311	2,184
Operating leases	3,694	4,683	3,736	12,113
	4,691	6,708	5,383	16,782

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

(b)

In connection with the acquisition of substantially all of the assets of Combine, the Company entered into two promissory notes with Combine. The first note provides for four annual installments commencing October 1, 2007, totaling $1,273,000 (without interest). The second note provides for sixty monthly installments commencing October 1, 2006, totaling $500,000 at 7% interest per annum.

(c)	The Company has an employment agreement with one of its key executives that provides for an annual salary of $210,000 with certain other benefits.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In August 2005, the Company commenced an action against H&M Optical, Ltd. and Michael Ausiello, in the Supreme Court of the State of New York, County of Nassau, seeking, among other things, monetary damages, in the approximate amount of $110,000, as a result of the defendants' alleged breach of the terms of the Sterling Optical Center Franchise Agreement (and related documents) with the Company to which they are parties. The defendants then asserted counterclaims against the Company, seeking, among other things, money damages arising under the Franchise Agreement and Sublease with the Company, as a result of the Company's alleged violation of such Franchise Agreement and Sublease. In October 2006, the defendant, on his own accord, voluntarily withdrew all of his counterclaims, with prejudice, and without consideration, of any kind, from the Company.

In or about December, 2005, Ann Borriceno-Pickett, a former employee of the Company’s subsidiary, VisionCare of California, Inc., commenced an action against such subsidiary and the Company, in the Superior Court California, County of San Diego, alleging, among other things, that the Company breached an alleged employment agreement with the plaintiff, age and sex discrimination, and seeked an unspecified monetary sum as damages resulting therefrom. In October 2006, this case was settled, the terms of which included, among other things, the dismissal of this action with prejudice.

In August 2006, Amy Platt, a former employee of the Company, commenced an action against the Company, in the United States District Court, Eastern District of New York, alleging, among other things, that the Company violated Title VII of the Civil Rights Act of 1964, as amended, 42 U.S.C. 2000e, et seq, the Pregnancy Discrimination Act of 1978, and the New York Executive Law, Human Rights Law, Section 290 et seq., and seeks an unspecified monetary sum as damages resulting therefrom. The Company believes that it has a meritorious defense to plaintiff’s claims in this action. As of the date hereof, these proceedings were in the discovery stage. The Company has not recorded an accrual for a loss in this action, as the Company does not believe it is probable that the Company will be held liable in respect of plaintiff’s claims.

Item 1a. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

2.1	Asset Purchase Agreement, dated September 29, 2006, among Emerging Vision, Inc., COM Acquisition, Inc., Combine Optical Management Corp. and Neil Glachman

2.2

Promissory Note, date September 29, 2006, made payable by COM Acquisition, Inc. and Emerging Vision, Inc. to the order of Combine Optical Management Corp., in the original principal amount of $1,273,000

2.3	Promissory Note, dated September 29, 2006, made payable by COM Acquisition, Inc. and Emerging Vision, Inc. to the order of Combine Optical Management Corp. in the original principal amount of $500,000

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: November 14, 2006

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

Date: November 14, 2006

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

Date: November 14, 2006

/s/ Brian P. Alessi
Brian P. Alessi
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Emerging Vision, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge:

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

Date: November 14, 2006

/s/ Christopher G. Payan Christopher G. Payan Chief Executive Officer

/s/ Brian P. Alessi Brian P. Alessi Chief Financial Officer