Form 10-K
period 2006-12-31
EMERGING VISION INC
filed 2007-04-02
CIK 1002554

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-K

Annual Report

Pursuant to Section 13 or 15 (d)

of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

Page -1-

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer_	Accelerated filer__	Non-accelerated filer X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes	No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2006, was $9,107,482.

Number of shares outstanding as of April 2, 2007:

70,323,698 shares of Common Stock, par value $0.01 per share

Documents incorporated by reference:	None

Page -2-

Part I

Item 1. Business

GENERAL

Emerging Vision, Inc. (the “Registrant” and, together with its subsidiaries, hereinafter the “Company” or “Emerging”) operates one of the largest chains of retail optical stores and one of the largest franchise optical chains in the United States, based upon management’s beliefs, domestic sales and the number of locations of Company-owned and franchised stores (collectively referred to hereinafter as “Sterling Stores”). Additionally, Emerging operates one of the leading optical purchasing groups in the United States (hereinafter referred to as “COM”), based upon management’s beliefs, domestic sales and the number of Member locations (collectively referred to hereinafter as COM Members). The Registrant was incorporated under the laws of the State of New York in January 1992 and, in July 1992, purchased substantially all of the assets of Sterling Optical Corp., a New York corporation, then a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code.

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

Occasionally, the Company sells the assets of certain of its Company-owned stores to qualified franchisees and, in certain instances, realizes a profit on the conveyance of the assets of such stores. Through these sales, along with the opening of new stores by qualified franchisees, the Company seeks to create a stream of royalty payments based upon a percentage of the gross revenues of the franchised locations, and grow both the Sterling Optical and Site For Sore Eyes brand names. The Company currently derives its revenues from the sale of eye care products and services at Company-owned stores, membership fees paid to VCC, ongoing royalty fees based upon a percentage of the gross revenues of its franchised stores, and product pricing extended to COM members associated with the sale of vendor’s eye care products to such COM members.

As of December 31, 2006, there were 154 Sterling Stores in operation, consisting of 10 Company-owned stores and 144 franchised stores. Sterling Stores are located in 14 states, the District of Columbia, Canada and the U.S. Virgin Islands.

The following chart sets forth the breakdown of Sterling Stores in operation as of December 31, 2006 and 2005:

		December 31,
I. COMPANY-OWNED STORES:	2006*		2005

Company-owned stores	10		10
Company-owned stores managed by franchisees	-		2
Total	10		12

(*) Existing store locations: New York (8), Pennsylvania (1) and Virginia (1).

Page -3-

		December 31,
	2006*		2005
II. FRANCHISED STORES:	144		147

(*) Existing store locations: California (40), Delaware (5), Florida (1), Illinois (1), Maryland (14),
Massachusetts (1), Nevada (1), New Jersey (7), New York (37), North Dakota (3), Ontario, Canada
(2), Pennsylvania (11), South Dakota (1), Virginia (7), Washington D.C. (2), West Virginia (1),
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

e.

Termination. Franchise Agreements may be terminated if a franchisee has defaulted on its payment of monies due to the Company, or in its performance of the other terms and conditions of the Franchise Agreement. During 2006, the assets of (as well as possession of) three franchised stores were reacquired by the Company. Substantially all of the assets located in such stores were voluntarily surrendered and transferred back to the Company in connection with the termination of the related Franchise Agreements. In certain instances, the Company will re-convey the assets of such a store to a new franchisee, requiring the new franchisee to enter into the Company’s then current form of Franchise Agreement. However, the Company reviews each stores historical performance to consider if the Company will continue to operate such store (as a Company-owned location) without re-conveying the assets of such store to a new franchisee.

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

OPTICAL PURCHASING GROUP BUSINESS

COM, which is based in the state of Florida, is one of the leading optical purchasing groups in the United States. COM operates an optical purchasing group business, which provides COM Members with vendor discounts on optical products for resale. COM Member are typically independent optical retailers. COM is in the process of integrating an internet-based purchasing website to allow current COM Members and potential new members to purchase eye care products via the internet. COM is also in the developmental stages of a neutraceutical business that is focused on the development and distribution of nutritional supplements targeted to consumers with pre-dispositions to certain eye diseases and conditions. As of December 31, 2006, COM had 909 active members in its optical purchasing group.

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

Page -6-

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

EMPLOYEES

As of March 4, 2007, the Company employed approximately 146 individuals, of which approximately 69% were employed on a full-time basis. No employees are covered by any collective bargaining agreement. At franchised store locations, employees are hired and governed by the franchisee, not the Company. The Company considers its labor relations with its associates to be in good standing and has not experienced any interruption of its operations due to disagreements.

Item 1A. Risk Factors

An investment in the Company’s common stock involves a number of very significant risks. Because of these risks, only persons able to bear the risk and withstand the loss of their entire investment should invest in the Company’s common stock. Prospective investors should consider the following risk factors before making an investment decision.

•

The Company’s common stock was delisted from The Nasdaq National Market (“NASDAQ”), which makes it more difficult for shareholders to sell shares of the Company’s common stock. On August 24, 2001, the Nasdaq Stock Market terminated the listing of the Company’s common stock on NASDAQ as a result of the Company’s failure to maintain a $1.00 per share minimum bid price for the Company’s common stock. As a result, the Company’s common stock began trading on the OTC Bulletin Board on August 24, 2001. The OTC is generally considered a less efficient market than NASDAQ. Shareholders are likely to find it more difficult to trade the Company’s common stock on the OTC than on NASDAQ. In order for the Company’s common stock to resume trading on NASDAQ, it must satisfy all of NASDAQ’s requirements for initial listing on NASDAQ, apply for listing and be accepted for listing. The Company does not currently satisfy NASDAQ’s initial listing requirements for either NASDAQ or The Nasdaq SmallCap Market, and the Company is unable to determine whether it will ever be able to satisfy either of those initial listing requirements.

•

The application of the "penny stock rules" could reduce the liquidity and, therefore, the market price of the Company’s common stock. On March 30, 2007, the last reported sales price of the Company’s common stock was $0.17. Because the trading price of the Company’s common stock is less than $5.00 per share and no longer trades on either NASDAQ or The Nasdaq SmallCap Market, the Company’s common stock comes within the definition of a "penny stock." The “penny stock rules” impose additional sales practice requirements on broker-dealers who sell the Company’s securities to persons other than established customers and accredited investors, generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse. Before a broker-dealer can sell a penny stock, SEC rules require the firm to first approve the customer for the transaction in question and receive from the customer a written agreement to such transaction. The firm must furnish the customer a document describing the risks of investing in penny stocks. The broker-dealer must also advise the customer of the current market quotation, if any, for the penny stock and the compensation the firm and its broker will receive for the trade. Finally, the firm must send monthly account statements showing the market value of each penny stock held in the customer’s account. These additional burdens imposed on broker-dealers may restrict the ability of broker-dealers to sell the Company’s securities and may affect your ability to resell the Company's common stock.

Page -7-

•

Certain of the Company’s directors are involved with other companies in the retail optical industry, which are in competition with the Company’s Sterling Stores and/or COM Members, and may result in potential conflicts. Dr. Robert Cohen and Dr. Alan Cohen, two of the Company’s directors, are also the principal shareholders and executive officers and directors of Cohen Fashion Optical, Inc. and its affiliate, Real Optical, LLC. Drs. Alan and Robert Cohen are brothers. Cohen Fashion Optical and Real Optical operate and franchise retail optical stores similar to Sterling Stores and COM Members in the States of Connecticut, Florida, New Hampshire, Massachusetts, New Jersey and New York and may, in the future, operate in other states as well. As of the date hereof, many Cohen Fashion Optical stores were located in the same shopping center or mall as, or in close proximity to, certain Sterling Stores and COM Member locations; and, in the future, Cohen Fashion Optical and/or Real Optical may open or franchise additional stores that are located in the same areas as Sterling Stores and/or COM Member locations. These competing businesses could reduce the revenues generated at the Company’s competing Sterling Stores and/or from COM Members.

Drs. Robert and Alan Cohen are also the principal members and executive officers of General Vision Services, LLC, or GVS, which operates retail optical stores located in the New York metropolitan area. GVS stores are similar to, and compete with, the Sterling Stores and/or COM Members being operated in the same areas. Furthermore, GVS solicits and administers third party benefit programs, similar to those being administered by the Company, through GVS's network of company-owned and independent retail optical stores. It is possible that additional GVS stores, or other retail optical stores, which provide services under third party benefit plans administered by GVS, may, in the future, be located near one or more of the Company’s Sterling Stores and/or COM Member locations, and may compete directly with such locations.

Additionally, the Company, Cohen Fashion Optical and/or GVS jointly participate in certain third party benefit plans and certain Sterling Stores, Cohen Fashion Optical stores and GVS stores participate as providers under third party benefit plans obtained by the Company, Cohen Fashion Optical or GVS and, in all likelihood, will continue to do so in the future.

A possible consequence of Drs. Robert and Alan Cohens’ interests in Cohen Fashion Optical, Real Optical, GVS and their respective affiliates is that conflicts of interest may arise when business opportunities, in the Company’s line of business, are presented to them, whether in their capacity as members of the Company’s Board or as shareholders, officers and directors in these other entities. While there can be no assurance as to the manner in which corporate opportunities presented to Drs. Robert and Alan Cohen will be allocated, by them, among the various competing business entities in which they are involved, as a supplement to the common law fiduciary duties to which all directors owe the Company and its shareholders, the Company has adopted a Corporate Code of Ethics (which can be accessed on the Company’s website www.emergingvision.com) to which Drs. Robert and Alan Cohen must adhere, which, in part, establishes guidelines as to how potential conflicts of interest are to be handled.

•

The Company significantly depends on the ability and experience of certain members of its management, and their departure may prevent or delay the successful execution of the Company’s business plan. The Company relies on the skills of certain members of its senior management team to guide its operations including, but not limited to, Mr. Christopher G. Payan, the Company’s Chief Executive Officer, the loss of whom could have an adverse effect on the Company’s operations. The Company currently has an employment agreement with Mr. Payan through November 2009, however, only one other member of senior management has an employment agreement. Accordingly, certain of the Company’s key executives may not continue to work for the Company, which could prevent or delay the successful execution of its business plan and attainment of profitability.

•

The Company does not control the management of all of the Sterling Stores that operate under its name, nor does it control any of the COM Members, and these stores may be managed by unsuccessful franchisees and COM Members, which would reduce the Company’s revenues from these stores. The Company relies, in substantial part, on franchisees and COM Members for revenues. Since the Company does not control the management of these locations, it is possible that a franchisee/owner may not have the business acumen or financial resources to successfully operate his or her franchised Sterling Store or COM Member location. The Company, together with a substantial number of franchisees, has recently experienced an increase in the sales generated from the operation of Sterling Stores, however it can not guarantee continued increases in the future. If a substantial number of franchisees and/or COM Members experience a future decline in their sales and/or are ultimately not successful, revenues from franchisees and/or COM Members would decrease. Some of the factors that could lead to future decline in sales, include, among others: decreased spending by consumers, due to a weaker economy; increased competition by large discount eyewear chains, which increases the need for franchisees and COM Members to provide more aggressive promotional sales, thus decreasing their profit margins; and the limitations of vision care benefits available under medical and third party benefit plans.

Page -8-

•

Better financed competitors that provide greater levels of advertising obtain favorable discounts from suppliers and offer customers aggressive discount pricing. The Company competes with many types of eyewear providers, which may prevent it from increasing or maintaining market share. The retail optical business is highly competitive and includes chains of retail optical stores, superstores, individual retail outlets and a large number of individual opticians, optometrists and ophthalmologists that provide professional services and dispense prescription eyewear. These competitors may take advantage of prompt payment discount plans, aggressive discounting and price-cutting for customers, and increased advertising. As retailers of prescription eyewear, the Company and its franchisees generally service local markets and, therefore, competition varies substantially from one location or geographic area to another. If the Company is not successful in dealing with competition, the Company will not be able to increase or maintain its customer base or market share.

•

The Company often offers incentives to its customers, which lower profit margins. At times when major competitors offer significantly lower prices for their products, the Company is required to do the same. Certain of major competitors offer promotional incentives to their customers including free eye exams, "50% Off" on designer frames and "Buy One, Get One Free" eyecare promotions. In response to these promotions, the Company has offered the same or similar incentives to its customers. This practice has resulted in lower profit margins and these competitive promotional incentives may further reduce revenues, gross margins and cash flows. Although the Company believes that Sterling Stores provide quality service and products at competitive prices, several of the large retail optical chains have greater financial resources. Therefore, the Company may not be able to continue to deliver cost efficient products in the event of aggressive pricing by competitors, which would reduce the Company’s profit margins, net income and cash flow.

•

Laser surgery could eliminate the need for certain eyeglasses and contact lenses. As refractive laser surgery gains market acceptance, the Company may lose revenue from traditional eyewear customers. As traditional eyewear users undergo laser vision correction procedures or other vision correction techniques, the demand for certain contact lenses and eyeglasses will decrease. Due to the fact that the marketing and sale of eyeglasses and contact lenses is a significant part of the Company’s business, a decrease in customer demand for these products could have a material adverse effect on sales of prescription eyewear, as well as those of the Company’s franchisees.

•

The Company is subject to a variety of state, local and federal regulations that affect the health care industry, which may affect its ability to generate revenues or subject the Company to additional expenses. The regulatory requirements that the Company and its franchisees must satisfy to conduct its businesses, varies from state to state. For example, some states have enacted laws governing the ability of ophthalmologists and optometrists to enter into contracts with business corporations or lay persons, and some states prohibit companies from computing their royalty fees based upon a percentage of the gross revenues generated by optometrists from exam fees. Various federal and state regulations also limit the financial and non-financial terms of agreements with health care providers and, therefore, potential revenues may differ depending upon the nature of the Company’s various health care provider affiliations.

•

The Company and its franchisees are also subject to the requirements of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which governs participation in managed care programs. The Company also must comply with the privacy regulations under HIPAA. In addition, all states have passed laws that govern or affect arrangements with the optometrists who practice in vision centers. Additionally, the Company and its franchisees are also subject to regulations regarding franchise business and in-store laboratory operations, as well as the operation, in California, of VCC, which is regulated by the State of California Department of Managed Health Care. As a franchisor, the Company is subject to various registrations and disclosure requirements imposed by the Federal Trade Commission and by many of the states in which the Company conducts franchising operations. The Federal Occupational Safety and Health Act regulates the Company’s in-store laboratory operations. Although the Company believes that it is in material compliance with all applicable laws and/or regulations, the Company may not be able to sustain compliance if these laws and/or regulations change in the future and, in that event, the Company may have to incur significant expenses to maintain compliance.

•

If the Company’s subsidiary, VCC, is no longer permitted to employ optometrists, then the revenue generated from its California Sterling Stores would, in all likelihood, decrease materially, thereby decreasing net income and cash flow.

A class action was commenced against the Company and VCC alleging that the operation of VCC, which employs licensed optometrists, violates certain provisions of the California Business and Professions Code. Although the Company and VCC prevailed in this case, in such event that VCC would lose its right to employ licensed optometrists in the future, then sales, net income and cash flow would, in all likelihood, decrease.

Page -9-

The Company may be exposed to significant risk from liability claims if it is unable to obtain insurance, at acceptable costs, to protect the Company against potential liability claims. The provision of professional eyecare services entails an inherent risk of professional malpractice and other similar claims. The Company does not influence or control the practice of optometry by the optometrists that it employs or affiliates with, nor does it have responsibility for their compliance with certain regulatory and other requirements directly applicable to these individual professionals. As a result of the relationship between the Company and its employed or affiliated optometrists, the Company may become subject to professional malpractice actions or claims under various theories relating to the professional services provided by these individuals. The Company may not be able to continue to obtain adequate liability insurance at reasonable rates, in which event, its insurance may not be adequate to cover claims asserted against the Company, thus, potentially decreasing the Company’s future cash position and potentially jeopardizing the Company’s ability to continue operations.

•

The Company’s operations and success are highly dependent upon health care providers, and the Company may be unable to enter into favorable arrangements with these providers. Certain states prohibit the Company from employing optometrists to render professional services. Accordingly, the success of the Company’s operations as full-service eye care providers depends upon its ability to enter into agreements with these health care providers to render professional services at Sterling Stores and COM Member locations. Due to the increased competition, among large discounters of retail eyewear, to enter into agreements with health care providers and the finite number of available health care providers, the costs of compensating these health care providers has increased materially. The Company, its franchisees and COM Members may not be able to enter into agreements with these health care providers on satisfactory terms, or these agreements may not be profitable, which would reduce the revenues the Company, its franchisees and COM Members could generate from their operations.

•

Certain events could result in a dilution of your ownership of the Company’s common stock. As of December 31, 2006, the Company had 80,921,672 shares that were reserved for issuance under outstanding warrants, options and senior convertible preferred stock. The exercise and conversion prices, as the case may be, of common stock equivalents range from $0.04 to $8.25 per share. If converted or exercised, these securities will result in a dilution of your percentage ownership of the Company’s common stock. In addition, if the Company acquires new companies through the issuance of common or preferred stock, your percentage of ownership will be further diluted.

•

The Company’s potential limitation on the use of its net operating loss carry-forwards in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, due to certain changes in ownership that have occurred or could occur in the future. Furthermore, in order to limit the potential that future transactions could have a similar effect on the Company’s tax attributes, the Company amended its by-laws to provide the Board of Directors with the ability to void certain transactions in Company securities that may impair or limit the future utilization of its tax attributes, including its net operating loss carry-forwards. However, there can be no assurance that the Company has been, or will in the future be, successful in preventing an event which could materially impair or limit the Company’s utilization of its net operating loss carry-forwards and other tax attributes.

•

The acquisition of Combine, which conducts business with approximately 900 retail optical stores (COM Members), could create an appearance of conflict amongst the COM Members. COM Members operate retail optical stores similar to Sterling Stores in the states of California, Delaware, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York, North Dakota, Pennsylvania, South Dakota, Virginia, West Virginia, Wisconsin, and in the District of Columbia and the Virgin Islands, and may, in the future, operate in other states as well. As of the date hereof, many COM Member locations are in the same shopping center or mall as, or in close proximity to, certain Sterling Stores; and in the future, the Company may open Sterling Stores that are located in the same areas as COM Members. These competing businesses could reduce the revenues generated at, both, the Company’s Sterling Stores and COM Member locations, or could cause COM Members to leave COM because they view COM as the competition.

•

COM ’s operations and success are highly dependent upon the purchases of eye care products by independent optical retailers (COM Members). If COM Member’s decide to purchase their eye care products through a competing optical purchasing group business or purchase direct from a vendor, then revenues generated from COM would decrease. A decrease in the number of COM members could reduce COM ’s profit margins, net income and cash flow.

•

COM utilizes certain key vendors to provide its members with a broad spectrum of product purchasing options. If one of these key vendors ceases to do business with COM, or ceases to exist, COM could see a decrease in the amount of product purchased by its members, thus decreasing its revenues and net income.

•

Section 404 of the Sarbanes-Oxley Act (“SOX”) requires the Company to perform an evaluation of its internal controls over financial reporting. The Company’s compliance with SOX will first be included with the filing of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007. The rules governing the standards that must be met for

Page -10-

management to assess the Company’s internal controls over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rule. The costs associated with such tasks could be significant. Additionally, management may identify material weaknesses or significant control deficiencies which may not be remedied in time to meet the deadline imposed by SEC rules on SOX. If management cannot favorably assess the effectiveness of the Company’s internal controls over financial reporting or the Company’s auditors identify material weaknesses, investor confidence may weaken, and the share price of the Company’s stock may suffer.

•

The Company relies heavily on computer systems in managing financial results. The Company is subject to damage and interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events and usage by employees. This includes any damage to the systems that allow for electronic payments from the Company’s franchisees and credit card payments from its Sterling Store customers. Any repairs necessary to replace and/or fix these systems could result in a significant expense to the Company. Additionally, certain of the Company’s financial reporting processes are not part of an integrated financial reporting system, which requires additional hours and administrative costs to operate, manage and control these systems. The Company is working to transition most of the processes to an integrated financial reporting system. The conversion of these systems and processes to become SOX compliant could result in a significant expense to the Company and may pose greater risks associated with maintaining internal controls as the systems are integrated.

•

The Company’s leasing space for a majority of its Sterling Stores could expose it to possible liabilities and losses. The Company’s leases are generally for 10 years. Many of the leases provide for annual increases over the term of the lease in addition to the costs associated with insurance, taxes, repairs, maintenance and utilities. If an existing Sterling Store becomes non-profitable and the Company decides to close the location, the Company may still be required to pay the base rent, taxes and other rental charges for the balance of the lease.

•

The Company may be unable to service its debt obligations. In connection with the purchase of COM, along with other debt obligations, the Company has approximately $2,367,000 of outstanding debt as of December 31, 2006. If the Company is unable to generate sufficient cash flows from operations in the future, it may be unable to make principal or interest payments on such borrowings when they become due and may need to refinance all or a portion of the existing debt, or obtain additional financing. The Company cannot guarantee that such refinancing or financing would be available on favorable terms, or at all.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

The Company's headquarters, consisting of approximately 7,000 square feet, are located in an office building situated at 100 Quentin Roosevelt Boulevard, Garden City, New York 11530. The Company renewed its sublease, for such location, in December 2006, which sublease expires in November 2010. This facility houses the Company's principal executive and administrative offices.

VCC’s headquarters, consisting of approximately 1,050 square feet, are located in an office building situated at 9625 Black Mountain Road, Suite 311, San Diego, California 92126, under a lease that expires in March 2010.

COM ’s headquarters, consisting of approximately 1900 square feet, are located in an office building situated at 6001 Broken Sound Parkway, Suite 508, Boca Raton, Florida 33487, under a lease that expires in June 2009.

The Company leases the space occupied by all of its Company-owned Sterling Stores and certain of its franchised Sterling Stores. The remaining leases for its franchised Sterling Stores are held in the names of the respective franchisees, of which the Company holds a collateral assignment on certain of those leases. The Company does not hold any of the leases, nor does it hold any collateral assignments, on COM Member locations.

Sterling Stores are generally located in commercial areas, including major shopping malls, strip centers, freestanding buildings and other areas conducive to retail trade. Generally, Sterling Stores range in size from 1,000 to 2,000 square feet.

Page -11-

Item 3. Legal Proceedings

Information with respect to the Company’s legal proceedings required by Item 103 of Regulation S-K is set forth in the Notes to the Consolidated Financial Statements included in Item 8 of this Report, and is incorporated by reference herein.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote by the Company's shareholders during the fourth quarter ended December 31, 2006.

Page -12-

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

	2006		2005
Quarter Ended:	High	Low	High	Low

March 31	$0.16	$0.10	$0.20	$0.13
June 30	$0.16	$0.12	$0.20	$0.09
September 30	$0.21	$0.13	$0.18	$0.12
December 31	$0.21	$0.15	$0.18	$0.09

The approximate number of shareholders of record of the Company's Common Stock as of March 15, 2007 was 280.

There was one shareholder of record of the Company’s Senior Convertible Preferred Stock as of April 2, 2007.

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

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The following Selected Financial Data has been derived from the audited consolidated financial statements of the Company and should be read in conjunction with those statements, which are included in this Report. The consolidated financial statements for each of the five years ended December 31, 2006 were audited by Miller Ellin & Company LLP, independent public accountants.

Page -13-

	(In thousands, except for per share data)
	Year Ended December 31,
Statement of Operations Data:	2006	2005	2004	2003	2002

Total revenues	$21,712	$13,757	$14,314	$14,038	$18,000
Income (loss) from continuing operations	$2,019	$571	$884	$(2,967)	$(4,721)
(Loss) income from discontinued operations	$(159)	$(305)	$-	$-	$74
Net income (loss)	$1,860	$266	$884	$(2,967)	$(4,647)
Per Share Information – Basic
Income (loss) from continuing operations	$0.03	$0.01	$0.01	$(0.05)	$(0.17)
(Loss) income from discontinued operations	$(0.00)	$(0.01)	$-	$-	$0.01
Net income (loss) per share	$0.03	$0.00	$0.01	$(0.05)	$(0.16)
Per Share Information – Diluted
Income (loss) from continuing operations	$0.02	$0.01	$0.01	$(0.05)	$(0.17)
(Loss) income from discontinued operations	$(0.00)	$(0.01)	$-	$-	$0.01
Net income (loss) per share	$0.02	$0.00	$0.01	$(0.05)	$(0.16)

Weighted-average common shares outstanding:
Basic	70,324	70,324	69,475	56,507	28,641
Diluted	111,556	112,422	113,696	56,507	28,641

Balance Sheet Data:
Working capital deficit	$(673)	$(207)	$(603)	$(1,590)	$(4,632)
Total assets	12,597	6,190	5,989	6,639	6,650
Total debt	2,367	619	658	931	1,494

Other Data:
EBITDA (1)	$914	$607	$1,200	$(2,435)	$(3,879)

Quarterly Data:
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2006	2005	2006	2005	2006	2005	2006	2005

Net revenues	$3,736	$3,740	$3,475	$3,455	$6,464	$3,325	$8,037	$3,237
Net income (loss)	$1,964	$447	$(375)	$200	$111	$(50)	$160	$(331)
EBITDA (1)	$761	$529	$(159)	$269	$241	$26	$71	$(217)

Earnings Per Share:
Basic	$0.03	$0.01	$(0.00)	$0.00	$0.00	$(0.00)	$(0.00)	$(0.00)
Diluted	$0.02	$0.00	$(0.00)	$0.00	$0.00	$(0.00)	$(0.00)	$(0.00)

Page -14-

Sterling Store Data:
	(In thousands, except for number of stores)
	Year Ended December 31,
	2006	2005	2004	2003	2002
Company-owned stores bought, opened or reacquired	5	4	2	3	4
Company-owned stores sold or closed	(5)	(3)	(2)	(9)	(14)
Company-owned stores at end of period	10	10	9	9	15
Company-owned stores being managed by Franchisees at end of period	-	2	2	5	8
Franchised stores at end of period	144	147	154	158	159

Average sales per store (2):
Company-owned stores	$489	$421	$467	$408	$394
Franchised stores	$577	$545	$545	$545	$591
Average franchise royalties per franchised store (2)	$48	$43	$42	$40	$47

(1)   EBITDA (which is a Non-GAAP Financial Measure) is calculated as net earnings before interest, taxes, depreciation and amortization. The following is a reconciliation of net income to EBITDA (amounts in thousands) for the five years ended December 31, 2006:

	2006	2005	2004	2003	2002

Net income (loss)	$1,860	$266	$884	$(2,967)	$(4,647)
Add back:
Interest expense	48	43	59	197	211
Taxes	(1,321)	43	30	57	69
Depreciation and amortization	327	255	227	278	488

EBITDA	$914	$607	$1,200	$(2,435)	$(3,879)

The Company also incurred other non-cash charges that effected earnings including compensation expenses for the grants of stock options and warrants of $534,000, $176,000, $148,000 and $4,739,000 for the years ended December 31, 2006, 2005, 2004 and 2003, respectively. There were no such charges during the year ended December 31, 2002.

(2)

Average sales per store and average franchise royalties per franchised store are computed based upon the weighted-average number of Company-owned and franchised stores in operation, respectively, for each of the specified periods. For periods of less than a year, the averages have been annualized.

Page -15-

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Report contains certain forward-looking statements and information relating to the Company that is based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management. When used in this Report, the words “anticipate”, “believe”, “estimate”, “expect”, “there can be no assurance”, “may”, “could”, “would”, “might”, “intends” and similar expressions and their negatives, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the view of the Company at the date they are made with respect to future events, are not guarantees of future performance and are subject to various risks and uncertainties as identified in Item 1A. Risk Factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein with the forward-looking statements referred to above. The Company does not intend to update these forward-looking statements for new information, or otherwise, for the occurrence of future events.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Total revenues for the Company increased approximately $7,955,000, or 57.8%, to $21,712,000 for the year ended December 31, 2006, as compared to $13,757,000 for the year ended December 31, 2005. This increase was mainly a result of the acquisition, on September 29, 2006, having an effective date of August 1, 2006, of substantially all of the assets of Combine Optical Management Corporation (“Combine”) through the Company’s wholly-owned subsidiary, COM Acquisition, Inc. (“COM”). During the five months ended December 31, 2006, COM generated net revenues of approximately $7,186,000.

Total costs, and selling, general and administrative expenses for the Company increased approximately $8,013,000, or 60.2%, to $21,325,000 for the year ended December 31, 2006, as compared to $13,312,000 for the year ended December 31, 2005. This increase was mainly a result of the acquisition of substantially all of the assets of Combine. During the five months ended December 31, 2006, COM incurred total costs, and selling, general, and administrative expenses of approximately $7,085,000.

Retail Optical Store Segment

Net sales for Company-owned stores increased approximately $217,000, or 3.1%, to $7,287,000 for the year ended December 31, 2006, as compared to $7,070,000 for the year ended December 31, 2005. This increase was mainly attributable to the Company putting more focus on the Company-owned stores during 2006. During 2006, the Company began modifying the product mix in such stores and started promoting a new advertising campaign around the new product mix. As of December 31, 2006, there were 10 Company-owned stores, as compared to 10 Company-owned stores as of December 31, 2005. On a same store basis (for stores that operated as a Company-owned store during the entirety of both of the years ended December 31, 2006 and 2005), comparative net sales increased approximately $300,000, or 10.6%, to $3,138,000 for the year ended December 31, 2006, as compared to $2,838,000 for the year ended December 31, 2005. Management believes that these increases will continue during 2007 as the Company continues its focus on improving store operations through training, the implementation of a new point-of-sale system and, where necessary, the addition of key personnel in certain areas relating to store operations.

Revenues generated by the Company’s wholly-owned subsidiary, VisionCare of California, Inc. (“VCC”), a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care, decreased approximately $16,000, or 0.5%, to $3,382,000 for the year ended December 31, 2006, as compared to $3,398,000 for the year ended December 31, 2005. This decrease was primarily due to a decrease in membership fees generated by VCC during 2006.

Franchise royalties increased approximately $478,000, or 7.3%, to $7,042,000 for the year ended December 31, 2006, as compared to $6,564,000 for the comparable period in 2005. Management believes this increase was a result of increased levels of field support to franchisees, the success of the Company’s audits of franchised locations, which generated additional royalties, and an increase in franchise sales for the stores that were in operation during both of the comparable periods, offset by a lower average number of stores in operation during the same comparable periods. As of December 31, 2006, there were 144 franchised stores, as compared to 147 stores in operation as of December 31, 2005.

Other franchise related fees (which includes initial franchise fees, renewal fees and fees related to the transfer of store ownership from one franchisee to another) increased approximately $74,000, or 60.2%, to $197,000 for the year ended December 31, 2006, as compared to $123,000 for the year ended December 31, 2005. This increase was primarily attributable to the Company recognizing franchise fees on 7 new franchise agreements, 3 franchise agreement renewals, and

Page -16-

4 franchise agreement transfers during the year ended December 31, 2006, as compared to 4 new franchise agreements, 4 franchise agreement renewals, and 3 franchise agreement transfers during the year ended December 31, 2005. During the 2nd quarter of 2005, the Company increased the cost to renew or enter into a new franchise agreement from $10,000 to $20,000. In the future, other franchise related fees are likely to fluctuate depending on the timing of franchise agreement expirations, new store openings and franchise store transfers.

Including revenues solely generated by the Company-owned stores, the Company’s gross profit margin increased by 1.1%, to 73.0%, for the year ended December 31, 2006, as compared to 71.9% for the year ended December 31, 2005. In the future, the Company’s gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competitive pricing, and promotional incentives, amongst other things.

Selling, general and administrative expenses increased approximately $861,000, or 6.9%, to $13,269,000 for the year ended December 31, 2006, as compared to $12,408,000 for the year ended December 31, 2005. This increase was partially a result of increases to compensation expense of $362,000 incurred due to the vesting of certain stock options and warrants in April 2006, advertising expense of $388,000 due to the promotion of a new marketing campaign around the new product mix in our Company-owned stores, and payroll and related expenses of $249,000 due, in part, to the additions of certain key employees hired to enhance Company store operations and expand the franchise chain for the year ended December 31, 2006. Additionally, during the 3rd quarter of 2006, the Company incurred a $60,000 expense related to a settlement with a former employee of VCC, and during the 4th quarter of 2006, the Company incurred expenses of $101,000 related to the Company’s annual franchise convention. These expenses were offset, in part, by a decrease in professional fees of $49,000, as the Company incurred legal fees related to proactive litigation to enforce franchise agreement during the 3rd quarter of 2005, and bad debt expense of $322,000.

Gain on sale of company-owned stores to franchisees related to the sale of an existing Company-owned store in upstate New York for a purchase price of $225,000, which included the net fixed assets of such store (such assets having a net book value of $7,000), and to the sale of an existing Company-owned store in southern California for a purchase price of $200,000 allocated as follows: $100,000 in the form of a promissory note to be recognized when the cash is received under the terms of the note; $50,000 to gain on the sale of company-owned stores to franchisees; and $50,000 to franchise fee income, advertising fund contribution and rent security).

Optical Purchasing Group Business Segment

On September 29, 2006, having an effective date of August 1, 2006, the Company, through its wholly-owned subsidiary COM Acquisition, Inc. (“COM”), acquired substantially all of the assets of Combine Optical Management Corporation (“Combine”) for a purchase price of approximately $2,473,000 and 3,515,625 options to purchase shares of the Company’s common stock. COM activity for the five months ended December 31, 2006 has been included in the Company’s results of operations as of and for the five months ended December 31, 2006.

Net revenues for COM were $7,186,000 for the five months ended December 31, 2006, which represented 33.1% of the total revenue of the Company.

Costs of sales for COM were $6,742,000 for the five months ended December 31, 2006, which represented 87.1% of the total costs of sales of the Company.

Selling, general and administrative expenses for COM were $343,000 for the five months ended December 31, 2006, which represented 2.5% of the total selling, general and administrative expenses of the Company. These expenses included payroll and related benefits of $116,000, depreciation and amortization of $63,000, and bank and credit card fees of $38,000.

There are no comparatives provided for COM as the acquisition of Combine was consummated during the 3rd quarter of 2006.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Retail Optical Store Segment

Net sales for Company-owned stores decreased approximately $157,000, or 4.1%, to $3,664,000 for the year ended December 31, 2005, as compared to $3,821,000 for the year ended December 31, 2004. On a same store basis (for stores that operated as a Company-owned store during the entirety of both of the years ended December 31, 2005 and 2004),

Page -17-

comparative net sales decreased approximately $171,000, or 5.0%, to $3,266,000 for the year ended December 31, 2005, as compared to $3,437,000 for the year ended December 31, 2004. Management believes that this decrease was a direct result of generally weak sales levels experienced in the upstate New York market, combined with the effects of employee turnover in certain of the stores.

Revenues generated by VCC decreased approximately $298,000, or 8.1%, to $3,398,000 for the year ended December 31, 2005, as compared to $3,696,000 for the comparable period in 2004. This decrease was primarily due to a decrease in membership fees generated by VCC during 2005.

Franchise royalties decreased approximately $24,000, or 0.4%, to $6,564,000 for the year ended December 31, 2005, as compared to $6,588,000 for the year ended December 31, 2004. Management believes the decrease was due to a lower average number of stores in operation during the same comparable periods, offset by a slight increase in franchise sales for the stores that were open during both of the comparable periods. As of December 31, 2005, there were 147 franchised stores, as compared to 154 stores in operation as of December 31, 2004.

Other franchise related fees (which includes initial franchise fees, renewal fees and fees related to the transfer of store ownership from one franchisee to another) decreased approximately $78,000, or 38.8%, to $123,000 for the year ended December 31, 2005, as compared to $201,000 for the year ended December 31, 2004. This decrease was primarily attributable to the Company recognizing franchise fees on 4 franchise agreement renewals, 5 new franchise agreements and 3 franchise agreement transfers in 2005, as compared to 5 franchise agreement renewals, 5 new franchise agreements and 8 franchise agreement transfers in 2004. In the future, other franchise related fees are likely to fluctuate depending on the timing of franchise agreement expirations, new store openings and franchise store transfers.

Including revenues solely generated by the Company-owned stores, the Company's gross profit margin increased by 0.8%, to 71.9% for the year ended December 31, 2005, as compared to 71.1% for the year ended December 31, 2004. In the future, the Company's gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competitive pricing, and promotional incentives, among other things.

Selling, general and administrative expenses increased approximately $413,000, or 3.4%, to $12,409,000 for the year ended December 31, 2005, as compared to $11,996,000 for the year ended December 31, 2004. The increase was partially a result of increases in facility charges of $320,000 and other overhead charges of $86,000. The increase in selling, general and administrative expenses was also attributable to an increase in professional fees of $207,000 relating to proactive litigation to enforce franchise agreements and an increase in bad debt expense of $148,000 related, in part, to certain franchisee bankruptcies and franchise store closures. These increases were offset, in part, by a decrease in certain travel and other related expenses of $234,000.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, the Company had negative working capital of $673,000 and cash on hand of $1,289,000. During 2006, cash flows provided by its operating activities were $1,301,000. This was principally due to earnings before taxes, depreciation and amortization from continuing operations of $1,051,000 in addition to equity compensation charges of $534,000, as well as the gain on the sale of two of the Company-owned stores totaling $268,000. The Company believes it will continue to improve its operating cash flows through franchisee audits, through its current and future acquisitions, and through new marketing strategies and increased gross margins, among other things, for its Company-owned stores.

For the year ended December 31, 2006, cash flows used in investing activities were $704,000, primarily due to the acquisition of substantially all of the assets of Combine that included cash paid at closing totaling $700,000, certain capital expenditures (which included the Company’s new accounting system, as well as the remodeling of two of the Company-owned stores) made by the Company during 2006, and the issuance of new franchise notes, offset by proceeds received on the sale of two of the Company-owned stores and proceeds received on certain franchise notes.

For the year ended December 31, 2006, cash flows used in financing activities were $85,000 due to the repayment of the Company’s related party borrowings and loans.

CREDIT FACILITY

On August 19, 2005, the Company entered into a Credit Agreement (the “Credit Agreement”) with Manufacturers and Traders Trust Corporation (“M&T”), establishing a revolving credit facility (the “Credit Facility”), for aggregate borrowings of up to $2,000,000, which may be used for general working capital needs and certain permitted acquisitions. The initial term

Page -18-

of the Credit Facility expires in August 2007, but the term may be renewed in accordance with the terms of the Credit Agreement. Borrowing are payable in August 2007 with interest accruing at the variable rate of LIBOR plus 2.75% per annum in accordance with the terms of a Grid Note. The Credit Facility includes various financial covenants including minimum net worth, maximum funded debt and debt service ratio requirements. As of December 31, 2006, the Company had no outstanding borrowings under the Credit Facility and was in compliance with all of the financial covenants.

CONTRACTUAL OBLIGATIONS

Payments due under contractual obligations as of December 31, 2006 were as follows (in thousands):

	Within 1 year	1-3 years	After 3 years	Total

Long-term debt and related party borrowings (a) (b)	$1,174	$1,193	$-	$2,367
Interest on long-term debt and related party borrowings (a)	125	-	-	125
Employment Agreement (c)	268	805	157	1,230
Operating Leases	4,427	5,500	5,796	15,723
	$5,994	$7,498	$5,953	$19,445

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

b)

In connection with the acquisition of substantially all of the assets of Combine, the Company entered into two promissory notes with Combine. The first note provides for four annual installments commencing October 1, 2007, totaling $1,273,000 (without interest). The second note provides for sixty monthly installments commencing October 1, 2006, totaling $500,000 at 7% interest per annum.

c)	The Company has an employment agreement with one of its key executives that provides for an annual salary of $210,000 with certain other benefits.

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

Page -19-

Management’s estimate of the allowances on receivables is based on historical sales, historical loss levels, and an analysis of the collectibility of individual accounts.  To the extent that actual bad debts differed from management's estimates by 10 percent, consolidated net income would be an estimated $22,000 higher/lower, based upon 2006 results, depending upon whether the actual write-offs are greater or less than estimated.

Management’s estimate of the valuation allowance on deferred tax assets is based on whether it is more likely than not that the Company’s net operating loss carry-forwards will be utilized.  Factors that could impact estimated utilization of the Company's net operating loss carry-forwards are the success of its stores and franchisees, the Company's operating efficiencies and the effects of Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred, or could occur in the future.  To the extent that management lowered its valuation allowance on deferred tax assets by 10 percent, consolidated net income would be an estimated $1,600,000 higher, based on 2006 results.

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Accordingly, revenues are recorded when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. To the extent that collectibility of royalties and/or interest on franchise notes is not reasonably assured, the Company recognizes such revenues when the cash is received. To the extent that revenues that were recognized on a cash basis were recognized on an accrual basis, consolidated net income would be an estimated $125,000 higher, based upon 2006 results.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments – An amendment to SFAS No. 133 and SFAS 140” (“SFAS 155”). SFAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. SFAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS 133. In addition, it amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to beneficial interest other than another derivative financial instrument. The new standard is effective to new or modified financial instruments in fiscal years beginning after September 15, 2006. The implementation of SFAS 155 is not expected to have material impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of SFAS No. 140” (“SFAS 156”).  This statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This standard clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The implementation of SFAS 156 is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of SFAS No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 will require that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is effective for annual periods beginning after December 15, 2006. The implementation of FIN 48 is not expected to have a material impact on the Company’s consolidated financial statements.

Page -20-

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The new FASB rule does not supersede all applications of fair value in other pronouncements, but creates a fair value hierarchy and prioritizes the inputs to valuation techniques for use in most pronouncements.  It requires companies to assess the significance of an input to the fair value measurement in its entirety. SFAS 157 also requires companies to disclose information to enable users of financial statements to assess the inputs used to develop the fair value measurements.  SFAS 157 is effective for fiscal periods beginning after November 15, 2007.  The Company is currently evaluating the impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An amendment of SFAS No. 87, 88, 106, and 132(R).” SFAS No. 158 enhances disclosure regarding the funded status of an employers’ defined benefit postretirement plan by requiring companies to include the funding status in comprehensive income and recognize transactions and events that affect the funded status in the financial statements in the year in which they occur at a measurement date of the employer’s fiscal year-end.  SFAS 158 is not expected to apply to the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115.”  SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investment in Debt and Equity Securities,” with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option.  This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option.   SFAS 159 is effective for fiscal years beginning after November 15, 2007. The implementation of SFAS 159 is not expected to have a material impact on the Company’s consolidated financial statements.

Page -21-

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

Page -22-

Item 8. Financial Statements and Supplementary Data

TABLE OF CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	24

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2006 and 2005	25

Consolidated Statements of Income for the Years Ended	26
December 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders' Equity (Deficit) for the	27
Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended	28
December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements	29-49

Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

Page -23-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Emerging Vision, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Emerging Vision, Inc. (a New York corporation) and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity (deficit) and cash flows for each of the three years ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emerging Vision, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years ended December 31, 2006 in conformity with accounting principles generally accepted in the United States.

/S/ MILLER, ELLIN & COMPANY LLP

New York, New York

March 22, 2006,

Page -24-

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Data)
ASSETS	December 31,
	2006	2005
Current assets:
Cash and cash equivalents	$1,289	$816
Franchise receivables, net of allowance of $110 and $195, respectively	1,620	1,836
Optical purchasing group receivables, net of allowance of $40	1,914	-
Other receivables, net of allowance of $2 and $2, respectively	312	210
Current portion of franchise notes receivable, net of allowance of $44 and $150, respectively	79	158
Inventories, net	431	345
Prepaid expenses and other current assets	648	395
Net assets of discontinued operations	-	162
Deferred tax asset, current portion	600	-
Total current assets	6,893	3,922

Property and equipment, net	923	610
Franchise notes receivable, net of allowance of $5 and $41, respectively	214	129
Deferred tax asset, net of current portion	800	-
Goodwill	2,745	1,266
Intangible assets, net	808	20
Other assets	214	243
Total assets	$12,597	$6,190

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,595	$4,049
Optical purchasing group payables	1,760	-
Accrual for store closings	37	37
Short-term debt	991	-
Related party obligations, current portion	183	43
Total current liabilities	7,566	4,129

Long-term debt	1,185	385
Related party obligations, net of current portion	8	191
Franchise deposits and other liabilities	487	667

Contingencies

Shareholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized: Senior Convertible Preferred Stock, $100,000 liquidation preference per share; 0.74 shares issued and outstanding	74	74
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 70,506,035 share issued and 70,323,698
shares outstanding	705	705
Treasury stock, at cost, 182,337 shares	(204)	(204)
Additional paid-in capital	127,062	126,389
Accumulated deficit	(124,286)	(126,146)
Total shareholders' equity	3,351	818
Total liabilities and shareholders' equity	$12,597	$6,190

The accompanying notes are an integral part of these consolidated balance sheets.

Page -25-

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Data)
	For the Year Ended December 31,
	2006	2005	2004

Revenues:
Net sales	$7,287	$7,070	$7,525
Optical purchasing group sales	7,186	-	-
Franchise royalties	7,042	6,564	6,588
Other franchise related fees	197	123	201
Total revenue	21,712	13,757	14,314

Costs and expenses:
Cost of sales	7,712	903	964
Selling, general and administrative expenses	13,613	12,409	11,996
Total costs and expenses	21,325	13,312	12,960

Operating income	387	445	1,354

Other income (expense):
Interest on franchise notes receivable	45	61	88
Gain on sale of company-owned stores to franchisees	268	-	-
Other income	118	108	82
Costs for proxy contest and related litigation	-	-	(581)
Interest expense	(48)	(43)	(59)
Total other income (expense)	383	126	(470)

Income from continuing operations before income tax benefit	770	571	884
Income tax benefit	1,249	-	-
Income from continuing operations	2,019	571	884

(Loss) from discontinued operations	(264)	(305)	-
Income tax benefit	105	-	-
(Loss) from discontinued operations	(159)	(305)	-
Net income	$1,860	$266	$884

Net income per share – basic
Income from continuing operations	$0.03	$0.00	$0.01
(Loss) from discontinued operations	(0.00)	(0.00)	-
Net income	$0.03	$0.00	$0.01

Net income per share – diluted
Income from continuing operations	$0.02	$0.00	$0.01
(Loss) from discontinued operations	(0.00)	(0.00)	-
Net income	$0.02	$0.00	$0.01

Weighted-average number of common shares outstanding –
Basic	70,324	70,324	69,475
Diluted	111,556	112,422	113,696

The accompanying notes are an integral part of these consolidated statements.

Page -26-

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 (In Thousands, Except Share Data)
	Senior Convertible Preferred Stock		Common Stock		Treasury Stock, at cost		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount

Balance – December 31, 2003	1	$ 74	67,682,087	$ 677	182,337	$ (204)	$ 125,987	$ (127,296)	$ (762)
Exercise of stock options and warrants	-	-	2,823,948	28	-	-	78	-	106
Issuance of warrants for services rendered in connection with Proxy Contest	-	-	-	-	-	-	5	-	5
Issuance of stock options and warrants	-	-	-	-	-	-	143	-	143
Net income	-	-	-	-	-	-	-	884	884
Balance – December 31, 2004	1	$ 74	70,506,035	$ 705	182,337	$ (204)	$ 126,213	$ (126,412)	$ 376
Issuance of stock options and warrants	-	-	-	-	-	-	176	-	176
Net income	-	-	-	-	-	-	-	266	266
Balance – December 31, 2005	1	$ 74	70,506,035	$ 705	182,337	$ (204)	$ 126,389	$ (126,146)	$ 818
Issuance of stock options and warrants	-	-	-	-	-	-	534	-	534
Issuance of stock options in connection with the acquisition of substantially all of the assets of Combine	-	-	-	-	-	-	139	-	139
Net income	-	-	-	-	-	-	-	1,860	1,860
Balance – December 31, 2006	1	$ 74	70,506,035	$ 705	182,337	$ (204)	$ 127,062	$ (124,286)	$ 3,351

The accompanying notes are an integral part of these consolidated statements.

Page -27-

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands)
	For the Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Income from continuing operations	$2,019	$571	$884
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	327	230	227
Provision for doubtful accounts	220	501	353
Deferred tax assets	(1,295)	-	-
Non-cash compensation charges related to options and warrants	534	176	148
Gain on the sale of Company-owned stores to franchisees	(268)	-	-
Changes in operating assets and liabilities:
Franchise and other receivables	(151)	(616)	(128)
Optical purchasing group receivables	(518)	-	-
Inventories	54	50	(4)
Prepaid expenses and other current assets	(253)	57	(63)
Intangible and other assets	(148)	(54)	28
Accounts payable and accrued liabilities	592	(159)	(1,254)
Optical purchasing group payables	414	-	-
Payables associated with proxy contest and related litigation	(46)	(46)	92
Franchise deposits and other liabilities	(180)	8	(278)
Accrual for store closings	-	(5)	(102)
Net cash provided by (used in) operating activities	1,301	713	(97)

Cash flows from investing activities:
Franchise notes receivable issued	(143)	(150)	(377)
Proceeds from franchise and other notes receivable	277	231	344
Proceeds from the sale of Company-owned stores to franchisees	250	-	-
Purchases of property and equipment	(388)	(418)	(233)
Acquisition of Combine	(700)	-	-
Net cash used in investing activities	(704)	(337)	(266)

Cash flows from financing activities:
Proceeds from the issuance of common stock upon the exercise of stock options and warrants	-	-	106
Payments on borrowings	(85)	(39)	(246)
Net cash used in financing activities	(85)	(39)	(140)
Net cash provided by (used in) continuing operations	512	337	(503)
Net cash used in discontinued operations	(39)	(401)	-
Net increase (decrease) in cash and cash equivalents	473	(64)	(503)
Cash and cash equivalents – beginning of year	816	880	1,383
Cash and cash equivalents – end of year	$1,289	$816	$880

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$8	$12	$25
Taxes	$34	$43	$93

Non-cash investing and financing activities:
Accounts receivable, property and equipment, intangible assets and goodwill acquired
in connection with the purchase of Combine Optical Management Corporation	$1,773	$-	$-

The accompanying notes are an integral part of these consolidated statements.

Page -28-

EMERGING VISION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

Business

Emerging Vision, Inc. (the “Registrant” and, together with its subsidiaries, hereinafter the “Company” or “Emerging”) operates one of the largest chains of retail optical stores and one of the largest franchise optical chains in the United States, based upon management’s beliefs, domestic sales and the number of locations of Company-owned and franchised stores (collectively referred to hereinafter as “Sterling Stores”). Additionally, Emerging operates one of the leading optical purchasing groups in the United States (hereinafter referred to as “COM”), based upon management’s beliefs, domestic sales and the number of Member locations (collectively referred to hereinafter as COM Members). The Registrant was incorporated under the laws of the State of New York in January 1992 and, in July 1992, purchased substantially all of the assets of Sterling Optical Corp., a New York corporation then a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code.

As of December 31, 2006, there were 154 Sterling Stores in operation, consisting of 10 Company-owned stores and 144 franchised stores, and 909 active members of COM.

Basis of Presentation

The Consolidated Financial Statements reflect the operations of the COM and the Company’s retail optical store operations as continuing operations. The results of the retail operations and cash flows conducted in the state of Arizona are reflected as discontinued operations in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, the Company determined that substantially all of the net assets of the Company-owned stores located in Arizona as of December 31, 2005 were impaired. During the years ended December 31, 2006 and 2005, the Company incurred losses, net of taxes, related to the discontinued operations of approximately $159,000 and $305,000, respectively. As of December 31, 2005, there was approximately $162,000 of assets associated with the Company’s discontinued operations included as part of net assets of discontinued operations on the accompanying Consolidated Balance Sheets. There were no such assets as of December 31, 2006.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Emerging Vision, Inc. and its operating subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of such financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, allowances on franchise, notes and other receivables, and costs of current and potential litigation.

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

Page -29-

Inventories, net

Inventories, net, are stated at the lower of cost or market, using the first-in, first-out (FIFO) method, and consist primarily of contact lenses, ophthalmic lenses, eyeglass frames and sunglasses.

Property and Equipment, net

Property and equipment, net, are recorded at cost, less accumulated depreciation and amortization. Depreciation is recorded on a straight-line basis over the estimated useful lives of the respective classes of assets. All depreciation and amortization costs are reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

Software

Certain software development costs have been capitalized in accordance with the provisions of Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Such costs include charges for consulting services and costs for personnel associated with programming, coding and testing such software. Amortization of capitalized software costs begins when the software is placed into service, is recorded on a straight-line basis over the estimated useful life and is reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

Goodwill and Intangible Assets, net

In 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This Statement provides that goodwill and intangible assets with indefinite lives should no longer be amortized, but should be reviewed, at least annually, for impairment. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual value. In accordance with the adoption of SFAS No. 142, management performed a review of its existing goodwill and determined that it is not impaired as of December 31, 2006. All other intangible assets are being amortized over their useful lives.

Impairment of Long-Lived Assets

The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, but amends the prior accounting and reporting standards for segments of a business to be disposed of. The Company periodically evaluates its long-lived assets (on a store-by-store basis) based on, among other factors, the estimated, undiscounted future cash flows expected to be generated from such assets in order to determine if an impairment exists. For the years ended December 31, 2006, 2005 and 2004, the Company did not record any impairment charges for stores it will continue to operate, and wrote off $0, $40,000 and $0, respectively, of long-lived assets related to stores that management has made the decision not to continue to operate. All of the aforementioned amounts are reflected in loss from discontinued operations in the accompanying Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004, respectively, and a new basis, if any, for the impaired assets was established.

Revenue Recognition

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Accordingly, revenues are recorded when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s prices to buyers are fixed or determinable, and collectibility is reasonably assured.

The Company derives its revenues from the following four principal sources:

Net sales – Represents sales from eye care products and related services;

Franchise royalties – Represents continuing franchise royalty fees based upon a percentage of the gross revenues generated by each franchised location;

Optical purchasing group sales – Represents product pricing extended to COM members associated with the sale of vendor’s eye care products to such COM members;

Page -30-

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

Selling, general and administrative expenses

Selling, general and administrative expenses primarily include payroll and related benefits, franchise promotions and seminars, business travel, rent and related charges, advertising, professional fees, depreciation and amortization, bank and credit card fees and bad debt expense.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for Company-owned stores aggregated approximately $546,000, $212,000 and $185,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and is reflected in selling, general and administrative expenses on the accompanying Consolidated Statements of Income. Advertising fees received from franchisees are not accounted for in the Consolidated Statements of Income as the Company acts in an agent capacity with respect to those funds. These funds are included in accounts payable and accrued liabilities on the accompanying Consolidated Balance Sheets until such time as the franchisee directs the spending of such funds.

Comprehensive Income

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which establishes rules for the reporting of comprehensive income and its components. For the years ended December 31, 2006, 2005 and 2004, the Company's operations did not give rise to items includible in comprehensive income that were not already included in net income. Therefore, the Company's comprehensive income is the same as its net income for all periods presented.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method specified by SFAS No. 109, the deferred income tax amounts included in the Consolidated Balance Sheets are determined based on the differences between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates that will be in effect when these differences reverse. Differences between assets and liabilities for financial statement and tax return purposes are principally related to accrued expenses, the allowances on receivables, equity-based awards, depreciation expense, and net operating loss carry-forwards.

Operating Leases

The Company accounts for all operating leases on a straight-line basis over the term of the lease. In accordance with the provisions of FASB SFAS No. 13, “Accounting for Leases,” any incentives or rent escalations are recorded as deferred rent and amortized as rent expense over the respective lease term.

Page -31-

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

Stock-based compensation cost of approximately $534,000, $176,000 and $129,000 is reflected in selling, general and administrative expenses on the accompanying Consolidated Statement of Income for the years ended December 31, 2006, 2005 and 2004, respectively. The Company determined the fair value of options and warrants issued using the Black-Scholes option pricing model with the following assumptions: 1 to 2 year expected lives; 10-year expiration period, risk-free interest rate ranging from 3.00% to 5.00%, stock price volatility ranging from 62% to 98%, with no dividends over the expected life.

The Company recognized $19,000 of expenses related to its issuance of stock options and warrants to certain non-employee consultants to the Company in 2004, which expenses are reflected in selling, general and administrative expenses on the accompanying Consolidated Statements of Income. No such expenses were incurred during the years ended December 31, 2006 and 2005.

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

Vendors

COM utilizes certain key vendors to provide its members with a broad spectrum of product purchasing options. If one of these key vendors ceases to do business with COM, or ceases to exist, COM could see a decrease in the amount of product purchased by its members, thus decreasing sales and net income. Management believes there is a sufficient number of competing vendors and enough of a product mix to mitigate any changes to the Company’s key vendors.

Segment Information

The Company follows the provisions of SFAS No. 131, “ Disclosures about Segments of an Enterprise and Related

Page -32-

Information,” which establishes annual and interim reporting standards for an enterprise’s operating segments, and related disclosures about its products, services, geographic areas and major customers. As defined in SFAS No. 131, for the years ended December 31, 2005, and 2004, the Company reviewed its business operations and determined that the Company's operations were classified into one principal industry segment; retail optical. During 2006, in connection with the Company acquiring substantially all of the tangible assets of Combine, the Company established a second operating segment (the optical group purchasing segment).

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year presentation.

NOTE 2 – ACQUISITION OF COMBINE OPTICAL MANAGEMENT CORP.:

On September 29, 2006, effective August 1, 2006, the Company, through its wholly-owned subsidiary COM Acquisition, Inc. (“COM”), acquired substantially all of the tangible assets of Combine Optical Management Corp. (“Combine”) for an aggregate purchase price of $2,410,000. Combine, which is based in Florida, operates an optical group purchasing business which provides its members vendor discounts on optical products. Also acquired in this transaction was a development stage neutraceutical business that is focused on the development and distribution of nutritional supplements targeted to consumers with pre-dispositions to certain optical diseases and conditions. COM had 909 active members in its optical group purchasing business as of December 31, 2006.

The purchase price consisted of cash payable as follows: (i) $700,000 paid at closing; (ii) a promissory note (without interest) in the amount of $1,273,000 with $498,000 payable on October 1, 2007, $300,000 payable on October 1, 2008, $250,000 payable on October 1, 2009, and $225,000 payable on October 1, 2010; and (iii) a promissory note in the amount of $500,000 (with interest at 7% per annum) payable in sixty, equal monthly installments of $9,900.60 commencing October 1, 2007; and consisted of 3,515,625 stock options to purchase shares of the Company’s common stock. The options have an exercise price of $0.15, which was the closing price on the date of grant. All of the options vested immediately and expire 10 years from the date of grant. Additionally, commencing on September 29, 2010, and expiring September 28, 2016, 2,187,500 options may be put back to the Company at a put price per share of $0.32. The fair value of such options, approximately $139,000, was calculated using the Black-Scholes method and was included as part of the purchase price.

In connection with this acquisition, the Company entered into a five-year Employment Agreement (the “Agreement”) with the existing President of Combine. The Agreement provides for an annual salary of $210,000, certain other benefits, and an annual bonus based upon an established formula.

The acquisition was accounted for as a business purchase and recorded at the estimated fair value (based on an independent expert’s valuation) of the assets acquired and liabilities assumed, as follows:

Working Capital	$4,000
Property and Equipment	312,000
Intangible Assets, net	833,000
Goodwill	1,479,000
Net assets acquired	$2,628,000

Property and equipment is being depreciated on a straight-line basis over the estimated useful lives of the respective classes of assets, which include a software system developed by COM having a five year useful life. The intangible assets consist of a covenant not-to-compete based on terms provided in the Agreement, which has a five year useful life, customer-related intangibles with an eleven year useful life, and a trade name with an indefinite life.

Page -33-

The following table shows certain unaudited pro forma results of the Company, giving effect to the acquisition of substantially all of the assets of Combine, assuming the acquisition was consummated at the beginning of each of the three years ended December 31, 2006:

	(In thousands)
	2006	2005	2004
Business Segment Net Revenues:
Retail Optical Stores	$14,526	$13,757	$14,314
Optical Group Purchasing Business	16,593	14,833	15,888
Net revenues	$31,119	$28,590	$30,202

Business Segment Income from Continuing Operations:
Retail Optical Stores	$1,926	$571	$884
Optical Group Purchasing Business	411	444	281
Income from continuing operations	$2,337	$1,015	$1,165

NOTE 3 – PER SHARE INFORMATION:

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per common share (“Basic EPS”) is computed by dividing the net income by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing the net income by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Consolidated Statements of Income. Consolidated stock equivalents totaling 1,886,020, 3,291,020 and 5,340,153 were excluded from the computation of Diluted EPS for the years ended December 31, 2006, 2005 and 2004, respectively, as their effect on the computation of Diluted EPS would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

	(In thousands)
	2006	2005	2004
Numerator:
Income from continuing operations	$2,019	$571	$884
(Loss) from discontinued operations	(159)	(305)	-
Net income	$1,860	$266	$884

Denominator:
Weighted average common shares outstanding	70,324	70,324	69,475
Dilutive effect of stock options and warrants	41,232	42,098	44,221
Weighted average common shares outstanding, assuming dilution	111,556	112,422	113,696

Per Share Information - Basic:
Income from continuing operations	$0.03	$0.00	$0.01
(Loss) from discontinued operations	(0.00)	(0.00)	-
Net income	$0.03	$0.00	$0.01

Per Share Information - Diluted:
Income from continuing operations	$0.02	$0.00	$0.01
(Loss) from discontinued operations	(0.00)	(0.00)	-
Net income	$0.02	$0.00	$0.01

Page -34-

NOTE 4 – FRANCHISE NOTES RECEIVABLE:

Franchise notes held by the Company consist primarily of purchase money notes related to Company-financed conveyances of Company-owned store assets to franchisees, and certain franchise notes receivable obtained by the Company in connection with acquisitions in prior years. Substantially all notes are secured by the underlying assets of the related franchised store, as well as the personal guarantee of the principal owners of the franchise. As of December 31, 2006, these notes generally provided for interest ranging from 6% to 12%.

Scheduled maturities of notes receivable as of December 31, 2006, are as follows (in thousands):

2007	$123
2008	189
2009	21
2010	9
342
Less: allowance for doubtful accounts	(49)
$293

Page -35-

NOTE 5 – VALUATION AND QUALIFYING ACCOUNTS:

Franchise receivables, franchise notes receivable, and other Company receivables, are shown on the Consolidated Balance Sheets net of allowances for doubtful accounts. The following is a breakdown, by major component, of the change in those allowances, along with the accruals for store closings:

	(In thousands) As of December 31,

Franchise Receivables:	2006	2005	2004
Balance, beginning of year	$195	$114	$844
Charged to expense	2	238	206
Reductions, including write-offs	(262)	(162)	(975)
Additions and transfers	175	5	39
Balance, end of year	$110	$195	$114

Optical Purchasing Group Receivables:
Balance, beginning of year	$-	$-	$-
Charged to expense	40	-	-
Reductions, including write-offs	-	-	-
Additions and transfers	-	-	-
Balance, end of year	$40	$-	$-

Franchise Notes Receivables:
Balance, beginning of year	$191	$80	$782
Charged to expense	59	206	37
Reductions, including write-offs	(26)	(90)	(739)
Additions and transfers	(175)	(5)	-
Balance, end of year	$49	$191	$80

Other Company Receivables:
Balance, beginning of year	$2	$47	$118
Charged to expense	32	20	109
Reductions, including write-offs	(32)	(65)	(180)
Additions and transfers	-	-	-
Balance, end of year	$2	$2	$47

Accrual for Store Closings:
Balance, beginning of year	$37	$42	$144
Reductions and transfers	-	(5)	(102)
Balance, end of year	$37	$37	$42

Page -36-

NOTE 6 – PROPERTY AND EQUIPMENT, NET:

Property and equipment, net, consists of the following:

	(In thousands) As of December 31,		Estimated Useful Lives
	2006	2005

Furniture and fixtures	$277	$265	5-7 years
Machinery and equipment	1,707	1,506	3-5 years
Software	685	324	3-5 years
Leasehold improvements	1,048	1,034	10 years*
	3,717	3,129
Less: accumulated depreciation	(2,794)	(2,519)
Property and equipment, net	$923	$610

* Based upon the lesser of the assets’ useful lives or the term of the lease of the related property.

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $282,000, $230,000 and $227,000, respectively, and is reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

NOTE 7 – INTANGIBLE ASSETS, NET:

Intangible assets, net, consist of the following:

	(In thousands) As of December 31,		Estimated Useful Lives
	2006	2005

Customer lists	$333	$-	11 years
Letter of credit fees	22	22	2 years
Non-compete agreement	290	-	5 years
Trade name	210	-	Indefinite
	855	22
Less: accumulated amortization	(47)	(2)
Intangible assets, net	$808	$20

Amortization expense for the year ended December 31, 2006 and 2005 was $45,000 and $2,000, respectively, and is reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Income. No such expense was incurred during 2004.

NOTE 8 – ACCRUAL FOR STORE CLOSINGS:

Effective January 1, 2003, the Company adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which superceded EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” In accordance therewith, the Company records a liability for the cost associated with an exit or disposal activity when the liability is incurred. As of December 31, 2006 and 2005, $37,000 and $37,000, respectively, was accrued as accrual for store closings on the accompanying Consolidated Balance Sheets. No provision for store closings was provided for during the years ended December 31, 2006, 2005 and 2004.

Page -37-

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2006	2005

Accounts payable	$1,945	$1,796
Accrued payroll and fringe benefits	477	400
Accrued professional fees	120	195
Accrued advertising	1,328	1,204
Accrued rent under sublease	218	230
Accrued interest	117	86
Other accrued expenses	390	138
	$4,595	$4,049

NOTE 10 – INCOME TAXES:

As of December 31, 2006 and 2005, net deferred tax assets were approximately $17,000,000 and $19,000,000, respectively, resulting primarily from the future tax benefit of net operating loss carry-forwards. In accordance with SFAS No. 109, the Company has provided a valuation allowance against its net deferred tax assets of approximately $15,600,000 and $19,000,000 as of December 31, 2006 and 2005, respectively. The valuation allowance against the net deferred tax assets decreased by approximately $3,400,000, $500,000 and $2,100,000 during the years ended December 31, 2006, 2005 and 2004, respectively.

The tax effect of temporary differences that give rise to the deferred tax asset as of December 31, 2006 and 2005, are presented below (in thousands):

	2006	2005
Deferred tax assets:
Reserves and allowances	$904	$936
Net operating loss carryforwards	17,999	18,267
Valuation allowance	(17,195)	(18,919)
Total deferred tax assets	1,708	284

Deferred tax liabilities:
Property, plant and equipment	(193)	(193)
Deferred revenue	(24)	(23)
Accrued and other expenses	(91)	(68)
Total deferred tax liabilities	(308)	(284)
Net deferred tax asset	$1,400	$-

As of December 31, 2006, the Company had net operating loss carryforwards for regular tax and alternative minimum taxable income purposes available to reduce future taxable income, which may be limited in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred, or could occur in the future. These carryforwards expire as follows (in thousands):

	Net Operating Loss	AMT Operating Loss

2011	$1,648	$1,564
2012	3,845	3,932
2018	10,927	10,959
2019	1,358	1,358
2020	20,309	20,309
2021	2,369	1,808
2022	4,375	4,310
2023	166	166
	$44,997	$44,406

Page -38-

The Company’s effective tax rate differs from the statutory Federal income tax rate of 34%, primarily due to the effect of state and income taxes and the impact of recording a valuation allowance to offset the potential future tax benefit resulting from net operating loss carry-forwards for all years presented. The following is a reconciliation of the U.S. Federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Federal statutory rate	34.0%	34.0%	34.0%
State and local income taxes, net of federal tax benefit	6.0%	6.0%	6.0%
Net operating loss carryforwards	(40.0%)	(40.0%)	(40.0%)
Effective tax rate	0.0%	0.0%	0.0%

NOTE 11 – LONG-TERM DEBT (INCLUDING RELATED PARTY BORROWINGS):

As of December 31, 2006, principal payments due on the Company's long-term debt and related party borrowings are as follows (in thousands):

Year	Related Party Borrowings (1) (2)	Other Debt (2) (3)

2007	$183	$991
2008	8	415
2009	-	352
2010	-	335
2011	-	83
	$191	$2,176

1)

On December 31, 2002, the Company refinanced certain past due amounts owed to Cohen’s Fashion Optical (“CF”), a retail optical chain owned by certain of the principal shareholders and directors of the Company (Note 15). As a result, the Company signed a 5-year, $200,000 promissory note, in favor of CF, bearing interest at a rate of 10% per annum.

2)

Effective April 14, 2003, in connection with certain Rescission Transactions consummated by the Company on December 31, 2003 (Note 16), the Company signed numerous promissory notes with certain of its shareholders, two of whom are also directors of the Company. The notes, which aggregate $520,000, bear interest at a rate of 6% per annum, and all sums (principal and interest) under the notes are due and payable in April 2007.

3)

In connection with the acquisition of all of the net tangible assets of Combine, the Company entered into two promissory notes with Combine. The first note provides for four annual installment commencing October 1, 2007, totaling $1,273,000 (without interest). The second note, which commenced October 1, 2006, provides for sixty month installments totaling $500,000 at 7% interest per annum.

NOTE 12 – CREDIT FACILITY:

On August 19, 2005, the Company entered into a Credit Agreement (the “Credit Agreement”) with Manufacturers and Traders Trust Corporation (“M&T”), establishing a revolving credit facility (the “Credit Facility”), for aggregate borrowings of up to $2,000,000, which may be used for general working capital needs and certain permitted acquisitions. The initial term of the Credit Facility expires in August 2007, but the term may be renewed in accordance with the terms of the Credit Agreement. Borrowing are payable in August 2007 with interest accruing at the variable rate of LIBOR plus 2.75% per annum in accordance with the terms of a Grid Note. The Credit Facility includes various financial covenants including minimum net worth, maximum funded debt and debt service ratio requirements. As of December 31, 2006, the Company had no outstanding borrowings under the Credit Facility and was in compliance with all financial covenants.

Page -39-

The Company and its wholly-owned subsidiary, VCC, have entered into Security Agreements to ensure repayment of borrowings made under the Credit Facility. Under the terms of the Security Agreements, the Company and VCC have granted M&T a security interest in substantially all of their assets. In addition VCC has guaranteed the repayment of the Company’s obligations under the Credit Facility.

NOTE 13 – SEGMENT REPORTING

The Company follows the provisions of FASB Statement 131, “Disclosures about Segments of a Business Enterprise and Related Information.” During September 2006, the Company acquired substantially all of the tangible assets of Combine, which created two operating segments: Retail Optical Stores and Optical Group Purchasing Business.

The Retail Optical Store segment consists of Company-owned and franchise retail optical stores that offer eye care products and services such as prescription and non-prescription eyeglasses, eyeglass frames, ophthalmic lenses, contact lenses, sunglasses and a broad range of ancillary items. Additionally, the segment also consists of optometric services provided by VCC to members (patients) of certain of those franchise retail optical stores.

The Optical Group Purchasing Business (COM) segment extends product pricing to its members on vendor’s eye care products.

Certain business segment information for continuing operations is as follows:

	(In thousands)
	2006	2005	2004
Business Segment Net Revenues:
Retail Optical Stores	$14,526	$13,757	$14,314
Optical Group Purchasing Business	7,186	-	-
Net revenues	$21,712	$13,757	$14,314

Business Segment Income from Continuing Operations:
Retail Optical Stores	$1,926	$571	$884
Optical Group Purchasing Business	93	-	-
Income from continuing operations	$2,019	$571	$884

The Optical Group Purchasing Business segment includes business activity from August 1, 2006 through December 31, 2006.

Additional business segment information is summarized as follows for the year ended December 31, 2006 (in thousands):

	Retail Optical Stores	Optical Group Purchasing Business	Total

Total Assets	$7,674	$4,923	$12,597
Depreciation and Amortization	264	63	327
Capital Expenditures	388	-	388
Interest Expense	39	9	48

NOTE 14 – COMMITMENTS AND CONTINGENCIES:

Operating Lease Commitments

The Company leases locations for both its Company-owned and franchised stores, as well as its executive and administrative offices. As of December 31, 2006, minimum future rental payments for Company-owned stores and the Company’s executive and administrative offices, as well as for stores leased by the Company and subleased to franchisees, in the aggregate, are as follows (in thousands):

Page -40-

	Total Lease Obligations	Sublease Rentals	Net Company Obligations

2007	$4,427	$3,703	$724
2008	2,130	1,748	382
2009	1,918	1,562	356
2010	1,452	1,160	292
2011	1,229	959	270
Thereafter	4,567	4,301	266
	$15,723	$13,433	$2,290

The Company holds the master lease on certain of its franchised locations and, as part of the franchise agreement, sublets the subject premises to the franchisee. In addition to the fixed rent payable under such master leases, most master leases require payment of a pro rata portion of common area maintenance expenses and real estate taxes, as well as percentage rent based upon the sales volume of the store in question. As required by SFAS No. 13 “Accounting for Leases,” the Company recognizes its rent expense on a straight-line basis over the life of the related lease. In most cases, however, the Company’s obligations are limited due to the holding of leases in a leasehold corporation with limited guarantees from the Company. Rent expense (which was net of sublease rentals of approximately $4,714,000, $4,977,000 and $6,561,000, respectively) was approximately $1,149,000, $1,085,000 and $921,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Contingent rents include, amongst other items, percentage rent and certain year-end common area and real estate tax adjustments. The Company currently does not anticipate that such charges would be material in nature for the Company-owned stores and franchise locations. With respect to franchise locations, the Company acts in an agent capacity with respect to those charges. Additionally, the Company does not hold any of the leases on COM Member locations.

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

Page -41-

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

In August 2005, the Company commenced an action against H&M Optical, Ltd. and Michael Ausiello, in the Supreme Court of the State of New York, County of Nassau, seeking, among other things, monetary damages, in the approximate amount of $110,000, as a result of the defendants' alleged breach of the terms of the Sterling Optical Center Franchise Agreement (and related documents) with the Company to which they are parties. The defendants then asserted counterclaims against the Company, seeking, among other things, money damages arising under the Franchise Agreement and Sublease with the Company, as a result of the Company's alleged violation of such Franchise Agreement and Sublease. In October 2006, the defendant, on his own accord, voluntarily withdrew all of his counterclaims, with prejudice, and without consideration, of any kind, from the Company. In March 2007, the defendant consented to judgment, against the defendant, for liability on the Company’s claims against the defendant.

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

In June 2006, Seacliff Village Shopping Center, Inc. commenced an action against the Company and its subsidiary, Sterling Vision of Seacliff Village, Inc., in the Superior Court of the State of California, Orange County, alleging, among other things, that the Company had breached its obligations under its guaranty of the lease for the former Sterling Optical store located at Seacliff Village. In March, 2007, the parties agreed in principal to the terms of a settlement of this action.

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

In January 2007, PR Prince Georges Plaza, LLC commenced an action against the Company, in the Circuit Court of the State of Maryland, Prince George’s County, alleging, among other things, that the Company had breached its obligations under its guaranty of the lease for the former Sterling Optical store located at The Mall at Prince Georges, 3500 East West Highway, Hyattsville, Prince George’s County, Maryland. The Company believes that it has a meritorious defense to this action. The action is presently in the discovery stage. Although the Company has recorded an accrual for probable losses in the event that the Company shall be held liable in respect of the plaintiff’s claims, the Company does not believe that any such loss is reasonably possible, or, if there is a loss, the Company does not believe that it is reasonably possible that such loss would exceed the amount recorded.

In January 2007, Laurelrising as Owner, LLC commenced an action against the Company, in the Circuit Court of the State of Maryland, Prince Georges County, alleging, among other things, that the Company had breached its obligations under its lease for the former Sterling Optical store located at Laurel Centre Mall, Laurel, Maryland. The Company believes that it has a meritorious defense to this action. The defendant’s time to answer the complaint has not expired as of the date hereof. Although the Company has recorded an accrual for probable losses in the event that the Company shall be held liable in respect of the plaintiff’s claims, the Company does not believe that any such loss is reasonably possible, or, if there is a loss, the Company does not believe that it is reasonably possible that such loss would exceed the amount recorded.

Page -42-

In January 2007, Leon Simon, d/b/a Simon Properties commenced an action against the Company, in the District Court of the State of North Dakota, Cass County, alleging, among other things, that the Company had breached its obligations under its lease for the former Sterling Optical store located at 3301 13th Avenue South, Fargo, North Dakota. The Company believes that it has a meritorious defense to this action. The defendant’s time to answer the complaint has not expired as of the date hereof. Although the Company has recorded an accrual for probable losses in the event that the Company shall be held liable in respect of the plaintiff’s claims, the Company does not believe that any such loss is reasonably possible, or, if there is a loss, the Company does not believe that it is reasonably possible that such loss would exceed the amount recorded.

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

Guarantees

In connection with the Company’s sale of one of its laser vision correction centers, Insight Laser Centers N.Y.I., Inc. (the “Ambulatory Center”) on May 31, 2001, the Company agreed to guarantee certain of the potential ongoing liabilities of the Ambulatory Center. No such guaranteed liabilities were accrued for as of December 31, 2006 and 2005.

In September 2003, the Company entered into a series of agreements, with the owner of the Ambulatory Center and the landlord of the premises, pursuant to which the Company’s future guarantee is now expressly limited to that of the minimum base rent and additional rent, payable under the lease for the premises, as adjusted in accordance with the agreements. In connection with the agreements, the Company agreed to settle its outstanding liabilities allegedly due under its guarantee, which liabilities were settled at lower amounts than the Company had originally accrued for. As of December 31, 2006 and 2005, the Company had no remaining amounts owed relating to this guarantee. However, there can be no assurance that future liabilities will not arise in connection with this guarantee.

As of December 31, 2006, the Company was a guarantor of certain leases of retail optical stores franchised and subleased to its franchisees. In the event that all of such franchisees defaulted on their respective subleases, the Company would be obligated for aggregate lease obligations of approximately $2,721,000. The Company continually evaluates the credit-worthiness of its franchisees in order to determine their ability to continue to perform under their respective subleases. Additionally, in the event that a franchisee defaults under its sublease, the Company has the right to take over operation of the respective location.

Letter of Credit

The Company, through COM, holds a letter of credit with a financial institution in favor of a key vendor of COM to ensure payment of any outstanding invoices not paid by COM. The letter of credit has a one-year term that expires in December 2007. As of December 31, 2006, the letter of credit totaled $250,000, and was secured by a certificate of deposit (totaling $250,000) at the same financial institution, which was included in Prepaid Expenses and Other Current Assets on the accompanying Consolidated Balance Sheets.

NOTE 15 – EXECUTIVE COMPENSATION:

The Company’s Chief Executive Officer (“CEO”) has an employment agreement with one of its key executives, which extends through November 2009. The agreement provides for an annual salary of $275,000, certain other benefits, and may be eligible for bonus compensation to be determined by the Company’s Board of Directors based on the Company’s previous calendar’s year performance. Additionally, the Company’s Chief Operating Officer and Chief Marketing Officer were eligible to receive an incentive bonus based on substantially the same terms as provided to the CEO, under the terms of the CEO’s previous employment agreement. No such bonuses were achieved for the years ended December 31, 2006, 2005 and 2004, respectively.

Additionally, in connection with the acquisition of Combine, the Company entered into a five-year Employment Agreement (the “Agreement”) with the existing President of Combine. The Agreement provides for an annual salary of $210,000, certain other benefits, and an annual bonus based upon an established formula. For the year ended December 31, 2006, there was

Page -43-

approximately $21,000 of such bonus reflected in the accompanying Consolidated Statement of Income. Such bonus achieved will be paid in April 2007.

NOTE 16 – RELATED PARTY TRANSACTIONS:

On January 10, 2002, the Company relocated to an office building located in Garden City, New York, and entered into a sublease with CF for one of the two floors then being subleased to CF. Occupancy costs were being allocated between the Company and CF based upon the respective square footages being occupied. For the years ended December 31, 2006, 2005 and 2004, the Company paid approximately $156,000, $148,000 and $156,000, respectively, for rent and related charges under this sublease. Management believes that the sublease was at fair market value. Such sublease expired in November 2006. Effective December 1, 2006, the Company entered into a new sublease for such location, which was with an unrelated party.

On December 31, 2002, the Company refinanced certain past due amounts, owed to CF. In connection therewith, the Company signed a 5-year, $200,000 promissory note, in favor of CF, bearing interest at a rate of 10% per annum. As of December 31, 2006, $56,000 remained on the accompanying Consolidated Balance Sheet.

Effective April 14, 2003, in connection with certain Rescission Transactions consummated by the Company on December 31, 2003, the Company signed promissory notes with two of its current directors, who are also shareholders, of the Company. The notes, which aggregate $135,000, bear interest at a rate of 6% per annum, and all sums (principal and interest) under the notes are due and payable in April 2007. As of December 31, 2006 and 2005, the Company had $30,000 and $22,000, respectively, of interest accrued for in accounts payable and accrued liabilities on the accompanying Consolidated Balance Sheets. In each of the years ended December 31, 2006, 2005 and 2004, the Company incurred $8,000 of interest expense on the accompanying Consolidated Statements of Operations.

The Company’s Chief Executive Officer serves on the Board of Directors of Newtek Business Services, Inc. (“NBSI”), a company that provides various financial services to both small and mid-sized businesses. The Company utilizes the bank and non-bank card processing services of one of NBSI’s affiliated companies. For the years ended December 31, 2006, 2005 and 2004, the Company paid approximately $71,000, $66,000 and $65,000, respectively, to such affiliate for such services provided. Additionally, the Company utilizes insurance administrative services of one of NBSI’s affiliated companies. No payments are made directly to that affiliate. The Company believes that the cost of such services were as favorable to the Company as those which could have been obtained from an unrelated third party.

During 2006, 2005 and 2004, the Company purchased eyeglass frames from Viva International Group (“Viva”), a frame manufacturing and distribution company that was owned by one of the directors of the Company until March 2005. The director was elected to the Board of Directors in July 2004. For the years ended December 31, 2006, 2005 and 2004, the total cost of such eyeglass frames was approximately $62,000, $61,000 and $103,000. The Company believes that the cost of such product was as favorable to the Company as those which could have been obtained from an unrelated third party.

During the ordinary course of business, primarily due to the fact that the entities occupied office space in the same building, and in an effort to obtain savings with respect to certain administrative costs, the Company and CF will at times share in the costs of minor expenses. Management believes that these expenses have been appropriately accounted for herein.

In the opinion of the Company’s management, all of the above transactions were conducted at “arms-length.”

NOTE 17 – SHAREHOLDERS’ EQUITY:

Conversion of Senior Convertible Preferred Stock

As of December 31, 2006, there were approximately 0.74 shares of Senior Convertible Preferred Stock outstanding with a stated value of approximately $74,000, convertible into Common Stock at a rate of $0.75. The sole remaining holder of the Company’s Senior Convertible Preferred Stock has the right to vote, as a single class, with the Common Stock, on an as-converted basis, on all matters on which the holders of the Company’s Common Stock are entitled to vote.

Issuance of Common Stock for Consulting Services

On September 7, 2004, the Company’s Board of Directors approved the terms of an agreement whereby it agreed to issue to Greenberg Traurig LLP, in exchange for certain legal services rendered in connection with the Company’s proxy contest (Note 18), warrants to purchase up to 100,000 shares of the Company’s Common Stock at an exercise price per share of

Page -44-

$0.25. The warrants are immediately exercisable and will expire on September 6, 2014. As a result of this issuance, the Company incurred a charge to earnings of approximately $5,000, representing the fair value of the warrants issued, which is reflected in selling, general and administrative expenses on the accompanying Consolidated Statements of Income for the year ended December 31, 2004.

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

Settlement with Subject Shareholders

Recognizing that the Subject Shareholders that participated in the Rescission Transactions (see “Rescission of Units and Warrants” above) suffered certain damages in connection therewith, on December 31, 2003, the Company granted to the Subject Shareholders, in the aggregate, new warrants to purchase 59,210,028 shares of Company Common Stock. The exercise prices of the new warrants issued to each of the Subject Shareholders ranged from $0.0465 to $0.0489. These exercise prices were calculated with the intention of allowing the Subject Shareholders to purchase equity of the Company on

Page -45-

substantially the same economic terms that they would have been originally entitled pursuant to the Rights Offering, but for the Rescission Transactions. The new warrants became exercisable on April 15, 2006 and expire on April 14, 2008.

NOTE 18 – STOCK OPTIONS AND WARRANTS:

Sterling Stock Option Plan

In February 2005, the Company amended its 1995 Stock Incentive Plan (the “Plan”) to increase the number of shares of Common Stock permitted to issue thereunder from 7,000,000 to 25,000,000. The Plan permits the issuance of options to selected employees and directors of, and consultants to, the Company and provides that the term of each award be determined by the Compensation Committee (the “Committee”), which is charged with administering the Plan. The Plan provides the Board with the ability to grant options in excess of the number of shares reserved for issuance in connection with the Plan, provided that the Board obtains shareholder approval to amend the Plan to increase the shares reserved for issuance underlying option grants within 12 months of the date of grant. Under the terms of the Plan, options may be qualified or non-qualified and granted at exercise prices and for terms to be determined by the Committee. Additionally, certain options previously issued under the Plan provide that notwithstanding the termination of the Company’s employment of any such employee/holder, he/she will retain the right to exercise those options that have previously vested in his/her favor until such time that the options expire in accordance with the terms of the original grant.

A summary of the options issued under the Plan is presented in the table below:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of period	17,151,615	$ 0.55	16,648,748	$ 0.62	4,605,635	$ 3.69
Granted	3,815,625	$ 0.15	985,000	$ 0.16	13,284,114	$ 0.14
Exercised	-	$ -	-	$ -	(100,000)	$ 0.05
Canceled, forfeited or expired	(835,000)	$ 1.44	(482,133)	$ 5.97	(1,141,001)	$ 5.85

Options outstanding, end of period	20,132,240	$ 0.44	17,151,615	$ 0.55	16,648,748	$ 0.62

Options exercisable, end of period	19,942,240	$ 0.44	8,270,834	$ 0.99	5,769,634	$ 1.79

Of the total options outstanding as of December 31, 2006, there were 17,704,739 held by current employees of the Company, and 2,427,501 held by outside directors of the Company, outside consultants and former employees. Of the total options granted during 2006, 3,515,625 were granted to the former President of Combine (currently an employee of the Company), and 300,000 were granted to certain members of the board of directors of the Company. There were no grants during 2006 to outside consultants or former employees.

On December 29, 2004, the Committee granted an aggregate of 13,284,114 stock options to the Company’s executive officers, all at an exercise price of $0.14, which was the closing price on the date of grant. The stock options vested according to the following schedule: (1) 2,405,000 on December 29, 2004; (2) 2,405,000 on December 29, 2005; (3) 6,069,114 on April 16, 2006; and (4) 2,405,000 on December 29, 2006. For the years ended December 31, 2006, 2005 and 2004, the Company incurred a non-cash charge to earnings of approximately $458,000, $129,000 and $129,000, respectively, reflected in the selling, general and administrative expenses on the accompanying Consolidated Statements of Operations representing the fair value of the immediately vested options. All of these options expire 10 years from the date of grant.

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

On November 22, 2005, the Committee granted an aggregate of 610,000 stock options to certain of the Company’s employees, all at an exercise price of $0.16, which was the closing price on the date of grant. The stock options vest according to the following

Page -46-

schedule: (1) 203,333 vested immediately; (2) 203,333 vested on November 22, 2006; and (3) 203,334 vest on November 22, 2007. During the year ended December 31, 2006 and 2005, the Company incurred a non-cash charge to earnings of approximately $16,000 and $15,000, respectively, reflected in selling, general and administrative expenses on the accompanying Consolidated Statements of Operations representing the fair value of the options. There remains approximately $10,000 of non-cash charges to earnings for the portion of the options that are not vested as of December 31, 2006, which charges will be reflected in future Consolidated Statements of Operations. All of these options expire 10 years from the date of grant.

On April 27, 2006, the Company’s Compensation Committee granted an aggregate of 300,000 stock options to certain of the Company’s independent, non-employee directors, all at an exercise price of $0.12, which was the closing price on the date of grant. The stock options vested immediately. During the year ended December 31, 2006, the Company incurred a non-cash charge to earnings of approximately $12,000, reflected in selling, general and administrative expenses on the accompanying Consolidated Statements of Operations representing the fair value of the options. All of these options expire 10 years from the date of grant.

On September 29, 2006, in connection with the acquisition of Combine, the Company granted 3,515,625 stock options to the President of Combine (currently an employee of the Company) all at an exercise price of $0.15, which was the closing price on the date of grant. The stock options vested immediately. The fair value of such options, approximately $139,000, was calculated using the Black-Scholes method, was included as part of the purchase price and is reflected in excess costs over net assets acquired on the accompanying Consolidated Balance Sheets as of December 31, 2006. All of these options expire 10 years from the date of grant. Additionally, commencing on September 29, 2010, and expiring September 28, 2016, 2,187,500 options may be put back to the Company at a put price per share of $0.32.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of		Remaining	Exercise		Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$0.05 to $0.08	400,000	6.41	$ 0.05	400,000	$ 0.05
$0.09 to $0.14	13,584,114	8.15	$ 0.14	13,584,114	$ 0.14
$0.15 to $0.23	4,610,625	8.61	$ 0.15	4,420,625	$ 0.15
$0.24 to $0.36	670,000	4.34	$ 0.32	670,000	$ 0.32
$1.32 to $1.98	5,000	2.83	$ 1.88	5,000	$ 1.88
$3.00 to $4.50	95,000	2.45	$ 3.37	95,000	$ 3.37
$4.51 to $6.77	250,834	2.34	$ 5.91	250,834	$ 5.91
$6.78 to $8.25	516,667	2.44	$ 8.09	516,667	$ 8.09

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005	2004

Expected life (years)	1-2	1-2	1
Interest rate	5.00%	3.97%-4.32%	3.00%
Volatility	62%-80%	80%	98%
Dividend yield	-	-	-

Stock Purchase Warrants

As a result of certain Rescission Transactions entered into by the Company on December 31, 2003 (Note 17), the Company issued warrants to purchase 59,210,028 shares of Company Common Stock to certain Subject Shareholders. The exercise prices of the warrants issued ranged from $0.0465 to $0.0489, became exercisable on April 15, 2006, and expire on April 14, 2008. As of December 31, 2006, no such warrants were exercised.

In September 2004, the Company issued 100,000 warrants to Greenberg Traurig LLP (Note 17) at an exercise price of $0.25, all of which were immediately exercisable and will expire on September 6, 2014.

Page -47-

On December 30, 2004, the Committee made two issuances, to the Company’s general counsel, of warrants to purchase an aggregate of 1,380,885 shares of Common Stock at an exercise price of $0.14, which was the closing price on the date of grant. The warrants vested according to the following schedule: (1) warrants to purchase 250,000 shares vested immediately; (2) warrants to purchase an additional 250,000 shares vested on December 30, 2005; (3) warrants to purchase an additional 630,885 shares vested on April 16, 2006; and (4) warrants to purchase an additional 250,000 vested on December 30, 2006. For the years ended December 31, 2006, 2005 and 2004, the Company incurred a non-cash charge to earnings of approximately $48,000, $14,000 and $14,000, respectively, reflected in selling, general and administrative expenses on the accompanying Consolidated Statements of Operations representing the fair value of the warrants vested. All such warrants expire 10 years from the date of issuance.

A summary of the warrants issued is presented in the table below:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of period	60,690,913	$ 0.05	62,867,913	$ 0.31	54,831,949	$ 0.40
Granted	-	$ -	-	$ -	60,690,913	$ 0.05
Exercised	-	$ -	-	$ -	(2,723,993)	$ 0.04
Canceled, forfeited or expired	-	$ -	(2,177,000)	$ 7.59	(49,930,956)	$ 0.05

Options outstanding, end of period	60,690,913	$ 0.05	60,690,913	$ 0.05	62,867,913	$ 0.31

Options exercisable, end of period	60,690,913	$ 0.05	600,000	$ 0.16	3,407,885	$ 6.56

The following table summarizes information about warrants outstanding and exercisable as of December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of		Remaining	Exercise		Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$0.01 to $0.04	59,210,028	1.29	$ 0.05	59,210,028	$ 0.05
$0.09 to $0.14	1,380,885	8.00	$ 0.14	1,380,885	$ 0.14
$0.24 to $0.36	100,000	7.69	$ 0.25	100,000	$ 0.25

The fair value of each warrant granted during 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2004

Expected life (years)	1
Interest rate	2.20-3.00%
Volatility	98%
Dividend yield	-

NOTE 19 - THE PROXY CONTEST AND RELATED LITIGATION

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

Page -48-

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

Accordingly, the Company’s director nominees, Seymour G. Siegel, Alan Cohen and Harvey Ross, were elected to serve as Class I directors of the Company, for a term of one year expiring in 2005 (such directors were re-elected for an additional two years at the Company’s 2005 Annual Meeting), and Joel L. Gold, Robert Cohen and Christopher G. Payan were elected as Class II directors of the Company, for a term of two years expiring in 2006 (such directors were re-elected for an additional two years at the Company’s 2006 Annual Meeting)..

On July 28, 2004, the aforementioned action was dismissed by Horizons, without prejudice, on consent.

During the year ended December 31, 2004, the Company incurred approximately $581,000 of costs associated with the proxy contest and related litigation.

NOTE 20 – 401(K) EMPLOYEE SAVINGS PLANS:

Emerging Vision, Inc. and VisionCare of California, Inc., each sponsor a 401(k) Employee Savings Plan (the “401(k) Plan”) to provide all qualified employees of these entities with retirement benefits. Presently, the administrative costs of each 401(k) Plan are paid entirely by such qualified employees, with no matching contributions having been provided by the Company.

NOTE 21 – FOURTH QUARTER CHARGES:

In the fourth quarter of 2006, the Company recognized non-cash equity compensation charges of approximately $40,000 related to the issuance of stock options and warrants, incurred $131,000 of depreciation and amortizations expense ($63,000 related to the assets acquired from Combine), recorded bad debt expense of approximately $51,000 related to certain of its franchise and notes receivables that management deemed uncollectible, in addition to establishing an allowance of approximately $40,000 on optical purchasing group receivables, incurred approximately $177,000 of advertising expenses related to the Company’s new marketing campaign for Company-owned stores, and incurred approximately $101,000 of expenses related to the Company’s franchise convention.

Page -49-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in the Company’s internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Page -50-

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2007 Annual Meeting of Stockholders, but not to be filed later than April 30, 2007 (120 days after the close of our fiscal year ended December 31, 2006).

Item 11. Executive Compensation

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2007 Annual Meeting of Stockholders, but not to be filed later than April 30, 2007 (120 days after the close of our fiscal year ended December 31, 2006).

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2007 Annual Meeting of Stockholders, but not to be filed later than April 30, 2007 (120 days after the close of our fiscal year ended December 31, 2006).

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2007 Annual Meeting of Stockholders, but not to be filed later than April 30, 2007 (120 days after the close of our fiscal year ended December 31, 2006).

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2007 Annual Meeting of Stockholders, but not to be filed later than April 30, 2007 (120 days after the close of our fiscal year ended December 31, 2006).

Page -51-

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Report:

1. Financial Statements.

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Income for the Years Ended December 31, 2006,
2005 and 2004

Consolidated Statements of Shareholders' Equity (Deficit) for the Years Ended
December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31,
2006, 2005 and 2004

Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, are not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits

EXHIBIT INDEX

Exhibit

Number

(2.1)           Asset Purchase Agreement, dated September 29, 2006, among Emerging Vision, Inc., COM Acquisition, Inc., Combine Optical Management Corp. and Neil Glachman (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q, dated November 14, 2006)

(2.2)           Promissory Note, dated September 29, 2006, made payable by COM Acquisition, Inc. and Emerging Vision, Inc. to the order of Combine Optical Management Corp., in the original principal amount of $1,273,000 (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q, dated November 14, 2006)

(2.3)           Promissory Note, dated September 29, 2006, made payable by COM Acquisition, Inc. and Emerging Vision, Inc. to the order of Combine Optical Management Corp., in the original principal amount of $500,000 (incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q, dated November 14, 2006)

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

Page -52-

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

Page -54-

(10.14)       Credit Agreement, dated August 19, 2005, between Emerging Vision, Inc. and Manufacturers and Traders Trust Corporation (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

(10.15)       Standard LIBOR Grid Note, dated August 19, 2005, between Emerging Vision, Inc. and Manufacturers and Traders Trust Corporation (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

(10.16)       Security Agreement, dated August 19, 2005, between Emerging Vision, Inc. and Manufacturers and Traders Trust Corporation (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

(10.17)       Trademark Security Agreement, dated August 19, 2005, between Emerging Vision, Inc. and Manufacturers and Traders Trust Corporation (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

(10.18)       VisionCare Guaranty, dated August 19, 2005, between Emerging Vision, Inc. and Manufacturers and Traders Trust Corporation (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

(10.19) * Employment Agreement, dated September 29, 2006, between Emerging Vision, Inc. and Neil Glachman

(10.20) * Employment Agreement, dated December 1, 2006, between Emerging Vision, Inc. and Christopher G. Payan

(14.1)         Corporate Code of Ethics of Emerging Vision, Inc., dated November 14, 2005 (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

(21.1) * List of Subsidiaries

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

Page -55-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGING VISION, INC.

By: /s/ Christopher G. Payan
Christopher G. Payan
Chief Executive Officer

Date: April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher G. Payan	Chief Executive Officer and Director	April 2, 2007
Christopher G. Payan	(Principal Executive Officer)

/s/ Brian P. Alessi	Chief Financial Officer and Treasurer	April 2, 2007
Brian P. Alessi	(Principal Financial and Accounting Officer)

/s/ Dr. Alan Cohen	Chairman of the Board of Directors	April 2, 2007
Dr. Alan Cohen

/s/ Dr. Robert Cohen	Director	April 2, 2007
Dr. Robert Cohen

/s/ Joel L. Gold	Director	April 2, 2007
Joel L. Gold

/s/ Harvey Ross	Director	April 2, 2007
Harvey Ross

/s/ Seymour G. Siegel	Director	April 2, 2007
Seymour G. Siegel

Page -56-