Form 10-K/A
period 2006-12-31
EMERGING VISION INC
filed 2007-04-30
CIK 1002554

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

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

Page -1-

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

Page -2-

EXPLANATORY NOTE

Emerging Vision, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to include in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2007 (the “Original Filing”), the information required to be reported in the items of Part III originally expected to be incorporated by reference to the definitive proxy statement to be delivered to stock holders in connection with the 2007 Annual Meeting of Stockholders, and the officer certifications, included with this Amendment No. 1.

Except for the addition of the Part III information and the filing of related certifications, no other changes have been made to the Original Filing. This Amendment No. 1 does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events.

Page -3-

PART III

Item 10. Directors and Executive Officers of the Registrant

The Board presently consists of six directors. The directors of Emerging Vision, Inc. (“EVI” or the “Company”) are divided into two classes, designated as Class 1 and Class 2, respectively. Directors of each Class are elected at the Annual Meeting of the Shareholders of EVI held in the year in which the term of such Class expires, and serve thereafter for two years, or until their respective successors are duly elected and qualified or their earlier resignation, removal from office, retirement or death. Dr. Alan Cohen, Mr. Seymour G. Siegel and Mr. Harvey Ross presently serve as Class 1 Directors and are scheduled to hold office until the 2007 Annual Meeting of Shareholders. Dr. Robert Cohen, Mr. Joel L. Gold and Mr. Christopher G. Payan presently serve as Class 2 Directors and are scheduled to hold office until the 2008 Annual Meeting of Shareholders.

INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of EVI are as follows:

Name	Age	Director Since	Position

Alan Cohen, O.D.	56	1992	Chairman of the Board of Directors
Robert Cohen, O.D.	63	1992	Director
Joel L. Gold	65	1995	Director
Harvey Ross	62	2004	Director
Seymour G. Siegel	64	2004	Director
Christopher G. Payan	32	2004	Chief Executive Officer and Director
Myles Lewis	39		Chief Operating Officer
Samuel Z. Herskowitz	37		Chief Marketing Officer
Brian P. Alessi	31		Chief Financial Officer and Treasurer
Dr. Nicholas Shashati	47		President – VisionCare of California, Inc. (“VCC”)
Neil Glachman	53		President – Combine Buying Group, Inc. (“COM”)

Dr. Alan Cohen has served as a director of the Company since its inception; and, as of May 31, 2002, became the Company’s Chairman of the Board of Directors. He also served as Chief Operating Officer of the Company from 1992 until October 1995, when he became Vice Chairman of the Board of Directors, and as the Company’s President, Chief Executive Officer and Chief Operating Officer from October 1998 through April 17, 2000, when he became President of the Company’s retail optical store division, which position Dr. Cohen resigned from on January 9, 2001. Dr. Cohen, together with his brother, Dr. Robert Cohen, are the owners of Meadows Management, LLC (“Meadows”), which, until April 9, 2000, rendered consulting services to the Company. From 1974 to the present, Dr. Alan Cohen has been engaged in the retail and wholesale optical business. For more than 10 years, Dr. Cohen has also been a director, principal shareholder and officer of Cohen Fashion Optical, Inc. and its affiliates (“CF”), which currently maintains its principal offices in New York City. Since January 15, 2001, Dr. Cohen has served as President of General Vision Services, LLC (“GVS”), and, since October 2003, has served as an officer of Vision World, LLC (“Vision World”), each of which currently maintains its principal offices in New York City. Dr. Cohen and his brother, Dr. Robert Cohen, are also shareholders of CF and members of GVS and Vision World. CF and GVS each engage in, among other things, the operation (and, in the case of CF, franchising) of retail optical stores similar to those operated and franchised by the Company. GVS and Vision World also administer third party benefit programs similar to those being administered by the Company. Dr. Cohen is also an officer and a director of several privately held management and real estate companies and other businesses. Dr. Cohen graduated from the Pennsylvania School of Optometry in 1972, where he received a Doctor of Optometry degree.

Dr. Robert Cohen had served as Chairman of the Board of Directors of the Company from its inception through April 7, 2000, when he resigned as Chairman, but not as a director. He also served as Chief Executive Officer of the Company from its inception until October 1995. Dr. Cohen, together with his brother, Dr. Alan Cohen, are the owners of Meadows, which, until April 9, 2000, rendered consulting services to the Company. From 1968 to the present, Dr. Robert Cohen has been engaged in the retail and wholesale optical business. For more than 10 years, Dr. Cohen has also served as President and a director of CF. Since January 15, 2001, Dr. Cohen has served as the Chief Executive Officer of GVS, and, since October 2003, has served as an officer of Vision World. Dr. Cohen and his brother, Dr. Alan Cohen, are also shareholders of CF and members of GVS and Vision World. Dr. Cohen is also an officer and a director of several privately held management and real estate companies and other businesses. Dr. Cohen graduated from the Pennsylvania School of Optometry in 1968, where he received a Doctor of Optometry degree.

Page -4-

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

Seymour G. Siegel has served as a director of the Company since July 2004. Mr. Siegel is a certified public accountant and a principal in the Business Consulting Group of Rothstein, Kass & Company, P.C., an accounting and consulting firm. From 1974 to 1990 he was managing partner and founder of Siegel Rich and Co., P.C., CPAs, which merged into M.R. Weiser & Co., LLC where he was a senior partner. He formed Siegel Rich Inc. in 1994, which in April 2000 became a division of Rothstein, Kass & Company, P.C. Mr. Siegel has been a director, trustee and officer of numerous businesses, philanthropic and civic organizations. He has served as a director and member of the audit committees of Barpoint.com, Oak Hall Capital Fund, Prime Motor Inns Limited Partnership and Noise Cancellation Technologies, all public companies. Mr. Siegel currently serves as a director and chairman of the audit committee of Hauppauge Digital, Inc., Gales Industries, Inc., and is the chairman of the audit and a member of the compensation committee of Global Aircraft Solutions, Inc.

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

Page -5-

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

Neil Glachman was appointed President of the Company’s wholly owned subsidiary, COM, in September 2006, following the COM’s acquisition of Combine Optical Management Corp. (“Combine”), a company founded and currently owned by Mr. Glachman since 1989. From 1989 through 1995, under Combine, Mr. Glachman acquired three competitive group purchasing organizations that supported independent optical offices. In 1986, Mr. Glachman founded Ocular Insight, Inc., a group purchasing organization that supported optical franchise owners. Mr. Glachman has 27 years of optical industry experience including positions with Johnson & Johnson, Dow Corning Ophthalmics, and American Hydron. Mr. Glachman also serves on the boards of directors and is an officer of several private companies.

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

Based solely on a review of the copies of such forms furnished to EVI, or written representations that no Forms 5 were required, EVI believes that, during the year ended December 31, 2006, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.

AUDIT COMMITTEE

The Audit Committee of the Board of Directors is responsible for recommending independent accountants to the Board, reviewing the Company’s financial statements with management and the independent accountants, making an appraisal of the audit effort and the effectiveness of the Company’s financial policies and practices and consulting with management and the independent accountants with regard to the adequacy of internal accounting controls. The Audit Committee operates under a formal charter adopted by the Board of Directors that governs its duties and standards of performance. The Audit Committee charter is posted and can be obtained on the Company’s website at www.emergingvision.com.

Page -6-

The members of the Audit Committee currently are Joel L. Gold, Harvey Ross and Seymour G. Siegel. The Company’s Board of Directors has determined that Seymour G. Siegel is an “audit committee financial expert,” as that term is defined in Item 401(h) of Regulation S-K. The directors who serve on the Audit Committee are “independent” directors based on the definition of independence in the listing standards of the National Association of Securities Dealers. During the year ended December 31, 2006, the Audit Committee met 5 times.

CODE OF ETHICS

The Company adopted a Code of Ethics that applies to all of its officers, directors and employees. The Code of Ethics covers issues such as conflicts of interest, confidentiality and compliance with laws and regulations. The Code of Ethics is posted and can be obtained on the Company’s website at www.emergingvision.com.

Page -7-

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Policy

Our Compensation Committee is, among other things, empowered to review and approve the annual compensation for the executive officers of the Company. This Committee has the responsibility for establishing, implementing, and monitoring our compensation strategy and policy. Among its principal duties, the Committee ensures that the total compensation of the executive officers is fair, reasonable and competitive.

Objectives and Philosophies of Compensation

The primary objective of our compensation policy, including the executive compensation policy, is to help attract and retain experienced, talented leaders who have the intelligence, drive and vision to guide our company through the ever developing landscape of its existing business, and to develop new business initiatives. This policy is designed to reward the achievement of specific annual and long-term strategic goals aligning executive performance with company growth and shareholder value. In addition, the Board of Directors strives to promote an ownership mentality among key management and the Board of Directors.

Setting Executive Compensation

The compensation policy is designed to reward performance. In measuring executive officers' contribution to the Company, the Compensation Committee considers numerous factors, including our growth and financial performance as measured by revenue, gross margin and net income before taxes among other key performance indicators.

Regarding most compensation matters, including executive and director compensation, management provides recommendations to the Compensation Committee; however, the Compensation Committee does not delegate any of its functions to others in setting compensation. The Compensation Committee does not currently engage any consultant related to executive and/or director compensation matters, but has, in the past, retained a consultant to assist the Compensation Committee in evaluating executive compensation in light of market factors.

Stock price performance has not been a factor in determining annual compensation because the price of our common stock is subject to a variety of factors outside of management's control. We do not subscribe to an exact formula for allocating cash and non-cash compensation. However, a significant percentage of total executive compensation is performance-based, in order to better align the goals of executives with the goals of stockholders.

Elements of Company's Compensation Plan

The principal components of compensation for our executive officers are:

•	base salary
•	performance-based incentive cash compensation
•	right to purchase the company's stock at a preset price (stock options)
•	retirement and other benefits

Base Salary

We provide named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. Base salary ranges for named executive officers are determined for each executive based on his or her position and responsibility.

During its review of base salaries for executives, the Committee primarily considers:

•	market data
•	internal review of the executives' compensation, both individually and relative to other officers
•	individual performance of the executive

Salary levels are typically evaluated annually as part of our performance review process as well as upon a promotion or other change in job responsibility.

Page -8-

Performance-Based Incentive Compensation

The Compensation Committee’s charter provides it with the latitude to design cash and stock-based incentive compensation programs to promote high performance and achievement of corporate goals, encourage the growth of stockholder value and allow key employees to participate in our long-term growth and profitability.

For stock-based programs, the Committee may grant participants stock options which are the only non-cash incentive currently approved by our stockholders. In granting these awards, the Committee establishes parameters such as vesting schedules and terms of the grants.

All awards of shares of our stock options are made at the market price at the time of the award. Annual awards of stock options to executives and Board members are made at the Committee's regularly scheduled or special meetings.

Stock Option Program

The Stock Option Program assists us in:

•	enhancing the link between the creation of stockholder value and long-term executive incentive compensation
•	providing an opportunity for increased equity ownership by executives
•	maintaining competitive levels of total compensation.

Stock option award levels are determined based on market data, vary among participants based on their positions within the Company and are granted at the Committee's regularly scheduled and special meetings. Options are awarded at the Over-the-Counter Bulletin Board closing price of our Common Stock on the date of the grant. The Committee has never granted options with an exercise price that is less than the closing price of the Company's Common Stock on the grant date, nor has it granted options which are priced on a date other than the grant date.

Options granted by the Committee vest according to a variety of vesting schedules, with the Committee endeavoring to ensure that the vesting schedule has a close nexus with the performance of the executive. Vesting rights cease upon termination of employment for executives and Board members. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights.

Beginning on January 1, 2003, we began accounting for stock-based payments including its Stock Option Program and its Employee Stock Purchase Plan in accordance with the requirements of FASB Statement 123(R).

Retirement and Other Benefits

All of our employees residing in the United States are eligible to participate in our 401-k Retirement Plan.

401-k Retirement Plan

In January 1995, we instituted a 401(k) Plan covering substantially all full-time employees with six months of service. Under the Plan, employees may elect to defer up to 15% of compensation (subject to certain limitations).

Employee Stock Purchase Plan

We do not currently have an established Employee Stock Purchase Plan.

Perquisites and Other Personal Benefits

We provide some executive officers with perquisites and other personal benefits that we and the Committee believe are reasonable and consistent with its overall compensation program to better enable us to attract and retain superior employees for key positions. The Committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers.

Some executive officers are provided use of company automobiles and all employees can participate in the plans and programs described above.

Each of our employees is entitled to receive medical and dental benefits and part of the cost is funded by the employee.

Page -9-

Compensation Committee Report

The Compensation Committee has reviewed and discussed the section in this Amendment No. 1 on Form 10-K/A entitled “Compensation Discussion and Analysis” with Emerging Vision, Inc.’s management. Based on this review and these discussions, the Compensation Committee recommended to Emerging Vision, Inc.’s Board of Directors that this “Compensation Discussion and Analysis” section be included in Emerging Vision, Inc.’s Amendment No. 1 on Form 10-K/A for the fiscal year ended December 31, 2006.

Members of the Compensation Committee

• Seymour Siegel, Chairman
• Joel Gold
• Harvey Ross

Summary Compensation Table

The following table sets forth all compensation for 2006 awarded to or earned by the Company’s Chief Executive Officer, Chief Financial Officer, and the other three most highly compensated executives, other than the Company’s Chief Executive Officer and Chief Financial Officer, as of December 31, 2006 (collectively, the “Named Executive Officers”):

Name and Principal Position	Year	Salary (1)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (2)	Total
Christopher G. Payan, Chief Executive Officer	2006	$ 275,000	--	--	--	--	--	--	$ 275,000
Myles S. Lewis, Chief Operating Officer	2006	$ 190,000	--	--	--	--	--	--	$ 190,000
Samuel Z. Herskowitz, Chief Marketing Officer	2006	$ 190,000	--	--	--	--	--	$ 10,000	$ 200,000
Brian P. Alessi, Chief Financial Officer	2006	$ 140,000	--	--	--	--	--	--	$ 140,000
Dr. Nicholas Shashati, President – VCC	2006	$ 140,000	--	--	--	--	--	--	$ 140,000

(1) Represents annual salary paid to the executives of the Company.
(2) Represents car allowance payments.

Page -10-

GRANTS OF PLAN-BASED AWARDS IN 2006

There were no equity-based awards granted to the Named Executive Officers nor were any non-equity awards granted with future payouts during 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding exercisable and unexercisable stock options held by each of the Named Executive Officers on December 31, 2006:

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#) (1)	Option Exercise Price ($)	Option Expiration Date
Christopher G. Payan	7,208,220	-	0.14	12/29/2014
	50,000	-	0.26	7/16/2011
Myles S. Lewis	3,314,124	-	0.14	12/29/2014
	50,000	-	0.33	4/26/2011
Samuel Z. Herskowitz	1,841,180	-	0.14	12/29/2014
	37,500	-	0.33	4/26/2011
	20,000	-	6.31	12/14/2009
	10,000	-	3.25	4/9/2009
Brian P. Alessi	920,590	-	0.14	12/29/2014
Dr. Nicholas Shashati	133,334	-	0.16	11/22/2015
	100,000	-	0.33	4/26/2011
	20,000	-	6.31	12/14/2009
	10,000	-	3.25	4/9/2009
	-	66,666	0.16	11/22/2015

(1)	Options become available on November 22, 2007.

OPTIONS EXERCISED AND STOCK VESTED

There were no options exercised or stock awards that vested by the Named Executive Officers during 2006.

PENSION BENEFITS

The Company does not provide a pension plan for its employees.

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

Other than with respect to the reimbursement of expenses, directors who are employees or executive officers of the Company will not

Page -11-

receive additional compensation for serving as a director.

The following table represents the compensation provided by the Company to each of the persons who served as a director during 2006, except for Christopher G. Payan, our Chief Executive Officer, who’s compensation is set forth in the Summary Compensation Table. Mr. Payan did not receive any additional consideration for his service on the Board of Directors:

Name	Fees earned or paid in cash	Stock Awards	Option Awards (2)	All Other Compensation	Total
Alan Cohen, O.D.	$26,000	--	--	--	$ 26,000
Robert Cohen, O.D.	$26,000	--	--	--	$ 26,000
Joel L. Gold	$23,000	--	--	--	$ 23,000
Harvey Ross	$26,000	--	$11,808	--	$ 37,808
Seymour G. Siegel (1)	$36,000	--	$11,808	--	$ 47,808

(1) Mr. Siegel received an additional $10,000 during 2006 in consideration for serving as Chairman of the Audit Committee.

(2)   The amounts in this column reflect the compensation expenses recognized for the year ended December 31, 2006 in connection with the 150,000 options granted to both Mr. Ross and Mr. Siegel in April 2006.

Page -12-

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

I.	COMMON STOCK:

The following table sets forth information, as of April 2, 2007, regarding the beneficial ownership of our common stock by: (i) each shareholder known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock; (ii) each of our directors; (iii) each of our Named Executive Officers (as said term is defined under the caption “Executive Compensation” below); and (iv) all directors and executive officers of the Company as a group, in each case, based on 70,422,217 total number of common stock outstanding as of that date.

The percentages in the “Percent of Class” column are calculated in accordance with the rules of the SEC, under which a person may be deemed to be the beneficial owner of shares if that person has or shares the power to vote or dispose of those shares or has the right to acquire beneficial ownership of those shares within 60 days (for example, through the exercise of an option or warrant). Accordingly, the shares shown in the table as beneficially owned by certain individuals may include shares owned by certain members of their respective families. Because of these rules, more than one person may be deemed to be the beneficial owner of the same shares. The inclusion of the shares shown in the table is not necessarily an admission of beneficial ownership of those shares by the person indicated. The address of Nicholas Shashati is c/o Sterling VisionCare, 9625 Black Mountain Road, Suite 311, San Diego, California 92126. The address of Drs. Alan and Robert Cohen is c/o General Vision Services, 520 8th Avenue, New York, New York 10018. The address of Joel L. Gold is c/o Andrew Garrett, 425 Park Avenue, 22nd Floor, New York, New York 10022. The address of Harvey Ross is 3140 Route 22 West, Somerville, New Jersey 08876. The address of Seymour G. Siegel is c/o Rothstein Kass, 1350 Avenue of the Americas, 15th Floor, New York, New York 10019. The address of Horizons Investors Corp. is 2830 Pitkin Avenue, Brooklyn, New York 11208. The address of Lou Weisbach is c/o Teamscape, LLC, 3100 Dundee Road, Suite 704, Northbrook, IL 60062. The address of all other persons listed below is 100 Quentin Roosevelt Boulevard, Suite 508, Garden City, New York 11530.

Name	Beneficial Ownership	Percent of Class
Christopher G. Payan (a) (b)	8,470,720 (1)	10.9%
Myles S. Lewis (b)	3,497,162 (2)	4.7%
Samuel Z. Herskowitz (b)	2,008,680 (3)	2.8%
Brian P. Alessi (b)	920,590 (4)	1.3%
Dr. Nicholas Shashati (b)	263,334 (5)	*
Dr. Alan Cohen (a)	8,488,222 (6)	11.1%
Dr. Robert Cohen (a)	6,842,588 (7)	9.1%
Joel L. Gold (a)	296,500 (8)	*
Harvey Ross (a)	3,462,288 (9)	4.9%
Seymour G. Siegel (a)	225,000 (10)	*
Horizons Investors Corp.	54,994,307 (11)	54.1%
Lou Weisbach	4,085,000	5.8%
All current directors and executive officers as a group	34,475,084 (12)	36.2%

* less than 1%
(a) Director
(b) Executive officer

(1)	Includes the right to acquire 7,258,220 shares of common stock upon the exercise of presently exercisable, outstanding options.
(2)	Includes the right to acquire 3,364,124 shares of common stock upon the exercise of presently exercisable, outstanding options.

Page -13-

(3)	Includes the right to acquire 1,908,680 shares of common stock upon the exercise of presently exercisable, outstanding options.
(4)	Includes the right to acquire 920,590 shares of common stock upon the exercise of presently exercisable, outstanding options.
(5)

Represents the right to acquire 263,334 shares of common stock upon the exercise of presently exercisable, outstanding options, but excludes the right to acquire 66,666 shares of common stock upon the exercise of outstanding options that are not exercisable until November 22, 2007.

(6)

Includes the right to acquire (i) 275,000 shares of common stock upon the exercise of presently exercisable, outstanding options; (ii) 5,562,753 (and, in the case of Dr. Cohen’s children trusts, 9,200,864) shares of common stock upon the exercise of presently exercisable, outstanding warrants; and (iii) 26,700 shares owned by Dr. Cohen, as custodian for each of Erica and Nicole Cohen (Dr. Cohen’s children, as to which Dr. Cohen disclaims beneficial ownership), but excludes 8,973,800 shares, in the aggregate, held in trust for Dr. Cohen’s minor children, Erica, Nicole, Jaclyn and Gabrielle, as beneficiaries, in respect of which Dr. Cohen is not a trustee and has no dispositive or investment authority, and as to which he disclaims beneficial ownership.

(7)

Includes the right to acquire (i) 275,000 shares of common stock upon the exercise of presently exercisable, outstanding options; and (ii) 4,293,729 (and, in the case of Dr. Cohen’s children, 9,084,906) shares of common stock upon the exercise of presently exercisable, outstanding warrants, but excludes 8,766,566 shares, in the aggregate, owned by Dr. Cohen’s adult children, Allyson, Jeffrey and Stefanie, as to which Dr. Cohen has no dispositive or investment authority and disclaims beneficial ownership.

(8)

Includes 1,500 shares of common stock owned by Mr. Gold’s children and the right to acquire 295,000 shares of common stock upon the exercise of presently exercisable, outstanding options, but excludes an additional 5,000 shares of common stock owned by Mr. Gold’s wife, as to which Mr. Gold disclaims beneficial ownership.

(9)	Includes the right to acquire 225,000 shares of common stock upon the exercise of presently exercisable, outstanding options.
(10)	Includes the right to acquire 225,000 shares of common stock upon the exercise of presently exercisable, outstanding options.
(11)

Represents shares of common stock owned by Horizons Investors Corp., or Horizons, a New York corporation principally owned by Mr. Fernandez, and includes the right to acquire (i) 100,000 shares of common stock upon the exercise of presently exercisable, outstanding options, and (ii) 31,067,776 shares of common stock upon the exercise of presently exercisable, outstanding warrants.

(12)

Includes the right to acquire (i) 15,019,948 shares of common stock upon the exercise of presently exercisable, outstanding options; (ii) the right to acquire 9,856,482 shares of common stock upon the exercise of presently exercisable, outstanding warrants and (iii) 26,700 shares owned by Dr. Cohen, as custodian for each of Erica and Nicole Cohen (as to which Dr. Cohen disclaims beneficial ownership), but excludes the right to acquire 66,666 shares of common stock upon the exercise of options that are not exercisable until November 22, 2007. In accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended, the 24,876,430 shares of common stock for which the Company’s directors and executive officers, as a group, hold currently exercisable options and warrants, have been added to the total number of issued and outstanding shares of common stock solely for the purpose of calculating the percentage of such total number of issued and outstanding shares of common stock beneficially owned by such directors and executive officers as a group.

Reference is made to Note 17 to the Consolidated Financial Statements for more detailed information regarding the Company’s equity compensation plans. The following provides certain information with respect to the Company’s equity compensation plans as of December 31 2006:

	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities available for future issuance under equity compensation plan (excludes securities reflected in column (A)
Authorized by shareholders	20,132,240	$0.44	1,844,624
Not authorized by shareholders	60,690,913	$0.05	-

Page -14-

II.	SENIOR CONVERTIBLE PREFERRED STOCK:

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

Page -15-

Item 13. Certain Relationships and Related Transactions

Cohen’s Fashion Optical

Drs. Robert and Alan Cohen are officers and directors of Cohen’s Fashion Optical, Inc., or CF, including its affiliate, Real Optical, LLC. (“REAL”). CF, which has been in existence since 1978, owns a chain of company-operated and franchised retail optical stores doing business under the name “Cohen’s Fashion Optical.” As of April 2, 2007, CF had 58 franchised stores and 14 company-owned stores. In addition, CF also licenses to retail optical stores the right to operate under the name “Cohen’s Kids Optical” or “Ultimate Spectacle.” As of April 2, 2007, there were 1 Ultimate Spectacle stores located in the State of New York; and REAL, as of such date, operated 3 stores (under the name “Cohen’s Fashion Optical”), all of which were located in New York State. CF and REAL stores are similar to the Company’s retail optical stores. CF has been offering franchises since 1979 and currently has retail optical stores in the States of Connecticut, Florida, New Hampshire, Massachusetts, New Jersey and New York. In the future, Cohen’s Fashion Optical, Cohen’s Kids Optical or Ultimate Spectacle stores may be located in additional states. As of April 2, 2007, approximately 15 CF stores were located in the same shopping center or mall as, or in close proximity to, certain of the Company’s retail optical stores. It is possible that one or more additional Cohen’s Fashion Optical stores, Cohen’s Kids Optical stores or Ultimate Spectacle stores may, in the future, be located near one or more of the Company’s retail optical stores, thereby competing directly with such Company stores. In addition, the Company’s stores and certain of CF’s stores jointly participate, as providers, under certain third party benefit plans obtained by either the Company or CF, which arrangement is anticipated to continue in the future.

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

In the ordinary course of business, the Company and CF will at times share in the costs of minor expenses. Management believes it has appropriately accounted for these expenses.

General Vision Services

In January 2001, General Vision Services, LLC, or GVS, a Delaware limited liability company located in New York City and beneficially owned, in principal part, by Drs. Robert and Alan Cohen and certain members of their respective immediate families (collectively, the “Cohen Family”), acquired substantially all of the assets of General Vision Services, Inc. As of April 2, 2007, GVS operated approximately 18 retail optical stores, principally located in New Jersey and in the New York metropolitan area, which stores are similar to the retail optical stores operated and franchised by the Company. In addition, GVS solicits and administers third party benefit programs similar to those being administered by the Company. GVS does not franchise any retail optical stores. It is possible that a GVS store, or another retail optical store which provides third party benefit plans administered by GVS, may now or in the future be located near one or more of the Company’s retail optical stores and may be competing directly with such store.

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

Page -16-

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

Viva International Group

During 2006, 2005 and 2004, the Company purchased eyeglass frames from Viva International Group (“Viva”), a frame manufacturing and distribution company that was owned by Harvey Ross, a director of the Company, until March 2005. Harvey Ross was elected to the Board of Directors in July 2004. For the years ended December 31, 2006, 2005 and 2004, the total cost of such eyeglass frames was approximately $62,000, $61,000 and $103,000, respectively. The Company believes that the cost of such product was as favorable to the Company as those which could have been obtained from an unrelated third party.

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

Page -17-

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Miller, Ellin & Company LLP, our independent auditors, for professional services rendered for the years ended December 31, 2006 and 2005:

Fee Category	2006	2005

Audit Fees (1)	$117,600	$110,000
Audit-related fees	-	-
Tax fees (2)	-	-
All other fees	2,765	20,238
Total fees	$120,365	$130,238

(1)

Audit fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the years ended December 31, 2006 and 2005.

(2)

The Company uses a different accounting firm to prepare its consolidated federal and state tax returns in connection with IRS regulations. For the years ended December 31, 2006 and 2005, the fees billed to us for such services were $31,500 and $30,000, respectively.

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

Page -18-

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

Page -19-

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

Page -20-

(10.18)       VisionCare Guaranty, dated August 19, 2005, between Emerging Vision, Inc. and Manufacturers and Traders Trust Corporation (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

(10.19)       Employment Agreement, dated September 29, 2006, between Emerging Vision, Inc. and Neil Glachman (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

(10.20)       Employment Agreement, dated December 1, 2006, between Emerging Vision, Inc. and Christopher G. Payan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

(14.1)         Corporate Code of Ethics of Emerging Vision, Inc., dated November 14, 2005 (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

(21.1) List of Subsidiaries (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

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

Page -21-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGING VISION, INC.

By: /s/ Christopher G. Payan
Christopher G. Payan
Chief Executive Officer

Date: April 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher G. Payan	Chief Executive Officer and Director	April 30, 2007
Christopher G. Payan	(Principal Executive Officer)

/s/ Brian P. Alessi	Chief Financial Officer and Treasurer	April 30, 2007
Brian P. Alessi	(Principal Financial and Accounting Officer)

/s/ Dr. Alan Cohen	Chairman of the Board of Directors	April 30, 2007
Dr. Alan Cohen

/s/ Dr. Robert Cohen	Director	April 30, 2007
Dr. Robert Cohen

/s/ Joel L. Gold	Director	April 30, 2007
Joel L. Gold

/s/ Harvey Ross	Director	April 30, 2007
Harvey Ross

/s/ Seymour G. Siegel	Director	April 30, 2007
Seymour G. Siegel

Page -22-