Form 10-Q
period 2007-03-31
EMERGING VISION INC
filed 2007-05-15
CIK 1002554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________

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

As of May 15, 2007, there were 70,323,698 outstanding shares of the Issuer’s Common Stock, par value $0.01 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands, Except Share Data)
ASSETS	March 31,	December 31,
	2007	2006
	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$1,038	$1,289
Franchise receivables, net of allowance of $136 and $110, respectively	1,985	1,620
Optical purchasing group receivables, net of allowance of $40 and $40, respectively	2,364	1,914
Other receivables, net of allowance of $2 and $2, respectively	472	312
Current portion of franchise notes receivable, net of allowance of $44 and $44, respectively	89	79
Inventories, net	479	431
Prepaid expenses and other current assets	772	648
Deferred tax assets, current portion	599	600
Total current assets	7,798	6,893

Property and equipment, net	1,031	923
Franchise notes receivable, net of allowance of $6 and $5, respectively	222	214
Deferred tax asset, net of current portion	891	800
Goodwill, net	2,544	2,745
Intangible assets, net	782	808
Other assets	275	214
Total assets	$13,543	$12,597

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,750	$4,595
Optical purchasing group payables	2,154	1,760
Accrual for store closings	37	37
Short-term debt	991	991
Related party obligations	180	183
Total current liabilities	8,112	7,566

Long-term debt	1,158	1,185
Related party borrowings, net of current portion	-	8
Franchise deposits and other liabilities	487	487

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized: Senior Convertible Preferred Stock, $100,000 liquidation preference per share; 0.74 shares issued and outstanding	74	74
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 70,506,035 share issued and 70,323,698 shares outstanding	705	705
Treasury stock, at cost, 182,337 shares	(204)	(204)
Additional paid-in capital	127,066	127,062
Accumulated deficit	(123,855)	(124,286)
Total shareholders' equity	3,786	3,351
Total liabilities and shareholders' equity	$13,543	$12,597

The accompanying notes are an integral part of these consolidated condensed financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED) (In Thousands, Except Per Share Data)
	For the Three Months Ended March 31,
	2007	2006

Revenues:
Net sales	$2,206	$1,898
Optical purchasing group sales	4,325	-
Franchise royalties	1,741	1,753
Other franchise related fees	53	85
Total revenue	8,325	3,736

Costs and expenses:
Cost of sales	4,321	248
Selling, general and administrative expenses	3,650	2,990
Total costs and expenses	7,971	3,238

Operating income	354	498

Other (expense) income:
Interest on franchise notes receivable	11	11
Gain on sale of company-owned store to franchisee	-	218
Other income	50	11
Interest expense	(65)	(10)
Total other (expense) income	(4)	230

Income from continuing operations before income tax benefit	350	728
Income tax benefit	81	1,261
Income from continuing operations	431	1,989

(Loss) from discontinued operations before income tax benefit	-	(41)
Income tax benefit	-	16
(Loss) from discontinued operations	-	(25)

Net Income	$431	$1,964

Net income per share – basic:
Income from continuing operations	$0.01	$0.03
(Loss) from discontinued operations	-	(0.00)
Net income	$0.01	$0.03

Net income per share – diluted:
Income from continuing operations	$0.00	$0.02
(Loss) from discontinued operations	-	(0.00)
Net income	$0.00	$0.02

Weighted-average number of common shares outstanding:
Basic	70,324	70,324
Diluted	118,974	106,927

The accompanying notes are an integral part of these consolidated condensed financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in Thousands)
	For the Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Income from continuing operations	$431	$1,989
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	110	62
Provision for doubtful accounts	(54)	25
Deferred tax assets	(90)	(1,300)
Non-cash compensation charges related to options and warrants	4	41
Gain on the sale of company-owned store to franchisee	-	(218)
Changes in operating assets and liabilities:
Franchise and other receivables	(462)	(221)
Optical purchasing group receivables	(450)	-
Inventories	(48)	29
Prepaid expenses and other current assets	(124)	29
Intangible and other assets	166	26
Accounts payable and accrued liabilities	155	(2)
Optical purchasing group payables	394	-
Franchise deposits and other liabilities	-	(32)
Net cash provided by operating activities	32	428

Cash flows from investing activities:
Franchise notes receivable issued	(56)	(77)
Proceeds from franchise and other notes receivable	29	50
Proceeds from the sale of company-owned store to franchisee	-	200
Purchases of property and equipment	(218)	(104)
Net cash (used in) provided by investing activities	(245)	69

Cash flows from financing activities:
Payments on borrowings	(38)	(11)
Net cash used in financing activities	(38)	(11)
Net cash (used in) provided by continuing operations	(251)	486
Net cash used in discontinued operations	-	(33)
Net (decrease) increase in cash and cash equivalents	(251)	453
Cash and cash equivalents – beginning of period	1,289	816
Cash and cash equivalents – end of period	$1,038	$1,269

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10	$2
Taxes	$29	$25

The accompanying notes are an integral part of these consolidated condensed financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION:

The accompanying Consolidated Condensed Financial Statements of Emerging Vision, Inc. and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no changes in significant accounting policies since December 31, 2006.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which provides guidance for the recognition of compensation expense as it related to the issuance of stock options and warrants. The Company also adopted the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123.” SFAS No. 148 amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation provided by SFAS No. 123. As permitted by SFAS No. 148, the Company has adopted the fair value method recommended by SFAS No. 123 to effect a change in accounting for stock-based employee compensation. In addition, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which revised SFAS No. 123 to require all share-based payments to employees, including grants of employee stock options, to be recognized based on their fair values.

Stock-based compensation cost of approximately $4,000 and $41,000 is reflected in selling, general and administrative expenses on the accompanying Consolidated Condensed Statements of Income for the three months ended March 31, 2007 and 2006, respectively. The Company determined the fair value of options and warrants issued using the Black-Scholes option pricing model with the following assumptions: 1 to 2 year expected lives; 10-year expiration period; risk-free interest rate ranging from 3.00% to 4.32%; stock price volatility ranging from 80.00% to 98.22%; with no dividends over the expected life.

There were no stock option grants to any of the Company’s employees or directors during the three months ended March 31, 2007.

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

Optical purchasing group sales – Represents product pricing extended to Combine Buying Group, Inc. (“Combine”) members associated with the sale of vendor’s eye care products to such Combine members;

Other franchise related fees – Represents certain franchise fees collected by the Company under the terms of franchise agreements (including, but not limited to, initial franchise fees, transfer fees and renewal fees).

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

Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB’s Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No such amounts were accrued for at January 1, 2007. Additionally, no amounts were accrued for during the three months ended March 31, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Discontinued Operations

In February 2006, the Company discontinued all of its retail operations then being conducted in the state of Arizona and have applied the provision of FASB SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, the Company determined that substantially all of the net assets of the Company-owned stores located in Arizona as of December 31, 2005 were impaired. During the three months ended March 31, 2006, the Company incurred losses, net of taxes, related to the discontinued operations of approximately $25,000. There were no such losses incurred during the three months ended March 31, 2007. As of March 31, 2007, there were no assets remaining associated with the Company’s discontinued operations.

Reclassification

Certain reclassifications have been made to prior year’s consolidated condensed financial statements to conform to the current year presentation.

NOTE 3 – PER SHARE INFORMATION:

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per common share (“Basic EPS”) is computed by dividing the net income by the weighted-average number of common shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing the net income by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s

Consolidated Condensed Statements of Income. Common share equivalents totaling 1,886,020 and 17,781,019 were excluded from the computation of Diluted EPS for the three months ended March 31, 2007 and 2006, respectively, as their effect on the computation of Diluted EPS would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

	For the Three Months Ended March 31,
	2007	2006
Numerator:
Income from continuing operations	$431	$1,989
(Loss) from discontinued operations	-	(25)
Net income	$431	$1,964

Denominator:
Weighted-average common shares outstanding	70,324	70,324
Dilutive effect of stock options and warrants	48,650	36,603
Weighted-average common shares outstanding, assuming dilution	118,974	106,927

Per share information – basic:
Income from continuing operations	$0.01	$0.03
(Loss) from discontinued operations	-	(0.00)
Net income	$0.01	$0.03

Per share information – diluted:
Income from continuing operations	$0.00	$0.02
(Loss) from discontinued operations	-	(0.00)
Net income	$0.00	$0.02

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

The Credit Facility includes various financial covenants including minimum net worth, maximum funded debt and debt service ratio requirements. As of March 31, 2007, the Company had no outstanding borrowings under the Credit Facility and was in compliance with all of the financial covenants.

On April 12, 2007, the Company borrowed $350,000 under the Credit Facility for general working capital needs leaving $1,650,000 remaining for additional borrowings.

NOTE 5 – SEGMENT REPORTING

The Company follows the provisions of FASB Statement 131, “Disclosures about Segments of a Business Enterprise and Related Information.” During September 2006, the Company acquired substantially all of the assets of Combine Optical Management Corp. (“COMC”), which created two operating segments: Retail Optical Stores and Optical Group Purchasing Business.

The Retail Optical Store segment consists of Company-owned and franchise retail optical stores that offer eye care products and services such as prescription and non-prescription eyeglasses, eyeglass frames, ophthalmic lenses, contact lenses, sunglasses and a broad range of ancillary items. Additionally, the segment also consists of optometric services provided by VCC to patients (members) of certain of those franchise retail optical stores.

The Optical Group Purchasing Business segment represents product pricing extended to Combine members associated with the sale of vendor’s eye care products to such Combine members.

Certain business segment information for continuing operations is as follows:

	For the Three Months Ended March 31,
	2007	2006
Business Segment Net Revenues:
Retail Optical Stores	$4,000	$3,736
Optical Group Purchasing Business	4,325	-
Net revenues	$8,325	$3,736

Business Segment Net Income:
Retail Optical Stores	$310	$1,989
Optical Group Purchasing Business	121	-
Net income	$431	$1,989

Business Segment Net Income per Share – Basic:
Retail Optical Stores	$0.01	$0.03
Optical Group Purchasing Business	0.00	-
Net income per share - Basic	$0.01	$0.03

Business Segment Net Income per Share – Diluted:
Retail Optical Stores	$0.00	$0.02
Optical Group Purchasing Business	0.00	-
Net income per share - Diluted	$0.00	$0.02

Weighted-Average Number of Common Shares Outstanding:
Basic	70,324	70,324
Diluted	118,974	106,927

There was no activity for the Optical Group Purchasing Business segment during the three months ended March 31, 2006, as the business segment was established in connection with the acquisition of COMC in September 2006.

Income from continuing operations includes an income tax benefit of $81,000 and $1,261,000 for the three months ended March 31, 2007 and 2006, respectively.

Additional business segment information is summarized as follows for the three months ended March 31, 2007 (in thousands):

	Retail Optical Stores	Optical Group Purchasing Business	Total

Total Assets	$8,281	$5,262	$13,543
Depreciation and Amortization	72	38	110
Capital Expenditures	212	6	218
Interest Expense	9	56	65

The following table shows certain unaudited pro forma results of the Company, assuming the Company had acquired COMC at the beginning of the three months ended March 31, 2006 (excluding discontinued operations):

	For the Three Months Ended March 31,
	2007	2006
Business Segment Net Revenues:
Retail Optical Stores	$4,000	$3,736
Optical Group Purchasing Business	4,325	3,622
Net revenues	$8,325	$7,358

Business Segment Net Income:
Retail Optical Stores	$310	$1,989
Optical Group Purchasing Business	121	136
Net income	$431	$2,125

Business Segment Net Income per Share – Basic:
Retail Optical Stores	$0.01	$0.03
Optical Group Purchasing Business	0.00	0.00
Net income per share – Basic	$0.01	$0.03

Business Segment Net Income per Share – Diluted:
Retail Optical Stores	$0.00	$0.02
Optical Group Purchasing Business	0.00	0.00
Net income per share – Diluted	$0.00	$0.02

Weighted-Average Number of Common Shares Outstanding:
Basic	70,324	70,324
Diluted	118,974	106,927

NOTE 6 – COMMITMENTS AND CONTINGENCIES:

Litigation

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

In January 2007, Leon Simon, d/b/a Simon Properties commenced an action against the Company, in the District Court of the State of North Dakota, Cass County, alleging, among other things, that the Company had breached its obligations under its lease for the former Sterling Optical store located at 3301 13th Avenue South, Fargo, North Dakota. In May 2007, this action was settled, the terms of which included, among other things, the Company's payment to the plaintiff of approximately $85,000.

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

Guarantees

As of March 31, 2007, the Company was a guarantor of certain leases of retail optical stores franchised and subleased to its franchisees. In the event that all of such franchisees defaulted on their respective subleases, the Company would be obligated for aggregate lease obligations of approximately $2,618,000. The Company continually evaluates the credit-worthiness of its franchisees in order to determine their ability to continue to perform under their respective subleases. Additionally, in the event that a franchisee defaults under its sublease, the Company has the right to take over operation of the respective location.

Letter of Credit

Combine holds a letter of credit with a financial institution in favor of one of its key vendors to ensure payment of any outstanding invoices not paid by Combine. The letter of credit has a one-year term that expires in December 2007. As of March 31, 2007, the letter of credit totaled $250,000, and was secured by a certificate of deposit (totaling $250,000) at the same financial institution, which was included in Prepaid Expenses and Other Current Assets on the accompanying Consolidated Condensed Balance Sheets.

Employment Agreements

The Company has an Employment Agreement (“Agreement No. 1”) with its Chief Executive Officer, which extends through November 2009. Agreement No. 1 provides for an annual salary of $275,000, certain other benefits, and the potential for an annual bonus to be determined by the Company’s Board of Directors based on the Company’s previous calendar’s year performance.

Additionally, in connection with the acquisition of COMC, the Company entered into a five-year Employment Agreement (“Agreement No. 2”) with the existing President of COMC. Agreement No. 2 provides for an annual salary of $210,000, certain other benefits, and an annual bonus based upon certain financial targets for Combine. During the year ended December 31, 2006, a bonus of approximately $21,000 was achieved, which was accrued for and reflected in accounts payable and accrued expenses on the accompanying Consolidated Condensed Balance Sheets as of March 31, 200. Such bonus was paid in April 2007.

NOTE 7 – INCOME TAX BENEFIT:

The benefit from income taxes consists of the following:

	For the Three Months Ended March 31, (In thousands)

	2007	2006

Current	$(53)	$(23)
Deferred	134	1,300
Total income tax benefit	$81	$1,277

The deferred tax benefit on the accompanying Consolidated Condensed Statements of Income for the three months ended March 31, 2007 and 2006 is a result of the reduction in the valuation allowance of $1,650,000 less deferred tax expense of $1,516,000 and $1,600,000 less deferred tax expense of $277,000, respectively. Management, based on current operations and future projections, estimates that deferred tax benefits, arising principally from net operating loss carryforwards, will be realized through March 31, 2009. The Company has a remaining valuation allowance of approximately $14,210,000 as of March 31, 2007. As of December 31, 2006, the Company had federal net operating loss carryforwards of approximately $44,000,000.

NOTE 8 – SUBSEQUENT EVENTS:

On April 12, 2007, the Company borrowed $350,000 under the Company’s Credit Facility with M&T Bank for general working capital needs leaving $1,650,000 remaining for additional borrowings.

On April 24, 2007, in connection with certain rescission transactions consummated by the Company on December 31, 2003, the Company repaid one of its subject shareholder's promissory notes together with principal and interest totaling $338,000. Certain of the subject shareholders agreed to extend the terms of the promissory notes for an additional 12 months at an interest rate of 9%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Report contains certain forward-looking statements and information relating to the Company that is based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management. When used in this Report, the words “anticipate”, “believe”, “estimate”, “expect”, “there can be no assurance”, “may”, “could”, “would”, “might”, “intends” and similar expressions and their negatives, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the view of the Company at the date they are made with respect to future events, are not guarantees of future performance and are subject to various risks and uncertainties as identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and those described from time to time in previous and future reports filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein with the forward-looking statements referred to above and as set forth in the Form 10-Q. The Company does not intend to update these forward-looking statements for new information, or otherwise, for the occurrence of future events.

Results of Operations

For the Three Months Ended March 31, 2007, as Compared to the Comparable Period in 2006

Total revenues for the Company increased approximately $4,589,000, or 122.8%, to $8,325,000 for the three months ended March 31, 2007, as compared to $3,736,000 for the three months ended March 31, 2006. This increase was mainly a result of the acquisition, on September 29, 2006, having an effective date of August 1, 2006, of substantially all of the assets of Combine Optical Management Corporation (“COMC”) through the Company’s wholly-owned subsidiary, COM Acquisition, Inc. (“Combine”).

Total costs, and selling, general and administrative expenses for the Company increased approximately $4,733,000, or 146.2%, to $7,971,000 for the three months ended March 31, 2007, as compared to $3,238,000 for the three months ended March 31, 2006. This increase was mainly a result of the acquisition of substantially all of the assets of COMC.

Retail Optical Store Segment

Net sales for Company-owned stores increased approximately $292,000, or 27.3%, to $1,361,000 for the three months ended March 31, 2007, as compared to $1,069,000 for the three months ended March 31, 2006. This increase was mainly attributable to more Company-owned store locations open during the comparable periods. As of March 31, 2007, there were 10 Company-owned stores, as compared to 7 Company-owned stores as of March 31, 2006. On a same store basis (for stores that operated as a Company-owned store during the entirety of both of the three months ended March 31, 2007 and 2006), comparative net sales decreased approximately $46,000, or 4.5%, to $973,000 for the three months ended March 31, 2007, as compared to $1,019,000 for the three months ended March 31, 2006. Management believes that this decrease was a direct result of the Company’s turnover of key personnel in certain areas relating to Company-store operations. Management believes that such changes to key personnel during 2007 will help improve store operations, along with continued training and the implementation of a new point-of-sale system, all of which should lead to increased Company-store sales.

Revenues generated by the Company’s wholly-owned subsidiary, VisionCare of California, Inc. (“VCC”), a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care, increased approximately $20,000, or 2.4%, to $849,000 for the three months ended March 31, 2007, as compared to $829,000 for the three months ended March 31, 2006. This increase was primarily due to an increase in membership fees generated by VCC during the first quarter of 2007.

Franchise royalties decreased approximately $12,000, or 0.7%, to $1,741,000 for the three months ended March 31, 2007, as compared to $1,753,000 for the three months ended March 31, 2006. Management believes this decrease was a result of lower average number of stores in operation during the same comparable periods, offset by increased levels of field support to franchisees, the success of the Company’s audits of franchised locations, which generated additional royalties, and an increase in franchise sales for the stores that were in operation during both of the comparable periods. As of March 31, 2007, there were 146 franchised stores, as compared to 148 stores in operation as of March 31, 2006.

Other franchise related fees (which includes initial franchise fees, renewal fees and fees related to the transfer of store ownership from one franchisee to another) decreased approximately $32,000, or 37.6%, to $53,000 for the three months ended March 31, 2007, as compared to $85,000 for the three months ended March 31, 2006. This decrease was primarily attributable to the Company recognizing franchise fees on two new franchise agreements and one franchise agreement renewal during the three months ended March 31, 2007, as compared to three new franchise agreements and two franchise agreement renewals during the three months ended March 31, 2006. In the future, other franchise related fees are likely to fluctuate depending on the timing of franchise agreement expirations, new store openings and franchise store transfers.

Including revenues and the related of cost of revenues solely generated by the Company-owned stores, the Company’s gross profit margin increased by 0.2%, to 73.3%, for the three months ended March 31, 2007, as compared to 73.1% for the three months ended March 31, 2006. In the future, the Company’s gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competitive pricing, and promotional incentives, amongst other things.

Selling, general and administrative expenses increased approximately $480,000, or 16.1%, to $3,470,000 for the three months ended March 31, 2007, as compared to $2,990,000 for the three months ended March 31, 2006. This increase was partially a result of increases to advertising expenses of $73,000 due to the promotion of a new marketing campaign around the new product mix in our Company-owned stores, and payroll and related expenses of $345,000 due, in part, to the additions of certain key employees hired to enhance Company store operations and expand the franchise chain during the third and fourth quarters of 2006. The Company also incurred other charges, including rent and overhead expenses, related to three additional Company-owned stores in operation during the three months ended March 31, 2007. These expenses were offset, in part, by a decrease in equity compensation charges of $37,000 and bad debt expense of $79,000, inclusive of bad debt recoveries of $100,000 during the three months ended March 31, 2007.

Gain on sale of company-owned stores to franchisees related to the sale of an existing Company-owned store in upstate New York for a purchase price of $225,000, which included the net fixed assets of such store (such assets having a net book value of $7,000). There were no such sales of Company-owned stores during the three months ended March 31, 2007.

Optical Purchasing Group Business Segment

On September 29, 2006, having an effective date of August 1, 2006, the Company, through its wholly-owned subsidiary Combine, acquired substantially all of the assets of COMC. Combine activity for the three months ended March 31, 2007 has been included in the Company’s results of operations as of and for the three months ended March 31, 2007.

Net revenues for Combine were $4,325,000 for the three months ended March 31, 2007, which represented 52.0% of the total revenue of the Company.

Costs of sales for Combine were $4,002,000 for the three months ended March 31, 2007, which represented 92.6% of the total costs of sales of the Company.

Selling, general and administrative expenses for Combine were $180,000 for the three months ended March 31, 2007, which represented 4.9% of the total selling, general and administrative expenses of the Company. These expenses included payroll and related benefits of $66,000, depreciation and amortization of $38,000, and bank and credit card fees of $22,000.

Interest expense for Combine was $56,000 for the three months ended March 31, 2007. Interest expense related to the debt financing with COMC in connection with the acquisition of substantially all of the assets of COMC.

There are no comparatives provided for Combine as the acquisition of COMC was consummated during the 3rd quarter of 2006.

Liquidity and Capital Resources

As of March 31, 2007, the Company had a working capital deficit of $314,000 and cash on hand of $1,038,000. During the three months ended March 31, 2007, cash flows provided by its operating activities were $32,000. This was principally due to net income of $398,000, an increase in optical purchasing group payables of $394,000 and non-cash items of $60,000, offset, in part, by an increase in franchise and other receivables of $462,000 and the increase in optical purchasing group receivables of $450,000. The Company believes it will continue to improve its operating cash flows through franchisee audits, the addition of new franchise and company store locations, its current and future acquisitions, and new marketing strategies and increased gross margins, among other things, for its Company-owned stores.

For the three months ended March 31, 2007, cash flows used in investing activities were $245,000 due, in part, to capital expenditures (which included the remodeling of one of the Company-owned stores) made by the Company and the issuance of franchise promissory notes in connection with a new franchise location , offset by proceeds received on certain franchise promissory notes.

For the three months ended March 31, 2007, cash flows used in financing activities were $38,000 due to the repayment of the Company’s related party borrowings and the promissory note payments made to COMC.

Credit Facility

On August 19, 2005, the Company entered into a Credit Agreement (the “Credit Agreement”) with Manufacturers and Traders Trust Corporation (“M&T”), establishing a revolving credit facility (the “Credit Facility”), for aggregate borrowings of up to $2,000,000, which may be used for general working capital needs and certain permitted acquisitions. The initial term of the Credit Facility expires in August 2007, but the term may be renewed in accordance with the terms of the Credit Agreement. Borrowing are payable in August 2007 with interest accruing at the variable rate of LIBOR plus 2.75% per annum in accordance with the terms of a Grid Note. The Credit Facility includes various financial covenants including minimum net worth, maximum funded debt and debt service ratio requirements. As of March 31, 2007, the Company had no outstanding borrowings under the Credit Facility and was in compliance with all of the financial covenants.

On April 12, 2007, the Company borrowed $350,000 under the Company’s Credit Facility with M&T Bank for general working capital needs leaving $1,650,000 remaining for additional borrowings.

Future Contractual Obligations

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt and related party borrowings (a) (b)	$2,329	$1,171	$767	$391	$-
Interest on long-term debt and related party borrowings (a) (b)	404	196	137	71	-
Operating leases	14,975	3,967	4,125	2,592	4,291
	$17,708	$5,334	$5,029	$3,054	$4,291

Payments due under contractual obligations as of March 31, 2007 were as follows (in thousands):

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

(b)

In connection with the acquisition of substantially all of the assets of COMC, the Company entered into two promissory notes with COMC. The first note provides for four annual installments commencing October 1, 2007, totaling $1,273,000 (without interest). The second note provides for sixty monthly installments commencing October 1, 2006, totaling $500,000 at 7% interest per annum.

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

The Company does not have any off-balance sheet financing or unconsolidated variable interest entities, with the exception of certain guarantees on leases. We refer the reader to the Notes to the Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report for information regarding the Company’s lease guarantees.

Management’s Discussion of Critical Accounting Policies and Estimates

High-quality financial statements require rigorous application of high-quality accounting policies. Management believes that its policies related to revenue recognition, deferred tax assets, legal contingencies and allowances on franchise, notes and other receivables are critical to an understanding of the Company’s Consolidated Condensed Financial Statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain.

Management’s estimate of the allowances on receivables is based on historical sales, historical loss levels, and an analysis of the collectibility of individual accounts.  To the extent that actual bad debts differed from management's estimates by 10 percent, consolidated net income would be an estimated $5,000 higher/lower for the three months ended March 31, 2007, depending upon whether the actual write-offs are greater or less than estimated.

Management’s estimate of the valuation allowance on deferred tax assets is based on whether it is more likely than not that the Company’s net operating loss carry-forwards will be utilized.  Factors that could impact estimated utilization of the Company's net operating loss carry-forwards are the success of its stores and franchisees, the Company's operating efficiencies and the effects of Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred, or could occur in the future.  To the extent that management lowered its valuation allowance on deferred tax assets by 10 percent, consolidated net income would be an estimated $1,400,000 higher for the three months ended March 31, 2007.

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Accordingly, revenues are recorded when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. To the extent that collectibility of royalties is not reasonably assured, the Company recognizes such revenues when the cash is received. To the extent that royalties that were recognized on a cash basis were recognized on an accrual basis, consolidated net income would be an estimated $34,000 higher for the three months ended March 31, 2007.

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

The Company is exposed to interest rate risk under its Credit Facility with M&T Bank. Any increase in the LIBOR rate would lead to higher interest expense, if the Company borrows against the Credit Facility. In April 2007, the Company borrowed $350,000 under its Credit Facility and is subject to an interest rate risk on such borrowings.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In January 2007, Leon Simon, d/b/a Simon Properties commenced an action against the Company, in the District Court of the State of North Dakota, Cass County, alleging, among other things, that the Company had breached its obligations under its lease for the former Sterling Optical store l ocated at 3301 13th Avenue South, Fargo, North Dakota. In May 2007, this action was settled, the terms of which included, among other things, the Company's payment to the plaintiff of approximately $85,000.

Item 1a. Risk Factors

There have been no material changes to the disclosure related to risk factors made in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

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

Dated: May 15, 2007