Form 10-Q
period 2007-06-30
EMERGING VISION INC
filed 2007-08-14
CIK 1002554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________

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

Large accelerated filer__	Accelerated filer__	Non-accelerated filer X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes __	No X

As of August 14, 2007, there were 70,323,698 outstanding shares of the Issuer’s Common Stock, par value $0.01 per share.

EMERGING VISION, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited)

            Consolidated Condensed Balance Sheets as of June 30, 2007 and December 31, 2006

            Consolidated Condensed Statements of Operations for the three months and six months ended June 30, 2007 and 2006

            Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2007 and 2006

            Notes to Consolidated Condensed Financial Statements

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

Item 4.      Controls and Procedures

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

Item 1a.    Risk Factors

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.      Defaults Upon Senior Securities

Item 4.      Submission of Matters to a Vote of Security Holders

Item 5.      Other Information

Item 6.      Exhibits

Signature

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands, Except Share Data)
ASSETS	June 30,	December 31,
	2007	2006
	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$856	$1,289
Restricted cash	250	250
Franchise receivables, net of allowance of $145 and $110, respectively	2,195	1,620
Optical purchasing group receivables, net of allowance of $40	2,850	1,914
Other receivables, net of allowance of $2	544	312
Current portion of franchise notes receivable, net of allowance of $48 and $44, respectively	265	79
Inventories, net	464	431
Prepaid expenses and other current assets	566	398
Deferred tax assets, current portion	843	600
Total current assets	8,833	6,893

Property and equipment, net	1,212	923
Franchise notes receivable, net of allowance of $2 and $5, respectively	106	214
Deferred tax asset, net of current portion	979	800
Goodwill, net	2,544	2,745
Intangible assets, net	757	808
Other assets	284	214
Total assets	$14,715	$12,597

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$5,194	$4,632
Optical purchasing group payables	2,531	1,760
Short-term debt	482	396
Related party obligations	758	778
Total current liabilities	8,965	7,566

Long-term debt	1,128	1,185
Related party borrowings, net of current portion	-	8
Franchise deposits and other liabilities	399	487

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized: Senior Convertible Preferred Stock, $100,000 liquidation preference per share; 0.74 shares issued and outstanding	74	74
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 70,506,035 share issued and 70,323,698 shares outstanding	705	705
Treasury stock, at cost, 182,337 shares	(204)	(204)
Additional paid-in capital	127,135	127,062
Accumulated deficit	(123,487)	(124,286)
Total shareholders' equity	4,223	3,351
Total liabilities and shareholders' equity	$14,715	$12,597

The accompanying notes are an integral part of these consolidated condensed financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) (In Thousands, Except Per Share Data)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Revenues:
Net sales	$2,126	$1,698	$4,332	$3,596
Optical purchasing group sales	4,597	-	8,922	-
Franchise royalties	1,765	1,729	3,506	3,482
Other franchise related fees	75	48	128	133
Total revenue	8,563	3,475	16,888	7,211

Costs and expenses:
Cost of sales	4,664	208	8,985	456
Selling, general and administrative expenses	3,818	3,320	7,453	6,310
Total costs and expenses	8,482	3,528	16,438	6,766

Operating income (loss)	81	(53)	450	445

Other income (expense):
Interest on franchise notes receivable	12	11	23	22
Gain on sale of company-owned store to franchisee	5	-	5	218
Other income	12	16	47	27
Interest expense	(44)	(10)	(109)	(20)
Total other income	(15)	17	(34)	247

Income (loss) from continuing operations before (benefit from) provision for income taxes	66	(36)	416	692
(Benefit from) provision for income taxes	(302)	218	(383)	(1,042)
Income (loss) from continuing operations	368	(254)	799	1,734

(Loss) from discontinued operations	-	(202)	-	(243)
Income tax benefit	-	(81)	-	(98)
(Loss) from discontinued operations	-	(121)	-	(145)
Net income (loss)	$368	$(375)	$799	$1,589

Per share information – basic:
Income (loss) from continuing operations	$0.01	$(0.00)	$0.01	$0.02
(Loss) from discontinued operations	-	(0.00)	-	(0.00)
Net income (loss)	$0.01	$(0.00)	$0.01	$0.02

Per share information – diluted:
Income (loss) from continuing operations	$0.00	$(0.00)	$0.01	$0.02
(Loss) from discontinued operations	-	(0.00)	-	(0.00)
Net income (loss)	$0.00	$(0.00)	$0.01	$0.02

Weighted-average number of shares of common stock outstanding:
Basic	70,324	70,324	70,324	70,324
Diluted	127,006	108,969	123,635	108,007

The accompanying notes are an integral part of these consolidated condensed financial statements.

.
EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in Thousands)
	For the Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Income from continuing operations	$799	$1,734
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	220	132
Provision for doubtful accounts	(1)	55
Deferred tax assets	(422)	(1,176)
Non-cash compensation charges related to options and warrants	73	454
Gain on the sale of company-owned store to franchisee	(5)	(218)
Changes in operating assets and liabilities:
Franchise and other receivables	(827)	137
Optical purchasing group receivables	(936)	-
Inventories	(33)	(17)
Prepaid expenses and other current assets	(168)	(17)
Intangible and other assets	182	33
Accounts payable and accrued liabilities	562	(87)
Optical purchasing group payables	771	-
Franchise deposits and other liabilities	(88)	(121)
Net cash provided by operating activities	127	909

Cash flows from investing activities:
Franchise notes receivable issued	(131)	(172)
Proceeds from franchise and other notes receivable	74	97
Proceeds from the sale of company-owned store to franchisee	-	200
Purchases of property and equipment	(504)	(230)
Net cash used in investing activities	(561)	(105)

Cash flows from financing activities:
Borrowings under credit facility	350	-
Payments on long-term debt	(349)	(21)
Net cash provided by (used in) financing activities	1	(21)
Net cash (used in) provided by continuing operations	(433)	783
Net cash provided by discontinued operations	-	66
Net (decrease) increase in cash and cash equivalents	(433)	849
Cash and cash equivalents – beginning of period	1,289	816
Cash and cash equivalents – end of period	$856	$1,665

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$25	$5
Taxes	$29	$25

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

Stock-based compensation expense of approximately $69,000 and $413,000 is reflected in selling, general and administrative expenses on the accompanying Consolidated Condensed Statements of Operations for the three months ended June 30, 2007 and 2006, respectively, and $73,000 and $454,000 for the six months ended June 30, 2007 and 2006, respectively.  The Company determined the fair value of options and warrants issued using the Black-Scholes option pricing model with the following assumptions:  1 to 2 year expected lives; 10-year expiration period; risk-free interest rate ranging from 3.00% to 4.98%; stock price volatility ranging from 48.00% to 98.22%; with no dividends over the expected life.

During the second quarter of 2007, the Company issued 600,000 warrants to two separate investor relation consultants, 300,000 at $0.21 and 300,000 at $0.30.  The warrants vest in twelve (12) equal monthly installments of 50,000.  As of June 30, 2007, 125,000 warrants had vested.  During the three and six months ended June 30, 2007, the Company incurred a non-cash charge to earnings of approximately $3,000, which is reflected in selling, general and administrative expenses on the accompanying Consolidated Condensed Statements of Operations representing the fair value of the warrants.

On May 16, 2007, the Company’s Compensation Committee granted an aggregate of 125,000 stock options to certain of the Company’s employees and 75,000 stock options to certain independent contractors, all at an exercise price of $0.21, which was the closing price on the date of grant.  The stock options vest according to the following schedule:  (1) 66,666 vested immediately; (2) 66,667 vest on May 21, 2008; and (3) 66,667 vest on May 21, 2009.  During the three and six months ended June 30, 2007, the Company incurred a non-cash charge to earnings of approximately $3,000, which is reflected in selling, general and administrative expenses on the accompanying Consolidated Condensed Statements of Operations representing the fair value of the options.  All of these options expire 10 years from the date of grant.

On June 11, 2007, the Company’s Compensation Committee granted an aggregate of 375,000 stock options to certain of the Company’s independent, non-employee directors, all at an exercise price of $0.47, which was the closing price on the date of grant.  The stock options vested immediately.  During the three and six months ended June 30, 2007, the Company incurred a non-cash charge to earnings of approximately $46,000, reflected in selling, general and administrative expenses on the accompanying Consolidated Condensed Statements of Operations representing the fair value of the options.  All of these options expire 10 years from the date of grant.

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

The Company derives its revenues from the following four principal sources:

Net sales– Represents sales from eye care products and related services;

Optical purchasing group sales– Represents product pricing extended to Combine Buying Group, Inc. (“Combine”) members associated with the sale of vendor’s eye care products to such Combine members;

Franchise royalties– Represents continuing franchise royalty fees based upon a percentage of the gross revenues generated by each franchised location;

Other franchise related fees– Represents certain franchise fees collected by the Company under the terms of franchise agreements (including, but not limited to, initial franchise fees, transfer fees and renewal fees).

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

Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB’s Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109.”  FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  FIN 48 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No such amounts were accrued for at January 1, 2007.  Additionally, no amounts were accrued for as of June 30, 2007.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Discontinued Operations

In February 2006, the Company discontinued all of its retail operations then being conducted in the state of Arizona and have applied the provision of FASB SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  As a result, the Company determined that substantially all of the net assets of the Company-owned stores located in Arizona as of December 31, 2005 were impaired.  During the three and six months ended June 30, 2006, the Company incurred losses, net of taxes, related to the discontinued operations of approximately $121,000 and $145,000, respectively.  There were no such losses incurred during the three and six months ended June 30, 2007.  As of June 30, 2007, there were no assets remaining associated with the Company’s discontinued operations.

Reclassification

Certain reclassifications have been made to prior year’s consolidated condensed financial statements to conform to the current year presentation.

NOTE 3 – PER SHARE INFORMATION:

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per share of common stock (“Basic EPS”) is computed by dividing the net income by the weighted-average number of shares of common stock outstanding.  Diluted earnings per share of common stock (“Diluted EPS”) is computed by dividing the net income by the weighted-average number of shares of common stock and dilutive common stock equivalents and convertible securities then outstanding.  SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Consolidated Condensed Statements of Operations.  Common stock equivalents totaling 2,030,464 and 2,280,464 were excluded from the computation of Diluted EPS for the three and six months ended June 30, 2007, respectively, and 17,496,019 for the three and six months ended June 30 2006, as their effect on the computation of Diluted EPS would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Income (loss) from continuing operations	$368	$(254)	$799	$1,734
(Loss) from discontinued operations	-	(121)	-	(145)
Net income (loss)	$368	$(375)	$799	$1,589

Denominator:
Weighted-average of shares of common stock outstanding	70,324	70,324	70,324	70,324
Dilutive effect of stock options, warrants and restricted stock	56,682	38,645	53,311	37,683
Weighted-average shares of common stock outstanding, assuming dilution	127,006	108,969	123,635	108,007

Per share information – basic:
Income (loss) from continuing operations	$0.01	$(0.00)	$0.01	$0.02
(Loss) from discontinued operations	-	(0.00)	-	(0.00)
Net income (loss)	$0.01	$(0.00)	$0.01	$0.02

Per share information – diluted:
Income (loss) from continuing operations	$0.00	$(0.00)	$0.01	$0.02
(Loss) from discontinued operations	-	(0.00)	-	(0.00)
Net income (loss)	$0.00	$(0.00)	$0.01	$0.02

NOTE 4 – CREDIT FACILITY:

On August 8, 2007, the Company entered into a Revolving Line of Credit Note and Credit Agreement (the “Credit Agreement”) with Manufacturers and Traders Trust Corporation (“M&T”), establishing a revolving credit facility (the “Credit Facility”), for aggregate borrowings of up to $6,000,000, to be used for general working capital needs and certain permitted acquisitions.  This Credit Facility replaces the Company’s previous revolving line of credit facility with M&T, established in August, 2005.  The initial term of the Credit Facility expires in August 2009.  All sums drawn by the Company under the Credit Facility are repayable, interest only, on a monthly basis, commencing on the first day of each month during the term of the Credit Facility, calculated at the variable rate of two hundred seventy five (275) basis points in excess of LIBOR, and all principal actually drawn by the Company payable on August 1, 2009.  The Credit Facility includes various financial covenants including minimum net worth, maximum funded debt and debt service ratio requirements.

As of June 30, 2007, the Company had borrowed $350,000 under the Credit Facility and was in compliance with all of the financial covenants.

On August 10, 2007, the Company borrowed an additional $400,000 for general working capital requirements and $3,609,423, which was drawn to fund the purchase price payable in connection with the acquisition, by OG Acquisition, Inc., the Company’s wholly-owned subsidiary, of (i) all of the equity ownership interests in 1725758 Ontario Inc., d/b/a The Optical Group (“OG”), and (ii) substantially all of the tangible and intangible assets of Corowl Optical Credit Services, Inc. (“COC”).  As of August 13, 2007, there remained $1,640,577 available under the Credit Facility for future borrowings.

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

Certain business segment information for continuing operations is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Business Segment Net Revenues:
Retail Optical Stores	$3,966	$3,475	$7,966	$7,211
Optical Group Purchasing Business	4,597	-	8,922	-
Net revenues	$8,563	$3,475	$16,888	$7,211

Business Segment Net Income (Loss)
Retail Optical Stores	$303	$(375)	$613	$1,589
Optical Group Purchasing Business	65	-	186	-
Net income (loss)	$368	$(375)	$799	$1,589

Business Segment Net Income (Loss) per Share – Basic
Retail Optical Stores	$0.01	$(0.00)	$0.01	$0.02
Optical Group Purchasing Business	0.00	-	0.00	-
Net income (loss) per share – Basic	$0.01	$(0.00)	$0.01	$0.02

Business Segment Net Income (Loss) per Share – Diluted
Retail Optical Stores	$0.00	$(0.00)	$0.01	$0.02
Optical Group Purchasing Business	0.00	-	0.00	-
Net income (loss) per share – Diluted	$0.00	$(0.00)	$0.01	$0.02

Weighted-Average Number of Shares of Common stock Outstanding:
Basic	70,324	70,324	70,324	70,324
Diluted	127,006	108,969	123,635	108,007

There was no activity for the Optical Group Purchasing Business segment during the three and six months ended June 30, 2006, as the business segment was established in connection with the acquisition of COMC in September 2006.

Net income included a (benefit from) provision for income taxes of ($302,000) and $218,000 for the three months ended June 30, 2007 and 2006, respectively, and included an income tax benefit of ($383,000) and ($1,042,000) for the six months ended June 30, 2007, respectively.

Additional business segment information is summarized as follows for the six months ended June 30, 2007 (in thousands):

	Retail Optical Stores	Optical Group Purchasing Business	Total

Total Assets	$9,068	$5,647	$14,715
Depreciation and Amortization	143	77	220
Capital Expenditures	433	71	504
Interest Expense	22	87	109

The following table shows certain unaudited pro forma results of the Company, assuming the Company had acquired COMC at the beginning of the three and six months ended June 30, 2007 (excluding discontinued operations):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Business Segment Net Revenues:
Retail Optical Stores	$3,966	$3,475	$7,966	$7,211
Optical Group Purchasing Business	4,597	4,441	8,922	8,063
Net revenues	$8,563	$7,916	$16,888	$15,274

Business Segment Net Income (Loss)
Retail Optical Stores	$303	$(375)	$613	$1,589
Optical Group Purchasing Business	65	137	186	273
Net income (loss)	$368	$(238)	$799	$1,862

Business Segment Net Income (Loss) per Share – Basic
Retail Optical Stores	$0.01	$(0.00)	$0.01	$0.02
Optical Group Purchasing Business	0.00	0.00	0.00	0.00
Net income (loss) per share – Basic	$0.01	$(0.00)	$0.01	$0.02

Business Segment Net Income (Loss) per Share – Diluted
Retail Optical Stores	$0.00	$(0.00)	$0.01	$0.02
Optical Group Purchasing Business	0.00	0.00	0.00	0.00
Net income (loss) per share – Diluted	$0.00	$(0.00)	$0.01	$0.02

Weighted-Average Number of Shares of Common stock Outstanding:
Basic	70,324	70,324	70,324	70,324
Diluted	127,006	108,969	123,635	108,007

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

In July 2001, the Company commenced an arbitration proceeding, in the Ontario Superior Court of Justice, against Eye-Site, Inc. and Eye Site (Ontario), Ltd., as the makers of two promissory notes (in the aggregate original principal amount of $600,000) made by one or more of the makers in favor of the Company, as well as against Mohammed Ali, as the guarantor of the obligations of each maker under each note.  The notes were issued, by the makers, in connection with the makers’ acquisition of a Master Franchise Agreement for the Province of Ontario, Canada, as well as their purchase of the assets of, and a Sterling Optical Center Franchise for, four of the Company’s retail optical stores then located in Ontario, Canada.  In response, the defendants counterclaimed for damages, in the amount of $1,500,000, based upon, among other items, alleged misrepresentations made by representatives of the Company in connection with these transactions.  The Company believes that it has a meritorious defense to each counterclaim.  As of the date hereof, these proceedings were in the discovery stage.  The Company has not recorded an accrual for a loss and does not believe it is probable that the Company shall be held liable in respect of defendant’s counterclaims.

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

In May 2006, the Company commenced an action against I and A Optical, Inc., Mark Shuff and Felicia Shuff, in the Supreme Court of the State of New York, County of Nassau, seeking, among other things, monetary damages as a result of the defendants' alleged breach of the terms of the Sterling Optical Center Franchise Agreement (and related documents) with the Company to which they are parties.  The defendants then asserted counterclaims against the Company, seeking, among other things, money damages arising under the Franchise Agreement with the Company as a result of the Company's alleged violation of such Franchise Agreement.  The Company believes that it has a meritorious defense to such action.  As of the date hereof, these proceedings were in the discovery stage.  The Company has not recorded an accrual for a loss and does not believe it is probable that the Company shall be held liable in respect of defendant’s counterclaims.

In August 2006, Amy Platt, a former employee of the Company, commenced an action against the Company, in the United States District Court, Eastern District of New York, alleging, among other things, that the Company violated Title VII of the Civil Rights Act of 1964, as amended, 42 U.S.C. 2000e, et seq, the Pregnancy Discrimination Act of 1978, and the New York Executive Law, Human Rights Law, Section 290 et seq.  In July 2007, this action was settled, and was discontinued, with prejudice.

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

In July 2007, Horizons Investors Corp. (“Horizons”) commenced an action against the Company, in the Supreme Court of the State of New York, Nassau County, alleging, among other things, a default in the performance of the Company’s obligations under a promissory note issued to Horizons by the Company as a result of the Company’s alleged failure to pay the correct interest rate on the then outstanding principal amount of such note.  The Company believes that it has a meritorious defense to this action.  As of the date hereof, the Company’s time to reply to Horizon’s action has not yet expired.  The Company has not recorded an accrual for a loss and does not believe it is probable that the Company shall be held liable in respect of plaintiff's claims

Although the Company, where indicated herein, believes that it has a meritorious defense to the claims asserted against it (and its affiliates), given the uncertain outcomes generally associated with litigation, there can be no assurance that the Company’s (and its affiliates’) defense of such claims will be successful.

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

Guarantees

As of June 30, 2007, the Company was a guarantor of certain leases of retail optical stores franchised and subleased to its franchisees.  In the event that all of such franchisees defaulted on their respective subleases, the Company would be obligated for aggregate lease obligations of approximately $3,066,000.  The Company continually evaluates the credit-worthiness of its franchisees in order to determine their ability to continue to perform under their respective subleases.  Additionally, in the event that a franchisee defaults under its sublease, the Company has the right to take over operation of the respective location.

Letter of Credit

Combine holds a letter of credit with a financial institution in favor of one of its key vendors to ensure payment of any outstanding invoices not paid by Combine.  The letter of credit has a one-year term that expires in December 2007.  As of June 30, 2007, the letter of credit totaled $250,000, and was secured by a certificate of deposit (totaling $250,000) at the same financial institution, which was included in Prepaid Expenses and Other Current Assets on the accompanying Consolidated Condensed Balance Sheets.

Employment Agreements

The Company has an Employment Agreement (“Agreement No. 1”) with its Chief Executive Officer, which extends through November 2009.  Agreement No. 1 provides for an annual salary of $275,000, certain other benefits, and the potential for an annual bonus to be determined by the Company’s Board of Directors based on the Company’s previous calendar’s year performance.

Additionally, in connection with the acquisition of COMC, the Company entered into a five-year Employment Agreement (“Agreement No. 2”) with the existing President of COMC.  Agreement No. 2 provides for an annual salary of $210,000, certain other benefits, and an annual bonus based upon certain financial targets for Combine.  During the year ended December 31, 2006, a bonus of approximately $21,000 was achieved, which was paid in April 2007.  During the six months ended June 30, 2007, a bonus of approximately $35,000 was accrued for and reflected in accounts payable and accrued expenses on the accompanying Consolidated Condensed Balance Sheet as of June 30, 2007.

NOTE 7 – INCOME TAXES:

The (benefit from) provision for income taxes from continuing operations consists of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Current	$5	$13	$58	$36
Deferred	(307)	205	(441)	(1,078)
Total income tax (benefit) provision	$(302)	$218	$(383)	$(1,042)

The deferred tax benefit on the accompanying Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2007 is a result of the reduction in the valuation allowance of $425,000 and $712,000 less deferred tax expense of $118,000 and $278,000, respectively.  For the three and six months ended June 30, 2006, the deferred tax benefit is a result of the reduction in the valuation allowance of $0 and $1,600,000 less deferred tax expense of $205,000 and $522,000, respectively.  Management, based on current operations and future projections, estimates that deferred tax benefits, arising principally from net operating loss carry forwards, will be realized through June 30, 2009.  The Company has a remaining valuation allowance of approximately $13,530,000 as of June 30, 2007.  As of June 30, 2007, the Company had federal net operating loss carry forwards of approximately $44,000,000.

NOTE 8 – SUBSEQUENT EVENTS:

Credit Facility
On August 8, 2007, the Company entered into a Credit Agreement with M&T, establishing a revolving Credit Facility, for aggregate borrowings of up to $6,000,000, to be used for general working capital needs and certain permitted acquisitions.  This Credit Facility replaces the Company’s previous revolving line of credit facility with M&T, established in August, 2005.  The initial term of the Credit Facility expires in August 2009.  All sums drawn by the Company under the Credit Facility are repayable, interest only, on a monthly basis, commencing on the first day of each month during the term of the Credit Facility, calculated at the variable rate of two hundred seventy five (275) basis points in excess of LIBOR, and all principal actually drawn by the Company payable on August 1, 2009.  The Credit Facility includes various financial covenants including minimum net worth, maximum funded debt and debt service ratio requirements.

On August 10, 2007, the Company withdrew funds from its Credit Facility with M&T, including $400,000 for general working capital requirements and $3,609,423 to fund the purchase price payable in connection with the acquisition of TOG and COC.

Acquisition of The Optical Group
On August 10, 2007, effective July 1, 2007, the Company, through its wholly-owned subsidiary OG, acquired all of the outstanding equity interests of TOG and substantially all of the assets of COC for an aggregate purchase price of cash consideration of $3,800,000 CAD (approximately $3,600,000 USD).  TOG is based in Ontario, Canada and operates an optical group purchasing business in Canada.  COC is based in Ontario, Canada and operates a credit reference business within the optical industry in Canada.  TOG has approximately 525 active members in its optical group purchasing business.

The acquisition will be accounted for as a business purchase and will be recorded at the estimated fair value (based on an independent expert’s valuation) of the assets acquired, as follows:

Working capital	$1,000
Property and equipment	41,000
Intangible assets	1,979,000
Excess cost over net tangible assets acquired	1,579,000
Net assets acquired	$3,600,000

Property and equipment will be depreciated on a straight-line basis over the estimated useful lives of the respective classes of assets.  The intangible assets consist of a covenant not-to-compete agreement with a five year useful life, customer-related intangibles with a ten year useful life, and a trade name with an indefinite life.

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

Results of Operations

For the Three and Six Months Ended June 30, 2007, as Compared to the Comparable Period in 2006

Total revenues for the Company increased approximately $5,088,000, or 146.4%, to $8,563,000 for the three months ended June 30, 2007, as compared to $3,475,000 for the three months ended June 30, 2006, and increased approximately $9,677,000, or 134.2%, to $16,888,000 for the six months ended June 30, 2007, as compared to $7,211,000 for the six months ended June 30, 2006.  These increases were mainly a result of the acquisition ($4,597,000 and $8,922,000 for the three and six months ended June 30, 2007, respectively), on September 29, 2006, having an effective date of August 1, 2006, of substantially all of the assets of Combine Optical Management Corporation (“COMC”) through the Company’s wholly-owned subsidiary, COM Acquisition, Inc. (“Combine”) and also due to the increased number of Company-owned stores in operation as of June 30, 2007.

Total costs, and selling, general and administrative expenses for the Company increased approximately $4,954,000, or 140.4%, to $8,482,000 for the three months ended June 30, 2007, as compared to $3,528,000 for the three months ended June 30, 2006, and increased approximately $9,672,000, or 143.0%, to $16,438,000 for the six months ended June 30, 2007, as compared to $6,766,000 for the six months ended June 30, 2006.  These increases were mainly a result of the acquisition of substantially all of the assets of COMC ($4,473,000 and $8,655,000 for the three and six months ended June 30, 2007, respectively) and also due to the increased number of Company-owned stores in operation as of June 30, 2007.

Retail Optical Store Segment

Net sales for Company-owned stores increased approximately $428,000, or 25.2%, to $2,126,000 for the three months ended June 30, 2007, as compared to $1,698,000 for the three months ended June 30, 2006, and increased approximately $736,000, or 20.5%, to $4,332,000 for the six months ended June 30, 2007, as compared to $3,596,000 for the six months ended June 30, 2006.  These increases were mainly attributable to more Company-owned store locations open during the comparable periods.  As of June 30, 2007, there were 11 Company-owned stores, as compared to 7 Company-owned stores as of June 30, 2006.   On a same store basis (for stores that operated as a Company-owned store during the entirety of both of the three and six months ended June 30, 2007 and 2006), comparative net sales increased approximately $115,000, or 15.9%, to $835,000 for the three months ended June 30, 2007, as compared to $720,000 for the three months ended June 30, 2006, and increased approximately $56,000, or 3.4%, to $1,697,000 for the six months ended June 30, 2007, as compared to $1,641,000 for the six months ended June 30, 2006.  Management believes that these increases were a direct result of changes to key personnel during the first quarter of 2007 (including many of the Company-store managers), which helped improve store operations.  Additionally, the Company added new training procedures and operational systems, all of which lead to increased Company-store sales.

Revenues generated by the Company’s wholly-owned subsidiary, VisionCare of California, Inc. (“VCC”), a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care, increased approximately $30,000, or 3.5%, to $878,000 for the three months ended June 30, 2007, as compared to $848,000 for the three months ended June 30, 2006, and increased approximately $50,000, or 2.9%, to $1,727,000 for the six months ended June 30, 2007, as compared to $1,677,000 for the six months ended June 30, 2006.  These increases were primarily due to an increase in membership fees generated by VCC during the first and second quarters of 2007.

Franchise royalties increased approximately $36,000, or 2.1%, to $1,765,000 for the three months ended June 30, 2007, as compared to $1,729,000 for the three months ended June 30, 2006, and increased approximately $24,000, or 0.7%, to $3,506,000 for the six months ended June 30, 2007, as compared to $3,482,000 for the six months ended June 30, 2006. Management believes these increases were a result of increased levels of field support to franchisees, the success of the Company’s audits of franchised locations, which generated additional royalties, and an increase in franchise sales for the stores that were in operation during both of the comparable periods, offset by a lower average number of stores in operation during the same comparable periods.  As of June 30, 2007 and 2006, there were 147 franchised stores in operation.

Including revenues and the related of cost of revenues solely generated by the Company-owned stores, the Company’s gross profit margin decreased by 4.7%, to 67.1%, for the three months ended June 30, 2007, as compared to 71.8% for the three months ended June 30, 2006, and 2.2%, to 70.3%, for the six months ended June 30, 2007, as compared to 72.5% for the six months ended June 30, 2006.  In the future, the Company’s gross profit margin may fluctuate depending upon the extent and timing of changes in the product mix in Company-owned stores, competitive pricing, and promotional incentives, amongst other things.

Selling, general and administrative expenses increased approximately $325,000, or 9.8%, to $3,645,000 for the three months ended June 30, 2007, as compared to $3,220,000 for the three months ended June 30, 2006, and $791,000, or 12.5%, to $7,101,000 for the six months ended June 30, 2007, as compared to $6,310,000 for the six months ended June 30, 2006.  These increases were partially a result of increases to advertising expenses of $34,000 and $114,000 due to the promotion of a new marketing campaign around the new product mix in our Company-owned stores, payroll and related expenses of $569,000 and $914,000 due to three additional Company-owned stores in operation and their related payroll expense, to the addition of certain key employees hired to enhance Company store operations and expand the franchise chain during the third and fourth quarters of 2006, and additional charges, including rent and overhead expenses, related to those three additional Company-owned stores during the three and six months ended June 30, 2007, respectively.  These expenses were offset, in part, by a decrease in equity compensation charges of $344,000 and $380,000 and bad debt recoveries of $100,000 during the three and six months ended June 30, 2007, respectively.

Gain on sale of Company-owned stores to franchisees related to the sale, in 2006, of an existing Company-owned store in upstate New York for a purchase price of $225,000, which included the net fixed assets of such store (such assets having a net book value of $7,000).  There were no such sales of Company-owned stores during the three and six months ended June 30, 2007.

Other income increased approximately $52,000, or 325.0%, to $68,000 for the three months ended June 30, 2007, as compared to $16,000 for the three months ended June 30, 2006, and increased $88,000, or 325.9%, to $115,000 for the six months ended June 30, 2007, as compared to $27,000 for the six months ended June 30, 2006.  These increases were mainly a result of the Company accruing for a business interruption insurance claim submitted as a result of fire damage shutting down one of the Company-owned stores for 4 months.

Optical Purchasing Group Business Segment

On September 29, 2006, having an effective date of August 1, 2006, the Company, through its wholly-owned subsidiary Combine, acquired substantially all of the assets of COMC.  Combine activity for the six months ended June 30, 2007 has been included in the Company’s results of operations as of and for the three and six months ended June 30, 2007.

Net revenues for Combine were $4,597,000 and $8,922,000 for the three and six months ended June 30, 2007, respectively, which represented 53.7% and 52.8%, respectively, of the total revenue of the Company.

Costs of sales for Combine were $4,301,000 and $8,303,000 for the three and six months ended June 30, 2007, respectively, which represented 92.2% and 92.4%, respectively, of the total costs of sales of the Company.

Selling, general and administrative expenses for Combine were $172,000 and $352,000 for the three and six months ended June 30, 2007, respectively, which represented 4.5% and 4.7%, respectively, of the total selling, general and administrative expenses of the Company.  These expenses included payroll and related benefits of $79,000 and $145,000, depreciation and amortization of $39,000 and $77,000, and bank and credit card fees of $22,000 and $44,000 for the three and six months ended June 30, 2007, respectively.

Interest expense for Combine was $31,000 and $87,000 for the three and six months ended June 30, 2007.  Interest expense related to the debt financing with COMC in connection with the acquisition of substantially all of the assets of COMC.

There are no comparatives provided for Combine as the acquisition of COMC was consummated during the 3rd quarter of 2006.

Liquidity and Capital Resources

As of June 30, 2007, the Company had a working capital deficit of $132,000 and cash on hand of $856,000.  During the six months ended June 30, 2007, cash flows provided by its operating activities were $127,000.  This was principally due to net income of $799,000 and an increase in optical purchasing group payables of $771,000, offset, in part, by non-cash items of $208,000, an increase in franchise and other receivables of $827,000 and the increase in optical purchasing group receivables of $936,000.  The Company believes it will continue to improve its operating cash flows through franchisee audits, the addition of new franchise and company store locations, its current and future acquisitions, the growth of the Company's optical purchasing group business segment, and new marketing strategies and increased gross margins, among other things, for its Company-owned stores.

For the six months ended June 30, 2007, cash flows used in investing activities were $561,000 due, in part, to capital expenditures (which included the remodeling of one of the Company-owned stores and the Corporate offices) and the issuance of franchise promissory notes , offset by proceeds received on certain franchise promissory notes.

For the six months ended June 30, 2007, cash flows provided by financing activities were $1,000 due to the Company borrowing $350,000 in April 2007 under the Company’s Credit Facility with M&T Bank, offset by the repayment of the Company’s related party borrowings, the promissory note payments made to COMC, and the repayment of an existing promissory note as described below in section (a) of Contractual Obligations.

Credit Facility

On August 8, 2007, the Company entered into a Revolving Line of Credit Note and Credit Agreement (the “Credit Agreement”) with Manufacturers and Traders Trust Corporation (“M&T”), establishing a revolving credit facility (the “Credit Facility”), for aggregate borrowings of up to $6,000,000, to be used for general working capital needs and certain permitted acquisitions.  This Credit Facility replaces the Company’s previous revolving line of credit facility with M&T, established in August, 2005.  The initial term of the Credit Facility expires in August 2009.  All sums drawn by the Company under the Credit Facility are repayable, interest only, on a monthly basis, commencing on the first day of each month during the term of the Credit Facility, calculated at the variable rate of two hundred seventy five (275) basis points in excess of LIBOR, and all principal actually drawn by the Company payable on August 1, 2009.  The Credit Facility includes various financial covenants including minimum net worth, maximum funded debt and debt service ratio requirements.

As of June 30, 2007, the Company had borrowed $350,000 under the Credit Facility and was in compliance with all of the financial covenants.

On August 10, 2007, the Company borrowed an additional $400,000 for general working capital requirements and $3,609,423, which was drawn to fund the purchase price payable in connection with the acquisition, by OG Acquisition, Inc., the Company’s wholly-owned subsidiary, of (i) all of the equity ownership interests in 1725758 Ontario Inc., d/b/a The Optical Group (“OG”), and (ii) substantially all of the tangible and intangible assets of Corowl Optical Credit Services, Inc. (“COC”).  As of August 13, 2007, there remained $1,640,577 available under the Credit Facility for future borrowings.

Contractual Obligations

Payments due under contractual obligations as of June 30, 2007 were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations (a) (b) (c)	$2,368	$1,240	$764	$364	$-
Interest on long-term debt obligations (a) (b) (c)	318	122	134	62	-
Operating leases	12,940	3,649	3,677	2,102	3,512
	$15,626	$5,011	$4,575	$2,528	$3,512

(a)
Effective April 14, 2003, in connection with certain Rescission Transactions consummated by the Company on December 31, 2003, the Company signed numerous promissory notes with certain of its shareholders, two of whom are also directors of the Company.  The notes, which aggregated $520,000, accrued interest at a rate of 6% per annum.  All sums (principal and interest) under the notes were due and payable in April 2007.  On April 24, 2007, the Company repaid one of such notes together with principal and interest totaling $338,000.   Each of the other shareholders agreed to extend the terms of such notes for an additional 12 months at an interest rate of 9%, due in April 2008.

(b)
In connection with the acquisition of substantially all of the assets of COMC, the Company entered into two promissory notes with COMC.  The first note provides for four annual installments commencing October 1, 2007, totaling $1,273,000 (without interest).  The second note provides for sixty monthly installments commencing October 1, 2006, totaling $500,000 at 7% interest per annum.

(c)
On April 12, 2007, the Company borrowed $350,000 under the Credit Facility, which borrowings are payable (interest only) monthly and bear interest at a rate of LIBOR plus 2.75%.  The principal and any accrued interest are due and payable at the end August 2007.

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

Management’s estimate of the allowances on receivables is based on historical sales, historical loss levels, and an analysis of the collectibility of individual accounts.  To the extent that actual bad debts differed from management's estimates by 10 percent, consolidated net income would be an estimated $24,000 higher/lower for the six months ended June 30, 2007, depending upon whether the actual write-offs are greater or less than estimated.

Management’s estimate of the valuation allowance on deferred tax assets is based on whether it is more likely than not that the Company’s net operating loss carry-forwards will be utilized.  Factors that could impact estimated utilization of the Company's net operating loss carry-forwards are the success of its stores and franchisees, the Company's operating efficiencies and the effects of Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred, or could occur in the future.  To the extent that management lowered its valuation allowance on deferred tax assets by 10 percent, consolidated net income would be an estimated $1,4000,000 higher/lower for the six months ended June 30, 2007.

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”  Accordingly, revenues are recorded when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s price to the buyer is fixed or determinable, and collectibility is reasonably assured.  To the extent that collectibility of royalties is not reasonably assured, the Company recognizes such revenues when the cash is received.  To the extent that royalties that were recognized on a cash basis were recognized on an accrual basis, consolidated net income would be an estimated $171,000 higher/lower for the six months ended June 30, 2007.

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

The Company is exposed to interest rate risk under its Credit Facility with M&T Bank.  In April 2007, the Company borrowed $350,000 under its Credit Facility and in August 2007, the Company borrowed an additional $4,009,422.  Any increase in the LIBOR rate would lead to higher interest expense.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In August 2006, Amy Platt, a former employee of the Company, commenced an action against the Company, in the United States District Court, Eastern District of New York, alleging, among other things, that the Company violated Title VII of the Civil Rights Act of 1964, as amended, 42 U.S.C. 2000e, et seq, the Pregnancy Discrimination Act of 1978, and the New York Executive Law, Human Rights Law, Section 290 et seq.  In July 2007, this action was settled, and was discontinued, with prejudice.

In July 2007, Horizons Investors Corp. (“Horizons”) commenced an action against the Company, in the Supreme Court of the State of New York, Nassau County, alleging, among other things, a default in the performance of the Company’s obligations under a promissory note issued to Horizons by the Company as a result of the Company’s alleged failure to pay the correct interest rate on the then outstanding principal amount of such note.  The Company believes that it has a meritorious defense to this action.  As of the date hereof, the Company’s time to reply to Horizon’s action has not yet expired.  The Company has not recorded an accrual for a loss and does not believe it is probable that the Company shall be held liable in respect of plaintiff's claims.

Item 1a. Risk Factors

There have been no material changes to the disclosure related to risk factors made in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to a Letter of Engagement, dated May 7, 2007 (the“LOE”),  between the Company and R.D. Stout, Inc. (“RD”), RD agreed to provide to the Company assistance with investor relations, broker relations and the planning and execution of assorted activities relating to these tasks.  The LOE expires on May 6, 2008, but may be terminated by the Company at any time upon the giving of written notice.  In consideration for these services, the Company (a) agreed to issue to RD on a monthly basis a number of shares of restricted common stock of the Company (the “RD Shares”) equal to (i) $8,333.33, divided by (ii) the closing price per share of the Company’s common stock on the applicable issuance date, as reported on the Over-the-Counter Bulletin Board, and (b) issued to RD a warrant (the “RD Warrant”) to purchase up to an aggregate of 300,000 shares of the common stock of the Company at an exercise price of $0.21 per share,  which vested to the extent of 25,000 shares upon issuance, and the remaining balance of which vests in equal monthly tranches of 25,000 shares each over the term of the LOE; however, the Company may terminate the RD Warrant in the event RD’s retention by the Company is terminated, in which event, the RD Warrant is deemed to be void to the extent of any unvested shares as of the termination. The term of the RD Warrant, to the extent of any vested shares, is  3 years from the date of issuance. The RD Warrant provides for dilution in certain events.  The RD Shares and RD Warrant were issued pursuant to the exemption from registration under the Securities Act of  1933, as amended (the “Act”), provided by Section 4 (2) of the Act.

Pursuant to a Letter Agreement, dated April 11, 2007 (the “LA”), between the Company and DuBois Consulting Group, Inc. (“DuBois”), DuBois agreed to provide to the Company assistance with investor relations, broker relations, and the planning and execution of assorted activities relating to these tasks.  The LE expires on April 10, 2008, but may be terminated by the Company at any time upon the giving of written notice.  In consideration for these services, the Company agreed to pay Dubois certain cash consideration provided for in the LA and issued to DuBois a warrant (the “DuBois Warrant”) to purchase up to an aggregate of  300,000 shares of common stock of the Company at an exercise price of $0.30 per share, which vests in equal monthly tranches of 25,000  shares each over the term of the LA; however, the Company may terminate the Dubois Warrant in the event Dubois’ retention by the Company is terminated, in which event, the Dubois Warrant is deemed to be void to the extent of any unvested shares as of the termination.  The term of the Dubois Warrant, to the extent of any vested shares, is  3 years from the date of issuance.  The Dubois Warrant provides for dilution in certain events.  The DuBois Shares and DuBois Warrant were issued pursuant to the exemption from registration under the Act provided by Section 4 (2) of the Act.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

2.4
Letter of Intent, dated as of May 23, 2007, by and among OG Acquisition, Inc., 757979 Ontario Inc. (d/b/a The Optical Group), Corowl Optical Credit Services, Inc. and Grant Osborne (Incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K dated May 31, 2007)

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

Dated: August 14, 2007