Form 10-Q
period 2007-09-30
EMERGING VISION INC
filed 2007-11-14
CIK 1002554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________

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

As of November 14, 2007, there were 125,286,805 outstanding shares of the Issuer’s Common Stock, par value $0.01 per share.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands, Except Share Data)
ASSETS	September 30,	December 31,
	2007	2006
	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$1,486	$1,289
Restricted cash	250	250
Franchise receivables, net of allowance of $149 and $110, respectively	2,363	1,620
Settlement receivable	1,062	-
Optical purchasing group receivables, net of allowance of $40	6,228	1,914
Other receivables, net of allowance of $2	425	312
Current portion of franchise notes receivable, net of allowance of $39 and $44, respectively	147	79
Inventories, net	495	431
Prepaid expenses and other current assets	796	398
Deferred tax assets, current portion	709	600
Total current assets	13,961	6,893

Property and equipment, net	1,452	923
Franchise notes receivable, net of allowance of $0 and $5, respectively	78	214
Deferred tax asset, net of current portion	1,052	800
Goodwill, net	2,544	2,745
Excess cost over net tangible assets acquired	3,380	-
Intangible assets, net	814	808
Other assets	261	214
Total assets	$23,542	$12,597

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$5,917	$4,632
Optical purchasing group payables	5,689	1,760
Short-term debt	132	396
Related party obligations	747	778
Total current liabilities	12,485	7,566

Long-term debt	4,364	20
Related party borrowings, net of current portion	1,094	1,173
Franchise deposits and other liabilities	438	487

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized: Senior Convertible Preferred Stock, $100,000 liquidation preference per share; 0.74 shares issued and outstanding	74	74
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 97,326,890 shares issued and 97,144,553 shares outstanding	973	705
Treasury stock, at cost, 182,337 shares	(204)	(204)
Additional paid-in capital	126,898	127,062
Accumulated comprehensive loss	(10)	-
Accumulated deficit	(122,570)	(124,286)
Total shareholders' equity	5,161	3,351
Total liabilities and shareholders' equity	$23,542	$12,597

The accompanying notes are an integral part of these consolidated condensed financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED) (In Thousands, Except Per Share Data)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues:
Net sales	$2,324	$1,854	$6,656	$5,450
Optical purchasing group sales	11,603	2,775	20,525	2,775
Franchise royalties	1,632	1,797	5,138	5,279
Other franchise related fees	103	38	231	171
Total revenue	15,662	6,464	32,550	13,675

Costs and expenses:
Cost of sales	11,524	2,820	20,509	3,276
Selling, general and administrative expenses	4,330	3,507	11,783	9,817
Total costs and expenses	15,854	6,327	32,292	13,093

Operating (loss) income	(192)	137	258	582

Other income (expense):
Interest on franchise notes receivable	6	12	29	34
Gain on sale of company-owned store to franchisee	6	-	11	218
Gain on settlement of litigation	1,012	-	1,012	-
Other income	188	47	235	74
Interest expense	(68)	(10)	(177)	(30)
Total other income	1,144	49	1,110	296

Income from continuing operations before provision for (benefit from) income taxes	952	186	1,368	878
Provision for (benefit from) income taxes	45	64	(338)	(978)
Income from continuing operations	907	122	1,706	1,856

(Loss) from discontinued operations	-	(18)	-	(261)
Income tax benefit	-	(7)	-	(105)
(Loss) from discontinued operations	-	(11)	-	(156)
Net income	907	111	1,706	1,700

Comprehensive income:
Foreign currency translation adjustments	(10)	-	(10)	-
Comprehensive income	$897	$111	$1,696	$1,700

Per share information – basic and diluted:
Income from continuing operations	$0.01	$0.00	$0.02	$0.02
(Loss) from discontinued operations	-	(0.00)	-	(0.00)
Net income	$0.01	$0.00	$0.02	$0.02

Weighted-average number of shares of common stock outstanding:
Basic	72,169	70,324	70,946	70,324
Diluted	106,546	113,529	102,260	109,478

The accompanying notes are an integral part of these consolidated condensed financial statements.

.
EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in Thousands)
	For the Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Income from continuing operations	$1,706	$1,856
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	345	196
Provision for doubtful accounts	51	169
Deferred tax assets	(361)	(1,113)
Non-cash compensation charges related to options and warrants	104	494
Gain on the sale of company-owned store to franchisee	(11)	(218)
Changes in operating assets and liabilities:
Franchise and other receivables	(959)	231
Settlement receivable	(1,062)	-
Optical purchasing group receivables	(493)	-
Inventories	(64)	(55)
Prepaid expenses and other current assets	(398)	(61)
Intangible and other assets	148	9
Accounts payable and accrued liabilities	1,285	198
Optical purchasing group payables	245	-
Franchise deposits and other liabilities	(49)	(152)
Net cash provided by operating activities	487	1,554

Cash flows from investing activities:
Franchise notes receivable issued	(131)	(228)
Proceeds from franchise and other notes receivable	251	249
Proceeds from the sale of company-owned store to franchisee	-	200
Purchases of property and equipment	(863)	(267)
Acquisition of 1725758 Ontario Inc.	(3,517)	(700)
Net cash used in investing activities	(4,260)	(746)

Cash flows from financing activities:
Borrowings under credit facility	4,359	-
Payments on long-term debt	(389)	(32)
Net cash provided by (used in) financing activities	3,970	(32)
Net cash provided by continuing operations	197	776
Net cash provided by discontinued operations	-	65
Net increase in cash and cash equivalents	197	841
Cash and cash equivalents – beginning of period	1,289	816
Cash and cash equivalents – end of period	$1,486	$1,657

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$43	$6
Taxes	$34	$34

Non-cash investing and financing activities:
Accounts receivable and excess costs of net tangible assets acquired in connection with the Combine Optical Management Corp.	$-	$1,773
The accompanying notes are an integral part of these consolidated condensed financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION:

The accompanying Consolidated Condensed Financial Statements of Emerging Vision, Inc. and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted for complete financial statement presentation.  In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included.  All such adjustments are of a normal recurring nature.  This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2007 and June 30, 2007.  There have been no changes in significant accounting policies since December 31, 2006.

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

Stock-based compensation expense of approximately $31,000 and $40,000 is reflected in selling, general and administrative expenses on the accompanying Consolidated Condensed Statements of Income for the three months ended September 30, 2007 and 2006, respectively, and $105,000 and $494,000 for the nine months ended September 30, 2007 and 2006, respectively.  The Company determined the fair value of options and warrants issued using the Black-Scholes option pricing model with the following assumptions:  1 to 2 year expected lives; 10-year expiration period; risk-free interest rate ranging from 3.00% to 4.98%; stock price volatility ranging from 48.00% to 98.22%; with no dividends over the expected life.

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

Optical purchasing group sales– Represents product pricing extended to the Company's optical purchasing group members associated with the sale of vendor’s eye care products to such members;

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

Comprehensive Income

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which establishes rules for the reporting of comprehensive income and its components.  Comprehensive income is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners.  The Company’s comprehensive income is comprised of the cumulative translation adjustment arising from the conversion of foreign currency.

Foreign Currency Translation

The financial position and results of operations of the Company’s wholly-owned subsidiary, OG Acquisition, Inc. (“OG”) were measured using OG’s local currency (Canadian Dollars) as the functional currency.  Balance sheet accounts are translated from the foreign currency into U.S. Dollars at the period-end rate of exchange.  Income and expenses are translated at the weighted average rates of exchange for the period.  The resulting translation loss from the conversion of foreign currency to U.S. Dollars is included as a component of comprehensive income for the quarter ended September 30, 2007 and is recorded directly to accumulated comprehensive loss within the Consolidated Condensed Balance Sheet as of September 30, 2007.

Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB’s Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109.”  FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  FIN 48 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No such amounts were accrued for at January 1, 2007.  Additionally, no amounts were accrued for as of September 30, 2007.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Discontinued Operations

In February 2006, the Company discontinued all of its retail operations then being conducted in the state of Arizona and have applied the provision of FASB SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  As a result, the Company determined that substantially all of the net assets of the Company-owned stores located in Arizona as of December 31, 2005 were impaired.  During the three and nine months ended September 30, 2006, the Company incurred losses, net of taxes, related to the discontinued operations of approximately $11,000 and $156,000, respectively.  There were no such losses incurred during the three and nine months ended September 30, 2007.  As of September 30, 2007, there were no assets remaining associated with the Company’s discontinued operations.

Reclassification

Certain reclassifications have been made to prior year’s consolidated condensed financial statements to conform to the current year presentation.

NOTE 3 – ACQUISITION OF THE OPTICAL GROUP

On August 10, 2007, effective August 1, 2007, the Company, through its wholly-owned subsidiary OG, acquired all of the outstanding equity interests of 1725758 Ontario Inc., d/b/a The Optical Group ("TOG") and substantially all of the assets of Corowl Optical Credit Services, Inc. ("COC") for an aggregate purchase price of cash consideration of $3,800,000 CAD (approximately $3,600,000 USD).  The Company withdrew funds from its Credit Facility with Manufacturers and Traders Trust Corporation (“M&T”), including $3,609,423 to fund the purchase price payable in connection with the acquisitions of TOG and COC, and $50,000 for general working capital requirements.  TOG is based in Ontario, Canada and operates an optical group purchasing business in Canada.  COC is based in Ontario, Canada and operates a credit reference business within the optical industry in Canada.  TOG has approximately 525 active members in its optical group purchasing business.

The acquisition was accounted for as a business purchase and recorded at the estimated fair value (based on an independent expert’s valuation) of the assets acquired and liabilities assumed, as follows:

Working capital	$1,000
Accounts receivable	3,841,000
Property and equipment	41,000
Intangible assets	1,979,000
Excess cost over net tangible assets acquired	1,446,000
Accounts payable	(3,699,000)
Net assets acquired	$3,609,000

Property and equipment will be depreciated on a straight-line basis over the estimated useful lives of the respective classes of assets.  The intangible assets consist of a covenant not-to-compete agreement with a five year useful life, customer-related intangibles with a ten year useful life, and a trade name with an indefinite life.

NOTE 4 – PER SHARE INFORMATION:

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per shares of common stock (“Basic EPS”) is computed by dividing the net income by the weighted-average number of shares of common stock outstanding.  Diluted earnings per shares of common stock (“Diluted EPS”) is computed by dividing the net income by the weighted-average number of shares of common stock and dilutive common stock equivalents and convertible securities then outstanding.  SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Consolidated Condensed Statements of Income.  Common stock equivalents totaling 1,777,687 and 2,177,687 were excluded from the computation of Diluted EPS for the three and nine months ended September 30, 2007, respectively, and 21,011,644 for the three and nine months ended September 30 2006, as their effect on the computation of Diluted EPS would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Income from continuing operations	$907	$122	$1,706	$1,856
(Loss) from discontinued operations	-	(11)	-	(156)
Net income	$907	$111	$1,706	$1,700

Denominator:
Weighted-average shares of common stock outstanding	72,169	70,324	70,946	70,324
Dilutive effect of stock options, warrants and restricted stock	34,377	43,205	31,314	39,154
Weighted-average shares of common stock outstanding, assuming dilution	106,546	113,529	102,260	109,478

Per share information – basic and diluted:
Income from continuing operations	$0.01	$0.00	$0.02	$0.02
(Loss) from discontinued operations	-	(0.00)	-	(0.00)
Net income	$0.01	$0.00	$0.02	$0.02

NOTE 5 – SHAREHOLDERS' EQUITY:

On September 24, 2007, Horizons Investors Corp. ("Horizons"), in connection with certain rescission transactions consummated by the Company on December 31, 2003, performed a "cashless exercise" of all of its 31,067,776 warrants, with the exercise price paid by surrendering to the Company 4,367,764 of the warrants held by Horizons, having an approximate aggregate value of $1,485,040, or $0.34 per share of Common Stock surrendered.

As a result of this transaction, the Company's Common Stock increased $267,000, which was offset by a charge to Accumulated Paid-in Capital to account for the "cashless exercise" feature of the transaction.

NOTE 6 – CREDIT FACILITY:

On August 8, 2007, the Company entered into a Revolving Line of Credit Note and Credit Agreement (the “Credit Agreement”) with M&T, establishing a revolving credit facility (the “Credit Facility”), for aggregate borrowings of up to $6,000,000, to be used for general working capital needs and certain permitted acquisitions.  This Credit Facility replaced the Company’s previous revolving line of credit facility with M&T, established in August 2005.  The initial term of the Credit Facility expires in August 2009.  All sums drawn by the Company under the Credit Facility are repayable, interest only, on a monthly basis, commencing on the first day of each month during the term of the Credit Facility, calculated at the variable rate of two hundred seventy five (275) basis points in excess of LIBOR, and all principal drawn by the Company is payable on August 1, 2009.

On August 10, 2007, the Company borrowed $3,609,423 to fund the purchase price payable in connection with the acquisitions of TOG and COC, and borrowed $400,000 for general working capital requirements.  The Credit Facility includes various financial covenants including minimum net worth, maximum funded debt and debt service ratio requirements. As of September 30, 2007, the Company had outstanding borrowings of $4,359,423 under the Credit Facility, which amount was included in Long-term Debt on the accompanying Consolidated Condensed Balance Sheet, was in compliance with the various financial covenants, and had $1,640,577 available under the Credit Facility for future borrowings.

NOTE 7 – SEGMENT REPORTING

The Company follows the provisions of FASB Statement 131, “Disclosures about Segments of a Business Enterprise and Related Information.”  During September 2006, the Company, through its wholly-owned subsidiary COM Acquisition, Inc. (“Combine”), acquired substantially all of the assets of Combine Optical Management Corp. (“COMC”), which created a new operating segment, the Optical Group Purchasing Business.  This segment along with the existing operating segment, Retail Optical Stores, constitutes the Company’s two reporting segments.

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

The Optical Group Purchasing Business segment represents product pricing extended to Combine and OG members associated with the sale of vendor’s eye care products to such members.

Certain business segment information for continuing operations is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Business Segment Net Revenues:
Retail Optical Stores	$4,059	$3,689	$12,025	$10,900
Optical Group Purchasing Business	11,603	2,775	20,525	2,775
Net revenues	$15,662	$6,464	$32,550	$13,675

Business Segment Net Income
Retail Optical Stores	$663	$70	$1,276	$1,804
Optical Group Purchasing Business	244	52	430	52
Net income	$907	$122	$1,706	$1,856

Business Segment Net Income per Share – Basic and Diluted
Retail Optical Stores	$0.01	$0.00	$0.02	$0.02
Optical Group Purchasing Business	0.00	-	0.00	-
Net income per share – Basic	$0.01	$0.00	$0.02	$0.02

Weighted-Average Number of Shares of common stock Outstanding:
Basic	72,169	70,324	70,946	70,324
Diluted	106,546	113,529	102,260	109,478

The Optical Group Purchasing Business segment includes Combine's business activity from August 1, 2006, the effective date of the acquisition of COMC, and includes OG's business activity from August 1, 2007 through September 30, 2007.

Net income includes a provision for income taxes of $45,000 and $64,000 for the three months ended September 30, 2007 and 2006, respectively, and includes an income tax benefit of $338,000 and $978,000 for the nine months ended September 30, 2007 and 2006, respectively.

Additional business segment information is summarized as follows for the nine months ended September 30, 2007 (in thousands):

	Retail Optical Stores	Optical Group Purchasing Business	Total

Total Assets	$10,409	$13,133	$23,542
Depreciation and Amortization	229	116	345
Capital Expenditures	750	113	863
Interest Expense	40	137	177

The following table shows certain unaudited pro forma results of the Company, assuming the Company had acquired COMC and TOG at the beginning of the three and nine months ended September 30, 2007 and 2006 (excluding discontinued operations):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Business Segment Net Revenues:
Retail Optical Stores	$4,059	$3,689	$12,025	$10,900
Optical Group Purchasing Business	15,444	13,383	44,066	37,730
Net revenues	$19,503	$17,072	$56,091	$48,630

Business Segment Net Income
Retail Optical Stores	$663	$70	$1,276	$1,804
Optical Group Purchasing Business	382	264	1,120	930
Net income	$1,045	$334	$2,396	$2,734

Business Segment Net Income per Share – Basic
Retail Optical Stores	$0.01	$0.00	$0.02	$0.03
Optical Group Purchasing Business	0.00	0.00	0.01	0.01
Net income per share	$0.01	$0.00	$0.03	$0.04

Business Segment Net Income per Share – Diluted
Retail Optical Stores	$0.01	$0.00	$0.01	$0.02
Optical Group Purchasing Business	0.00	0.00	0.01	0.01
Net income per share	$0.01	$0.00	$0.02	$0.03

Weighted-Average Number of Shares of common stock Outstanding:
Basic	72,169	70,324	70,946	70,324
Diluted	106,546	113,529	102,260	109,478

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

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

In January 2007, PR Prince Georges Plaza, LLC commenced an action against the Company, in the Circuit Court of the State of Maryland, Prince George’s County, alleging, among other things, that the Company had breached its obligations under its guaranty of the lease for the former Sterling Optical store located at The Mall at Prince Georges, 3500 East West Highway, Hyattsville, Prince George’s County, Maryland.  In November 2007, this action was settled, the terms of which included, among other things, the Company’s payment to the plaintiff of approximately $22,000.

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

In July 2007, Horizons Investors Corp. (“Horizons”) commenced an action against the Company, in the Supreme Court of the State of New York, Nassau County, alleging, among other things, a default in the performance of the Company’s obligations under a promissory note issues to Horizons by the Company as a result of the Company’s alleged failure to pay the correct interest rate on the then outstanding principal amount of such note.  On October 31, the Court granted the Company’s request for summary judgment, dismissing Horizons’ claims in their entirety.

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

Guarantees

As of September 30, 2007, the Company was a guarantor of certain leases of retail optical stores franchised and subleased to its franchisees.  In the event that all of such franchisees defaulted on their respective subleases, the Company would be obligated for aggregate lease obligations of approximately $3,190,000.  The Company continually evaluates the credit-worthiness of its franchisees in order to determine their ability to continue to perform under their respective subleases.  Additionally, in the event that a franchisee defaults under its sublease, the Company has the right to take over operation of the respective location.

Letter of Credit

Combine holds a letter of credit with a financial institution in favor of one of its key vendors to ensure payment of any outstanding invoices not paid by Combine.  The letter of credit has a one-year term that expires in December 2007.  As of September 30, 2007, the letter of credit totaled $250,000, and was secured by a certificate of deposit (totaling $250,000) at the same financial institution, which is included in Restricted Cash on the accompanying Consolidated Condensed Balance Sheets.

Employment Agreements

The Company has an Employment Agreement (“Agreement No. 1”) with its Chief Executive Officer, which extends through November 2009.  Agreement No. 1 provides for an annual salary of $275,000, certain other benefits, and the potential for an annual bonus to be determined by the Company’s Board of Directors based on the Company’s previous calendar’s year performance.

Additionally, in connection with the acquisition of COMC, the Company entered into a five-year Employment Agreement (“Agreement No. 2”) with the existing President of COMC.  Agreement No. 2 provides for an annual salary of $210,000, certain other benefits, and an annual bonus based upon certain financial targets for Combine.   During the nine months ended September 30, 2007, a bonus of approximately $54,000 was accrued for and reflected in accounts payable and accrued expenses on the accompanying Consolidated Condensed Balance Sheet as of September 30, 2007.

NOTE 9 – INCOME TAXES:

The provision for (benefit from) income taxes from continuing operations consists of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Current	$(16)	$(6)	$67	$30
Deferred	61	70	(405)	(1,008)
Total provision for (benefit from) income taxes	$45	$64	$(338)	$(978)

The deferred tax benefit on the accompanying Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2007 is a result of the reduction in the valuation allowance of $215,000 and $934,000 less deferred tax expense of $251,000 and $529,000, respectively.  For the three and nine months ended September 30, 2006, the deferred tax benefit is a result of the reduction in the valuation allowance of $0 and $1,600,000 less deferred tax expense of $70,000 and $592,000, respectively.  Management, based on current operations and future projections, estimates that deferred tax benefits, arising principally from net operating loss carry forwards, will be realized through September 30, 2009.  The Company has a remaining valuation allowance of approximately $12,800,000 as of September 30, 2007.  As of September 30, 2007, the Company had federal net operating loss carry forwards of approximately $44,000,000.

NOTE 10 – SUBSEQUENT EVENTS:

On October 2, 2007, in connection with certain rescission transactions consummated by the Company on December 31, 2003, certain of the Company's shareholders exercised all of their 28,142,252 warrants, with the total exercise price of $1,344,835 being paid to the Company in cash.  In addition, on October 31, 2007, the Company repaid promissory notes due to such shareholders together with principal and interest totaling $319,000.

On November 5, 2007, the Company settled an adversary proceeding (the “Adversary Proceeding”) against BAL Global Finance, LLC, formerly known as Sanwa Business Credit Corporation that had been pending in the United States Bankruptcy Court for the Southern District of New York since 1995.  The material terms of the settlement of the Adversary Proceeding include a cash payment to the Company, in the amount of $1,270,000 (less certain costs and expenses incurred in the litigation, including attorney fees of $258,000), and the mutual release of all claims between the parties.  Such payment was received by the Company in November 2007.

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

Results of Operations

For the Three and Nine Months Ended September 30, 2007, as Compared to the Comparable Period in 2006

Total revenues for the Company increased approximately $9,198,000, or 142.3%, to $15,662,000 for the three months ended September 30, 2007, as compared to $6,464,000 for the three months ended September 30, 2006, and increased approximately $18,875,000, or 138.0%, to $32,550,000 for the nine months ended September 30, 2007, as compared to $13,675,000 for the nine months ended September 30, 2006.  These increases were mainly a result of the acquisition, on September 29, 2006, having an effective date of August 1, 2006, of substantially all of the assets of Combine Optical Management Corporation (“COMC”) through the Company’s wholly-owned subsidiary, COM Acquisition, Inc. (“Combine”), and of the acquisition, on August 10, 2007, having an effective date of August 1, 2007, of all of the equity ownership interests in 1725758 Ontario Inc., d/b/a The Optical Group (“TOG”) through the Company’s wholly-owned subsidiary, OG Acquisition, Inc. (“OG”).  Additionally, the number of Company-owned stores in operation increased from 8 as of September 30, 2006 to 13 as of September 30, 2007.

Total costs, and selling, general and administrative expenses for the Company increased approximately $9,527,000, or 150.6%, to $15,854,000 for the three months ended September 30, 2007, as compared to $6,327,000 for the three months ended September 30, 2006, and increased approximately $19,199,000, or 146.6%, to $32,292,000 for the nine months ended September 30, 2007, as compared to $13,093,000 for the nine months ended September 30, 2006.  These increases were mainly a result of the acquisitions of COMC and TOG, and also due to the increased number of Company-owned stores in operation as of September 30, 2007.

Retail Optical Store Segment

Net sales for Company-owned stores increased approximately $436,000, or 43.6%, to $1,435,000 for the three months ended September 30, 2007, as compared to $999,000 for the three months ended September 30, 2006, and increased approximately $1,122,000, or 38.5%, to $4,040,000 for the nine months ended September 30, 2007, as compared to $2,918,000 for the nine months ended September 30, 2006.  These increases were mainly attributable to more Company-owned store locations open during the comparable periods.  As of September 30, 2007, there were 13 Company-owned stores (1 of which was being managed for the Company by a franchisee), as compared to 8 Company-owned stores as of September 30, 2006.   On a same store basis (for stores that operated as a Company-owned store during the entirety of both of the three and nine months ended September 30, 2007 and 2006), comparative net sales increased approximately $55,000, or 7.0%, to $836,000 for the three months ended September 30, 2007, as compared to $781,000 for the three months ended September 30, 2006, and increased approximately $111,000, or 4.6%, to $2,533,000 for the nine months ended September 30, 2007, as compared to $2,422,000 for the nine months ended September 30, 2006.  Management believes that these increases were a direct result of changes to key personnel during the first quarter of 2007 (including many of the Company-store managers), which helped improve store operations.  Additionally, the Company added new training procedures and continued to implement a new point-of-sale system, all of which lead to increased Company-store sales.

Revenues generated by the Company’s wholly-owned subsidiary, VisionCare of California, Inc. (“VCC”), a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care, increased approximately $34,000, or 4.0%, to $889,000 for the three months ended September 30, 2007, as compared to $855,000 for the three months ended September 30, 2006, and increased approximately $84,000, or 3.3%, to $2,616,000 for the nine months ended September 30, 2007, as compared to $2,532,000 for the nine months ended September 30, 2006.  These increases were primarily due to an increase in membership fees generated by VCC during the first and second quarters of 2007 in addition to an increase in the membership fee charged, which went into effect July 2007.

Franchise royalties decreased approximately $165,000, or 9.2%, to $1,632,000 for the three months ended September 30, 2007, as compared to $1,797,000 for the three months ended September 30, 2006, and decreased approximately $141,000, or 2.7%, to $5,138,000 for the nine months ended September 30, 2007, as compared to $5,279,000 for the nine months ended September 30, 2006. These decreases included $428,000 of additional royalties generated from a larger number of audit discrepancies uncovered during the nine months ended September 30, 2006 as compared to $176,000 during the nine months ended September 30, 2007.  These results were factored over an equivalent sample size of franchise locations audited for each year.  This decrease was offset by a 4.3% increase in franchise sales for the stores that were in operation during both of the comparable periods.

Including revenues and the related of cost of revenues solely generated by the Company-owned stores, the Company’s gross profit margin decreased by 10.1%, to 65.1%, for the three months ended September 30, 2007, as compared to 75.2% for the three months ended September 30, 2006, and 4.9%, to 68.5%, for the nine months ended September 30, 2007, as compared to 73.4% for the nine months ended September 30, 2006.  The Company has identified the major contributing factors that led to the decrease in the Company’s gross profit margin.  Management is addressing these issues through increased training at the Company-store level, amongst other things, and anticipates these changes will result in increases in the Company’s gross profit margin in the future.  Additionally, the Company’s gross margin may fluctuate depending upon the extent and timing of changes in the product mix in the Company-owned stores, competitive pricing, and promotional incentives.

Selling, general and administrative expenses increased approximately $715,000, or 21.1%, to $4,102,000 for the three months ended September 30, 2007, as compared to $3,387,000 for the three months ended September 30, 2006, and $1,506,000, or 15.5%, to $11,203,000 for the nine months ended September 30, 2007, as compared to $9,697,000 for the nine months ended September 30, 2006.  These increases were partially a result of increases to advertising expenses of $54,000 and $168,000 due to the promotion of a new marketing campaign around the new product mix in our Company-owned stores, payroll and related expenses of $641,000 and $1,576,000 due, in part, to the addition of certain key employees hired to enhance Company store operations and expand the franchise chain during the third and fourth quarters of 2006, and additional charges, including rent and overhead expenses, related to an average of three more Company-owned stores in operation during the three and nine months ended September 30, 2007, respectively.  In addition to these items, the Company incurred certain costs associated with the development of two new business lines, costs associated with the implementation of Sarbanes-Oxley compliance including hiring additional personnel, overhead and redirecting resources of existing employees, and the cost to implement the recent acquisitions of the Company.  These expenses were offset, in part, by a decrease in equity compensation charges of $389,000 during the nine months ended September 30, 2007 and to a bad debt recovery of $100,000 in March 2007.

Gain on sale of company-owned stores to franchisees related to the sale of a Company-owned store in upstate New York in February 2006 for a purchase price of $225,000, which included the net fixed assets of such store (such assets having a net book value of $7,000).  There were no such sales of Company-owned stores during the three and nine months ended September 30, 2007.

Gain on settlement of litigation relates to the settlement of an adversary proceeding between the Company and BAL Global Finance, LLC, formerly known as Sanwa Business Credit Corporation that had been pending in the United States Bankruptcy Court for the Southern District of New York since 1995.  The material terms of the settlement generated other income of $1,270,000 less certain costs and expenses incurred in the litigation (including attorney fees) of $258,000.

Optical Purchasing Group Business Segment

On September 29, 2006, having an effective date of August 1, 2006, the Company, through its wholly-owned subsidiary Combine, acquired substantially all of the assets of COMC.  Combine activity, beginning August 1, 2006, has been included in the Company’s results of operations as of and for the three and nine months ended September 30, 2007 and 2006, respectively.

On August 10, 2007, having an effective date of August 1, 2007, the Company, through its wholly-owned subsidiary OG, acquired all of the equity ownership interest in TOG.  OG activity, beginning August 1, 2007, has been included in the Company’s results of operations as of and for the three and nine months ended September 30, 2007.

Net revenues for the optical purchasing group segment were $11,603,000 and $20,525,000 for the three and nine months ended September 30, 2007, respectively, which represented 74.1% and 63.1%, respectively, of the total revenue of the Company.

Costs of sales for the optical purchasing group segment were $11,087,000 and $19,390,000 for the three and nine months ended September 30, 2007, respectively, which represented 96.2% and 94.5%, respectively, of the total costs of sales of the Company.

Selling, general and administrative expenses for the optical purchasing group segment were $227,000 and $579,000 for the three and nine months ended September 30, 2007, respectively, which represented 5.3% and 4.9%, respectively, of the total selling, general and administrative expenses of the Company.  These expenses included payroll and related benefits of $90,000 and $235,000, depreciation and amortization of $39,000 and $116,000, and bank and credit card fees of $40,000 and $84,000 for the three and nine months ended September 30, 2007, respectively.

Interest expense for the optical purchasing group segment was $50,000 and $137,000 for the three and nine months ended September 30, 2007.  Interest expense related to the debt financing with COMC in connection with the acquisition of substantially all of the assets of COMC, and to the borrowings under the Company’s Credit Facility with Manufacturers and Traders Trust Corporation (“M&T”) to fund the acquisitions of TOG and COC.

There are no comparatives provided for the optical purchasing group segment as the acquisition of COMC was consummated during the 3rd quarter of 2006, and the acquisitions of TOG and COC was consummated during the 3rd quarter of 2007.

Liquidity and Capital Resources

As of September 30, 2007, the Company generated $1,476,000 of working capital and had cash on hand of $1,486,000.  During the nine months ended September 30, 2007, cash flows provided by its operating activities were $487,000.  This was principally due to net income of $1,706,000 and an increase in accounts payables and accrued liabilities of $1,285,000, offset, in part, by the settlement receivable of $1,062,000, an increase in franchise and other receivables of $959,000, and the increase in optical purchasing group receivables of $493,000.  The Company believes it will continue to improve its operating cash flows through franchisee audits, the addition of new franchise and company store locations, its current and future acquisitions, and new marketing strategies and increased gross margins, among other things, for its Company-owned stores.

For the nine months ended September 30, 2007, cash flows used in investing activities were $4,260,000 mainly due to the acquisition of TOG and COC, as well as capital expenditures (which included the remodeling of one of the Company-owned stores and the Corporate offices, and the purchase of a customized exhibiting booth for the Company’s trade shows) made by the Company.

For the nine months ended September 30, 2007, cash flows provided by financing activities were $3,970,000 mainly due to the Company borrowing $3,609,000 in August 2007 under the Company’s Credit Facility with M&T to fund the acquisitions of TOG and COC.  Additionally, the Company borrowed another $750,000 throughout the year for general working capital requirements, offset by the repayment of the Company’s related party borrowings, the promissory note payments made to COMC, and the payment of one of the promissory notes in connection with certain Rescission Transactions consummated by the Company on December 31, 2003.

Credit Facility

On August 8, 2007, the Company entered into a Revolving Line of Credit Note and Credit Agreement (the “Credit Agreement”) with M&T, establishing a revolving credit facility (the “Credit Facility”), for aggregate borrowings of up to $6,000,000, to be used for general working capital needs and certain permitted acquisitions.  This Credit Facility replaced the Company’s previous revolving line of credit facility with M&T, established in August 2005.  The initial term of the Credit Facility expires in August 2009.  All sums drawn by the Company under the Credit Facility are repayable, interest only, on a monthly basis, commencing on the first day of each month during the term of the Credit Facility, calculated at the variable rate of two hundred seventy five (275) basis points in excess of LIBOR, and all principal drawn by the Company is payable on August 1, 2009.

On August 10, 2007, the Company borrowed $3,609,423 to fund the purchase price payable in connection with the acquisitions of TOG and COC, and borrowed $400,000 for general working capital requirements.  The Credit Facility includes various financial covenants including minimum net worth, maximum funded debt and debt service ratio requirements.  As of September 30, 2007, the Company had outstanding borrowings of $4,359,423 under the Credit Facility, which amount was included in Long-term Debt on the accompanying Consolidated Condensed Balance Sheet, was in compliance with the various financial covenants, and had $1,640,577 available under the Credit Facility for future borrowings.

Contractual Obligations

Payments due under contractual obligations as of September 30, 2007 were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations (a) (b) (c)	$6,337	$879	$5,118	$340	$-
Interest on long-term debt obligations (a) (b) (c)	916	482	430	4	-
Operating leases	12.618	3,846	3,466	2,029	3,277
	$19,871	$5,207	$9,014	$2,373	$3,277

(a)
Effective April 14, 2003, in connection with certain Rescission Transactions consummated by the Company on December 31, 2003, the Company signed numerous promissory notes with certain of its shareholders, two of whom are also directors of the Company.  The notes, which aggregated $520,000, accrued interest at a rate of 6% per annum.  All sums (principal and interest) under the notes were due and payable in April 2007.  On April 24, 2007, the Company repaid one of such notes together with principal and interest totaling $338,000.   Each of the other shareholders agreed to extend the terms of such notes for an additional 12 months at an interest rate of 9%, due in April 2008.  Such notes were repaid in October 2007.

(b)
In connection with the acquisition of substantially all of the assets of COMC, the Company entered into two promissory notes with COMC.  The first note provides for four annual installments commencing October 1, 2007, totaling $1,273,000 (without interest).  On October 1, 2007, the Company paid the first installment of $498,000.  The second note provides for sixty monthly installments commencing October 1, 2006, totaling $500,000 at 7% interest per annum.

(c)
The Company had outstanding borrowings of $4,359,423 under the Credit Facility, which borrowings are payable (interest only) monthly and bear interest at a rate of LIBOR plus 2.75%.  The principal and any accrued interest are due and payable at the end August 2009.

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

Management’s estimate of the allowances on receivables is based on historical sales, historical loss levels, and an analysis of the collectibility of individual accounts.  To the extent that actual bad debts differed from management's estimates by 10 percent, consolidated net income would be an estimated $5,000 and $15,000 higher/lower for the three and nine months ended September 30, 2007, respectively, depending upon whether the actual write-offs are greater or less than estimated.

Management’s estimate of the valuation allowance on deferred tax assets is based on whether it is more likely than not that the Company’s net operating loss carry-forwards will be utilized.  Factors that could impact estimated utilization of the Company's net operating loss carry-forwards are the success of its stores and franchisees, the Company's operating efficiencies and the effects of Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred, or could occur in the future.  To the extent that management altered its valuation allowance on deferred tax assets by 10 percent, consolidated net income would be an estimated $1,280,000 higher/lower for the three and nine months ended September 30, 2007, respectively.

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”  Accordingly, revenues are recorded when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s price to the buyer is fixed or determinable, and collectibility is reasonably assured.  To the extent that collectibility of royalties is not reasonably assured, the Company recognizes such revenues when the cash is received.  To the extent that royalties that were recognized on a cash basis were recognized on an accrual basis, consolidated net income would be an estimated $21,000 and $132,000 higher/lower for the three and nine months ended September 30, 2007, respectively.

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

The Company is exposed to interest rate risk under its Credit Facility with M&T.  As of September 30, 2007, the Company had outstanding borrowings of $4,359,423 under its Credit Facility.  Any increase in the LIBOR rate would lead to higher interest expense.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  The Company’s management is currently assessing the effectiveness of internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act.

(b) Changes in Internal Controls

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In January 2007, PR Prince Georges Plaza, LLC commenced an action against the Company, in the Circuit Court of the State of Maryland, Prince George’s County, alleging, among other things, that the Company had breached its obligations under its guaranty of the lease for the former Sterling Optical store located at The Mall at Prince Georges, 3500 East West Highway, Hyattsville, Prince George’s County, Maryland.  In November 2007, this action was settled, the terms of which included, among other things, the Company’s payment to the plaintiff of approximately $22,000.

In July 2007, Horizons Investors Corp. (“Horizons”) commenced an action against the Company, in the Supreme Court of the State of New York, Nassau County, alleging, among other things, a default in the performance of the Company’s obligations under a promissory note issues to Horizons by the Company as a result of the Company’s alleged failure to pay the correct interest rate on the then outstanding principal amount of such note.  On October 31, the Court granted the Company’s request for summary judgment, dismissing Horizons’ claims in their entirety.

Item 1a. Risk Factors

There have been no material changes to the disclosure related to risk factors made in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with certain Rescission Transactions consummated by the Company on December 31, 2003, the Company granted 31,067,776 warrants to Horizon Investors Corp. (“Horizons”) to purchase shares of the Company’s Common Stock.  The warrants had an exercise price of $0.0478, were not exercisable until April 15, 2006 and were to expire on April 14, 2008.  On September 24, 2007, Horizons performed a “cashless exercise” of such warrants, thus exercising all of its 31,067,776 warrants, with the exercise price paid by surrendering to the Company 4,367,764 of the warrants, having an approximately aggregate value of $1,485,040, or $0.34 per share of Common Stock surrendered.  Horizons ended up receiving 26,700,012 shares of Common Stock.  Horizons Common Stock was issued pursuant to the exemption from registration under the Securities Act of 1933, as amended (the “Act”), provided by Section 4 (2) of the Act.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	TOG Business Purchase Agreement (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K, dated July 5, 2007)

10.2	Revolving Line of Credit Note and Credit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

10.3	Absolute Assignment of Franchise Notes and Proceeds Due (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

10.4	General Security Agreement – Emerging Vision, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

10.5	General Security Agreement – Combine Buying Group, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

10.6	General Security Agreement – OG Acquisition, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

10.7	General Security Agreement – 1725758 Ontario Inc. d/b/a The Optical Group (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

10.8	Continuing Guaranty – Combine Buying Group, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

10.9	Continuing Guaranty – OG Acquisition, Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

10.10	Continuing Guaranty – 1725758 Ontario Inc. d/b/a The Optical Group (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

10.11	Pledge Agreement and Assignment (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

10.12	United States Collateral Assignment and Security Agreement by Emerging Vision, Inc. (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: November 14, 2007