Form 10-K
period 2007-12-31
EMERGING VISION INC
filed 2008-03-31
CIK 1002554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

Commission file number: 1-14128

EMERGING VISION, INC.
(Exact name of Registrant as specified in its Charter)

NEW YORK
(State or other jurisdiction of incorporation or organization)

11-3096941
(I.R.S. Employer Identification No.)

100 Quentin Roosevelt Boulevard
Garden City, NY 11530
(Address and Zip Code of Principal Executive Offices)

Registrant’s telephone number, including area code: (516) 390-2100

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes	No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2007, was $21,224,602.

Number of shares outstanding as of March 31, 2008:

125,292,806 shares of Common Stock, par value $0.01 per share

Documents incorporated by reference:  Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held during 2008.

Part I

Item 1.  Business

GENERAL

Emerging Vision, Inc. (the “Registrant” and, together with its subsidiaries, hereinafter the “Company” or “Emerging”) operates one of the largest chains of retail optical stores and one of the largest franchise optical chains in the United States, based upon management’s beliefs, domestic sales and the number of locations of Company-owned and franchised stores (collectively referred to hereinafter as “Sterling Stores”).  Additionally, Emerging operates one of the leading optical purchasing groups in the United States (hereinafter referred to as “COM”) and one of the leading optical purchasing groups in Canada (hereinafter referred to as “TOG”), based upon management’s beliefs, annual sales and the number of member locations.  The Registrant was incorporated under the laws of the State of New York in January 1992 and, in July 1992, purchased substantially all of the assets of Sterling Optical Corp., a New York corporation, then a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code.

RETAIL STORE OPERATIONS

The Company and its franchisees operate retail optical stores under the trade names “Sterling Optical,” “Site For Sore Eyes,” “Kindy Optical” and “Singer Specs,” although most stores (other than the Company’s Site for Sore Eyes stores located in Northern California) operate under the name “Sterling Optical.”  The Company also operates VisionCare of California, Inc. (“VCC”), a specialized health care maintenance organization licensed by the State of California, Department of Managed Health Care, which employs licensed optometrists who render services in offices located immediately adjacent to, or within, most Sterling Stores located in California.

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

Occasionally, the Company sells the assets of certain of its Company-owned stores to qualified franchisees and, in certain instances, realizes a profit on the conveyance of the assets of such stores.  Through these sales, along with the opening of new stores by qualified franchisees, the Company seeks to create a stream of royalty payments based upon a percentage of the gross revenues of the franchised locations, and grow both the Sterling Optical and Site For Sore Eyes brand names. The Division currently derives its revenues from the sale of eye care products and services at Company-owned stores, membership fees paid to VCC and ongoing royalty fees based upon a percentage of the gross revenues of its franchised stores.

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

All Sterling Stores carry a large selection of ophthalmic eyeglass frames, sunglasses, ophthalmic and contact lenses and accessories. The Company frequently test-markets various brands of sunglasses, ophthalmic lenses, contact lenses and designer frames. Small quantities of these items are usually purchased for selected stores that test customer response and interest. If a product test is successful, the Company attempts to negotiate a system-wide preferred vendor discount for the product in an effort to maximize system-wide sales and profits.

As of December 31, 2007, there were 158 Sterling Stores in operation, consisting of 12 Company-owned stores and 146 franchised stores.  Sterling Stores are located in 14 states, the District of Columbia, Canada and the U.S. Virgin Islands.

The following chart sets forth the breakdown of Sterling Stores in operation as of December 31, 2007 and 2006:

	December 31,
I. COMPANY-OWNED STORES:	2007	*	2006

Company-owned stores	11		10
Company-owned stores managed by franchisees	1		-
Total	12		10

(*) Existing store locations: Maryland (1), New Jersey (1), New York (8), Pennsylvania (1) and Virginia (1).

	December 31,
	2007	*	2006
II. FRANCHISED STORES:	146		144

(*) Existing store locations: California (43), Delaware (4), Florida (1), Illinois (1), Kentucky (2), Maryland (15), Massachusetts (1), Nevada (1), New Jersey (6), New York (39), North Dakota (3), Ontario, Canada (2), Pennsylvania (9), Virginia (6), Washington D.C. (2), West Virginia (1), Wisconsin (8), and the U.S. Virgin Islands (2)

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

c.
Ongoing Royalties.  Franchisees are obligated to pay the Company ongoing royalties in an amount equal to a percentage (generally 8%) of the gross revenues generated by their Sterling Store. Franchisees of Converted Stores, however, pay ongoing royalties, on their store's historical average base sales, at reduced rates increasing (in most cases) from 2% to 6% for the first three years of the term of the Franchise Agreement.  The Franchise Agreement provides for the payment of ongoing royalties on a weekly basis, based upon the gross revenues for the preceding week. Gross revenues generally include all revenues generated from the operation of the Sterling Store in question, excluding refunds to customers, sales taxes, a limited amount of bad debts and, to the extent required by state law, fees charged by independent optometrists.

d.
Advertising Fund Contributions. Most franchisees must make ongoing contributions, on a weekly basis, to an advertising fund (the “Advertising Fund”) generally equal to 6% of their store's gross revenues for the preceding week. Generally, 50% of these funds are expended at the direction of each individual franchisee (for the particular Sterling Store in question), with the balance being expended on joint advertising campaigns for all franchisees located within specific geographic areas.

e.
Termination. Franchise Agreements may be terminated if a franchisee has defaulted on its payment of monies due to the Company, or in its performance of the other terms and conditions of the Franchise Agreement. During 2007, the assets of (as well as possession of) three franchised stores were reacquired by the Company.  Substantially all of the assets located in such stores were voluntarily surrendered and transferred back to the Company in connection with the termination of the related Franchise Agreements. In certain instances, the Company will re-convey the assets of such a store to a new franchisee, requiring the new franchisee to enter into the Company’s then current form of Franchise Agreement.  However, the Company reviews each stores historical performance to consider if the Company will continue to operate such store (as a Company-owned location) without re-conveying the assets of such store to a new franchisee.

OPTICAL PURCHASING GROUP BUSINESS

The Optical Purchasing Group Business is divided into two units. The U.S. unit, COM, which is based in the state of Florida, is one of the leading optical purchasing groups in the United States.  COM operates an optical purchasing group business, which provides its members (“COM Members”) with vendor discounts on optical products for resale.  COM Members are typically independent optical retailers.  COM is in the process of integrating an internet-based purchasing website to allow current COM Members and potential new members to purchase eye care products via the internet. As of December 31, 2007, COM had 856 active members in its optical purchasing group.

TOG, which is based in Ontario, Canada, is one of the leading optical purchasing groups in Canada.  TOG operates an optical purchasing group business, which provides its members (“TOG Members”) with vendor discounts on optical products for resale.  TOG Members are typically independent optical retailers.  TOG also operates a credit reference business within the optical industry in Canada, which allows TOG to selectively service only the most credit-worthy retailers.  As of December 31, 2007 TOG had 522 active members in its optical purchasing group.

INSIGHT MANAGED VISION CARE

Managed care is a substantial and growing segment of the retail optical business.  The Company, under the trade name “Insight Managed Vision Care,” contracts with payers (i.e. health maintenance organizations, preferred provider organizations, insurance companies, Taft-Hartley unions, and mid-sized to large companies) that offer eye care benefits to their covered participants.  When Sterling Stores provide services or products to a covered participant, it is generally at a discount from the everyday advertised retail price.  Typically, participants will be eligible for greater eye care benefits at Sterling Stores than those offered at eye care providers that are not participating in a managed care program.  The Company believes that the additional customer traffic generated by covered participants, along with purchases by covered participants above and beyond their eye care benefits, more than offsets the reduced gross margins being realized on these sales.  The Company believes that convenience of store locations and hours of operation are key factors in attracting managed care business.  As the Company increases its presence within markets it has already entered, as well as expands into new markets, it believes it will be more attractive to managed care payors due to the additional Sterling Stores being operated by the Company and its franchisees.

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

The Company continually prepares and revises its in-store, point-of-purchase displays, which provide various promotional messages to customers. Both Company-owned and franchised Sterling Stores participate in advertising and in-store promotions, which include visual merchandising techniques to draw attention to the products displayed in the Sterling Store in question. The Company is also continually refining its interactive web sites, which further markets the “Sterling Optical” and “Site for Sore Eyes” brands in an effort to increase traffic to its stores and, in many instances, also uses direct mail advertising as well as opt-in email, search engine and other internet advertising to reach prospective, as well as existing, consumers.

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

COMPETITION

The optical business is highly competitive and includes chains of retail optical stores, superstores, individual retail outlets, the operators of web sites and a large number of independent opticians, optometrists and ophthalmologists who provide professional services and may, in connection therewith, dispense prescription eyewear. As retailers of prescription eyewear generally service local markets, competition varies substantially from one location or geographic area to another. Since 1994, certain major competitors of the Company have been offering promotional incentives to their customers and, in response thereto, the Company generally offers the same or similar incentives to its customers.  Many of these competitors have greater resources than the Company, which opens them to more favorable discounts on an assortment of goods/services than the Company can get based on their purchasing power.

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

There are other optical purchasing group businesses both in the United States and Canada that offer the same type of services and vendor discounts that the Company’s optical purchasing group businesses offer.  In addition, certain groups offer a different arrangement of services and products than the Company’s groups.

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

EMPLOYEES

As of March 7, 2008, the Company employed approximately 134 individuals, of which approximately 68% were employed on a full-time basis.  No employees are covered by any collective bargaining agreement. At franchised store locations, employees are hired and governed by the franchisee, not the Company. The Company considers its labor relations with its associates to be in good standing and has not experienced any interruption of its operations due to disagreements.

Item 1A.  Risk Factors

An investment in the Company’s common stock involves a number of very significant risks.  Because of these risks, only persons able to bear the risk and withstand the loss of their entire investment should invest in the Company’s common stock. Prospective investors should consider the following risk factors before making an investment decision.

•
The Company’s common stock was delisted from the Nasdaq Global Market (“NASDAQ”), which makes it more difficult for shareholders to sell shares of the Company’s common stock.On August 24, 2001, NASDAQ terminated the listing of the Company’s common stock as a result of the Company’s failure to maintain a $1.00 per share minimum bid price for the Company’s common stock.  As a result, the Company’s common stock began trading on the Over-The-Counter Bulletin Board (“OTCBB”) on August 24, 2001. The OTCBB is generally considered a less efficient market than NASDAQ.  Shareholders are likely to find it more difficult to trade the Company’s common stock on the OTCBB.

•
The application of the "penny stock rules" could reduce the liquidity and, therefore, the market price of the Company’s common stock. On March 28, 2008, the last reported sales price of the Company’s common stock was $0.20.  Because the trading price of the Company’s common stock is less than $5.00 per share and no longer trades on NASDAQ, the Company’s common stock comes within the definition of a "penny stock."  The “penny stock rules” impose additional sales practice requirements on broker-dealers who sell the Company’s securities to persons other than established customers and accredited investors, generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.  Before a broker-dealer can sell a penny stock, the Securities and Exchange Commission (the “SEC”) rules require the firm to first approve the customer for the transaction in question and receive from the customer a written agreement to such transaction.  The firm must furnish the customer a document describing the risks of investing in penny stocks.  The broker-dealer must also advise the customer of the current market quotation, if any, for the penny stock and the compensation the firm and its broker will receive for the trade.  Finally, the firm must send monthly account statements showing the market value of each penny stock held in the customer’s account.  These additional burdens imposed on broker-dealers may restrict the ability of broker-dealers to sell the Company’s securities and may affect your ability to resell the Company’s common stock.

•
Dr. Alan Cohen, the Company’s Chairman of its Board of Directors, and, one of the Company’s significant shareholders, owns, operates, manages and/or is otherwise involved with other companies in the retail optical industry, which are in competition with the Company’s Sterling Stores and/or COM Members, and may result in potential conflicts.   Dr. Cohen is also a principal shareholder and executive officer and director of Real Optical, LLC.  Real Optical operates and franchises retail optical stores similar to Sterling Stores and COM Members in the States of Connecticut, Florida, New Hampshire, Massachusetts, New Jersey and New York and may, in the future, operate in other states as well.  In the future, Real Optical may open or franchise additional stores that are located in the same areas as Sterling Stores and/or COM Member locations.  These competing businesses could reduce the revenues generated at the Company’s competing Sterling Stores and/or from COM Members.

Dr. Cohen is also one of the principal members and executive officers of General Vision Services, LLC, or GVS, which operates retail optical stores located in the New York metropolitan area.  GVS stores are similar to, and compete with, the Sterling Stores and/or COM Members being operated in the same areas.  Furthermore, GVS solicits and administers third party benefit programs, similar to those being administered by the Company, through GVS's network of company-owned and independent retail optical stores.  It is possible that additional GVS stores, or other retail optical stores, which provide services under third party benefit plans administered by GVS, may, in the future, be located near one or more of the Company’s Sterling Stores and/or COM Member locations, and may compete directly with such locations. Additionally, the Company and GVS jointly participate in certain third party benefit plans and certain Sterling Stores and GVS stores participate as providers under third party benefit plans obtained by the Company or GVS and, in all likelihood, will continue to do so in the future.

A possible consequence of Dr. Cohen’s’ interests in Cohen Fashion Optical, Real Optical, GVS and their respective affiliates is that conflicts of interest may arise, as described above, and when business opportunities in the Company’s line of business are presented to them, whether in his capacity as member of the Company’s Board or as a shareholder, officer and director in these other entities.  While there can be no assurance as to the manner in which corporate opportunities presented to Dr. Cohen will be allocated, by him, among the various competing business entities in which he is involved, as a supplement to the common law fiduciary duties to which all directors owe the Company and its shareholders, the Company has adopted a Corporate Code of Ethics (which can be accessed on the Company’s website www.emergingvision.com) to which Dr. Cohen must adhere, which, in part, establishes guidelines as to how potential conflicts of interest are to be handled.

Dr. Robert Cohen, who served on the Company’s Board of Directors until he resigned on March 5, 2008, and who is still a shareholder of the Company, also owns, operates, manages and/or is otherwise involved with the same companies that Dr. Alan Cohen is involved in.

•
The Company significantly depends on the ability and experience of certain members of its management, and their departure may prevent or delay the successful execution of the Company’s business plan.  The Company relies on the skills of certain members of its senior management team to guide its operations including, but not limited to, Mr.  Christopher G. Payan, the Company’s Chief Executive Officer, the loss of whom could have an adverse effect on the Company’s operations.  The Company currently has an employment agreement with Mr. Payan through November 2009; however, only one other member of senior management has an employment agreement.  Accordingly, the loss of their services could prevent or delay the successful execution of its business plan and attainment of profitability.

•
The Company does not control the management of all of the Sterling Stores that operate under its name, nor does it control any of the COM or TOG Members, and these stores may be managed by unsuccessful franchisees, COM Members and/or TOG Members, which would reduce the Company’s revenues from these stores.  The Company relies, in substantial part, on franchisees, COM Members and TOG Members for revenues.  Since the Company does not control the management of these locations, it is possible that a franchisee/owner may not have the business acumen or financial resources to successfully operate his or her franchised Sterling Store, COM Member location and/or TOG Member location.  The Company, together with a substantial number of franchisees, has recently experienced an increase in the sales generated from the operation of Sterling Stores; however it cannot guarantee continued increases in the future.  If a substantial number of franchisees, COM Members and/or TOG Members experience a future decline in their sales and/or are ultimately not successful; revenues from franchisees, COM Members and/or TOG Members would decrease.  Some of the factors that could lead to future decline in sales, include, among others:  decreased spending by consumers, due to a weaker economy; increased competition by large discount eyewear chains, which increases the need for franchisees, COM Members and/or TOG Members to provide more aggressive promotional sales, thus decreasing their profit margins; and the limitations of vision care benefits available under medical and third party benefit plans.

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

•
The Company is subject to a variety of federal, state and local laws, rules and regulations that affect the health care industry, which may affect its ability to generate revenues or subject the Company to additional expenses. The regulatory requirements that the Company and its franchisees must satisfy to conduct its businesses, varies from state to state. For example, some states have enacted laws governing the ability of ophthalmologists and optometrists to enter into contracts with business corporations or lay persons, and some states prohibit companies from computing their royalty fees based upon a percentage of the gross revenues generated by optometrists from exam fees. Various federal and state regulations also limit the financial and non-financial terms of agreements with health care providers and, therefore, potential revenues may differ depending upon the nature of the Company’s various health care provider affiliations.

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

•
The Company’s operations and success are highly dependent upon health care providers, and the Company may be unable to enter into favorable arrangements with these providers. Certain states prohibit the Company from employing optometrists to render professional services.  Accordingly, the success of the Company’s operations as full-service eye care providers depends upon its ability to enter into agreements with these health care providers to render professional services at Sterling Stores, COM Member and/or TOG Member locations.  Due to the increased competition, among large discounters of retail eyewear, to enter into agreements with health care providers and the finite number of available health care providers, the costs of compensating these health care providers has increased materially.  The Company, its franchisees, COM Members and/or TOG Members may not be able to enter into agreements with these health care providers on satisfactory terms, or these agreements may not be profitable, which would reduce the revenues the Company, its franchisees, COM Members and/or TOG Members could generate from their operations.

•
Certain events could result in a dilution of your ownership of the Company’s common stock.  As of December 31, 2007, the Company had 22,472,311 shares that were reserved for issuance under outstanding warrants, options and senior convertible preferred stock.  The exercise and conversion prices, as the case may be, of common stock equivalents range from $0.04 to $8.25 per share.  If converted or exercised, these securities will result in a dilution of your percentage ownership of the Company’s common stock.  In addition, if the Company acquires new companies through the issuance of common or preferred stock, your percentage of ownership will be further diluted.

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

•
The acquisition of Combine, which conducts business with approximately 850 retail optical stores (COM Members), could create an appearance of conflict amongst the COM Members.  COM Members operate retail optical stores similar to Sterling Stores in the states of California, Delaware, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York, North Dakota, Pennsylvania, South Dakota, Virginia, West Virginia, Wisconsin, and in the District of Columbia and the Virgin Islands, and may, in the future, operate in other states as well.  As of the date hereof, many COM Member locations are in the same shopping center or mall as, or in close proximity to, certain Sterling Stores; and in the future, the Company may open Sterling Stores that are located in the same areas as COM Members.  These competing businesses could reduce the revenues generated at, both, the Company’s Sterling Stores and COM Member locations, or could cause COM Members to leave COM because they view COM as the competition.

•
COM and TOG operations and success are highly dependent upon the purchases of eye care products by independent optical retailers (COM/TOG Members).  If COM/TOG Member’s decide to purchase their eye care products through a competing optical purchasing group business or purchase direct from a vendor, then revenues generated from COM and/or TOG would decrease. A decrease in the number of COM/TOG Members could reduce COM and/or TOG profit margins, net income and cash flow.

•
COM and TOG utilize certain key vendors to provide its members with a broad spectrum of product purchasing options.  If one of these key vendors ceases to do business with COM and/or TOG, or ceases to exist, COM and/or TOG could see a decrease in the amount of product purchased by its members, thus decreasing its revenues and net income.

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

•
The Company may be unable to service its debt obligations.  In connection with the purchases of COM and TOG, along with other debt obligations, the Company has approximately $5,630,000 of outstanding debt as of December 31, 2007.  If the Company is unable to generate sufficient cash flows from operations in the future, it may be unable to make principal or interest payments on such borrowings when they become due and may need to refinance all or a portion of the existing debt, or obtain additional financing.  The Company cannot guarantee that such refinancing or financing would be available on favorable terms, or at all.

•
The Company is Plaintiff in a pending civil action (the “Action”) against For Eyes Optical Company (“For Eyes” or “Defendant”) in which the Company claims, among other things, , that (i) there is no likelihood of confusion between the Company’s and Defendant’s mark, and that the Company has not infringed, and is not infringing, Defendant’s mark; (ii) the Company is not bound by that certain settlement agreement, executed in 1981 by a prior owner of the Site For Sore Eyes trademark; and (iii) Defendant’s mark is generic and must be cancelled.  For Eyes, in its Answer, asserted defenses to the Company’s claims, and asserted counterclaims against the Company, including, among others, that (i) the Company has infringed For Eyes’ mark; (ii) the Company wrongfully obtained a trademark registration for its mark and that said registration should be cancelled; and (iii) the acts of the Company constitute a breach of the aforementioned settlement agreement.  For Eyes seeks injunctive relief, cancellation of the Company’s trademark registration, trebled monetary damages, payment of any profits made by the Company in respect of the use of such tradename, and costs and attorney fees.  While the Company believes that it will be successful in prosecuting its claims against the Defendant, and in defending against the counterclaims made by Defendant, there can be no assurance of such success.  In the event that the Company is not successful, it is possible that, under certain circumstances, the Company may be limited in, or precluded from continuing, its use of the Site for Sore Eyes tradename.

If the Company is successful in prosecuting its claims against Defendant in the Action, it is possible that the Company would then have a right to use the Site for Sore Eyes mark beyond the territory to which Defendant claims its use is restricted.  However, if the Company is unsuccessful in prosecuting such claims, the Company could be required to recognize a charge to earnings, as the Company is currently accounting for the costs of such litigation as an Intangible Asset – Trademark.  The Company currently has accumulated approximately $300,000 of costs related to such litigation.

Item 2.  Properties

The Company's headquarters, consisting of approximately 7,000 square feet, are located in an office building situated at 100 Quentin Roosevelt Boulevard, Garden City, New York 11530, under a sublease that expires in November 2010.   This facility houses the Company's principal executive and administrative offices.

VCC’s headquarters, consisting of approximately 1,050 square feet, are located in an office building situated at 9625 Black Mountain Road, Suite 311, San Diego, California 92126, under a lease that expires in March 2010.

COM ’s headquarters, consisting of approximately 1,900 square feet, are located in an office building situated at 6001 Broken Sound Parkway, Suite 508, Boca Raton, Florida 33487, under a lease that expires in June 2009.

TOG’s headquarters, consisting of approximately 1,520 square feet, are located in an office building situated at 20 Elgin Street, Suite 200, Oshawa, Ontario L1G 1S8, under a lease that is currently on a month-to-month term.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on December 13, 2007.  Having received approximately 54.72% of the votes cast, Seymour G. Siegel, Alan Cohen and Harvey Ross were re-elected to serve as Class I directors of the Company, for a term of two years expiring in 2009.  Approximately 94.41% of the Company’s outstanding shares were voted at the meeting.

PART II

Item 5.  Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Registrant's Common Stock is traded in the over-the-counter market and quoted on the OTCBB under the trading symbol “ISEE”.  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  The range of the high and low closing bid prices for the Registrant's Common Stock for each quarterly period of the last two years is as follows:

	2007		2006
Quarter Ended:	High	Low	High	Low

March 31	$0.21	$0.15	$0.16	$0.10
June 30	$0.47	$0.17	$0.16	$0.12
September 30	$0.38	$0.22	$0.21	$0.13
December 31	$0.33	$0.18	$0.21	$0.15

The approximate number of shareholders of record of the Company's Common Stock as of March 31, 2008 was 272.

There was one shareholder of record of the Company’s Senior Convertible Preferred Stock as of March 31, 2008.

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

Item 6. Selected Financial Data

This Annual Report does not include information described under Item 6 of Form 10-K pursuant to the rules of the Securities and Exchange Commission that permit “smaller reporting companies” to omit such information.

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

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Total revenues for the Company increased approximately $27,909,000, or 128.5%, to $49,621,000 for the year ended December 31, 2007, as compared to $21,712,000 for the year ended December 31, 2006.  This increase was mainly a result of the acquisition, on September 29, 2006, having an effective date of August 1, 2006, of substantially all of the assets of Combine Optical Management Corporation (“Combine”) through the Company’s wholly-owned subsidiary, COM Acquisition, Inc. (“COM”), and of the acquisition, on August 10, 2007, having an effective date of August 1, 2007, of all of the equity ownership interests in 1725758 Ontario Inc., d/b/a The Optical Group (“TOG”) through the Company’s wholly-owned subsidiary, OG Acquisition, Inc.  Additionally, the average number of Company-owned stores in operation increased from 8.8 for fiscal 2006 compared to 10.8 for fiscal 2007.

Total costs, and selling, general and administrative expenses for the Company increased approximately $29,007,000, or 136.0%, to $50,331,000 for the year ended December 31, 2007, as compared to $21,324,000 for the year ended December 31, 2006.  This increase was mainly a result of the acquisitions of COM and TOG, and also due to the increased number of Company-owned stores in operation during 2007.

Retail Optical Store Segment

Net sales for Company-owned stores increased approximately $1,488,000, or 38.1%, to $5,393,000 for the year ended December 31, 2007, as compared to $3,905,000 for the year ended December 31, 2006.  This increase was mainly attributable to the Company having more Company-owned stores open during the same period (average of 10.8 stores in 2007 vs. 8.8 stores in 2006).  On a same store basis (for stores that operated as a Company-owned store during the entirety of both of the years ended December 31, 2007 and 2006), comparative net sales increased approximately $151,000, or 4.9%, to $3,263,000 for the year ended December 31, 2007, as compared to $3,112,000 for the year ended December 31, 2006.  Management believes that this increase was a direct result of changes to key personnel during the first quarter of 2007 (including many of the Company-store managers), which helped improve store operations.  Additionally, the Company added new training procedures, continued to implement a new point-of-sale system, and spent $190,000 more on Company-store advertising, all of which lead to increased Company-store sales.

Revenues generated by the Company’s wholly-owned subsidiary, VisionCare of California, Inc. (“VCC”), a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care, increased approximately $131,000, or 3.9%, to $3,513,000 for the year ended December 31, 2007, as compared to $3,382,000 for the year ended December 31, 2006.  This increase was primarily due to an increase in membership fees generated by VCC during the first and second quarters of 2007 in addition to an increase in the membership fee charged, which went into effect July 2007.  Additionally, VCC designed website in 2007 that allows customers to book eye exams online, thus allowing for additional exam fee revenue generated by franchise locations.

Franchise royalties decreased approximately $416,000, or 5.9%, to $6,626,000 for the year ended December 31, 2007, as compared to $7,042,000 for the comparable period in 2006.  Management believes this decrease was mainly due to a decrease in royalties generated from franchise store audits of $439,000, which audits were factored over an equivalent sample size of franchise locations for each year audited.  The decrease was offset by an increase in the total number of stores open during the comparable periods and a 3.6% increase in franchise sales for the stores that were in operation during both of the comparable periods

Other franchise related fees (which includes initial franchise fees, renewal fees and fees related to the transfer of store ownership from one franchisee to another) increased approximately $44,000, or 22.3%, to $241,000 for the year ended December 31, 2007, as compared to $197,000 for the year ended December 31, 2006.  This increase was primarily attributable to the Company recognizing franchise fees on 21 new franchise agreement transactions during the year ended December 31, 2007, as compared to 14 new franchise agreement transactions during the year ended December 31, 2006.

Including revenues solely generated by the Company-owned stores, the Company’s gross profit margin decreased by 2.6%, to 69.0%, for the year ended December 31, 2007, as compared to 71.6% for the year ended December 31, 2006.  The Company has identified the major contributing factors that led to the decrease in the Company’s gross profit margin.  Management is addressing these issues through increased training at the Company-store level, amongst other things, and anticipates these changes will result in improvements in the Company’s gross profit margin in the future.  The Company’s gross margin may, however, fluctuate in the future depending upon the extent and timing of changes in the product mix in the Company-owned stores, competitive pricing, and promotional.

Selling, general and administrative expenses increased approximately $2,534,000, or 19.1%, to $15,803,000 for the year ended December 31, 2007, as compared to $13,269,000 for the year ended December 31, 2006.  This increase was partially a result of an increase to advertising expenses of $316,000 due to the promotion of a new marketing campaign around the new product mix in our Company-owned stores, payroll and related expenses of $1,584,000 due, in part, to the addition of certain key employees hired to enhance Company store operations and expand the franchise chain during the third and fourth quarters of 2006, a charge of $263,000 for closing 2 of the Company’s non-profitable, Company-owned stores, and additional charges, including rent and overhead expenses, related to an average of three more Company-owned stores in operation during the year ended December 31, 2007.  In addition to these items, the Company incurred certain costs associated with the development of two new business lines, costs associated with the implementation of Sarbanes-Oxley compliance including hiring additional personnel, overhead and redirecting resources of existing employees, and the cost to implement the recent acquisitions of the Company.  These expenses were offset, in part, by a decrease in equity compensation charges of $420,000 and bad debt recoveries of $140,000 during the year ended December 31, 2007.

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

Optical Purchasing Group Business Segment

On September 29, 2006, having an effective date of August 1, 2006, the Company, through its wholly-owned subsidiary COM, acquired substantially all of the assets of Combine.  COM activity, beginning August 1, 2006, has been included in the Company’s results of operations as of December 31, 2007 and 2006, respectively.

On August 10, 2007, having an effective date of August 1, 2007, the Company, through its wholly-owned subsidiary OG, acquired all of the equity ownership interest in TOG.  OG activity, beginning August 1, 2007, has been included in the Company’s results of operations as of December 31, 2007.

Net revenues for the optical purchasing group segment increased approximately $26,662,000, or 371.0%, to $33,848,000 for the year ended December 31, 2007, as compared to $7,186,000 for the year ended December 31, 2006, which represented 68.2% and 33.1%, respectively, of the total revenue of the Company.

Costs of sales for the optical purchasing group segment increased approximately $25,363,000, or 376.2%, to $32,105,000 for the year ended December 31, 2007, as compared to $6,742,000 for the year ended December 31, 2006, which represented 95.6% and 86.6%, respectively, of the total costs of sales of the Company.

Selling, general and administrative expenses for the optical purchasing group segment increased approximately $611,000, or 178.1%, to $954,000 for the year ended December 31, 2007, as compared to $343,000 for the year ended December 31, 2006, which represented 5.7% and 2.4%, respectively, of the total selling, general and administrative expenses of the Company.

Interest expense for the optical purchasing group segment increased $221,000, or 2,455.6%, to $230,000 for the year ended December 31, 2007 as compared to $9,000 for the year ended December 31, 2006, which represented 79.7% and 18.8%, respectively, of the total interest expense of the Company.  The increase in interest expense was related to the debt financing with Combine in connection with the acquisition of substantially all of the assets of Combine, and to the borrowings under the Company’s Credit Facility with Manufacturers and Traders Trust Corporation (“M&T”) to fund the acquisitions of TOG and COC.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, the Company had positive working capital of $772,000 and cash on hand of $2,846,000.  During 2007, cash flows provided by its operating activities were $1,289,000.  This was principally due to earnings before taxes, depreciation and amortization from continuing operations of $698,000 in addition to equity compensation charges of $113,000, as well as the gain on the Sanwa settlement totaling $1,012,000.  The Company believes it will continue to improve its operating cash flows through franchisee audits, the addition of new franchise and company store locations, its current and future acquisitions, and new marketing strategies and increased gross margins, among other things, for its Company-owned stores.

For the year ended December 31, 2007, cash flows used in investing activities were $4,453,000 mainly due to the acquisition of TOG and COC, as well as capital expenditures (which included the remodeling of one of the Company-owned stores and the Corporate offices, and the purchase of a customized exhibiting booth for the Company’s trade shows) made by the Company.

For the year ended December 31, 2007, cash flows provided by financing activities were $4,798,000 mainly due to the Company borrowing $3,609,000 in August 2007 under the Company’s Credit Facility with M&T to fund the acquisitions of TOG and COC.  Additionally, the Company borrowed another $750,000 throughout the year for general working capital requirements and received proceeds of approximately $1,345,000 as a result of the exercise of options and warrants.  These were offset by the repayment of the Company’s related party borrowings, the promissory note payments made to COMC, and the payment on all of the Company’s promissory notes in connection with certain Rescission Transactions consummated by the Company on December 31, 2003.

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

On August 10, 2007, the Company borrowed $3,609,423 to fund the purchase price payable in connection with the acquisitions of TOG and COC, and borrowed $400,000 for general working capital requirements.  The Credit Facility includes various financial covenants including minimum net worth, maximum funded debt and debt service ratio requirements.  As of December 31, 2007, the Company had outstanding borrowings of $4,359,423 under the Credit Facility, which amount was included in Long-term Debt on the accompanying Consolidated Condensed Balance Sheet, was in compliance with the various financial covenants, and had $1,640,577 available under the Credit Facility for future borrowings.

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

Management’s estimate of the allowances on receivables is based on historical sales, historical loss levels, and an analysis of the collectibility of individual accounts.  To the extent that actual bad debts differed from management's estimates by 10 percent, consolidated net income would be an estimated $30,000 and $22,000 higher/lower for the years ended December 31, 2007 and 2006, respectively, depending upon whether the actual write-offs are greater or less than estimated.

Management’s estimate of the valuation allowance on deferred tax assets is based on whether it is more likely than not that the Company’s net operating loss carry-forwards will be utilized.  Factors that could impact estimated utilization of the Company's net operating loss carry-forwards are the success of its stores and franchisees, the Company's operating efficiencies and the effects of Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred, or could occur in the future.  To the extent that management lowered its valuation allowance on deferred tax assets by 10 percent, consolidated net income would be an estimated $1,563,000 and $1,720,000 higher/lower for the years ended December 31, 2007 and 2006, respectively.

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”  Accordingly, revenues are recorded when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s price to the buyer is fixed or determinable, and collectibility is reasonably assured.  To the extent that collectibility of royalties and/or interest on franchise notes is not reasonably assured, the Company recognizes such revenues when the cash is received.  To the extent that revenues that were recognized on a cash basis were recognized on an accrual basis, consolidated net income would be an estimated $187,000 and $125,000 higher/lower for the years ended December 31, 2007 and 2006, respectively.

Management’s performs an annual impairment analysis to determine the fair value of goodwill and certain intangible assets.  In determining the fair value of such assets, management uses a variety of methods and assumptions including a discounted cash flow analysis along with various qualitative tests.  To the extent that management needed to impair its goodwill or certain intangible assets by 10 percent, consolidated net income would be an estimated $578,000 and $296,000 lower for the years ended December 31, 2007 and 2006, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of SFAS No. 109.”  FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  FIN 48 will require that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values.  FIN 48 is effective for annual periods beginning after December 15, 2006.  The implementation of FIN 48 is not expected to have a material impact on the Company’s consolidated financial statements and is disclosed in the Company’s footnotes in Item 8 of this Report.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The new FASB rule does not supersede all applications of fair value in other pronouncements, but creates a fair value hierarchy and prioritizes the inputs to valuation techniques for use in most pronouncements.  It requires companies to assess the significance of an input to the fair value measurement in its entirety.  SFAS 157 also requires companies to disclose information to enable users of financial statements to assess the inputs used to develop the fair value measurements.   SFAS 157 is effective for fiscal periods beginning after November 15, 2007.  The implementation of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115.”  SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investment in Debt and Equity Securities,” with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option.  This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option.   SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The implementation of SFAS 159 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for the reporting entity in a combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect that the adoption of SFAS 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent; the amount of net income attributable to the parent and to the non-controlling interest; changes in a parent’s ownership interest; and the valuation of any retained non-controlling equity investment when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is required to be adopted prospectively for the first annual reporting period after December 15, 2008. The implementation of SFAS 159 is not expected to have a material impact on the Company’s consolidated financial statements as it currently does not have non-controlling interests.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

This Annual Report does not include information described under Item 7 of Form 10-K pursuant to the rules of the Securities and Exchange Commission that permit “smaller reporting companies” to omit such information.

Item 8.  Financial Statements and Supplementary Data

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	19

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2007 and 2006	20

Consolidated Statements of Income and Comprehensive Income for the Years Ended	21
December 31, 2007 and 2006

Consolidated Statements of Shareholders' Equity for the Years	22
Ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended	23-24
December 31, 2007 and 2006

Notes to Consolidated Financial Statements	25-47

Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Emerging Vision, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Emerging Vision, Inc. (a New York corporation) and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emerging Vision, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States.

/S/ MILLER, ELLIN & COMPANY LLP

New York, New York
March 20, 2008

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Data)
ASSETS	December 31,
	2007	2006
Current assets:
Cash and cash equivalents	$2,846	$1,289
Restricted cash	-	250
Franchise receivables, net of allowance of $147 and $110, respectively	1,842	1,620
Optical purchasing group receivables, net of allowance of $60 and $40, respectively	4,840	1,914
Other receivables, net of allowance of $5 and $2, respectively	369	312
Current portion of franchise notes receivable, net of allowance of $38 and $44, respectively	191	79
Inventories, net	466	431
Prepaid expenses and other current assets	447	507
Deferred tax asset, current portion	600	600
Total current assets	11,601	7,002

Property and equipment, net	1,496	923
Franchise notes receivable, net of allowance of $0 and $5, respectively	121	214
Deferred tax asset, net of current portion	1,074	800
Goodwill	4,237	2,544
Intangible assets, net	3,065	808
Other assets	271	306
Total assets	$21,865	$12,597

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$5,607	$4,595
Optical purchasing group payables	4,486	1,760
Accrual for store closings	300	37
Short-term debt	32	396
Related party obligations, current portion	404	778
Total current liabilities	10,829	7,566

Long-term debt	4,424	20
Related party obligations, net of current portion	770	1,173
Franchise deposits and other liabilities	442	487
Total liabilities	16,465	9,246

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized: Senior Convertible Preferred Stock, $100,000 liquidation preference per share; 0.74 shares issued and outstanding	74	74
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 125,475,143 shares issued and 125,292,806 shares outstanding	1,254	705
Treasury stock, at cost, 182,337 shares	(204)	(204)
Additional paid-in capital	127,971	127,062
Accumulated comprehensive income	165	-
Accumulated deficit	(123,860)	(124,286)
Total shareholders' equity	5,400	3,351
Total liabilities and shareholders' equity	$21,865	$12,597

The accompanying notes are an integral part of these consolidated balance sheets.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (In Thousands, Except Per Share Data)
	For the Year Ended December 31,
	2007	2006

Revenues:
Optical purchasing group sales	$33,848	$7,186
Retail sales	8,906	7,287
Franchise royalties	6,626	7,042
Other franchise related fees	241	197
Total revenue	49,621	21,712

Costs and expenses:
Cost of optical purchasing group sales	32,105	6,742
Cost of retail sales	1,469	970
Selling, general and administrative expenses	16,494	13,613
Provision for store closings	263	-
Total costs and expenses	50,331	21,325

Operating (loss) income	(710)	387

Other income (expense):
Interest on franchise notes receivable	35	45
Gain on sale of company-owned stores to franchisees	13	268
Other income	114	118
Gain on settlement of litigation	1,012	-
Interest expense	(289)	(48)
Total other income	885	383

Income from continuing operations before income tax benefit	175	770
Income tax benefit	251	1,249
Income from continuing operations	426	2,019

(Loss) from discontinued operations	-	(264)
Income tax benefit	-	105
(Loss) from discontinued operations	-	(159)
Net income	426	1,860

Comprehensive income:
Foreign currency translation adjustments	165	-
Comprehensive income	$591	$1,860

Net income per share – basic
Income from continuing operations	$0.01	$0.03
(Loss) from discontinued operations	-	(0.00)
Net income	$0.01	$0.03

Net income per share – diluted
Income from continuing operations	$0.01	$0.02
(Loss) from discontinued operations	-	(0.00)
Net income	$0.01	$0.02

Weighted-average number of common shares outstanding –
Basic	84,489	70,324
Diluted	93,131	111,556

The accompanying notes are an integral part of these consolidated statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 (In Thousands, Except Share Data)
	Senior Convertible Preferred Stock		Common Stock		Treasury Stock, at cost		Additional Paid-In	Accumulated Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance – December 31, 2005	1	$74	70,506,035	$705	182,337	$(204)	$126,389	$-	$(126,146)	$818
Issuance of stock options and warrants	-	-	-	-	-	-	534	-	-	534
Issuance of stock options in connection with the acquisition of Combine	-	-	-	-	-	-	139	-	-	139
Net income	-	-	-	-	-	-	-	-	1,860	1,860
Balance – December 31, 2006	1	$74	70,506,035	$705	182,337	$(204)	$127,062	$-	$(124,286)	$3,351
Exercise of stock options and warrants	-	-	54,848,264	548	-	-	797	-	-	1,345
Issuance of restricted stock for services rendered in connection with investor relations	-	-	120,844	1	-	-	112	-	-	113
Effects of foreign currency translation adjustments	-	-	-	-	-	-	-	165	-	165
Net income	-	-	-	-	-	-	-	-	426	426
Balance – December 31, 2007	1	$74	125,475,143	$1,254	182,337	$(204)	$127,971	$165	$(123,860)	$5,400

The accompanying notes are an integral part of these consolidated statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands)
	For the Year Ended December 31,
	2007	2006
Cash flows from operating activities:
Income from continuing operations	$426	$2,019
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	523	327
Provision for doubtful accounts	319	220
Deferred tax assets	(274)	(1,295)
Provision for store closings	263	-
Non-cash compensation charges related to options and warrants	113	534
Gain on the sale of property and equipment	(13)	(268)
Changes in operating assets and liabilities:
Franchise and other receivables	(455)	(151)
Optical purchasing group receivables	688	(518)
Inventories	(35)	54
Prepaid expenses and other current assets	60	(253)
Intangible and other assets	(343)	(148)
Accounts payable and accrued liabilities	1,012	546
Optical purchasing group payables	(950)	414
Franchise deposits and other liabilities	(45)	(180)
Net cash provided by operating activities	1,289	1,301

Cash flows from investing activities:
Franchise notes receivable issued	(252)	(143)
Proceeds from franchise and other notes receivable	293	277
Proceeds from the sale of property and equipment	33	250
Purchases of property and equipment	(918)	(388)
Acquisition of Combine	-	(700)
Acquisition of 1725758 Ontario Inc.	(3,609)	-
Net cash used in investing activities	(4,453)	(704)

Cash flows from financing activities:
Proceeds from the issuance of common stock upon the exercise of stock options and warrants	1,345	-
Return of restricted cash	250	-
Proceeds from equipment financing	79	-
Net borrowings under credit facility	4,299	-
Payments on long-term debt	(1,175)	(85)
Net cash provided by (used in) financing activities	4,798	(85)
Net cash provided by continuing operations	1,634	512
Net cash used in discontinued operations	-	(39)
Exchange of foreign exchange rate changes on cash	(77)	-
Net increase in cash and cash equivalents	1,557	473
Cash and cash equivalents – beginning of year	1,289	816
Cash and cash equivalents – end of year	$2,846	$1,289

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$59	$8
Taxes	$36	$34

Non-cash investing and financing activities:
Accounts receivable, property and equipment, intangible assets and goodwill acquired in connection with the purchase of Combine	$-	$1,773

The accompanying notes are an integral part of these consolidated statements.

EMERGING VISION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

Business

Emerging Vision, Inc. (the “Registrant” and, together with its subsidiaries, hereinafter the “Company” or “Emerging”) operates one of the largest chains of retail optical stores and one of the largest franchise optical chains in the United States, based upon management’s beliefs, domestic sales and the number of locations of Company-owned and franchised stores (collectively referred to hereinafter as “Sterling Stores”).  Emerging Vision also operates optical purchasing groups in the United States (referred to as “COM”) and in Canada (referred to as “TOG”).  Management believes that COM and TOG are leading optical purchasing groups based on their annual sales and membership.    The Registrant was incorporated under the laws of the State of New York in January 1992 and, in July 1992, purchased substantially all of the assets of Sterling Optical Corp., a New York corporation, then a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code.

As of December 31, 2007, there were 158 Sterling Stores in operation, consisting of 12 Company-owned stores and 146 franchised stores, 856 active members of COM, and 522 active members of TOG.

Basis of Presentation

The Consolidated Financial Statements reflect the operations of the Company’s retail optical store operations, COM and TOG as continuing operations.  The results of the retail operations and cash flows conducted in the state of Arizona are reflected as discontinued operations in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  As a result, the Company determined that substantially all of the net assets of the Company-owned stores located in Arizona as of December 31, 2005 were impaired.  During the year ended December 31, 2006, the Company incurred losses, net of taxes, related to the discontinued operations of approximately $159,000.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Emerging Vision, Inc. and its operating subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of such financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  Significant estimates made by management include, but are not limited to, allowances on franchise, notes and other receivables, costs of current and potential litigation, and the allowance on deferred tax assets.

Cash and Cash Equivalents

Cash represents cash on hand at Company-owned stores and cash on deposit with financial institutions.  All highly liquid investments with an original maturity (from date of purchase) of three months or less are considered to be cash equivalents.  The Company's cash equivalents are invested in various investment-grade money market accounts, in a certificate of deposit and in Canadian treasury accounts.

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

Goodwill and Intangible Assets, net

In 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  This Statement provides that goodwill and certain intangible assets with indefinite lives should not be amortized, but should be reviewed, at least annually, for impairment. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual value.  In accordance with the adoption of SFAS No. 142, management performed a review of its existing goodwill and certain intangible assets, and determined that they are not impaired as of December 31, 2007.  All other intangible assets are being amortized over their useful lives.

Impairment of Long-Lived Assets

The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, but amends the prior accounting and reporting standards for segments of a business to be disposed of.  The Company periodically evaluates its long-lived assets (on a store-by-store basis) based on, among other factors, the estimated, undiscounted future cash flows expected to be generated from such assets in order to determine if an impairment exists.  During the years ended December 31, 2007 and 2006, there were no impairment charges.

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

The Company derives its revenues from the following four principal sources:

Retail sales – Represents sales from eye care products and related services;

Optical purchasing group sales – Represents product pricing extended to the Company’s optical purchasing group members associated with the sale of vendor’s eye care products to such members;

Franchise royalties – Represents continuing franchise royalty fees based upon a percentage of the gross revenues generated by each franchised location;

Other franchise related fees – Represents certain franchise fees collected by the Company under the terms of franchise agreements (including, but not limited to, initial franchise, transfer, renewal and conversion fees).

Continuing franchise royalties are based upon a percentage of the gross revenues generated by each franchised location.  To the extent that collectibility of royalties is not reasonably assured, the Company recognizes such revenue when the cash is received.  Initial franchise fees, which are non-refundable, are recognized when the related franchise agreement is signed.  Membership fees generated by VisionCare of California, Inc. (“VCC”), a wholly owned subsidiary of the Company, are for optometric services provided to individual patients (members).   A portion of membership fee revenues is deferred when billed and recognized ratably over the one-year term of the membership agreement.  These revenues are included in Retail Sales in the Consolidated Statements of Income.

The Company also follows the provisions of Emerging Issue Task Force (“EITF”) Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” and accordingly, accounts for discounts, coupons and promotions (that are offered to its customers) as a direct reduction of sales.

Cost of Sales

Cost of retail sales include the sale of inventory items such as eyeglass frames, contact lenses, ophthalmic lenses, sunglasses and accessories as well as the respective shipping and freight costs for such items.

Cost of optical purchasing group sales include COM and TOG cost of product (based on the volume purchasing power from ordering for its members as a group) from its vendors, the associated shipping and freight costs, less certain discounts for the Company’s guaranteed prompt payment.

Selling, general and administrative expenses

Selling, general and administrative expenses primarily include payroll and related benefits, franchise promotions and seminars, business travel, rent and related charges, advertising, professional fees, depreciation and amortization, bank and credit card fees, bad debt expense, and equity compensation charges.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising costs aggregated approximately $875,000 and $546,000 for the years ended December 31, 2007 and 2006, respectively, and is reflected in selling, general and administrative expenses on the accompanying Consolidated Statements of Income.  Advertising fees received from franchisees are not accounted for in the Consolidated Statements of Income as the Company acts in an agent capacity with respect to those funds.  These funds are included in accounts payable and accrued liabilities on the accompanying Consolidated Balance Sheets until such time as the franchisee directs the spending of such funds.

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

Foreign Currency Translation

The financial position and results of operations of the Company’s wholly-owned subsidiary, OG Acquisition, Inc. (“OG”) were measured using OG’s local currency (Canadian Dollars) as the functional currency.  Balance sheet accounts are translated from the foreign currency into U.S. Dollars at the period-end rate of exchange.  Income and expenses are translated at the weighted average rates of exchange for the period.  The resulting $165,000 translation gain from the conversion of foreign currency to U.S. Dollars is included as a component of comprehensive income for the year ended December 31, 2007 and is recorded directly to accumulated comprehensive income within the Consolidated Balance Sheet as of December 31, 2007.

Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB’s Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109.”  FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  FIN 48 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values.  No such amounts were accrued for at January 1, 2007.  Additionally, no adjustments related to uncertain tax positions were recognized during the year ended December 31, 2007.

The Company recognizes interest and penalties related to uncertain tax positions as a reduction of the income tax benefit.  No interest and penalties related to uncertain tax positions were accrued as of December 31, 2007.

The Company operates in multiple tax jurisdictions within the United States of America and Canada.  Although we do not believe that we are currently under examination in any of our major tax jurisdictions, we remain subject to examination in all of our tax jurisdictions until the applicable statutes of limitation expire.  As of December 31, 2007, a summary of the tax years that remain subject to examination in our major tax jurisdictions are:  United States – Federal and State – 2004 and forward.  The Company does not expect to have a material change to unrecognized tax positions within the next twelve months.

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

The Company determined the fair value of options and warrants issued using the Black-Scholes option pricing model with the following assumptions:  1 to 2 year expected lives; 10-year expiration period, risk-free interest rate ranging from 3.00% to 4.98%, stock price volatility ranging from 48% to 98%, with no dividends over the expected life.

The Company recognized stock-based compensation expenses of approximately $68,000 and $534,000 related to the issuance of stock options to certain employees.  Such expenses are reflected in selling, general and administrative expenses on the accompanying Consolidated Statement of Income for the years ended December 31, 2007 and 2006, respectively.

The Company recognized stock-based compensation expense of approximately $45,000 related to its issuance of restricted stock and stock warrants to certain non-employee investor relation consultants.  Such expense is reflected in selling, general and administrative expenses on the accompanying Consolidated Statements of Income for the year ended December 31, 2007.  No such expenses were incurred during the year ended December 31, 2006.

Concentration of Credit Risk

Cash
The Company maintains cash balances with various financial institutions, which, at times, may exceed the Federal Deposit Insurance Corporation limit in the United States and/or the Canadian Deposit Insurance Corporation limit in Canada.  The Company has not experienced any losses to date as a result of this policy, and management believes there is little risk of loss.

Receivables
The Company operates retail optical stores and its two optical purchasing businesses in North America, and its receivables are from franchisees that also operate retail optical stores in the United States and from its optical purchasing businesses’ members that operate retail optical stores in North America.  The Company estimates allowances for doubtful accounts based on its franchisees’ or members’ financial condition and collection history.  Management believes the Company’s allowances are sufficient to cover any losses related to its inability to collect its accounts and notes receivables.  Accounts are written-off when significantly past due and deemed uncollectible by management.  At times, the Company experiences difficulties with the collection of amounts due from certain franchisees and with certain franchisees’ reporting of revenues subject to royalties.  This is a common problem for franchisors, and the Company has taken steps designed to improve the reporting by, and collection from, its franchisees.

Vendors
COM and TOG utilize certain key vendors to provide its members with a broad spectrum of product purchasing options.  If one of these key vendors ceases to do business with COM or TOG, or ceases to exist, COM and/or TOG could see a decrease in the amount of product purchased by its members, thus decreasing sales and net income.  Management believes there are a sufficient number of competing vendors and enough of a product mix to mitigate any changes to the Company’s key vendors.

As of December 31, 2007 and 2006, optical purchasing group payables relating to its three most significant vendors as a percentage were as follows:

	December 31,
	2007	2006

Vendor A	32.5%	39.8%
Vendor B	12.0%	10.7%
Vendor C	5.0%	15.9%
	49.5%	66.4%

Segment Information

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes annual and interim reporting standards for an enterprise’s operating segments, and related disclosures about its products, services, geographic areas and major customers.  As defined in SFAS No. 131, for the year ended December 31, 2005, the Company reviewed its business operations and determined that the Company's operations were classified into one principal industry segment; retail optical.  During 2006, in connection with the Company acquiring substantially all of the tangible assets of Combine Optical Management Corporation, the Company established a second operating segment (the optical purchasing group segment).

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year presentation.

NOTE 2 – ACQUISITIONS:

Combine Optical Management Corporation

On September 29, 2006, effective August 1, 2006, the Company, through its wholly-owned subsidiary COM Acquisition, Inc. (“COM”), acquired substantially all of the tangible assets of Combine Optical Management Corp. (“Combine”) for an aggregate purchase price of $2,410,000.  Combine, which is based in Florida, operates an optical purchasing group business which provides its members vendor discounts on optical products.  Also acquired in this transaction was a development stage neutraceutical business that is focused on the development and distribution of nutritional supplements targeted to consumers with pre-dispositions to certain optical diseases and conditions.  COM had 856 active members in its optical purchasing group business as of December 31, 2007.

The purchase price consisted of the following:  (i) $700,000 paid at closing; (ii) a non-interest bearing promissory note (with an imputed annual interest rate of 8.1%) in the amount of $1,273,000 with $498,000 paid in October 2007, $300,000 payable on October 1, 2008, $250,000 payable on October 1, 2009, and $225,000 payable on October 1, 2010; and (iii) a promissory note in the amount of $500,000 (with interest at 7% per annum) payable in sixty, equal monthly installments of $9,900.60, which commenced on October 1, 2007.  Additionally, the President of Combine received 3,515,625 stock options to purchase shares of the Company’s common stock.  The options have an exercise price of $0.15, which was the closing price on the date of grant.  All of the options vested immediately and expire 10 years from the date of grant.  Commencing on September 29, 2010, and expiring September 28, 2016, 2,187,500 options may be put back to the Company at a put price per share of $0.32.  The fair value of such options, approximately $139,000, was calculated using the Black-Scholes method and was included as part of the purchase price.

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

The acquisition was accounted for as a business purchase and recorded at the estimated fair value (based on an independent expert’s valuation) of the assets acquired and liabilities assumed, as follows:

Working Capital	$4,000
Other long-term assets	92,000
Prepaid Expenses and Other Current Assets	109,000
Property and Equipment	312,000
Intangible Assets, net	833,000
Goodwill	1,278,000
Net assets acquired	$2,628,000

Property and equipment is being depreciated on a straight-line basis over the estimated useful lives of the respective classes of assets, which include a software system developed by COM having a five year useful life.  The intangible assets consist of a covenant not-to-compete based on terms provided in the Agreement, which has a five year useful life, customer-related intangibles with an eleven year useful life, and a trade name with an indefinite life.  The Goodwill is amortized over fifteen years for tax purposes only.

1725758 Ontario Inc. (d/b/a The Optical Group)

On August 10, 2007, effective August 1, 2007, the Company, through its wholly-owned subsidiary OG Acquisition, Inc., acquired all of the outstanding equity interests of 1725758 Ontario Inc., d/b/a The Optical Group ("TOG") and substantially all of the assets of Corowl Optical Credit Services, Inc. ("COC") for an aggregate purchase price of cash consideration of $3,800,000 CAD (Canadian Dollars) (approximately $3,609,000 USD).  The Company withdrew funds from its Credit Facility with Manufacturers and Traders Trust Corporation (“M&T”), including $3,609,423 to fund the purchase price payable in connection with the acquisitions of TOG and COC, and $50,000 for general working capital requirements.  TOG is based in Ontario, Canada and operates an optical purchasing group business in Canada.  COC is based in Ontario, Canada and operates a credit reference business within the optical industry in Canada.  TOG had approximately 522 active members in its optical purchasing group business as of December 31, 2007.

The acquisition was accounted for as a business purchase and recorded at the estimated fair value (based on an independent expert’s valuation) of the assets acquired and liabilities assumed on August 1, 2007, as follows:

Working capital	$1,000
Accounts receivable	3,817,000
Property and equipment	41,000
Intangible assets	1,844,000
Goodwill	1,582,000
Accounts payable	(3,676,000)
Net assets acquired	$3,609,000

Property and equipment will be depreciated on a straight-line basis over the estimated useful lives of the respective classes of assets.  The intangible assets consist of a covenant not-to-compete agreement with a five year useful life, customer-related intangibles with a ten year useful life, and a trade name with an indefinite life.  The Goodwill is amortized over fifteen years for tax purposes only.

The following table shows certain unaudited pro forma results of the Company, giving effect to the acquisitions of COM and TOG, assuming the acquisitions were consummated at the beginning of each of the two years ended December 31, 2007:

	(In thousands)
	2007	2006
Business Segment Net Revenues:
Retail Optical Stores	$15,773	$14,526
Optical Purchasing Group Business	57,390	49,396
Net revenues	$73,163	$63,922

Business Segment Income from Continuing Operations:
Retail Optical Stores	$(63)	$1,926
Optical Purchasing Group Business	1,239	1,209
Income from continuing operations	$1,176	$3,135

Business Segment Loss from Discontinued Operations:
Retail Optical Stores	$-	$(159)
Optical Purchasing Group Business	-	-
Loss from discontinued operations	$-	$(159)

NOTE 3 – PER SHARE INFORMATION:

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per share of common stock (“Basic EPS”) is computed by dividing the net income by the weighted-average number of shares of common stock outstanding.  Diluted earnings per share of common stock (“Diluted EPS”) is computed by dividing the net income by the weighted-average number of shares of common stock, and dilutive common stock equivalents and convertible securities then outstanding.  SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Consolidated Statements of Income.  Common stock equivalents totaling 2,202,687 and 1,886,020 were excluded from the computation of Diluted EPS for the years ended December 31, 2007 and 2006, respectively, as their effect on the computation of Diluted EPS would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

	(In thousands)
	2007	2006
Numerator:
Income from continuing operations	$426	$2,019
(Loss) from discontinued operations	-	(159)
Net income	$426	$1,860

Denominator:
Weighted average common shares outstanding	84,489	70,324
Dilutive effect of stock options and warrants	8,642	41,232
Weighted average common shares outstanding, assuming dilution	93,131	111,556

Per Share Information - Basic:
Income from continuing operations	$0.01	$0.03
(Loss) from discontinued operations	-	(0.00)
Net income	$0.01	$0.03

Per Share Information - Diluted:
Income from continuing operations	$0.01	$0.02
(Loss) from discontinued operations	-	(0.00)
Net income	$0.01	$0.02

NOTE 4 – FRANCHISE NOTES RECEIVABLE:

Franchise notes held by the Company consist primarily of purchase money notes related to Company-financed conveyances of Company-owned store assets to franchisees, and certain franchise notes receivable obtained by the Company in connection with acquisitions in prior years.  Substantially all notes are secured by the underlying assets of the related franchised store, as well as the personal guarantee of the principal owners of the franchise.  As of December 31, 2007, these notes generally provided for interest ranging from 6% to 12%.

Scheduled maturities of notes receivable as of December 31, 2007, are as follows (in thousands):

2008	$218
2009	56
2010	76
350
Less: allowance for doubtful accounts	(38)
$312

NOTE 5 – VALUATION AND QUALIFYING ACCOUNTS:

Franchise receivables, optical purchasing group receivables, franchise notes receivable, and other Company receivables, are shown on the Consolidated Balance Sheets net of allowances for doubtful accounts.  The following is a breakdown, by major component, of the change in those allowances, along with the accruals for store closings:

	(In thousands)
	As of December 31,

	2007	2006
Balance, beginning of year	$110	$195
Charged to expense	94	2
Reductions, including write-offs	(58)	(262)
Additions and transfers	1	175
Balance, end of year	$147	$110

Optical Purchasing Group Receivables:
Balance, beginning of year	$40	$-
Charged to expense	20	40
Reductions, including write-offs	-	-
Additions and transfers	-	-
Balance, end of year	$60	$40

Franchise Notes Receivables:
Balance, beginning of year	$49	$191
Charged to expense	1	59
Reductions, including write-offs	(11)	(26)
Additions and transfers	(1)	(175)
Balance, end of year	$38	$49

Other Company Receivables:
Balance, beginning of year	$2	$2
Charged to expense	21	32
Reductions, including write-offs	(18)	(32)
Additions and transfers	-	-
Balance, end of year	$5	$2

Accrual for Store Closings:
Balance, beginning of year	$37	$37
Charged to expense	236	-
Reductions, including write-offs	-	-
Additions and transfers	27	-
Balance, end of year	$300	$37

NOTE 6 – PROPERTY AND EQUIPMENT, NET:

Property and equipment, net, consists of the following:

	(In thousands) As of December 31,		Estimated
	2007	2006	Useful Lives

Furniture and fixtures	$382	$277	5-7 years
Machinery and equipment	2,084	1,707	3-5 years
Software	846	685	3-5 years
Leasehold improvements	1,347	1,048	10 years*
	4,659	3,717
Less: accumulated depreciation	(3,163)	(2,794)
Property and equipment, net	$1,496	$923

* Based upon the lesser of the assets’ useful lives or the term of the lease of the related property.

Depreciation and amortization expense on property and equipment for the years ended December 31, 2007 and 2006 was $369,000 and $282,000, respectively, and is reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

NOTE 7 – INTANGIBLE ASSETS, NET:

Intangible assets, net, consist of the following:
	(In thousands) As of December 31,		Estimated
	2007	2006	Useful Lives

Customer lists	$1,107	$333	10-11 years
Non-compete agreement	465	290	5 years
Other	151	22	2 years
Trade name	1,543	210	Indefinite
	3,266	855
Less: accumulated amortization	(201)	(47)
Intangible assets, net	$3,065	$808

Amortization expense on intangible assets for the years ended December 31, 2007 and 2006 was $154,000 and $45,000, respectively, and is reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.  Amortization expense of $293,000, $243,000, $193,000, $169,000 and $121,000 will be reflected in future Consolidated Statements of Income for the years ending December 31, 2008, 2009, 2010, 2011 and 2012, respectively.

NOTE 8 – ACCRUAL FOR STORE CLOSINGS:

Effective January 1, 2003, the Company adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which superceded EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”  In accordance therewith, the Company records a liability for the cost associated with an exit or disposal activity when the liability is incurred.  For the year ended December 31, 2007, the Company recorded a provision for two store closings totaling approximately $263,000, which was comprised of lease termination costs.  No provision for store closings was provided for during the year ended December 31, 2006.  As of December 31, 2007 and 2006, $300,000 and $37,000, respectively, was reflected in accrual for store closings on the accompanying Consolidated Balance Sheets.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2007	2006

Accounts payable	$2,961	$1,945
Accrued payroll and fringe benefits	536	477
Accrued professional fees	128	120
Accrued advertising	1,310	1,328
Accrued rent under sublease	227	218
Accrued interest	-	117
Other accrued expenses	445	390
	$5,607	$4,595

NOTE 10 – LONG-TERM DEBT (INCLUDING RELATED PARTY BORROWINGS):

As of December 31, 2007, principal payments due on the Company's long-term debt and related party borrowings are as follows (in thousands):

Year	Related Party Borrowings (1) (2)	Other Debt (3) (4)

2008	$404	$32
2009	352	4,374
2010	335	16
2011	83	17
2012	-	17
	$1,174	$4,456

1)
On December 31, 2002, the Company refinanced certain past due amounts owed to Cohen’s Fashion Optical (“CF”), a retail optical chain owned by certain of the principal shareholders and directors of the Company (Note 15).  As a result, the Company signed a 5-year, $200,000 promissory note, bearing interest at a rate of 10% per annum.  Such note was in paid, in full, in February 2008.

2)
In connection with the acquisition of all of the net tangible assets of Combine, the Company entered into two promissory notes with Combine.  The first note provides for four annual installments, which commenced October 1, 2007, totaling $1,273,000 (which is non-interest bearing with an imputed annual interest rate of 8.1%).  The second note, which commenced October 1, 2006, provides for sixty monthly installments totaling $500,000 at 7% interest per annum.

3)
The Company had outstanding borrowings of $4,359,423 under its Credit Facility with M&T Bank, which borrowings are payable (interest only) monthly and bear interest at a rate of LIBOR plus 2.75%.  As of December 31, 2007, the interest rate was 7.98%.  The principal and any accrued interest are due and payable in August 2009.

4)
In connection with the remodeling of one of the Company-owned stores, the Company obtained $78,000 of equipment financing from De Lage Landen Financial Services, Inc. in November 2007, which borrowings provide for sixty monthly installments and bear interest at a rate of 10.2%.

NOTE 11 – CREDIT FACILITY:

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

On August 10, 2007, the Company borrowed $3,609,423 to fund the purchase price payable in connection with the acquisitions of TOG and COC, and borrowed $400,000 for general working capital requirements.  The Credit Facility includes various financial covenants including minimum net worth, maximum funded debt and debt service ratio requirements.  As of December 31, 2007, the Company had outstanding borrowings of $4,359,423 under the Credit Facility, which amount was included in Long-term Debt on the accompanying Consolidated Balance Sheet, was in compliance with the various financial covenants, and had $1,640,577 available under the Credit Facility for future borrowings.

NOTE 12 – INCOME TAXES:

The Company records the income tax effect of transactions in the same year that the transactions occur to determine net income, regardless of when the transactions are recognized for tax purposes.  Deferred taxes are provided to reflect the income tax effects of amounts included in the Company’s financial statements in different periods than for tax purposes, principally valuation allowances for accounts receivables, equity compensation charges, and depreciation and amortization expenses for income tax purposes.  The income tax benefit from continuing operations for the years ended December 31, 2007 and 2006 was $251,000 and $1,249,000, respectively.

As of December 31, 2007 and 2006, net deferred tax assets were approximately $17,300,000 and $18,600,000, respectively, resulting primarily from the future tax benefit of net operating loss carry-forwards.  In accordance with SFAS No. 109, the Company has provided a valuation allowance against its net deferred tax assets of approximately $15,600,000 and $17,200,000 as of December 31, 2007 and 2006, respectively.  The valuation allowance against the net deferred tax assets decreased by approximately $1,600,000 and $3,400,000 during the years ended December 31, 2007 and 2006, respectively.

The tax effect of temporary differences that give rise to the deferred tax asset as of December 31, 2007 and 2006, are presented below (in thousands):

	2007	2006
Deferred tax assets:
Reserves and allowances	$1,150	$904
Net operating loss and credits carry forwards	16,003	17,999
Stock compensation expense	258	-
Valuation allowance	(15,628)	(17,195)
Total deferred tax assets	1,783	1,708

Deferred tax liabilities:
Property, plant and equipment, and intangibles	(109)	(193)
Deferred revenue	-	(24)
Accrued and other expenses	-	(91)
Total deferred tax liabilities	(109)	(308)
Net deferred tax asset	$1,674	$1,400

The (provision for) benefit from income taxes for the years ended December 31, 2007 and 2006 is presented below as follows (in thousands):

	2007	2006
Current:
Federal	$(3)	$(13)
State and local	(10)	(33)
Foreign	(10)	-
Total current	(23)	(46)

Deferred:
Federal	233	1,190
State and local	47	210
Foreign	-	-
Total deferred	274	1,400
Income tax benefit	$251	$1,354

As of December 31, 2007 and 2006, the Company had net operating loss carry forwards for regular tax and alternative minimum taxable income purposes available to reduce future taxable income, which may be limited in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred, or could occur in the future.  These carry forwards expire as follows (in thousands):

	Net Operating Loss	AMT Operating Loss

2011	$1,838	$1,162
2012	3,845	3,845
2018	10,810	10,810
2019	1,358	1,358
2020	20,269	20,269
2021	2,369	1,808
2022	4,375	4,310
2023	166	166
2024	25	25
2025	292	292
	$45,347	$44,045

The Company’s effective tax rate differs from the statutory Federal income tax rate of 34%, primarily due to the effect of state and income taxes and the impact of recording a valuation allowance to offset the potential future tax benefit resulting from net operating loss carry-forwards for all years presented.  The following is a reconciliation of the U.S. Federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2007 and 2006:

	2007	2006

Federal statutory rate	34.0%	34.0%
State and local income taxes, net of federal tax benefit	2.2%	3.5%
Permanent differences	3.0%	1.5%
Net operating loss carry forward adjustments	12.4%	0.0%
Change to valuation allowance	(195.0%)	(201.2%)
Effective tax rate	(143.4%)	(162.2%)

NOTE 13 – SEGMENT REPORTING

Business Segments
The Company follows the provisions of FASB Statement 131, “Disclosures about Segments of a Business Enterprise and Related Information.”  During September 2006, the Company, through its wholly-owned subsidiary COM, acquired substantially all of the assets of Combine, which created a new operating segment; the Optical Purchasing Group Business.  The results of the operations of TOG are also included in this segment since the date of acquisition.  The Optical Purchasing Group Business segment along with the existing operating segment, Retail Optical Stores, constitutes the Company’s two reporting segments.

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

The Optical Purchasing Group Business segment represents product pricing extended to COM and TOG members associated with the sale of vendor’s eye care products to such members.

Certain business segment information for continuing operations is as follows:

	(In thousands)
	2007	2006
Business Segment Net Revenues:
Retail Optical Stores	$15,773	$14,526
Optical Purchasing Group Business	33,848	7,186
Net revenues	$49,621	$21,712
Business Segment Income from Continuing Operations:
Retail Optical Stores	$50	$1,926
Optical Purchasing Group Business	376	93
Income from continuing operations	$426	$2,019

Business Segment Loss from Discontinued Operations:
Retail Optical Stores	$-	$(159)
Optical Purchasing Group Business	-	-
Loss from discontinued operations	$-	$(159)

The Optical Purchasing Group Business segment includes COM’s business activity from August 1, 2006, the effective date of the acquisition of Combine, and includes TOG’s business activity from August 1, 2007, the effective date of the acquisition of TOG.

Additional business segment information is summarized as follows for the year ended December 31, 2007 (in thousands):

	Retail Optical Stores	Optical Purchasing Group Business	Total

Total Assets	$11,902	$9,963	$21,865
Depreciation and Amortization	320	203	523
Capital Expenditures	799	119	918
Goodwill	1,266	2,971	4,237
Intangible Assets	369	2,696	3,065
Goodwill Additions	-	1,692	1,692
Intangible Asset Additions	379	2,031	2,410
Interest Expense	59	230	289

Additional business segment information is summarized as follows for the year ended December 31, 2006 (in thousands):

	Retail Optical Stores	Optical Purchasing Group Business	Total

Total Assets	$8,934	$3,663	$12,597
Depreciation and Amortization	264	63	327
Capital Expenditures	388	312	700
Goodwill	1,266	1,479	2,745
Intangible Assets	11	797	808
Goodwill Additions	-	1,479	1,479
Intangible Asset Additions	22	833	855
Interest Expense	39	9	48

Geographic Information

The Company also does business in two separate geographic areas; the United States and Canada.  Certain geographic information for continuing operations is as follows:

	(In thousands)
	2007	2006
Net Revenues:
Canada	$16,957	$-
United States	32,664	21,712
Net revenues	$49,621	$21,712

Income from Continuing Operations:
Canada	$270	$-
United States	156	2,019
Income from continuing operations	$426	$2,019

–Loss from Discontinued Operations:
Canada	$-	$-
United States	-	(159)
Loss from discontinued operations	$-	$(159)

The geographic information on Canada includes TOG’s business activity from August 1, 2007, the effective date of the acquisition of TOG.

Additional geographic information is summarized as follows for the year ended December 31, 2007 (in thousands):

	United States	Canada	Total

Total Assets	$15,049	$6,816	$21,865
Depreciation and Amortization	476	47	523
Capital Expenditures	918	-	918
Goodwill	2,544	1,693	4,237
Intangible Assets	1,078	1,987	3,065
Goodwill Additions	-	1,613	1,613
Intangible Asset Additions	380	2,031	2,411
Interest Expense	199	90	289

The Company had no operations in Canada in 2006.

NOTE 14 – COMMITMENTS AND CONTINGENCIES:

Operating Lease Commitments

The Company leases locations for both its Company-owned and franchised stores, as well as its executive and administrative offices.  As of December 31, 2007, minimum future rental payments for Company-owned stores and the Company’s executive and administrative offices, as well as for stores leased by the Company and subleased to franchisees, in the aggregate, are as follows (in thousands):

	Total Lease Obligations	Sublease Rentals	Net Company Obligations

2008	$3,994	$3,262	$732
2009	1,573	1,389	184
2010	1,156	982	174
2011	935	781	154
2012	865	773	92
Thereafter	3,040	2,925	115
	$11,563	$10,112	$1,451

The Company holds the master lease on certain of its franchised locations and, as part of the franchise agreement, sublets the subject premises to the franchisee. In addition to the fixed rent payable under such master leases, most master leases require payment of a pro rata portion of common area maintenance expenses and real estate taxes, as well as percentage rent based upon the sales volume of the store in question.  As required by SFAS No. 13 “Accounting for Leases,” the Company recognizes its rent expense on a straight-line basis over the life of the related lease. In most cases, however, the Company’s obligations are limited due to the holding of leases in a leasehold corporation with limited guarantees from the Company.  Rent expense (which was net of sublease rentals of approximately $4,819,000 and $4,714,000, respectively) was approximately $1,555,000 and $1,149,000 for the years ended December 31, 2007 and 2006, respectively.  Contingent rents include, amongst other items, percentage rent and certain year-end common area and real estate tax adjustments.  The Company currently does not anticipate that such charges would be material in nature for the Company-owned stores and franchise locations.  With respect to franchise locations, the Company acts in an agent capacity with respect to those charges.  Additionally, the Company does not hold any of the leases on COM Member locations.

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

In May 2006, the Company commenced an action against I and A Optical, Inc., Mark Shuff and Felicia Shuff, in the Supreme Court of the State of New York, County of Nassau, seeking, among other things, monetary damages as a result of the defendants' alleged breach of the terms of the Sterling Optical Center Franchise Agreement (and related documents) with the Company to which they are parties.  The defendants then asserted counterclaims against the Company, seeking, among other things, money damages arising under the Franchise Agreement with the Company as a result of the Company's alleged violation of such Franchise Agreement.  In January 2008, this action was settled.  The terms of the settlement include the payment, by the defendant to the Company, of the aggregate sum of $40,000, and the exchange of mutual general releases.

In August 2006, the Company and its subsidiary, Sterling Vision of California, Inc. (“SVC”) (collectively referred to as the “Company”) filed an action against For Eyes Optical Company (“For Eyes” or “Defendant”) in response to allegations by For Eyes of trademark infringement for Plaintiff’s use of the trademark “Site For Sore Eyes”.  The Company claims, among other things, that (i) there is no likelihood of confusion between the Company’s and Defendant’s mark, and that the Company has not infringed, and is not infringing, Defendant’s mark; ii) the Company is not bound by that certain settlement agreement, executed in 1981 by a prior owner of the Site For Sore Eyes trademark; and iii) Defendant’s mark is generic and must be cancelled.  For Eyes, in its Answer, asserted defenses to the Company’s claims, and asserted counterclaims against the Company, including, among others, that i) the Company has infringed For Eyes’ mark; (ii) the Company wrongfully obtained a trademark registration for its mark and that said registration should be cancelled; and (iii) the acts of the Company constitute a breach of the aforementioned settlement agreement.  For Eyes seeks injunctive relief, cancellation of the Company’s trademark registration, trebled monetary damages, payment of any profits made by the Company in respect of the use of such tradename, and costs and attorney fees.  The case is currently in the discovery phase.  The Company has not recorded an accrual for a loss in this action, as the Company does not believe it is probable that the Company will be held liable in respect of Defendant’s counterclaims.

In January 2007, Laurelrising as Owner, LLC commenced an action against the Company, in the Circuit Court of the State of Maryland, Prince Georges County, alleging, among other things, that the Company had breached its obligations under its lease for the former Sterling Optical store located at Laurel Centre Mall, Laurel, Maryland.   In March 2008, this action was settled.  The terms of the settlement include the Company’s payment to the plaintiff, of the aggregate sum of $175,000 and the exchange of mutual general releases.

In October 2007, Arnot Realty Corporation commenced an action against the Company, in the Supreme Court of the State of New York, Chemung County, alleging, among other things, that the Company had breached its obligations under its guaranty of the lease for the former Sterling Optical store located at Arnot Mall, Horseheads, New York.  The Company believes that it has a meritorious defense to this action.  As of the date hereof, the plaintiff’s motion for summary judgment has not yet be argued before the court.  Although the Company has recorded an accrual for probable losses in the event that the Company shall be held liable in respect of plaintiff’s claims, the Company does not believe that any such loss is reasonably possible, or, if there is a loss, the Company does not believe that it is reasonably possible that such loss would exceed the amount recorded.

In February 2008, Sangertown Square, LLC commenced an action against the Company, in the Supreme Court of the State of New York, Onondaga County, alleging, among other things, that the Company had breached its obligations under its lease for the former Sterling Optical store located at Sangertown Square Mall, New York.  The Company believes that it has a meritorious defense to this action.  As of the date hereof, the Company’s time to answer the complaint has not yet expired.  Although the Company has recorded an accrual for probable losses in the event that the Company shall be held liable in respect of plaintiff’s claims, the Company does not believe that any such loss is reasonably possible, or, if there is a loss, the Company does not believe that it is reasonably possible that such loss would exceed the amount recorded.

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

Guarantees

In connection with the Company’s sale of one of its laser vision correction centers, Insight Laser Centers N.Y.I., Inc. (the “Ambulatory Center”) on May 31, 2001, the Company agreed to guarantee certain of the potential ongoing liabilities of the Ambulatory Center.  No such guaranteed liabilities were accrued for as of December 31, 2007 and 2006.

In September 2003, the Company entered into a series of agreements, with the owner of the Ambulatory Center and the landlord of the premises, pursuant to which the Company’s future guarantee is now expressly limited to that of the minimum base rent and additional rent, payable under the lease for the premises, as adjusted in accordance with the agreements.  In connection with the agreements, the Company agreed to settle its outstanding liabilities allegedly due under its guarantee, which liabilities were settled at lower amounts than the Company had originally accrued for.  As of December 31, 2007 and 2006, the Company had no remaining amounts owed relating to this guarantee.  However, there can be no assurance that future liabilities will not arise in connection with this guarantee.

As of December 31, 2007, the Company was a guarantor of certain leases of retail optical stores franchised and subleased to its franchisees.  In the event that all of such franchisees defaulted on their respective subleases, the Company would be obligated for aggregate lease obligations of approximately $2,396,000.  The Company continually evaluates the credit-worthiness of its franchisees in order to determine their ability to continue to perform under their respective subleases.  Additionally, in the event that a franchisee defaults under its sublease, the Company has the right to take over operation of the respective location.

Letter of Credit

COM held a letter of credit with a financial institution in favor of one of its key vendors to ensure payment of any outstanding invoices not paid by COM.  The letter of credit had a one-year term that expired in December 2007.  As of December 31, 2006, the letter of credit totaled $250,000, and was secured by a certificate of deposit (totaling $250,000) at the same financial institution, which was included in Restricted Cash on the accompanying Consolidated Balance Sheets.

NOTE 15 – EXECUTIVE COMPENSATION:

The Company has an Employment Agreement (“Agreement 1”) with its Chief Executive Officer, which extends through November 2009.  Agreement 1 provides for an annual salary of $275,000 and certain other benefits.  Additionally, as per Agreement 1, the CEO may be eligible for bonus compensation to be determined by the Company’s Board of Directors based on the Company’s previous calendar’s year performance.  No such bonus was achieved for the year ended December 31, 2007.

Additionally, in connection with the acquisition of COM, the Company entered into a five-year Employment Agreement (“Agreement 2”) with the existing President of Combine.  Agreement 2 provides for an annual salary of $210,000, certain other benefits, and an annual bonus based upon certain financial targets of COM.  For the years ended December 31, 2007 and 2006, there was approximately $60,000 and $21,000, respectively, of such bonuses reflected in the accompanying Consolidated Statement of Income.  As of December 31, 2007 and 2006, there was $60,000 and $21,000, respectively, of accrued bonuses in accounts payable and accrued liabilities in the accompanying Consolidated Balance Sheets.

NOTE 16 – RELATED PARTY TRANSACTIONS:

On December 31, 2002, the Company refinanced certain past due amounts, owed to CF.  In connection therewith, the Company signed a 5-year, $200,000 promissory note, in favor of CF, bearing interest at a rate of 10% per annum.  As of December 31, 2007, $8,000 remained on the accompanying Consolidated Balance Sheet.  Such note was paid in full in February 2008.

Effective April 14, 2003, in connection with certain Rescission Transactions consummated by the Company on December 31, 2003, the Company signed promissory notes with two of its current directors, who are also shareholders, of the Company.  The notes, which aggregated $135,000, together with all accrued interest, was paid in full in October 2007.

The Company’s Chief Executive Officer serves on the Board of Directors of Newtek Business Services, Inc. (“NBSI”), a company that provides various financial services to both small and mid-sized businesses.  The Company utilizes the bank and non-bank card processing services of one of NBSI’s affiliated companies.  For the years ended December 31, 2007 and 2006, the Company paid approximately $95,000 and $71,000, respectively, to such affiliate for such services provided.  Additionally, the Company utilizes insurance administrative services of one of NBSI’s affiliated companies.  No payments are made directly to that affiliate.  The Company believes that the cost of such services were as favorable to the Company as those which could have been obtained from an unrelated third party.

In connection with COM’s acquisition of Combine, the Company entered into a series of promissory notes with Combine, owned by Neil Glachman, COM’s President. The promissory notes amounted to $1,773,000 with $498,000 paid in October 2007; $300,000 due on October 1, 2008; $250,000 due on October 1, 2009; $225,000 due on October 1, 2010; and $500,000 (with interest at 7% per annum) payable in sixty, equal monthly installments of $9,900.60, which commenced on October 1, 2007.  For the years ended December 31, 2007 and 2006, there was approximately $140,000 and $9,000, respectively, of interest expense reflected in the accompanying Consolidated Statement of Income.  As of December 31, 2007 and 2006, there was $1,165,000 and $1,752,000, respectively, of related party payables in the accompanying Consolidated Balance Sheets.

During 2007 and 2006, COM members purchased contact lenses from Visus Formed Optics, a contact lens manufacturer that is partially owned by COM’s President.  For the years ended December 31, 2007 and 2006, the total cost of such contact lenses was approximately $69,000 and $32,000, respectively.  The Company believes that the cost of such product was as favorable to COM as those which could have been obtained from an unrelated third party.

On January 31, 2007, the Company entered into a Software License Agreement with Optical Business Solutions, Inc. (“OBS”), to provide software for the Company’s new point-of-sale system.  OBS is owned by one of the Company’s current director, who is also a shareholder of the Company.  As of December 31, 2007, there was $50,000 of prepaid expenses in the accompanying Consolidated Balance Sheets, related to the purchase of 50 user licenses for such software.

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

NOTE 17 – SHAREHOLDERS’ EQUITY:

Senior Convertible Preferred Stock

As of December 31, 2007, there were approximately 0.74 shares of Senior Convertible Preferred Stock outstanding with a stated value of approximately $74,000, convertible into Common Stock at a rate of $0.75.  The sole remaining holder of the Company’s Senior Convertible Preferred Stock has the right to vote, as a single class, with the Common Stock, on an as-converted basis, on all matters on which the holders of the Company’s Common Stock are entitled to vote.

Issuance of Common Stock for Consulting Services

Pursuant to a Letter Agreement, dated April 11, 2007 (the “LA”), between the Company and DuBois Consulting Group, Inc. (“DuBois”), DuBois agreed to provide to the Company assistance with investor relations, broker relations, and the planning and execution of assorted activities relating to these tasks.  The LA expires on April 10, 2008, but may be terminated by the Company at any time upon the giving of written notice.  In consideration for these services, the Company agreed to pay Dubois certain cash consideration provided for in the LA and issued to DuBois a warrant (the “DuBois Warrant”) to purchase up to an aggregate of  300,000 shares of common stock of the Company at an exercise price of $0.30 per share, which vests in equal monthly tranches of 25,000  shares each over the term of the LA; however, the Company may terminate the Dubois Warrant in the event Dubois’ retention by the Company is terminated, in which event, the Dubois Warrant is deemed to be void to the extent of any unvested shares as of the termination.  The term of the Dubois Warrant, to the extent of any vested shares, is 3 years from the date of issuance.

As of December 31, 2007, there were 225,000 warrants vested and exercisable.  The Company incurred a non-cash charge to earnings of approximately $2,000, representing the fair value of such warrants, which is reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

Pursuant to a Letter of Engagement, dated May 7, 2007 (the “LOE”), between the Company and R.D. Stout, Inc. (“RD”), RD agreed to provide to the Company assistance with investor relations, broker relations and the planning and execution of assorted activities relating to these tasks.  The LOE expires on May 6, 2008, but may be terminated by the Company at any time upon the giving of written notice.  In consideration for these services, the Company (a) agreed to issue to RD on a monthly basis a number of shares of restricted common stock of the Company (the “RD Shares”) equal to (i) $8,333.33, divided by (ii) the closing price per share of the Company’s common stock on the applicable issuance date, as reported on the Over-the-Counter Bulletin Board, and (b) issued to RD a warrant (the “RD Warrant”) to purchase up to an aggregate of 300,000 shares of the common stock of the Company at an exercise price of $0.21 per share,  which vested to the extent of 25,000 shares upon issuance, and the remaining balance of which vests in equal monthly tranches of 25,000 shares each over the term of the LOE; however, the Company may terminate the RD Warrant in the event RD’s retention by the Company is terminated, in which event, the RD Warrant is deemed to be void to the extent of any unvested shares as of the termination. The term of the RD Warrant, to the extent of any vested shares, is 3 years from the date of issuance.

As of December 31, 2007, there were 200,000 warrants vested and exercisable, and 120,844 of restricted stock.  The Company incurred a non-cash charge to earnings of approximately $43,000, representing the fair value of such warrants and restricted stock, which is reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

Rescission of Units and Warrants

On December 31, 2003 (effective April 14, 2003), the Company and certain of its shareholders (the “Subject Shareholders”) agreed to, and effectuated, (a) the rescission, ab initio, of the exercise, by the Subject Shareholders, of 13,000,000 of the oversubscription rights (during the Company’s 2002 Rights Offering) of the Subject Shareholders (and, accordingly, of the issuance, to such Subject Shareholders, of the units associated therewith), and (b) the rescission, surrender and cancellation of all of the remaining warrants (33,210,028 in the aggregate) that were acquired by the Subject Shareholders in the Rights Offering (collectively, the “Rescission Transactions”).  In connection with the Rescission Transactions, the Company agreed to repay each Subject Shareholder the original subscription amount of $0.04 (previously paid by each Subject Shareholder) for each of the rescinded units (together with interest at a rate of 6% per annum from the date of the original acquisition thereof), which, in the aggregate for all of the Subject Shareholders, totaled $520,000.  This sum along with any accrued interest was paid in full during 2007.   Additionally, as a result of the Rescission Transactions, the Company’s outstanding Common Stock decreased by 13,000,000 shares.

Recognizing that the Subject Shareholders that participated in the Rescission Transactions suffered certain damages in connection therewith, on December 31, 2003, the Company granted to the Subject Shareholders, in the aggregate, new warrants to purchase 59,210,028 shares of Company Common Stock.  The exercise prices of the new warrants issued to each of the Subject Shareholders ranged from $0.0465 to $0.0489.  These exercise prices were calculated with the intention of allowing the Subject Shareholders to purchase equity of the Company on substantially the same economic terms that they would have been originally entitled pursuant to the Rights Offering, but for the Rescission Transactions.

On September 24, 2007, one of the Subject Shareholders performed a “cashless exercise” of 31,067,776 warrants, with the exercise price paid by surrendering to the Company 4,367,764 of the warrants, having an approximate aggregate value of $1,485,040, or $0.34 per share of Common Stock surrendered.  As a result, the Company’s Common Stock increased $267,000, which was offset by a charge to Accumulated Paid-in Capital to account for the “cashless exercise” component of the transaction.

On October 2, 2007, the remaining Subject Shareholders exercised all of their 28,142,252 warrants, with a total exercise price of $1,344,835 being paid to the Company.

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

A summary of the options issued under the Plan is presented in the table below:

	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding, beginning of period	20,132,240	$0.44	17,151,615	$0.55
Granted	575,000	$0.38	3,815,625	$0.15
Exercised	(6,000)	$0.14	-	$-
Canceled, forfeited or expired	(133,333)	$5.12	(835,000)	$1.44

Options outstanding, end of period	20,567,907	$0.41	20,132,240	$0.44

Options exercisable, end of period	20,467,907	$0.41	19,942,240	$0.44

Of the total options outstanding as of December 31, 2007, there were 14,465,615 held by current employees of the Company, and 6,102,292 held by non-employee directors of the Company, the Company’s independent contractors, former employees and former directors.  Of the total options granted during 2007, 125,000 were granted to current employees, 375,000 were granted to certain members of the board of directors of the Company, and 75,000 were granted to independent contractors.

On November 22, 2005, the Committee granted an aggregate of 570,000 stock options to certain of the Company’s employees, all at an exercise price of $0.16, which was the closing price on the date of grant.  The stock options vest according to the following schedule:  (1) 190,000 vested immediately; (2) 190,000 vested on November 22, 2006; and (3) 190,000 vested on November 22, 2007.  During the year ended December 31, 2007 and 2006, the Company incurred a non-cash charge to earnings of approximately $13,000 and $14,000, respectively, reflected in selling, general and administrative expenses on the accompanying Consolidated Statements of Income representing the fair value of the options.  All of these options expire 10 years from the date of grant.

On April 27, 2006, the Committee granted an aggregate of 300,000 stock options to certain of the Company’s independent, non-employee directors, all at an exercise price of $0.12, which was the closing price on the date of grant.  The stock options vested immediately.  During the year ended December 31, 2006, the Company incurred a non-cash charge to earnings of approximately $12,000, reflected in selling, general and administrative expenses on the accompanying Consolidated Statements of Income representing the fair value of the options.  All of these options expire 10 years from the date of grant.

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

On May 16, 2007, the Committee granted an aggregate of 125,000 stock options to certain of the Company’s employees and 75,000 stock options to certain independent contractors, all at an exercise price of $0.21, which was the closing price on the date of grant.  The stock options vest according to the following schedule:  (1) 100,000 vested immediately; and (2) 100,000 vest on May 21, 2008.  During the year ended December 31, 2007, the Company incurred a non-cash charge to earnings of approximately $8,000, which is reflected in selling, general and administrative expenses on the accompanying Consolidated Statements of Income representing the fair value of the options.  There remains approximately $2,000 of non-cash charges to earnings for the portion of the options that have not vested as of December 31, 2007, which charges will be reflected in future Consolidated Statements of Income.  All of these options expire 10 years from the date of grant.

On June 11, 2007, the Committee granted an aggregate of 375,000 stock options to the Company’s non-employee directors, all at an exercise price of $0.47, which was the closing price on the date of grant.  The stock options vested immediately.  During the year ended December 31, 2007, the Company incurred a non-cash charge to earnings of approximately $46,000, which is reflected in selling, general and administrative expenses on the accompanying Consolidated Statements of Income representing the fair value of the options.  All of these options expire 10 years from the date of grant.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of		Remaining	Exercise		Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$0.05 to $0.08	400,000	5.41	$0.05	400,000	$0.05
$0.09 to $0.14	13,578,114	7.19	$0.14	13,578,114	$0.14
$0.15 to $0.23	4,810,625	7.97	$0.15	4,710,625	$0.15
$0.24 to $0.36	620,000	3.34	$0.31	620,000	$0.31
$0.37 to $0.54	375,000	9.45	$0.47	375,000	$0.47
$1.32 to $1.98	5,000	1.83	$1.88	5,000	$1.88
$3.00 to $4.50	95,000	1.45	$3.37	95,000	$3.37
$4.51 to $6.77	250,834	1.34	$5.91	250,834	$5.91
$6.78 to $8.25	433,334	2.14	$8.11	433,334	$8.11
	20,567,907			20,467,907

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006

Expected life (years)	1	1-2
Interest rate	4.82-4.98%	5.00%
Volatility	54-61%	62-80%
Dividend yield	-	-

Stock Purchase Warrants

As a result of certain Rescission Transactions entered into by the Company on December 31, 2003 (Note 17), the Company issued warrants to purchase 59,210,028 shares of Company Common Stock to certain Subject Shareholders.  The exercise prices of the warrants issued ranged from $0.0465 to $0.0489 became exercisable on April 15, 2006.  On September 24, 2007, one of the Subject Shareholders performed a “cashless exercise” of 31,067,776 warrants, with the exercise price paid by surrendering to the Company 4,367,764 of the warrants.  On October 2, 2007, the remaining Subject Shareholders exercised all of their 28,142,252 warrants.  There are no remaining warrants as of December 31, 2007.

On April 11, 2007, the Company issued warrants to purchase 300,000 shares the Company’s Common Stock to Dubois at an exercise price of $0.30.  The warrants vest in twelve (12) equal monthly installments of 25,000 commencing on April 11, 2007.  As of December 31, 2007, 225,000 warrants had vested.  As a result of this issuance, the Company incurred a non-cash charge to earnings of approximately $2,000, which is reflected in selling, general and administrative expenses on the accompanying Consolidated Statement of Income representing the fair value of the warrants.  The warrants expire on April 10, 2010.  There were no warrants exercised as of December 31, 2007.

On May 7, 2007, the Company issued warrants to purchase 300,000 shares the Company’s Common Stock to RD at an exercise price of $0.21.  The warrants vest in twelve (12) equal monthly installments of 25,000 commencing on May 7, 2007.  As of December 31, 2007, 200,000 warrants had vested.  As a result of this issuance, the Company incurred a non-cash charge to earnings of approximately $10,000, which is reflected in selling, general and administrative expenses on the accompanying Consolidated Statement of Income representing the fair value of the warrants.  The warrants expire on May 6, 2010.  There were no warrants exercised as of December 31, 2007.

A summary of the warrants issued is presented in the table below:

	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Warrants outstanding, beginning of period	60,690,913	$0.05	60,690,913	$0.05
Granted	425,000	$0.26	-	$-
Exercised	(54,842,264)	$0.05	-	$-
Canceled, forfeited or expired	(4,367,764)	$0.05	-	$-

Warrants outstanding, end of period	1,905,885	$0.17	60,690,913	$0.05

Warrants exercisable, end of period	1,905,885	$0.17	60,690,913	$0.05

The following table summarizes information about warrants outstanding and exercisable as of December 31, 2007:

	Warrants Outstanding			Warrants Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of		Remaining	Exercise		Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$0.09 to $0.14	1,380,885	7.00	$0.14	1,380,885	$0.14
$0.15 to $0.23	200,000	2.35	$0.21	200,000	$0.21
$0.24 to $0.30	325,000	4.48	$0.28	325,000	$0.28
	1,905,885			1,905,885

The fair value of each warrant granted during 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2007

Expected life (years)	1
Interest rate	4.98%
Volatility	48-55%
Dividend yield	-

NOTE 19 – LITIGATION SETTLEMENT

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

NOTE 21 – FOURTH QUARTER CHARGES:

In the fourth quarter of 2007, the Company recorded bad debt expense of approximately $268,000 related to certain of its franchisee rent receivables and its managed care receivables that management deemed uncollectible, incurred expenses of approximately $263,000 related to the closing of two Company-owned stores, and incurred $178,000 of depreciation and amortizations expense ($47,000 related to the assets acquired from TOG).  Additionally, the Company incurred $129,000 of consulting expenses related to the implementation of controls necessary under Section 404 of the Sarbanes-Oxley Act (“SOX”), which requires the Company to perform an evaluation of its internal controls over financial reporting for fiscal 2007, incurred approximately $99,000 of start-up expenses related to the Company’s new cash advance business, and incurred $72,000 of interest expense related to financing costs associated with the acquisition of TOG.

NOTE 22 – SUBSEQUENT EVENTS:

On March 5, 2008, Dr. Robert Cohen resigned as a director on the Company’s Board of Directors and its Executive Committee.  Earlier this month, Cohen Fashion Optical, Inc., of which Dr. Cohen is a chief executive and shareholder, sold its retail optical franchise division to an affiliate of Houchens Industries, Inc.  As a component of such sale, Dr. Cohen executed an employment agreement and other agreements with such affiliate, which, among other things, prohibit Dr. Cohen from serving as a director on the Company’s Board.

 Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Report on Disclosure Controls and Procedures

The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) with the participation of the Company’s management (“Management”) and through the guidance of an independent internal control consulting firm (“Consultants”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures.  These disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified by the SEC rules and forms, is recorded, processed, summarized and reported, and is communicated to Management, as appropriate, to allow for timely decisions based on the required disclosures.  Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Under the supervision of the Consultants and with the participation of Management, the CEO and CFO, an evaluation was conducted of the effectiveness of the internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007; however, there were certain significant deficiencies that were identified as of December 31, 2007 that may affect financial reporting in the future.  A description of such deficiencies is as follows:

•
Ineffective controls related to employee review of the Company’s Code of Ethics:  For fiscal year ended December 31, 2007, the Company did not require all current employees and any newly hired employees to review the Company’s Code of Ethics, to ensure their understanding of their role within the Company’s internal controls over financial reporting.  In fiscal 2008, the Company will require all current employees and any new hires to review and acknowledge that they have read and understand their role in ensuring the Company’s internal controls over financial reporting are working effectively.

•
Ineffective controls related to the creation and authorization of purchase orders:  For fiscal year ended December 31, 2007, the Company did not require purchase orders for all corporate purchases, mainly relating to supplies and other miscellaneous office expenses.  In fiscal 2008, the Company will require purchase orders for all purchases made by the Company.

•
Ineffective controls related to IT change management procedures:  The Company did not have a vendor management policy in place as of December 31, 2007 to ensure that the IT consultants the Company engages do not have unauthorized access to the Company’s financial reporting systems.  Because this process was not in place, the Company could be vulnerable to unauthorized access to financial systems and facilities, which could result in changes to the actual systems or financial data.  In 2008, the Company implemented a vendor management policy, which will restrict access rights to IT consultants, thus ensuring that financial systems and data will not be compromised.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

This report does not include an attestation report of the Company’s Registered Public Accounting Firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s Registered Public Accounting Firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that occurred during the fourth quarter of the 2007 fiscal year that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.  However, there were several immaterial control improvements which Management made in an effort to further strengthen its overall system of internal control as well as the changes described above to eliminate significant deficiencies in 2008.  These changes were immaterial both individually and in the aggregate.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2008 Annual Meeting of Shareholders, but not to be filed later than April 29, 2008 (120 days after the close of our fiscal year ended December 31, 2007).

Item 11. Executive Compensation

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2008 Annual Meeting of Shareholders, but not to be filed later than April 29, 2008 (120 days after the close of our fiscal year ended December 31, 2007).

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Shareholder Matters

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2008 Annual Meeting of Shareholders, but not to be filed later than April 29, 2008 (120 days after the close of our fiscal year ended December 31, 2007).

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2008 Annual Meeting of Shareholders, but not to be filed later than April 29, 2008 (120 days after the close of our fiscal year ended December 31, 2007).

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2008 Annual Meeting of Shareholders, but not to be filed later than April 29, 2008 (120 days after the close of our fiscal year ended December 31, 2007).

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Report:

1. Financial Statements.

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income for the Years Ended December 31, 2007
and 2006

Consolidated Statements of Shareholders' Equity for the Years Ended
December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31,
2007 and 2006

Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, are not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits

EXHIBIT INDEX

Exhibit
Number

(2.1)Asset Purchase Agreement, dated September 29, 2006, among Emerging Vision, Inc., COM Acquisition, Inc., Combine Optical Management Corp. and Neil Glachman (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q, dated November 14, 2006)

(2.2)Promissory Note, dated September 29, 2006, made payable by COM Acquisition, Inc. and Emerging Vision, Inc. to the order of Combine Optical Management Corp., in the original principal amount of $1,273,000 (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q, dated November 14, 2006)

(2.3)Promissory Note, dated September 29, 2006, made payable by COM Acquisition, Inc. and Emerging Vision, Inc. to the order of Combine Optical Management Corp., in the original principal amount of $500,000 (incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q, dated November 14, 2006)

(2.4)Letter of Intent, dated as of May 23, 2007, by and among OG Acquisition, Inc., 757979 Ontario Inc. (d/b/a The Optical Group), Corowl Optical Credit Services, Inc. and Grant Osborne (Incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K, dated May 31, 2007)

(3.1)Restated Certificate of Incorporation of Sterling Vision, Inc., filed on December 20, 1995 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995)

(3.2)Amended and Restated By-Laws of Sterling Vision, Inc., dated December 18, 1995 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995)

(3.3)Certificate of Amendment of the Certificate of Incorporation of Sterling Vision, Inc., filed on January 26, 2000 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, Securities and Exchange Commission ("SEC") File Number 001-14128, Film Number 03630359)

(3.4)Form of Certificate of Amendment of the Certificate of Incorporation of Sterling Vision, Inc., filed on February 8, 2000 (incorporated by reference to Exhibit 10.94 to the Company’s Current Report on Form 8-K, dated February 8, 2000, SEC File Number 001-14128, Film Number 03630359)

(3.5)Form of Certificate of Amendment of the Certificate of Incorporation of Sterling Vision, Inc., filed on February 10, 2000 (incorporated by reference to Exhibit 10.96 to the Company’s Current Report on Form 8-K, dated February 8, 2000, SEC File Number 001-14128, Film Number 03630359)

(3.6)Certificate of Amendment of the Certificate of Incorporation of Sterling Vision, Inc., filed on April 17, 2000 (incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, SEC File Number 001-14128, Film Number 03630359)

(3.7)Certificate of Amendment of the Certificate of Incorporation of Emerging Vision, Inc., filed on July 15, 2002 (incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, SEC File Number 001-14128, Film Number 03630359)

(3.8)First Amendment to Amended and Restated By-Laws of Emerging Vision Inc., dated November 13, 2003 (incorporated by reference to Exhibit 3.8 to the Company’s Current Report in Form 8-K, dated December 31, 2003)

(4.1)Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-98368)

(4.2)Form of Warrant issued to Subject Shareholders in connection with Settlement Agreements (incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003)

(10.1)Sterling Vision, Inc.'s 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement No. 33-98368)

(10.2)Form of Sterling Vision, Inc.'s Franchise Agreement (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement No. 33-98368)

(10.3)Form of Franchisee Stockholder Agreement to be entered into between Sterling Vision, Inc. and certain of its Franchisees (incorporated by reference to Exhibit 10.47 to the Company's Registration Statement No. 33-98368)

(10.4)First Amendment to Sterling Vision, Inc.’s 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.63 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File Number 000-27394, Film Number 96615244)

(10.5)Form of Settlement Agreement and General Release, dated as of April 1, 2002, between Emerging Vision, Inc. and each of V.C. Enterprises, Inc., Bridget Licht, Sitescope, Inc., Eyemagination Eyeworks, Inc. and Susan Assael, including the form of Area Representation Agreement annexed thereto as an Exhibit (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

(10.6)Credit Agreement, dated August 19, 2005, between Emerging Vision, Inc. and Manufacturers and Traders Trust Corporation (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

(10.7)Standard LIBOR Grid Note, dated August 19, 2005, between Emerging Vision, Inc. and Manufacturers and Traders Trust Corporation (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

(10.8)Security Agreement, dated August 19, 2005, between Emerging Vision, Inc. and Manufacturers and Traders Trust Corporation (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

(10.9)Trademark Security Agreement, dated August 19, 2005, between Emerging Vision, Inc. and Manufacturers and Traders Trust Corporation (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

(10.10)VisionCare Guaranty, dated August 19, 2005, between Emerging Vision, Inc. and Manufacturers and Traders Trust Corporation (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

(10.11) Employment Agreement, dated September 29, 2006, between Emerging Vision, Inc. and Neil Glachman (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

(10.12) Employment Agreement, dated December 1, 2006, between Emerging Vision, Inc. and Christopher G. Payan (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

(10.13)Business Acquisition Agreement, dated June 29, 2007, by and among 1725758 Ontario Inc. d/b/a The Optical Group, Corowl Optical Credit Services, Inc., Grant Osborne and OG Acquisition, Inc. (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K, dated July 5, 2007)

(10.14)Revolving Line of Credit Note and Credit Agreement , dated as of August 7, 2007, executed by Emerging Vision, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

(10.15)Absolute Assignment of Franchisee Notes and Proceeds Due, dated as of August 7, 2007, executed by Emerging Vision, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

(10.16)General Security Agreement –, dated as of August 7, 2007, executed by Emerging Vision, Inc. in favor of Manufacturers and Traders Trust Company(incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

(10.17)General Security Agreement –, dated as of August 7, 2007, executed by Combine Buying Group, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

(10.18)General Security Agreement –, dated as of August 7, 2007, executed by OG Acquisition, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

(10.19)General Security Agreement –, dated as of August 7, 2007, executed by 1725758 Ontario Inc. d/b/a The Optical Group in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

(10.20)Continuing Guaranty –, dated as of August 7, 2007, executed by Combine Buying Group, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

(10.21)Continuing Guaranty –, dated as of August 7, 2007, executed by OG Acquisition, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

(10.22)Continuing Guaranty –, dated as of August 7, 2007, executed by 1725758 Ontario Inc. d/b/a The Optical Group in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

(10.23)Pledge Agreement and Assignment, dated as of August 7, 2007, by and between OG Acquisition, Inc. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

(10.24)United States Trademark Collateral Assignment and Security Agreement, executed by Emerging Vision, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

(14.1)Corporate Code of Ethics and Conduct of Emerging Vision, Inc., dated November 14, 2005 (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

(21.1) *List of Subsidiaries

(31.1) *Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

(31.2) *Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

(32.1) *Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit being filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGING VISION, INC.

By: /s/ Christopher G. Payan
Christopher G. Payan
Chief Executive Officer

Date:  March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher G. Payan	Chief Executive Officer and Director	March 31, 2008
Christopher G. Payan	(Principal Executive Officer)

/s/ Brian P. Alessi	Chief Financial Officer and Treasurer	March 31, 2008
Brian P. Alessi	(Principal Financial and Accounting Officer)

/s/ Dr. Alan Cohen	Chairman of the Board of Directors	March 31, 2008
Dr. Alan Cohen

/s/ Joel L. Gold	Director	March 31, 2008
Joel L. Gold

/s/ Harvey Ross	Director	March 31, 2008
Harvey Ross

/s/ Seymour G. Siegel	Director	March 31, 2008
Seymour G. Siegel