Form 10-Q
period 2008-05-15
EMERGING VISION INC
filed 2008-05-15
CIK 1002554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________

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

Large accelerated filer __	Accelerated filer __

Non accelerated filer __	Smaller reporting company X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes __	No X

As of May 15, 2008, there were 125,292,806 outstanding shares of the Issuer’s Common Stock, par value $0.01 per share.

PART I - FINANCIAL INFORMATION

Item 1.  Item 1.  Financial Statements

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands, Except Share Data)
ASSETS	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$2,468	$2,846
Franchise receivables, net of allowance of $125 and $147, respectively	1,701	1,842
Optical purchasing group receivables, net of allowance of $60	6,501	4,840
Other receivables, net of allowance of $5	501	369
Current portion of franchise notes receivable, net of allowance of $38	247	191
Inventories, net	380	466
Prepaid expenses and other current assets	602	447
Deferred tax assets, current portion	600	600
Total current assets	13,000	11,601

Property and equipment, net	1,339	1,496
Franchise notes receivable	168	121
Deferred tax asset, net of current portion	1,200	1,074
Goodwill, net	4,261	4,237
Intangible assets, net	3,048	3,065
Other assets	262	271
Total assets	$23,278	$21,865

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,902	$5,607
Optical purchasing group payables	5,957	4,486
Accrual for store closings	300	300
Short-term debt	28	32
Related party obligations	397	404
Total current liabilities	11,584	10,829

Long-term debt	4,418	4,424
Related party borrowings, net of current portion	745	770
Franchise deposits and other liabilities	385	442
Total liabilities	17,132	16,465

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized: Senior Convertible Preferred Stock, $100,000 liquidation preference per share; 0.74 shares issued and outstanding	74	74
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 125,475,143 shares issued and 125,292,806 shares outstanding	1,254	1,254
Treasury stock, at cost, 182,337 shares	(204)	(204)
Additional paid-in capital	127,976	127,971
Accumulated comprehensive income	189	165
Accumulated deficit	(123,143)	(123,860)
Total shareholders' equity	6,146	5,400
Total liabilities and shareholders' equity	$23,278	$21,865

The accompanying notes are an integral part of these consolidated condensed financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED) (In Thousands, Except Per Share Data)
	For the Three Months Ended March 31,
	2008	2007

Revenues:
Optical purchasing group sales	$14,295	$4,325
Franchise royalties	1,651	1,741
Retail sales – Company-owned stores	1,142	1,361
Membership fees – VisionCare of California	843	849
Franchise related fees and other revenues	230	49
Total revenue	18,161	8,325

Costs and operating expenses:
Cost of optical purchasing group sales	13,533	4,003
Cost of retail sales	265	317
Selling, general and administrative expenses	3,721	3,651
Total costs and operating expenses	17,519	7,971

Operating income	642	354

Other income (expense):
Interest on franchise notes receivable	7	11
Gain on sale of company-owned stores to franchisee	30	-
Other income	18	50
Interest expense	(106)	(65)
Total other income (expense)	(51)	(4)

Income before income tax benefit	591	350
Income tax benefit	126	81
Net income	717	431
Comprehensive income:
Foreign currency translation adjustments	24	-
Comprehensive income	$741	$431

Net income per share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.00

Weighted-average number of common shares outstanding:
Basic	125,293	70,324
Diluted	131,537	118,974

The accompanying notes are an integral part of these consolidated condensed financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in Thousands)
	For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$717	$431
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	157	110
Provision for doubtful accounts	9	(54)
Deferred tax assets	(126)	(90)
Gain on the sale of property and equipment	(30)	-
Non-cash compensation charges related to options and warrants	5	4
Changes in operating assets and liabilities:
Franchise and other receivables	(188)	(518)
Optical purchasing group receivables	(1,519)	(450)
Inventories	86	(48)
Prepaid expenses and other current assets	(155)	(124)
Intangible and other assets	9	166
Accounts payable and accrued liabilities	(705)	155
Optical purchasing group payables	1,471	394
Franchise deposits and other liabilities	(57)	-
Net cash used in operating activities	(326)	(24)

Cash flows from investing activities:
Proceeds from franchise and other notes receivable	57	29
Purchases of property and equipment	(71)	(218)
Net cash used in investing activities	(14)	(189)

Cash flows from financing activities:
Payments on borrowings	(42)	(38)
Net cash used in financing activities	(42)	(38)
Net cash used in operations	(382)	(251)
Effect of foreign exchange rate changes on cash	4	-
Net decrease in cash and cash equivalents	(378)	(251)
Cash and cash equivalents – beginning of period	2,846	1,289
Cash and cash equivalents – end of period	$2,468	$1,038

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$86	$10
Taxes	$31	$29

The accompanying notes are an integral part of these consolidated condensed financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION:

Business

Emerging Vision, Inc. and subsidiaries (collectively, the “Company”) operates one of the largest chains of retail optical stores and one of the largest franchise optical chains in the United States, based upon management’s beliefs, domestic sales and the number of locations of Company-owned and franchised stores (“Retail Stores”).  The Company also targets retail optical stores within the United States and within Canada to become members of its two optical purchasing groups, Combine Buying Group, Inc. (“Combine”) and The Optical Group (“TOG”).  The Company was incorporated under the laws of the State of New York in January 1992 and, in July 1992, purchased substantially all of the assets of Sterling Optical Corp., a New York corporation, then a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code.
b

As of March 31, 2008, there were 155 Retail Stores in operation, consisting of 146 franchised stores, 8 Company-owned stores and 1 Company-owned store being managed by a Franchisee, 856 active members of COM, and 525 active members of TOG.

Principles of Consolidation

The Consolidated Condensed Financial Statements include the accounts of Emerging Vision, Inc. and its operating subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying Consolidated Condensed Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted for complete financial statement presentation.  In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included.  All such adjustments are of a normal recurring nature.  This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Effective January 1, 2008, the Company changed its basis of presentation for its business segments.  For additional information see Note 5 of the Condensed Consolidated Financial Statements.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

Share-Based Compensation

The Company accounts for share-based compensation in accordance with the fair value method provisions of Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.”

Share-based compensation cost of approximately $5,000 and $4,000 is reflected in selling, general and administrative expenses on the accompanying Consolidated Condensed Statements of Income for the three months ended March 31, 2008 and 2007, respectively.  The Company determined the fair value of options and warrants issued using the Black-Scholes option pricing model with the following assumptions:  1 to 2 year expected lives; 10-year expiration period; risk-free interest rate ranging from 4.82% to 4.98%; stock price volatility ranging from 48.00% to 55.00%; with no dividends over the expected life.

There were no common stock option grants to any of the Company’s employees or directors, or warrant grants to any independent consultants during the three months ended March 31, 2008.

Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”  Accordingly, revenues are recorded when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s prices to buyers are fixed or determinable, and collectibility is reasonably assured.

The Company derives its revenues from the following five principal sources:

Optical purchasing group sales – Represents product pricing extended to the Company’s optical purchasing group members associated with the sale of vendor’s eye care products to such members;

Franchise royalties – Represents continuing franchise royalty fees based upon a percentage of the gross revenues generated by each franchised location.  Continuing franchise royalties are based upon a percentage of the gross revenues generated by each franchised location.  To the extent that collectibility of royalties is not reasonably assured, the Company recognizes such revenue when the cash is received;

Retail sales – Company-owned stores – Represents sales from eye care products and related services generated at a Company-owned store;

Membership fees – VisionCare of California – Represents membership fees generated by VisionCare of California, Inc. (“VCC”), a wholly owned subsidiary of the Company, are for optometric services provided to individual patients (members).  A portion of membership fee revenues is deferred when billed and recognized ratably over the one-year term of the membership agreement;

Franchise related fees and other revenues – Represents certain franchise fees collected by the Company under the terms of franchise agreements (including, but not limited to, initial franchise, transfer, renewal and conversion fees).  Initial franchise fees, which are non-refundable, are recognized when the related franchise agreement is signed.  Also represents all other revenues not generated by one of the other five principal sources such as commission income and employee optical sales.

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

Foreign Currency Translation

The financial position and results of operations of TOG were measured using TOG’s local currency (Canadian Dollars) as the functional currency.  Balance sheet accounts are translated from the foreign currency into U.S. Dollars at the period-end rate of exchange.  Income and expenses are translated at the weighted average rates of exchange for the period.  The resulting $24,000 translation gain from the conversion of foreign currency to U.S. Dollars is included as a component of comprehensive income for the three months ended March 31, 2008 and is recorded directly to accumulated comprehensive income within the Consolidated Condensed Balance Sheet as of March 31, 2008.

Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB’s Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109.”  FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  FIN 48 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values.  No such amounts were accrued for as of January 1, 2007.  Additionally, no adjustments related to uncertain tax positions were recognized during the three months ended March 31, 2008 and 2007, respectively.

The Company recognizes interest and penalties related to uncertain tax positions as a reduction of the income tax benefit.  No interest and penalties related to uncertain tax positions were accrued as of March 31, 2008 and 2007, respectively.

The Company operates in multiple tax jurisdictions within the United States of America and Canada.  Although the Company does not believe that the Company is currently under examination in any of the Company major tax jurisdictions, the Company remain subject to examination in all of the Company tax jurisdictions until the applicable statutes of limitation expire.  As of March 31, 2008, a summary of the tax years that remain subject to examination in the Company major tax jurisdictions are:  United States – Federal and State – 2004 and forward.  The Company does not expect to have a material change to unrecognized tax positions within the next twelve months.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of such financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  Significant estimates made by management include, but are not limited to, allowances on franchise, notes and other receivables, costs of current and potential litigation, and the allowance on deferred tax assets

Reclassification

Certain reclassifications have been made to prior year’s consolidated condensed financial statements to conform to the current year presentation.

NOTE 3 – PER SHARE INFORMATION:

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per share of common stock (“Basic EPS”) is computed by dividing the net income by the weighted-average number of shares of common stock outstanding.  Diluted earnings per share of common stock (“Diluted EPS”) is computed by dividing the net income by the weighted-average number of shares of common stock, and dilutive common stock equivalents and convertible securities then outstanding.  SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Consolidated Condensed Statements of Income.  Common stock equivalents totaling 2,872,687 and 1,886,020 were excluded from the computation of Diluted EPS for the three months ended March 31, 2008 and 2007, respectively, as their effect on the computation of Diluted EPS would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

	For the Three Months Ended March 31,
	2008	2007
Numerator:
Net income	$717	$431

Denominator:
Weighted-average common shares outstanding	125,293	70,324
Dilutive effect of stock options and warrants	6,244	48,650
Weighted-average common shares outstanding, assuming dilution	131,537	118,974

Net income per share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.00

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

On August 10, 2007, the Company borrowed $3,609,423 to fund the purchase price payable in connection with the acquisitions of TOG, and borrowed $400,000 for general working capital requirements.  The Credit Facility includes various financial covenants including minimum net worth, maximum funded debt and debt service ratio requirements.  As of March 31, 2008, the Company had outstanding borrowings of $4,356,854 under the Credit Facility, which amount was included in Long-term Debt on the accompanying Consolidated Balance Sheet, was in compliance with the various financial covenants, and had $1,643,146 available under the Credit Facility for future borrowings.

NOTE 5 – SEGMENT REPORTING

Business Segments

Operating segments are organized internally primarily by the type of services provided, and in accordance with SFAS 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company has aggregated similar operating segments into six reportable segments: Optical Purchasing Group Business, Franchise, Company Store, VisionCare of California, Corporate Overhead and Other.

The Optical Purchasing Group Business segment consists of the operations of Combine, acquired in August 2006 and TOG, acquired in August 2007.  Revenues generated by this segment represent the sale of products and services, at discounted pricing, to Combine and TOG members.  The businesses in this segment are able to use their membership count to get better discounts from vendors than a member could obtain on its own.  Expenses include direct costs for such product and services, salaries and related benefits, depreciations and amortization, interest expense on financing these acquisitions, and other overhead.

The Franchise segment consists of 146 franchise locations as of March 31, 2008.  Revenues generated by this segment represent royalties on the total sales of the franchise locations, other franchise related fees such as initial franchise, transfer, renewal and conversion fees, additional royalties in connection with franchise store audits, and interest charged on franchise financing.  Expenses include the salaries and related benefits/expenses of the Company’s franchise field support team, corporate salaries and related benefits, convention related expenses, consulting fees, and other overhead.

The Company Store segment consists of 8 Company-owned retail optical stores as of March 31, 2008.  Revenues generated from such stores is a result of the sales of eye care products and services such as prescription and non-prescription eyeglasses, eyeglass frames, ophthalmic lenses, contact lenses, sunglasses and a broad range of ancillary items.  Expenses include the direct costs for such eye care products, doctor and store staff salaries and related benefits, rent, advertising, and other overhead.

The VisionCare of California (“VCC”) segment consists of optometric services provided to patients (members) of those franchise retail optical stores located in the state of California.  Revenues consist of membership fees generated for such optometric services provided to individual patients (members).  Expenses include salaries and related benefits for the doctors that render such optometric services, and other overhead.

The Corporate Overhead segment consists of expenses not allocated to one of the other segments.  There are no revenues generated by this segment.  Expenses include costs associated with being a publicly traded company (including salaries and related benefits, professional fees, board of director fees, and director and officer insurance), certain Company-owned store overhead not allocated to that segment, other salaries and related benefits, rent, other professional fees, and depreciation and amortization.

The Other segment includes revenues and expenses from other business activities that do not fall within one of the other segments.  Revenues generated by this segment consist of employee optical benefit sales, commission income, and credit card residuals.  Expenses primarily include the direct cost of such employee optical benefit sales, salaries and related benefits, commission expense, and advertising.

Certain business segment information is as follows (in thousands):

	For the Three Months Ended March 31,
	2008	2007
Net Revenues:
Optical Purchasing Group Business	$14,295	$4,325
Franchise	1,801	1,794
Company Store	1,142	1,357
VisionCare of California	843	849
Corporate Overhead	-	-
Other	80	-
Net revenues	$18,161	$8,325
Income (Loss) before Income Tax Benefit:
Optical Purchasing Group Business	$321	$91
Franchise	1,183	1,132
Company Store	(17)	(91)
VisionCare of California	2	9
Corporate Overhead	(917)	(791)
Other	19	-
Income before income tax benefit	$591	$350

Depreciation and Amortization:
Optical Purchasing Group Business	$76	$38
Franchise	28	22
Company Store	19	25
VisionCare of California	6	3
Corporate Overhead	28	22
Other	-	-
Total depreciation and amortization	$157	$110

Interest Expense:
Optical Purchasing Group Business	$92	$55
Franchise	7	5
Company Store	-	-
VisionCare of California	-	-
Corporate Overhead	7	5
Other	-	-
Total interest expense	$106	$65

	As of March 31,
	2008	2007

Total Assets:
Optical Purchasing Group Business	$13,769	$5,447
Franchise	4,944	4,324
Company Store	843	1,203
VisionCare of California	622	684
Corporate Overhead	2,744	1,885
Other	356	-
Total assets	$23,278	$13,543

The following table shows certain unaudited pro forma results of the Company, assuming the Company had acquired TOG at the beginning of the three months ended March 31, 2007 (in thousands):

	For the Three Months Ended March 31,
	2008	2007
Net Revenues:
Optical Purchasing Group Business	$14,295	$14,414
Franchise	1,801	1,794
Company Store	1,142	1,357
VisionCare of California	843	849
Corporate Overhead	-	-
Other	80	-
Net revenues	$18,161	$18,414
Income (Loss) before Income Tax Benefit:
Optical Purchasing Group Business	$321	$284
Franchise	1,183	1,132
Company Store	(17)	(91)
VisionCare of California	2	9
Corporate Overhead	(917)	(791)
Other	19	-
Income before income tax benefit	$591	$543

Depreciation and Amortization:
Optical Purchasing Group Business	$76	$70
Franchise	28	22
Company Store	19	25
VisionCare of California	6	3
Corporate Overhead	28	22
Other	-	-
Total depreciation and amortization	$157	$142

Interest Expense:
Optical Purchasing Group Business	$92	$121
Franchise	7	5
Company Store	-	-
VisionCare of California	-	-
Corporate Overhead	7	5
Other	-	-
Total interest expense	$106	$131

	As of March 31,
	2008	2007
Total Assets:
Optical Purchasing Group Business	$13,769	$12,579
Franchise	4,944	4,324
Company Store	843	1,203
VisionCare of California	622	684
Corporate Overhead	2,744	1,885
Other	356	-
Total assets	$23,278	$20,675

Geographic Information

The Company also does business in two separate geographic areas; the United States and Canada.  Certain geographic information for continuing operations is as follows:

	For the Three Months Ended March 31,
	2008	2007
Net Revenues:
Canada	$10,312	$-
United States	7,849	8,325
Net revenues	$18,161	$8,325

Income before Income Tax Benefit:
Canada	$53	$-
United States	538	350
Income before income tax benefit	$591	$350

The geographic information on Canada includes TOG’s business activity from August 1, 2007, the effective date of the acquisition of TOG.  Canadian revenue is generated strictly from customers based in Canada through operations within the United States.

Additional geographic information is summarized as follows for the three months ended March 31, 2008 (in thousands):

	United States	Canada	Total

Total Assets	$15,418	$7,860	$23,278
Depreciation and Amortization	125	32	157
Goodwill	2,544	1,717	4,261
Intangible Assets	1,098	1,950	3,048
Interest Expense	40	66	106

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

In August 2006, the Company and its subsidiary, Sterling Vision of California, Inc. (“SVC”) filed an action against For Eyes Optical Company (“For Eyes” or “Defendant”) in response to allegations by For Eyes of trademark infringement for Plaintiff’s use of the trademark “Site For Sore Eyes”.  The Company claims, among other things, that (i) there is no likelihood of confusion between the Company’s and Defendant’s mark, and that the Company has not infringed, and is not infringing, Defendant’s mark; (ii) the Company is not bound by that certain settlement agreement, executed in 1981 by a prior owner of the Site For Sore Eyes trademark; and (iii) Defendant’s mark is generic and must be cancelled.  For Eyes, in its Answer, asserted defenses to the Company’s claims, and asserted counterclaims against the Company, including, among others, that (i) the Company has infringed For Eyes’ mark; (ii) the Company wrongfully obtained a trademark registration for its mark and that said registration should be cancelled; and (iii) the acts of the Company constitute a breach of the aforementioned settlement agreement.  For Eyes seeks injunctive relief, cancellation of the Company’s trademark registration, treble monetary damages, payment of any profits made by the Company in respect of the use of such trade name, and costs and attorney fees.  The case is currently in the discovery phase.  The Company has not recorded an accrual for a loss in this action, as the Company does not believe it is probable that the Company will be held liable in respect of Defendant’s counterclaims.

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

Guarantees

As of March 31, 2008, the Company was a guarantor of certain leases of retail optical stores franchised and subleased to its franchisees.  Such guarantees generally expire one year from the month the rent was last paid.  In the event that all of such franchisees defaulted on their respective subleases, the Company would be obligated for aggregate lease obligations of approximately $3,550,000.  The Company continually evaluates the credit-worthiness of its franchisees in order to determine their ability to continue to perform under their respective subleases.  Additionally, in the event that a franchisee defaults under its sublease, the Company has the right to take over operation of the respective location.

Employment Agreements

The Company has an Employment Agreement (“Agreement 1”) with its Chief Executive Officer (“CEO”), which extends through November 2009.  Agreement 1 provides for an annual salary of $275,000 and certain other benefits.  Additionally, as per Agreement 1, the CEO may be eligible for bonus compensation to be determined by the Company’s Board of Directors based on the Company’s previous calendar’s year performance.

Additionally, in connection with the acquisition of COMC, the Company entered into a five-year Employment Agreement (“Agreement 2”) with the existing President of COMC.  Agreement 2 provides for an annual salary of $210,000, certain other benefits, and an annual bonus based upon certain financial targets of Combine.  During the three months ended March 31, 2008 and 2007, a bonus of approximately $10,000 and $21,000, respectively, was accrued for and reflected in accounts payable and accrued expenses on the accompanying Consolidated Condensed Balance Sheets.

NOTE 7 – SUBSEQUENT EVENTS

On May 7, 2008, the Company’s Board of Directors granted an aggregate of 625,000 common stock options to each of the Company’s independent, non-employee directors, all at a grant price of $0.21, which was the closing price on the date of grant.  The stock options vested immediately.  The Company incurred stock-based compensation expense of approximately $39,000.  All of these options expire 10 years from the date of grant.

Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations

This Report contains certain forward-looking statements and information relating to the Company that is based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management.  When used in this Report, the words “anticipate”, “believe”, “estimate”, “expect”, “there can be no assurance”, “may”, “could”, “would”, “might”, “intends” and similar expressions and their negatives, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements.  Such statements reflect the view of the Company at the date they are made with respect to future events, are not guarantees of future performance and are subject to various risks and uncertainties as identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and those described from time to time in previous and future reports filed with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein with the forward-looking statements referred to above and as set forth in the Form 10-Q.  The Company does not intend to update these forward-looking statements for new information, or otherwise, for the occurrence of future events.

In order to more accurately detail our financial information and performance, the Company have made changes to the format of this Form 10-Q and changed our segment reporting.  The Company has simplified our Consolidated Condensed Statements of Income to expand the segment reporting to detail each segment’s revenue and expense.  Management’s discussion and analysis of financial conditions and results of operations concentrates on describing segment performance through the use of new detailed financial tables, which will assist the reader in understanding each business segment and how it relates to the overall performance of the Company.

Segment results for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007

Consolidated Segment Results

Total revenues for the Company increased approximately $9,836,000, or 118.2%, to $18,161,000 for the three months ended March 31, 2008, as compared to $8,325,000 for the three months ended March 31, 2007.  This increase was mainly a result of the acquisition, on August 10, 2007, having an effective date of August 1, 2007, of all of the equity ownership interests in 1725758 Ontario Inc., d/b/a The Optical Group (“TOG”) through the Company’s wholly-owned subsidiary, OG Acquisition, Inc. (“OG”).

Total costs, and selling, general and administrative expenses for the Company increased approximately $9,548,000, or 119.8%, to $17,519,000 for the three months ended March 31, 2008, as compared to $7,971,000 for the three months ended March 31, 2007.  This increase was mainly a result of the acquisition of TOG, as described above.

Optical Purchasing Group Business Segment

	For the Three Months Ended March 31 (in thousands):
	2008	2007	$ Change	% Change
Net Revenues:
Optical purchasing group sales	$14,295	$4,325	$9,970	230.5%
Cost of optical purchasing group sales	13,533	4,003	9,530	238.1%
Gross margin	762	322	440	136.6%
Operating Expenses:
Salaries and related benefits	123	69	54	78.3%
Rent and related overhead	54	28	26	92.9%
Advertising	20	1	19	1,900.0%
Depreciation and amortization	76	38	38	100.0%
Credit card and bank fees	60	22	38	172.7%
Other general and administrative costs	23	21	2	9.5%
Total operating expenses	356	179	177	98.9%
Operating Income	$406	$143	$263	183.9%

This segment consists of the operations of Combine and TOG.  TOG’s activity for the three months ended March 31, 2008, has been included in the Company’s results of operations as of and for the three months ended March 31, 2008.

Optical purchasing group revenues increased $9,970,000, or 230.5%, to $14,295,000 for the three months ended March 31, 2008, as compared to $4,325,000 for the three months ended March 31, 2007.  The increase was a direct result of the acquisition of TOG.  Only the operations of Combine were including in the three months ended March 31, 2007.  Individually, Combine’s revenues decreased $347,000, or 8.0%, to $3,978,000 for the three months ended March 31, 2008, as compared to $4,325,000 for the three months ended March 31, 2007.  This decrease was due to a generally weaker economy during the first quarter of 2008, offset by a slight increase in the total number of active members of Combine.  As of March 31, 2008, there were 856 members, as compared to 853 members as of March 31, 2007.

Costs of optical purchasing group sales increased $9,530,000, or 238.1%, to $13,533,000 for the three months ended March 31, 2008, as compared to $4,003,000 for the three months ended March 31, 2007.  This increase was also a direct result of the TOG acquisition.  Individually, Combine’s cost of sales decreased $317,000, or 7.9%, to $3,686,000 for the three months ended March 31, 2008, as compared to $4,003,000 for the three months ended March 31, 2007.  This decrease was a direct result of, and proportionate to, the revenues decrease described above.

Operating expenses of the optical purchasing group segment increased $177,000, or 98.9%, to $356,000 for the three months ended March 31, 2008, as compared to $179,000 for the three months ended March 31, 2008.  This increase was also a direct result of the TOG acquisition.  Individually, Combine’s operating expenses remained consistent with last year’s expenses, increasing only $1,000, or 0.6%, to $181,000 for the three months ended March 31, 2008, as compared to $180,000 for the three months ended March 31, 2007.

Interest expense related to the optical purchasing group segment increased $37,000, or 67.3%, to $92,000 for the three months ended March 31, 2008, as compared to $55,000 for the three months ended March 31, 2007.  The increase in interest expense was related to the borrowings under the Company’s Credit Facility with Manufacturers and Traders Trust Corporation (“M&T”) to fund the acquisition of TOG.

Franchise Segment

	For the Three Months Ended March 31 (in thousands):
	2008	2007	$ Change	% Change
Net Revenues:
Royalties	$1,651	$1,741	$(90)	(5.2%)
Franchise fees	150	53	97	183.0%
Net revenues	1,801	1,794	7	0.4%
Operating Expenses:
Salaries and related benefits	350	351	(1)	(0.3%)
Rent and related overhead	61	107	(46)	(43.0%)
Professional fees	110	156	(46)	(29.5%)
Trade shows	65	100	(35)	(35.0%)
Bad debt	5	(64)	69	107.8%
Other general and administrative costs	44	27	17	63.0%
Total operating expenses	635	677	(42)	(6.2%)
Operating Income	$1,166	$1,117	$49	4.4%

Franchise royalties decreased approximately $90,000, or 5.2%, to $1,651,000 for the three months ended March 31, 2008, as compared to $1,741,000 for the three months ended March 31, 2007. Management believes this decrease was mainly due to a decrease in royalties generated from franchise store audits of $50,000, which audits were factored over an equivalent sample size of franchise locations for each period audited, as well as a decrease in franchise sales for the stores that were in operation during both of the comparable periods of $391,000, or 1.9%, which led to lower royalties of approximately $31,000.  As of March 31, 2008 and 2007, there were 146 franchised stores in operation.

Other franchise related fees (which includes initial franchise fees, renewal fees and fees related to the transfer of store ownership from one franchisee to another) increased approximately $97,000, or 183.0%, to $150,000 for the three months ended March 31, 2008, as compared to $53,000 for the three months ended March 31, 2008.  This increase was primarily attributable to the Company recognizing franchise fees on 9 new franchise agreement transactions during the three months ended March 31, 2008, as compared to 4 new franchise agreement transactions during the three months ended March 31, 2007.  In the future, other franchise related fees are likely to fluctuate depending on the timing of franchise agreement expirations, new store openings and franchise store transfers.

Operating expenses of the franchise segment decreased approximately $42,000, or 6.2%, to $635,000 for the three months ended March 31, 2008, as compared to $677,000 for the three months ended March 31, 2007.  This decrease was partially a result of decreases to franchise promotions of $35,000 related to expenses for displaying at an optical industry trade show (the event was held in March 2007, as compared to April 2008), rent and related overhead of $46,000 due to reductions of back office expenses such as new phone services (the Company changed to voice-over-IP services in the 4th quarter of 2007), legal fees of $40,000 relating to proactive litigation to enforce franchise agreements during the three months ended March 31,  2007, and franchise store audit related expenses of $15,000 due to the reasons described above in the franchise royalties discussion.  These expenses were offset, in part, by increases in bad debt due to recoveries of $100,000 relating to a litigation settlement during the three months ended March 31, 2007, and management fees of $12,000 as a result of the Site-for-Sore Eyes’ consultants having to manage 3 additional stores during the three months ended March 31, 2008.  Salaries and related benefits remained consistent with last year’s expenses, decreasing only $1,000.

Company Store Segment

	For the Three Months Ended March 31 (in thousands):
	2008	2007	$ Change	% Change
Net Revenues:
Retail sales	$1,142	$1,357	$(215)	(15.8%)
Cost of retail sales	265	317	(52)	(16.4%)
Gross margin	877	1,040	(163)	(15.7%)
Operating Expenses:
Salaries and related benefits	500	563	(63)	(11.2%)
Rent and related overhead	276	351	(75)	(21.4%)
Advertising	68	161	(93)	(57.8%)
Other general and administrative costs	50	56	(6)	(10.7%)
Total operating expenses	894	1,131	(237)	(21.0%)
Operating Loss	$(17)	$(91)	$74	81.3%

Retail sales for the Company store segment decreased approximately $215,000, or 15.8%, to $1,142,000 for the three months ended March 31, 2008, as compared to $1,357,000 for the three months ended March 31, 2007.  This decrease was mainly attributable to fewer Company-owned store locations open during the comparable periods.  As of March 31, 2008, there were 8 Company-owned stores, as compared to 10 Company-owned stores as of March 31, 2007.   On a same store basis (for stores that operated as a Company-owned store during the entirety of both of the three months ended March 31, 2008 and 2007), comparative net sales increased approximately $58,000, or 6.4%, to $970,000 for the three months ended March 31, 2008, as compared to $912,000 for the three months ended March 31, 2007.  Management believes that this increase was a direct result of changes to key personnel during December 2007 (including the Company store management team), which helped improve store operations.  Additionally, the Company added new training procedures, improving selling techniques, while maintaining consistent margins, and continued to implement a new point-of-sale system.

Excluding exam fee revenue from retail sales, the Company-owned store’s gross profit margin increased by 1.6%, to 74.9%, for the three months ended March 31, 2008, as compared to 73.3% for the three months ended March 31, 2007.  Management continues to work to improve the profit margin through increased training at the Company-store level, among other things, and anticipates these changes will result in improvements in the Company’s gross profit margin in the future.  The Company’s gross margin may, however, fluctuate in the future depending upon the extent and timing of changes in the product mix in the Company-owned stores, competitive pricing, and promotional.

Operating expenses of the Company store segment decreased approximately $237,000, or 21.0%, to $894,000 for the three months ended March 31, 2008, as compared to $1,131,000 for the three months ended March 31, 2007.  This increase was mainly a result of having two fewer Company-owned stores in operation during the three months ended March 31, 2008.  Additionally, the Company streamlined certain store payroll coverage in its stores to reduced salaries and related benefits, and enhanced the media plans for each store, which reduced advertising costs on a by-store basis.

Gain on sale of company-owned stores to franchisees related to the sale of a Company-owned store in metro New York and a store in Maryland.  There were no such sales of Company-owned stores during the three months ended March 31, 2007.

VisionCare of California Segment

	For the Three Months Ended March 31 (in thousands):
	2008	2007	$ Change	% Change
Net Revenues:
Membership fees	$843	$849	$(6)	(0.7%)
Operating Expenses:
Salaries and related benefits	783	776	7	0.9%
Rent and related overhead	37	36	1	2.8%
Other general and administrative costs	23	36	(13)	(36.1%)
Total operating expenses	843	848	(5)	(0.6%)
Operating Income	$-	$1	$(1)	n/a

Revenues generated by the Company’s wholly-owned subsidiary, VisionCare of California, Inc. (“VCC”), a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care, decreased approximately $6,000, or 0.7%, to $843,000 for the three months ended March 31, 2008, as compared to $849,000 for the three months ended March 31, 2007.  This decrease was primarily due to a decrease in membership fees generated by VCC during the first quarter of 2008, as well as an indirect result of a decrease in franchise sales for the stores that were in operation in the state of California during both of the comparable periods of $432,000, or 7.3%.

Operating expenses of the VCC segment remained consistent with last year’s expenses, decreasing only $5,000, or 0.6%, to $843,000 for the three months ended March 31, 2008, as compared to $848,000 for the three months ended March 31, 2007.  Operating expenses for the three months ended March 31, 2008 included doctor salaries and related benefits of $720,000, and rent and related overhead of $37,000.

Corporate Overhead Segment

	For the Three Months Ended March 31 (in thousands):
	2008	2007	$ Change	% Change
Operating Expenses:
Salaries and related benefits	600	527	73	13.9%
Rent and related overhead	61	95	(34)	(35.8%)
Professional fees	134	94	40	42.6%
Insurance	88	63	25	39.7%
Other general and administrative costs	49	37	12	32.4%
Total operating expenses	932	816	116	14.2%
Operating Loss	$(932)	$(816)	$(116)	(14.2%)

There were no revenues generated by the corporate overhead segment.

Operating expenses increased approximately $116,000, or 14.2%, to $932,000 for the three months ended March 31, 2008, as compared to $816,000 for the three months ended March 31, 2007.  This increase was partially a result of increases to salaries and related benefits of $73,000 related to increases, in May 2007,  in the Company’s medical and dental insurance premiums (including absorbing the entire increase for VCC), professional fees of $40,000 due, in part, to consulting expenses related to the Company’s Sarbanes-Oxley compliance (a project that was initiated in the 3rd quarter of 2007) and an increase in audit fees due to the acquisition of TOG, and other overhead expenses such as liability insurance of $18,000 (including absorbing the entire increase for VCC) and $8,000 of depreciation and amortization expense related to the Corporate office remodel in the 2nd quarter of 2007.  These expenses were offset, in part, by decreases in rent and related overhead expenses of $34,000 due to the phone changes described above in the Franchise segment discussion, as well as decreases on office expenses such as office supplies and postage.

Other Segment

	For the Three Months Ended March 31 (in thousands):
	2008	2007	$ Change	% Change
Net Revenues:
Commissions	$57	$-	$57	n/a
Other	23	-	23	n/a
Net revenues	80	-	80	n/a
Operating Expenses:
Salaries and related benefits	20	-	20	n/a
Advertising	42	-	42	n/a
Other general and administrative costs	(1)	-	(1)	n/a
Total operating expenses	61	-	61	n/a
Operating Income	$19	$-	$19	n/a

Revenues generated by the other segment include approximately $57,000 of commission income and credit card residuals.  Additionally, there were revenues generated from employee purchases of optical products as defined under the Company’s optical benefit plan.  The Company began generating commission revenues in January 2008 under operations of the Company that do not fall within one of the other operating segments.

Operating expenses of the other segment solely related to the operations that began in January 2008, as described above.

Use of Non-GAAP Performance Indicators

The following section expands on the financial performance of the Company detailing the Company’s EBITDA.  EBITDA is calculated as net earnings before interest, taxes, depreciation and amortization.  The Company refers to EBITDA because it is a widely accepted financial indicator of a company’s ability to service or incur indebtedness.

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

EBITDA Reconciliation

	For the Three Months Ended March 31 (in thousands):
	2008	2007	$ Change	% Change
EBITDA Reconciliation:
Net income	$717	$431	$286	66.4%
Interest	106	65	41	63.1%
Taxes	(126)	(81)	(45)	(55.6%)
Depreciation and amortization	157	110	47	42.7%
EBITDA	$854	$525	$329	62.7%

The Company also incurred other non-cash charges that effected earnings including compensation expenses related to the grant of common stock options and warrants of $5,000 and $4,000 for the three months ended March 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

As of March 31, 2008, the Company had a positive working capital of $1,416,000 and cash on hand of $2,468,000.  During the three months ended March 31, 2008, cash flows used in operating activities were $326,000.  This was principally due to an increase in total Company receivables of $1,707,000 as well as a decrease in accounts payable and accrued expenses of $705,000, offset, in part, by net income of $717,000 and an increase in optical purchasing group payables of $1,471,000.  The Company believes it will continue to improve its operating cash flows through franchisee audits, the addition of new franchise locations, its current and future acquisitions, and new marketing strategies and increased gross margins, among other things, for its Company-owned stores.

For the three months ended March 31, 2008, cash flows used in investing activities were $14,000 due to the purchase of new Company-store lab equipment, offset by proceeds received on certain franchise promissory notes.

For the three months ended March 31, 2008, cash flows used in financing activities were $42,000 due to the repayment of the Company’s related party borrowings and the promissory note payments made to COMC.

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

On August 10, 2007, the Company borrowed $3,609,423 to fund the purchase price payable in connection with the acquisitions of TOG, and borrowed $400,000 for general working capital requirements.  The Credit Facility includes various financial covenants including minimum net worth, maximum funded debt and debt service ratio requirements.  As of March 31, 2008, the Company had outstanding borrowings of $4,356,854 under the Credit Facility, which amount was included in Long-term Debt on the accompanying Consolidated Balance Sheet, was in compliance with the various financial covenants, and had $1,643,146 available under the Credit Facility for future borrowings.

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

The Company does not have any off-balance sheet financing or unconsolidated variable interest entities, with the exception of certain guarantees on leases.  The Company refers the reader to the Notes to the Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report for information regarding the Company’s lease guarantees.

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

Management’s estimate of the allowances on receivables is based on historical sales, historical loss levels, and an analysis of the collectibility of individual accounts.  To the extent that actual bad debts differed from management's estimates by 10 percent, consolidated net income would be an estimated $1,000 and $5,000 higher/lower for the three months ended March 31, 2008, and 2007, respectively, depending upon whether the actual write-offs are greater or less than estimated.

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”  Accordingly, revenues are recorded when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s price to the buyer is fixed or determinable, and collectibility is reasonably assured.  To the extent that collectability of royalties and/or interest on franchise notes is not reasonably assured, the Company recognizes such revenues when the cash is received.  To the extent that revenues that were recognized on a cash basis were recognized on an accrual basis, consolidated net income would be an estimated $83,000 and $34,000 higher for the three months ended March 31, 2008 and 2007, respectively.

Management’s performs an annual impairment analysis to determine the fair value of goodwill and certain intangible assets.  In determining the fair value of such assets, management uses a variety of methods and assumptions including a discounted cash flow analysis along with various qualitative tests.  To the extent that management needed to impair its goodwill or certain intangible assets by 10 percent, consolidated net income would be an estimated $551,000 and $275,000 lower for the three months ended March 31, 2008 and 2007, respectively.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The quarterly report does not include information for Item 3 pursuant to the rules of the Securities and Exchange Commission that permits “smaller reporting companies” to omit such information.

Item 4t.  Controls and Procedures

(a) Disclosure Controls and Procedures

The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) with the participation of the Company’s management (“Management”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  These disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified by the SEC rules and forms, is recorded, processed, summarized and reported, and is communicated to Management, as appropriate, to allow for timely decisions based on the required disclosures.  Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

(b) Changes in Internal Controls over Financial Reporting

There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2008 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

(c) Limitations

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurances that the control system’s objectives will be met.  Additionally, the design of a control system has limitations such as financial restraints and the cost/benefit analysis of improving such systems.  Thus, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1a. Risk Factors

There have been no material changes to the disclosure related to risk factors made in the Company Annual Report on Form 10-K for the year ended December 31, 2007.

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

Dated: May 15, 2008