Form 10-Q
period 2008-06-30
EMERGING VISION INC
filed 2008-08-14
CIK 1002554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
 [X]
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008

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
 Yes __
No X

As of August 14, 2008, there were 125,292,806 outstanding shares of the Issuer’s Common Stock, par value $0.01 per share.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

 EMERGING VISION, INC. AND SUBSIDIARIES  CONSOLIDATED CONDENSED BALANCE SHEETS  (In Thousands, Except Share Data)

 ASSETS
June 30,
December 31,

2008
2007

(unaudited)
(audited)

 Current assets:

 Cash and cash equivalents
$2,074	$2,846

 Franchise receivables, net of allowance of $124 and $147, respectively
1,820	1,842

 Optical purchasing group receivables, net of allowance of $60
7,367	4,840

 Other receivables, net of allowance of $7 and $5, respectively
414	369

 Current portion of franchise notes receivable, net of allowance of $38
228	191

 Inventories, net
409	466

 Prepaid expenses and other current assets
669	447

 Deferred tax assets, current portion
615	600

 Total current assets
13,596	11,601

 Property and equipment, net
1,255	1,496

 Franchise notes receivable
147	121

 Deferred tax asset, net of current portion
1,324	1,074

 Goodwill, net
4,249	4,237

 Intangible assets, net
3,192	3,065

 Other assets
254	271

 Total assets
$24,017	$21,865

 LIABILITIES AND SHAREHOLDERS’ EQUITY

 Current liabilities:

 Accounts payable and accrued liabilities
$4,526	$5,607

 Optical purchasing group payables
6,775	4,486

 Accrual for store closings
268	300

 Short-term debt
23	32

 Related party obligations
399	404

 Total current liabilities
11,991	10,829

 Long-term debt
4,415	4,424

 Related party borrowings, net of current portion
719	770

 Franchise deposits and other liabilities
392	442

 Total liabilities
17,517	16,465

 Commitments and contingencies

 Shareholders' equity:

 Preferred stock, $0.01 par value per share; 5,000,000 shares authorized:  Senior Convertible Preferred Stock, $100,000 liquidation preference per share; 0.74 shares issued and outstanding
74	74

 Common stock, $0.01 par value per share; 150,000,000 shares authorized; 125,475,143 shares issued and 125,292,806 shares outstanding
1,254	1,254

 Treasury stock, at cost, 182,337 shares
(204)	(204)

 Additional paid-in capital
128,017	127,971

 Accumulated comprehensive income
195	165

 Accumulated deficit
(122,836)	(123,860)

 Total shareholders' equity
6,500	5,400

 Total liabilities and shareholders' equity
$24,017	$21,865

The accompanying notes are an integral part of these consolidated condensed financial statements.

 EMERGING VISION, INC. AND SUBSIDIARIES  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)  (In Thousands, Except Per Share Data)

For the Three Months Ended June 30,
For the Six Months Ended June 30,

2008
2007
2008
2007

 Revenues:

 Optical purchasing group sales
$16,367	$4,597	$30,662	$8,922

 Franchise royalties
1,595	1,765	3,246	3,506

 Retail sales – Company-owned stores
954	1,248	2,096	2,605

 Membership fees – VisionCare of California
877	878	1,720	1,727

 Franchise related fees and other revenues
18	75	248	128

 Total revenue
19,811	8,563	37,972	16,888

 Costs and operating expenses:

 Cost of optical purchasing group sales
15,626	4,300	29,159	8,303

 Cost of retail sales
246	364	511	682

 Selling, general and administrative expenses
3,723	3,818	7,444	7,453

 Total costs and operating expenses
19,595	8,482	37,114	16,438

 Operating income
216	81	858	450

 Other income (expense):

 Interest on franchise notes receivable
7	12	14	23

 Gain on sale of company-owned stores to franchisees
-	5	19	5

 Other income
25	12	54	47

 Interest expense
(80)	(44)	(186)	(109)

 Total other income (expense)
(48)	(15)	(99)	(34)

 Income before income tax benefit
168	66	759	416

 Income tax benefit
139	302	265	383

 Net income
307	368	1,024	799

 Comprehensive income:

 Foreign currency translation adjustments
9	-	33	-

 Comprehensive income
$316	$368	$918	$799

 Net income per share:

 Basic
$0.00	$0.01	$0.01	$0.01

 Diluted
$0.00	$0.00	$0.01	$0.01

 Weighted-average number of common shares outstanding:

 Basic
125,293	70,324	125,293	70,324

 Diluted
130,783	127,012	131,175	123,635

The accompanying notes are an integral part of these consolidated condensed financial statements.

 EMERGING VISION, INC. AND SUBSIDIARIES  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)  (Dollars in Thousands)

For the Six Months Ended June 30,

2008
2007

 Cash flows from operating activities:

 Net income
$1,024	$799

 Adjustments to reconcile net income to net cash (used in) provided by operating activities:

 Depreciation and amortization
313	220

 Provision for doubtful accounts
12	(1)

 Deferred tax assets
(265)	(422)

 Gain on the sale of property and equipment
(19)	(5)

 Non-cash compensation charges related to options and warrants
46	73

         Changes in operating assets and liabilities:

 Franchise and other receivables
(42)	(827)

 Optical purchasing group receivables
(2,527)	(936)

 Inventories
4	(33)

 Prepaid expenses and other current assets
(222)	(108)

 Other assets
(7)	182

 Accounts payable and accrued liabilities
(1,081)	562

 Optical purchasing group payables
2,289	771

 Franchise deposits and other liabilities
(82)	(88)

 Net cash (used in) provided by operating activities
(557)	187

 Cash flows from investing activities:

 Proceeds from franchise and other notes receivable
126	74

 Costs associated with enhancing trademark value
(228)	(60)

 Franchise notes receivable issued
(20)	(131)

 Purchases of property and equipment
(21)	(504)

 Net cash used in investing activities
(143)	(621)

 Cash flows from financing activities:

 Borrowings under credit facility
-	350

 Payments on borrowings
(74)	(349)

 Net cash (used in) provided by financing activities
(74)	1

 Net cash used in operations
(774)	(433)

 Effect of foreign exchange rate changes on cash
2	-

 Net decrease in cash and cash equivalents
(772)	(433)

 Cash and cash equivalents – beginning of period
2,846	1,289

 Cash and cash equivalents – end of period
$2,074	$856

 Supplemental disclosures of cash flow information:

 Cash paid during the period for:

 Interest
$158	$25

 Taxes
$32	$29

 Non-cash investing and financing activities:

 Accounts and notes receivable in connection with the sale of two Company-owned stores (inclusive of all inventory and property and equipment)
$169	$-

The accompanying notes are an integral part of these consolidated condensed financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION:

Business

Emerging Vision, Inc. and subsidiaries (collectively, the “Company”) operates one of the largest chains of retail optical stores and one of the largest franchise optical chains in the United States, based upon management’s beliefs, domestic sales and the number of locations of Company-owned and franchised stores (collectively “Retail Stores”).  The Company also targets retail optical stores within the United States and within Canada to become members of its two optical purchasing groups, Combine Buying Group, Inc. (“Combine”) and The Optical Group (“TOG”).  The Company was incorporated under the laws of the State of New York in January 1992 and, in July 1992, purchased substantially all of the assets of Sterling Optical Corp., a New York corporation, then a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code.

As of June 30, 2008, there were 151 Retail Stores in operation, consisting of 142 franchised stores, 8 Company-owned stores and 1 Company-owned store being managed by a franchisee, 852 active members of Combine, and 534 active members of TOG.

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

Effective January 1, 2008, the Company changed its basis of presentation for its business segments.  For additional information see Note 5 of the Consolidated Condensed Financial Statements.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

Share-Based Compensation

The Company accounts for share-based compensation in accordance with the fair value method provisions of Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R,
“Share-Based Payment.”

Share-based compensation cost of approximately $41,000 and $69,000 is reflected in selling, general and administrative expenses on the accompanying Consolidated Condensed Statements of Income for the three months ended
June 30, 2008 and 2007, respectively, and $46,000 and $73,000 for the six months ended June 30, 2008 and 2007, respectively.  The Company determined the fair value of options and warrants issued using the Black-Scholes option pricing model with the following assumptions:  1 to 2 year expected lives; 10-year expiration period; risk-free interest rates ranging from 1.77% to 4.98%; stock price volatilities ranging from 48.00% to 74.00%; with no dividends over the expected life.

On May 7, 2008, the Company’s Compensation Committee granted an aggregate of 625,000 common stock options to certain of the Company’s independent, non-employee directors, all at an exercise price of $0.21, which was the closing price on the date of grant.  The stock options vested immediately.  During the three and six months ended June 30, 2008, the Company incurred a non-cash charge to earnings of approximately $39,000, reflected in selling, general and administrative expenses on the accompanying Consolidated Condensed Statements of Operations representing the fair value of the options.  All of these options expire 10 years from the date of grant.

There were no common stock option grants to any of the Company’s employees, or warrant grants to any independent consultants during the three and six months ended June 30, 2008.

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

Comprehensive Income

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which establishes rules for the reporting of comprehensive income and its components.  Comprehensive income is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners.  The Company’s comprehensive income is comprised of the cumulative translation adjustment arising from the translation of foreign currency denominated financial statements.

Foreign Currency Translation

The financial position and results of operations of TOG were measured using TOG’s local currency (Canadian Dollars) as the functional currency.  Balance sheet accounts are translated from the foreign currency into U.S.
Dollars at the period-end rate of exchange.  Income and expenses are translated at the weighted average rates of exchange for the period.  The resulting $9,000 and $33,000 translation gain from the conversion of foreign currency to U.S. Dollars is included as a component of comprehensive income for the three and six months ended June 30, 2008, respectively, and is recorded directly to accumulated comprehensive income within the Consolidated Condensed
Balance Sheet as of June 30, 2008.

Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB’s Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109.”  FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  FIN 48 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values.  No such amounts were accrued for as of January 1, 2007.  Additionally, no adjustments related to uncertain tax positions were recognized during the three and six months ended June 30, 2008 and 2007, respectively.

The Company recognizes interest and penalties related to uncertain tax positions as a reduction of the income tax benefit.  No interest and penalties related to uncertain tax positions were accrued as of June 30, 2008.

The Company operates in multiple tax jurisdictions within the United States of America and Canada.  Although the Company does not believe that the Company is currently under examination in any of the Company major tax jurisdictions, the Company remains subject to examination in all of the Company’s tax jurisdictions until the applicable statutes of limitation expire.  As of June 30, 2008, a summary of the tax years that remains subject to examination in the Company’s major tax jurisdictions are:  United States – Federal and State – 2004 and forward.  The Company does not expect to have a material change to unrecognized tax positions within the next twelve months.

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
Diluted earnings per share of common stock (“Diluted EPS”) is computed by dividing the net income by the weighted-average number of shares of common stock, and dilutive common stock equivalents and convertible securities then outstanding.  SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Consolidated Condensed Statements of Income.  Common stock equivalents totaling 3,522,687 and
2,030,464 were excluded from the computation of Diluted EPS for the three months ended June 30, 2008 and 2007, respectively, and 3,522,687 and 2,280,464 were excluded for the six months ended June 30, 2008 and 2007, respectively, as their effect on the computation of Diluted EPS would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

For the Three Months Ended June 30,
For the Six Months Ended June 30,

2008
2007
2008
2007

 Numerator:

 Net income (in thousands):
$307	$368	$1,024	$799

 Denominator:

 Weighted-average shares of common stock outstanding
125,293	70,324	125,293	70,324

 Dilutive effect of stock options, warrants and restricted stock
5,490	56,688	5.882	53,312

 Weighted-average shares of common stock outstanding, assuming dilution
130,783	127,012	131,175	123,636

 Net income per share:

 Basic
$0.00	$0.01	$0.01	$0.01

 Diluted
$0.00	$0.00	$0.01	$0.01

NOTE 4 – CREDIT FACILITY:

On August 8, 2007, the Company entered into a Revolving Line of Credit Note and Credit Agreement (the “Credit Agreement”) with M&T, establishing a revolving credit facility (the “Credit Facility”), for aggregate borrowings of up to $6,000,000, to be used for general working capital needs and certain permitted acquisitions.  This Credit Facility replaced the Company’s previous revolving line of credit facility with M&T.  The initial term of the Credit Facility expires in August 2009.  All sums drawn by the Company under the Credit Facility are repayable, interest only, on a monthly basis, commencing on the first day of each month during the term of the Credit Facility, calculated at the variable rate of two hundred seventy five (275) basis points in excess of LIBOR, and all principal drawn by the Company is payable on August 1, 2009.

On August 10, 2007, the Company borrowed $3,609,423 to fund the purchase price payable in connection with the acquisitions of TOG, and borrowed $400,000 for general working capital requirements.  The Credit Facility includes various financial covenants including minimum net worth, maximum funded debt and debt service ratio requirements.  As of June 30, 2008, the Company had outstanding borrowings of $4,356,854 under the Credit Facility, which amount was included in Long-term Debt on the accompanying Consolidated Balance Sheet, was in compliance with the various financial covenants, and had $1,643,146 available under the Credit Facility for future borrowings.

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

The Franchise segment consists of 142 franchise locations as of June 30, 2008.  Revenues generated by this segment represent royalties on the total sales of the franchise locations, other franchise related fees such as initial franchise, transfer, renewal and conversion fees, additional royalties in connection with franchise store audits, and interest charged on franchise financing.  Expenses include the salaries and related benefits/expenses of the
Company’s franchise field support team, corporate salaries and related benefits, convention related expenses, consulting fees, and other overhead.

The Company Store segment consists of 8 Company-owned retail optical stores as of June 30, 2008.  Revenues generated from such stores is a result of the sales of eye care products and services such as prescription and non-prescription eyeglasses, eyeglass frames, ophthalmic lenses, contact lenses, sunglasses and a broad range of ancillary items.  Expenses include the direct costs for such eye care products, doctor and store staff salaries and related benefits, rent, advertising, and other overhead.

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

Certain business segment information is as follows (in thousands):

As of June 30,
As of December 31,

2008
2007

 Total Assets:

      Optical Purchasing Group Business
$14,746	$11,682

      Franchise
4,063	4,507

      Company Store
1,036	1,301

      VisionCare of California
628	568

      Corporate Overhead
3,358	3,731

      Other
186	76

 Total assets
$24,017	$21,865

For the Three Months Ended June 30,
For the Six Months Ended June 30,

2008
2007
2008
2007

 Net Revenues:

      Optical Purchasing Group Business
$16,367	$4,597	$30,662	$8,922

      Franchise
1,605	1,840	3,406	3,634

      Company Store
954	1,248	2,096	2,605

      VisionCare of California
877	878	1,720	1,727

      Corporate Overhead
-	-	-	-

      Other
8	-	88	-

 Net revenues
$19,811	$8,563	$37,972	$16,888

    Income (Loss) before Income Tax Benefit:

      Optical Purchasing Group Business
$319	$95	$640	$186

      Franchise
985	1,005	2,168	2,137

      Company Store
(186)	(175)	(203)	(266)

      VisionCare of California
4	16	6	25

      Corporate Overhead
(898)	(875)	(1,785)	(1,666)

      Other
(56)	-	(67)	-

 Income before income tax benefit
$168	$66	$759	$416

 Depreciation and Amortization:

      Optical Purchasing Group Business
$77	$39	$153	$77

      Franchise
27	20	55	42

      Company Store
16	28	35	53

      VisionCare of California
5	3	11	6

      Corporate Overhead
27	20	55	42

      Other
4	-	4	-

 Total depreciation and amortization
$156	$110	$313	$220

 Interest Expense:

      Optical Purchasing Group Business
$67	$32	$159	$87

      Franchise
-	-	-	-

      Company Store
-	-	-	-

      VisionCare of California
-	-	-	-

      Corporate Overhead
13	12	27	22

      Other
-	-	-	-

 Total interest expense
$80	$44	$186	$109

The following table shows certain unaudited pro forma results of the Company, assuming the Company had acquired TOG at the beginning of the three and six months ended June 30, 2007 (in thousands):

For the Three Months Ended June 30,
For the Six Months Ended June 30,

2008
2007
2008
2007

 Net Revenues:

      Optical Purchasing Group Business
$16,367	$15,937	$30,662	$28,665

      Franchise
1,605	1,840	3,406	3,634

      Company Store
954	1,248	2,096	2,605

      VisionCare of California
877	878	1,720	1,727

      Corporate Overhead
-	-	-	-

      Other
8	-	88	-

 Net revenues
$19,811	$19,903	$37,972	$36,631

    Income (Loss) before Income Tax Benefit:

      Optical Purchasing Group Business
$319	$210	$640	$485

      Franchise
985	1,005	2,168	2,137

      Company Store
(186)	(175)	(203)	(266)

      VisionCare of California
4	16	6	25

      Corporate Overhead
(898)	(875)	(1,785)	(1,666)

      Other
(56)	-	(67)	-

 Income before income tax benefit
$168	$181	$759	$715

 Depreciation and Amortization:

      Optical Purchasing Group Business
$77	$70	$153	$140

      Franchise
27	20	55	42

      Company Store
16	28	35	53

      VisionCare of California
5	3	11	6

      Corporate Overhead
27	20	55	42

      Other
4	-	4	-

 Total depreciation and amortization
$156	$141	$313	$283

 Interest Expense:

      Optical Purchasing Group Business
$67	$84	$159	$206

      Franchise
-	-	-	-

      Company Store
-	-	-	-

      VisionCare of California
-	-	-	-

      Corporate Overhead
13	12	27	22

      Other
-	-	-	-

 Total interest expense
$80	$96	$186	$228

Geographic Information

The Company also does business in two separate geographic areas; the United States and Canada.  Certain geographic information for continuing operations is as follows:

For the Three Months Ended June 30,
For the Six Months Ended June 30,

2008
2007
2008
2007

 Net Revenues:

      Canada
$297	$-	$594	$-

      United States
19,514	8,563	37,378	16,888

 Net revenues
$19,811	$8,563	$37,972	$16,888

 Income before Income Tax Benefit:

      Canada
$49	$-	$98	$-

      United States
119	66	661	416

 Income before income tax benefit
$168	$66	$759	$416

The geographic information on Canada includes TOG’s business activity from August 1, 2007, the effective date of the acquisition of TOG.  Canadian revenue is generated from customer management services performed by TOG on behalf of the Company’s customers in Canada.

Additional geographic information is summarized as follows for the six months ended June 30, 2008 (in thousands):

United States
Canada
Total

 Total Assets
$23,445	$572	$24,017

 Depreciation and Amortization
308	5	313

 Goodwill
4,249	-	4,249

 Intangible Assets
3,192	-	3,192

 Interest Expense
186	-	186

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

In October 2007, Arnot Realty Corporation commenced an action against the Company, in the Supreme Court of the State of New York, Chemung County, alleging, among other things, that the Company had breached its obligations under its guaranty of the lease for the former Sterling Optical store located at Arnot Mall, Horseheads, New York.  In June, 2008, this action was settled.  The terms of the settlement included the payment, by the Company to Arnot
Realty Corporation, of an aggregate sum of $9,000, and the exchange of mutual general releases.

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

In July 2008, Ontario Mills Limited Partnership commenced an action against the Company, in the Supreme Court of the State of California, San Bernardino County, alleging, among other things, that the Company had breached its obligations under its lease for the former Sterling Optical store located in the Ontario Mills Mall, California.  The Company believes that it has a meritorious defense to this action.  As of the date hereof, the Company’s time to answer the complaint has not yet expired.  The Company has not recorded an accrual for a loss in this action, as the Company does not believe it is probable that the Company will be held liable in respect of plaintiff’s claims.

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

Guarantees

As of June 30, 2008, the Company was a guarantor of certain leases of retail optical stores franchised and subleased to its franchisees.  Such guarantees generally expire one year from the month the rent was last paid.  In the event that all of such franchisees defaulted on their respective subleases, the Company would be obligated for aggregate lease obligations of approximately $ 2,599,000.  The Company from time to time evaluates the credit-worthiness of its franchisees in order to determine their ability to continue to perform under their respective subleases.  Additionally, in the event that a franchisee defaults under its sublease, the Company has the right to take over operation of the respective location.

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

Additionally, in connection with the acquisition of Combine Optical Management Corporation (“COMC”), the Company entered into a five-year Employment Agreement (“Agreement 2”) with the existing President of COMC.
Agreement 2 provides for an annual salary of $210,000, certain other benefits, and an annual bonus based upon certain financial targets of Combine.

NOTE 7 – OTHER EVENTS

Upon the recommendation of the Nominating Committee of the Board of Directors of the Company, effective as of April 7, 2008, the Board unanimously elected Mr. Jeffrey Rubin to serve as a director on the Board.  Mr. Rubin’s election filled the sole vacancy on the Board.

On May 23, 2008, the Company’s independent inspector of election, Broadridge Financial Solutions, Inc., certified the voting results of the Company’s 2008 Annual Meeting of Shareholders held on May 23, 2008.  Having received approximately 86.3% of the votes cast, Christopher G. Payan, Jeffrey Rubin and Joel Gold were re-elected to serve as Class II directors of the Company, for a term of two (2) years expiring in 2010.

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

In order to more accurately detail our financial information and performance, the Company has made changes to the format of this Form 10-Q and changed its segment reporting.  The Company has simplified its Consolidated
Condensed Statements of Income to expand the segment reporting to detail each segment’s revenue and expense.  Management’s discussion and analysis of financial conditions and results of operations concentrates on describing segment performance through the use of new detailed financial tables, which will assist the reader in understanding each business segment and how it relates to the overall performance of the Company.

Segment results for the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007

Consolidated Segment Results

Total revenues for the Company increased approximately $11,248,000, or 131.4%, to $19,811,000 for the three months ended June 30, 2008, as compared to $8,563,000 for the three months ended June 30, 2007, and increased approximately $21,084,000, or 124.8%, to $37,972,000 for the six months ended June 30, 2008, as compared to $16,888,000 for the six months ended June 30, 2007.  These increases were mainly a result of the acquisition, on August
10, 2007, having an effective date of August 1, 2007, of all of the equity ownership interests in 1725758 Ontario Inc., d/b/a The Optical Group (“TOG”) through the Company’s wholly-owned subsidiary, OG Acquisition, Inc. (“OG”).

Total costs, and selling, general and administrative expenses for the Company increased approximately $11,113,000, or 131.0%, to $19,595,000 for the three months ended June 30, 2008, as compared to $8,482,000 for the three months ended June 30, 2007, and increased approximately $20,676,000, or 125.8%, to $37,114,000 for the six months ended June 30, 2008, as compared to $16,438,000 for the six months ended June 30, 2007.  These increases were mainly a result of the acquisition of TOG, as described above.

Optical Purchasing Group Business Segment

For the Three Months Ended June 30 (in thousands):

2008
2007
$ Change
% Change

 Net Revenues:

 Optical purchasing group sales
$16,367	$4,597	$11,770	256.0%

 Cost of optical purchasing group sales
15,626	4,300	11,326	263.4%

 Gross margin
741	297	444	149.5%

    Operating Expenses:

 Salaries and related benefits
123	82	41	50.0%

 Rent and related overhead
88	26	62	238.5%

 Depreciation and amortization
76	39	37	94.9%

 Credit card and bank fees
76	22	54	245.5%

 Other general and administrative costs
4	4	-	0.0%

 Total operating expenses
367	173	194	112.1%

 Operating Income
$374	$124	$250	201.6%

For the Six Months Ended June 30 (in thousands):

2008
2007
$ Change
% Change

 Net Revenues:

 Optical purchasing group sales
$30,662	$8,922	$21,740	243.7%

 Cost of optical purchasing group sales
29,159	8,303	20,856	251.2%

 Gross margin
1,503	619	884	142.8%

    Operating Expenses:

 Salaries and related benefits
257	160	97	60.6%

 Rent and related overhead
161	55	106	192.7%

 Depreciation and amortization
153	77	76	98.7%

 Credit card and bank fees
135	44	91	206.8%

 Other general and administrative costs
17	16	1	6.3%

 Total operating expenses
723	352	371	105.4%

 Operating Income
$780	$267	$513	192.1%

This segment consists of the operations of Combine and TOG.  TOG’s activity for the three and six months ended June 30, 2008, has been included in the Company’s results of operations as of and for the three and six months ended June 30, 2008.

Optical purchasing group revenues increased approximately $11,770,000, or 256.0%, to $16,367,000 for the three months ended June 30, 2008, as compared to $4,597,000 for the three months ended June 30, 2007, and increased approximately $21,740,000, or 243.7%, to $30,662,000 for the six months ended June 30, 2008, as compared to $8,922,000 for the six months ended June 30, 2007.  These increases were a direct result of the acquisition of TOG.  Only the operations of Combine were including in the three and six months ended June 30, 2007.  Individually, Combine’s revenues increased approximately $146,000, or 3.2%, to $4,743,000 for the three months ended June 30, 2008, as compared to $4,597,000 for the three months ended June 30, 2007, and decreased approximately $200,000, or 2.2%, to $8,722,000 for the six months ended June 30, 2008, as compared to $8,922,000 for the six months ended June 30,
2007.  This overall decrease was due to a generally weaker economy during the first six months of 2008, as well as by a slight decrease in the total number of active members of Combine.  As of June 30, 2008, there were 852 members, as compared to 855 members as of June 30, 2007.  The increase during the second quarter consisted of a move by certain members towards high end (higher cost) product, as well as increased sunglass sales as compared to the previous year.

Costs of optical purchasing group sales increased approximately $11,326,000, or 263.4%, to $15,626,000 for the three months ended June 30, 2008, as compared to $4,300,000 for the three months ended June 30, 2007, and increased approximately $20,856,000, or 251.2%, to $29,159,000 for the six months ended June 30, 2008, as compared to $8,303,000 for the six months ended June 30, 2007.  These increases were also a direct result of the TOG acquisition.
Individually, Combine’s cost of sales increased approximately $162,000, or 3.8%, to $4,462,000 for the three months ended June 30, 2008, as compared to $4,300,000 for the three months ended June 30, 2007, and decreased approximately $154,000, or 1.9%, to $8,148,000 for the six months ended June 30, 2008, as compared to $8,302,000 for the six months ended June 30, 2007.  These fluctuations were a direct result of, and proportionate to, the revenues fluctuations described above.

Operating expenses of the optical purchasing group segment increased approximately $194,000, or 112.1%, to $367,000 for the three months ended June 30, 2008, as compared to $173,000 for the three months ended June 30, 2007, and increased approximately $371,000, or 105.4%, to $723,000 for the six months ended June 30, 2008, as compared to $352,000 for the six months ended June 30, 2007.  These increases were also a direct result of the TOG acquisition.
Individually, Combine’s operating expenses increased approximately $30,000, or 17.3%, to $203,000 for the three months ended June 30, 2008, as compared to $173,000 for the three months ended June 30, 2007, and increased approximately $31,000, or 8.8%, to $383,000 for the six months ended June 30, 2008, as compared to $352,000 for the six months ended June 30, 2007.

Interest expense related to the optical purchasing group segment increased approximately $35,000, or 110.5%, to $67,000 for the three months ended June 30, 2008, as compared to $32,000 for the three months ended June 30, 2007, and increased approximately $72,000, or 82.8%, to $159,000 for the six months ended June 30, 2008, as compared to $87,000 for the six months ended June 30, 2007.  These increases in interest expense were related to the borrowings under the Company’s Credit Facility with Manufacturers and Traders Trust Corporation (“M&T”) to fund the acquisition of TOG.

Franchise Segment

For the Three Months Ended June 30 (in thousands):

2008
2007
$ Change
% Change

 Net Revenues:

 Royalties
$1,595	$1,765	$(170)	(9.6%)

 Franchise fees
10	75	(65)	(86.7%)

 Net revenues
1,605	1,840	(235)	(12.8%)

    Operating Expenses:

 Salaries and related benefits
287	314	(27)	(8.6%)

 Rent and related overhead
93	104	(11)	(10.6%)

 Professional fees
111	99	12	12.1%

 Trade shows
99	105	(6)	(5.7%)

 Bad debt
5	51	(46)	(90.2%)

 Other general and administrative costs
32	32	-	0.0%

 Total operating expenses
627	705	(78)	(11.1%)

 Operating Income
$978	$1,135	$(157)	(13.8%)

For the Six Months Ended June 30 (in thousands):

2008
2007
$ Change
% Change

 Net Revenues:

 Royalties
$3,246	$3,506	$(260)	(7.4%)

 Franchise fees
160	128	32	25.0%

 Net revenues
3,406	3,634	(228)	(6.3%)

    Operating Expenses:

 Salaries and related benefits
645	665	(20)	(3.0%)

 Rent and related overhead
154	211	(57)	(27.0%)

 Professional fees
221	255	(34)	(13.3%)

 Trade shows
164	187	(23)	(12.3%)

 Other general and administrative costs
86	46	40	87.0%

 Total operating expenses
1,270	1,364	(94)	(6.9%)

 Operating Income
$2,136	$2,270	$(134)	(5.9%)

Franchise royalties decreased approximately $170,000, or 9.6%, to $1,595,000 for the three months ended June 30, 2008, as compared to $1,765,000 for the three months ended June 30, 2007, and decreased approximately $260,000, or 7.4%, to $3,246,000 for the six months ended June 30, 2008, as compared to $3,506,000 for the six months ended June 30, 2007. Management believes these decreases were mainly due to a decrease in royalties generated from franchise store audits of $91,000 and $141,000 for the three and six months ended June 30, 2008, respectively, which audits were factored over an equivalent sample size of franchise locations for each period audited.  Additionally, franchise sales during both of the comparable periods decreased $1,892,000, or 4.3%, which decreased royalty income.  As of June 30, 2008 and 2007, there were 142 and 147 franchised stores in operation, respectively.

Franchise fees (which includes initial franchise fees, renewal fees, conversion fees and store transfer fees) decreased approximately $65,000, or 86.7%, to $10,000 for the three months ended June 30, 2008, as compared to $75,000 for the three months ended June 30, 2007, and increased approximately $32,000, or 25.0%, to $160,000 for the six months ended June 30, 2008, as compared to $128,000 for the six months ended June 30, 2007.  These fluctuations were primarily attributable to 4 franchise agreement renewals ($40,000), 2 independent store conversions ($20,000), and 5 new franchise agreements ($100,000) in 2008, as compared to 2 franchise agreement renewals ($20,000), 2 independent store conversions ($20,000), and 4 new franchise agreements ($83,000) in 2007.  In the future, franchise fees are likely to fluctuate depending on the timing of franchise agreement expirations, new store openings and franchise store transfers.

Operating expenses of the franchise segment decreased approximately $78,000, or 11.1%, to $627,000 for the three months ended June 30, 2008, as compared to $705,000 for the three months ended June 30, 2007, and decreased approximately $94,000, or 6.9%, to $1,270,000 for the six months ended June 30, 2008, as compared to $1,364,000 for the six months ended June 30, 2007.  These decreases were partially a result of decreases to franchise promotions of $23,000 related to expenses for displaying at an optical industry trade show (the event was held in March 2007, as compared to April 2008), rent and related overhead of $57,000 due to reductions of back office expenses such as new phone services (the Company changed to voice-over-IP services in the 4th quarter of 2007), legal fees of $34,000 relating to proactive litigation to enforce franchise agreements during the three months ended March 31,  2007, and franchise store audit related expenses of $10,000 due to the reasons described above in the franchise royalties discussion.  These expenses were offset, in part, by increases in bad debt due to recoveries of $100,000 relating to a litigation settlement during the three months ended March 31, 2007, and management fees of $12,000 as a result of the Site-for-Sore Eyes’ consultants having to manage 4 additional stores during the six months ended June 30, 2008.
Additionally, the franchise segment incurred travel, training, and related costs associated with the installation of the Company’s new Point-of-Sale computer system (initiated March 2008).

Company Store Segment

For the Three Months Ended June 30 (in thousands):

2008
2007
$ Change
% Change

 Net Revenues:

 Retail sales
$954	$1,248	$(294)	(23.6%)

 Cost of retail sales
246	364	(118)	(32.4%)

 Gross margin
708	884	(176)	(19.9%)

    Operating Expenses:

 Salaries and related benefits
480	578	(98)	(17.0%)

 Rent and related overhead
294	352	(58)	(16.5%)

 Advertising
65	139	(74)	(53.2%)

 Other general and administrative costs
62	61	1	1.6%

 Total operating expenses
901	1,130	(229)	(20.3%)

 Operating (Loss) Income
$(193)	$(246)	$53	21.5%

For the Six Months Ended June 30 (in thousands):

2008
2007
$ Change
% Change

 Net Revenues:

 Retail sales
$2,096	$2,605	$(509)	(19.5%)

 Cost of retail sales
511	682	(171)	(25.1%)

 Gross margin
1,585	1,923	(338)	(17.6%)

    Operating Expenses:

 Salaries and related benefits
981	1,141	(160)	(14.0%)

 Rent and related overhead
569	703	(134)	(19.1%)

 Advertising
133	300	(167)	(55.7%)

 Other general and administrative costs
113	118	(5)	(4.2%)

 Total operating expenses
1,796	2,262	(466)	(20.6%)

 Operating (Loss) Income
$(211)	$(339)	$128	37.8%

Retail sales for the Company store segment decreased approximately $294,000, or 23.6%, to $954,000 for the three months ended June 30, 2008, as compared to $1,248,000 for the three months ended June 30, 2007, and decreased approximately $509,000, or 19.5%, to $2,096,000 for the six months ended June 30, 2008, as compared to $2,605,000 for the six months ended June 30, 2007.  These decreases were mainly attributable to fewer Company-owned store locations open during the comparable periods.  As of June 30, 2008, there were 8 Company-owned stores, as compared to 11 Company-owned stores as of June 30, 2007.   On a same store basis (for stores that operated as a
Company-owned store during the entirety of both of the three and six months ended June 30, 2008 and 2007), comparative net sales decreased approximately $136,000, or 14.7%, to $792,000 for the three months ended June 30, 2008, as compared to $928,000 for the three months ended June 30, 2007, and decreased approximately $78,000, or 4.2%, to $1,761,000 for the six months ended June 30, 2008, as compared to $1,839,000 for the six months ended June 30, 2007.
Management believes that these decreases were a direct result of changes to key personnel, mainly Optometrists, during the second quarter of 2008, which led to reduced exam fee revenues.

Excluding exam fee revenue from retail sales, the Company-owned store’s gross profit margin increased by 2.7%, to 69.8%, for the three months ended June 30, 2008, as compared to 67.1% for the three months ended June 30, 2007, and increased by 2.3%, to 72.6% for the six months ended June 30, 2008, as compared to 70.3% for the six months ended June 30, 2007.  Management continues to work to improve the profit margin through increased training at the
Company-store level, among other things, and anticipates these changes will result in improvements in the Company’s gross profit margin in the future.  The Company’s gross margin may, however, fluctuate in the future depending upon the extent and timing of changes in the product mix in the Company-owned stores, competitive pricing, and promotional.

Operating expenses of the Company store segment decreased approximately $229,000, or 20.3%, to $901,000 for the three months ended June 30, 2008, as compared to $1,130,000 for the three months ended June 30, 2007, and decreased approximately $466,000, or 20.6%, to $1,796,000 for the six months ended June 30, 2008, as compared to $2,262,000 for the six months ended June 30, 2007.  These decreases were mainly a result of having three fewer
Company-owned stores in operation during the three and six months ended June 30, 2008.  Additionally, the Company streamlined certain store payroll coverage in its stores to reduced salaries and related benefits, and enhanced the media plans for each store, which reduced advertising costs on a by-store basis.

Gain on sale of company-owned stores to franchisees related to the sale of a Company-owned store in metro New York and a store in Maryland.  There were no such sales of Company-owned stores during the three and six months ended June 30, 2007.

VisionCare of California Segment

For the Three Months Ended June 30 (in thousands):

2008
2007
$ Change
% Change

 Net Revenues:

 Membership fees
$877	$878	$(1)	(0.1%)

    Operating Expenses:

 Salaries and related benefits
812	795	17	2.1%

 Rent and related overhead
35	39	(4)	(10.3%)

 Other general and administrative costs
32	33	(1)	(3.0%)

 Total operating expenses
879	867	12	1.4%

 Operating (Loss) Income
$(2)	$11	$(13)	(118.2%)

For the Six Months Ended June 30 (in thousands):

2008
2007
$ Change
% Change

 Net Revenues:

 Membership fees
$1,720	$1,727	$(7)	(0.4%)

    Operating Expenses:

 Salaries and related benefits
1,594	1,571	23	1.5%

 Rent and related overhead
73	75	(2)	(2.7%)

 Other general and administrative costs
56	69	(13)	(18.8%)

 Total operating expenses
1,723	1,715	8	0.5%

 Operating (Loss) Income
$(3)	$12	$(15)	(125.0%)

Revenues generated by the Company’s wholly-owned subsidiary, VisionCare of California, Inc. (“VCC”), a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care,
decreased approximately $1,000, or 0.1%, to $877,000 for the three months ended June 30, 2008, as compared to $878,000 for the three months ended June 30, 2007, and decreased approximately $7,000, or 0.4%, to $1,720,000 for the six months ended June 30, 2008, as compared to $1,727,000 for the six months ended June 30, 2007.  These decreases were primarily due to a slight decrease in membership fees generated by VCC during the first quarter of 2008, as well as an indirect result of a decrease in franchise sales for the stores that were in operation in the state of California during the three and six months ended June 30, 2008 of $444,000, or 7.8%, and $807,000, or 7.1%, respectively.
These decreases were offset by an increase in the daily membership fee charged by VCC effective June 2008.

Operating expenses of the VCC segment remained consistent with last year’s expenses, increasing only $12,000, or 1.4%, to $879,000 for the three months ended June 30, 2008, as compared to $867,000 for the three months ended June
30, 2007, and increased approximately $8,000, or 0.5%, to $1,723,000 for the six months ended June 30, 2008, as compared to $1,715,000 for the six months ended June 30, 2007.  These increases related to increased doctor salaries and related benefits paid by VCC, which will be offset in future quarters due to the increase in the daily membership fees as discussed above.

Corporate Overhead Segment

For the Three Months Ended June 30 (in thousands):

2008
2007
$ Change
% Change

 Operating Expenses:

 Salaries and related benefits
$538	$581	$(43)	(7.4%)

 Rent and related overhead
60	81	(21)	(25.9%)

 Professional fees
168	140	28	20.0%

 Insurance
38	58	(20)	(34.5%)

 Other general and administrative costs
78	83	(5)	(6.0%)

 Total operating expenses
882	943	(61)	(6.5%)

 Operating (Loss) Income
$(882)	$(943)	$61	6.5%

For the Six Months Ended June 30 (in thousands):

2008
2007
$ Change
% Change

 Operating Expenses:

 Salaries and related benefits
$1,119	$1,109	$10	1.0%

 Rent and related overhead
121	176	(55)	(31.3%)

 Professional fees
302	234	68	29.1%

 Insurance
126	121	5	4.1%

 Other general and administrative costs
127	120	7	5.8%

 Total operating expenses
1,795	1,760	35	2.0%

 Operating Loss
$(1,795)	$(1,760)	$(35)	(2.0%)

There were no revenues generated by the corporate overhead segment.

Operating expenses decreased approximately $61,000, or 6.5%, to $882,000 for the three months ended June 30, 2008, as compared to $943,000 for the three months ended June 30, 2007, and increased approximately $35,000, or 2.0%, to $1,795,000 for the six months ended June 30, 2008, as compared to $1,760,000 for the six months ended June 30, 2007.  The decrease for the three months ended June 30, 2008 was partially a result of decreases to salaries and related benefits of $43,000 related to decreases, in May 2008,  in the Company’s medical and dental insurance premiums, rent and related overhead expenses of $21,000 due to the phone changes described above in the Franchise segment discussion, as well as decreases on office expenses such as office supplies and postage, and compensation expense of $28,000 (the options granted to the directors in the 2nd quarter of 2007 had a higher stock price ($0.47) associated with the date of grant as compared to the options granted in the 2nd quarter of 2008 ($0.21)).  These decreases were offset, in part, by an increase in professional fees of $28,000 due, in part, to consulting expenses related to the
Company’s Sarbanes-Oxley compliance (a project that was initiated in the 3rd quarter of 2007) and an increase in proxy filing expenses (the Company held its annual shareholder meeting in May 2008, as compared to December 2007), and other overhead expenses such as $8,000 of depreciation and amortization expense related to the Corporate office remodel in the 2nd quarter of 2007.

The increase for the six months ended June 30, 2008 was attributable to increases in salaries and related benefits of $30,000 (partially due to the absorbing the entire increase in medical and dental benefits of VCC for the first quarter of 2008), professional fees of $68,000 due, in part, to consulting and proxy filing expenses, depreciation and amortization expenses of $17,000, and compensation expenses of $29,000, all as described above.  These increases were offset, in part, by the decrease of $55,000 to rent and related overhead expenses as described above.

Other Segment

For the Three Months Ended June 30 (in thousands):

2008
2007
$ Change
% Change

 Net Revenues:

 Commissions
$12	$-	$12	n/a

 Other
(4)	-	(4)	n/a

 Net revenues
8	-	8	n/a

    Operating Expenses:

 Salaries and related benefits
12	-	12	n/a

 Advertising
50	-	50	n/a

 Other general and administrative costs
5	-	5	n/a

 Total operating expenses
67	-	67	n/a

 Operating Loss
$(59)	$-	$(59)	n/a

For the Six Months Ended June 30 (in thousands):

2008
2007
$ Change
% Change

 Net Revenues:

 Commissions
$69	$-	$69	n/a

 Other
19	-	19	n/a

 Net revenues
88	-	88	n/a

    Operating Expenses:

 Salaries and related benefits
32	-	32	n/a

 Advertising
92	-	92	n/a

 Other general and administrative costs
13	-	13	n/a

 Total operating expenses
137	-	137	n/a

 Operating Loss
$(49)	$-	$(49)	n/a

Revenues generated by the other segment include approximately $12,000 and $69,000 of commission income and credit card residuals for the three and six months ended June 30, 2008, respectively.  Additionally, there were revenues generated from employee purchases of optical products as defined under the Company’s optical benefit plan.  The Company began generating commission revenues in January 2008 under operations of the Company that do not fall within one of the other operating segments.

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

EBITDA Reconciliation

For the Three Months Ended June 30 (in thousands):

2008
2007
$ Change
% Change

 EBITDA Reconciliation:

 Net income
$307	$368	$(61)	(16.6%)

 Interest
80	44	36	81.8%

 Taxes
(139)	(296)	157	53.0%

 Depreciation and amortization
156	110	46	41.8%

 EBITDA
$404	$226	$178	78.8%

For the Six Months Ended June 30 (in thousands):

2008
2007
$ Change
% Change

 EBITDA Reconciliation:

 Net income
$1,024	$799	$225	28.2%

 Interest
186	109	77	70.6%

 Taxes
(265)	(377)	112	29.7%

 Depreciation and amortization
313	220	93	42.3%

 EBITDA
$1,258	$751	$507	67.5%

The Company also incurred other non-cash charges that effected earnings including compensation expenses related to the grant of common stock options and warrants of $41,000 and $46,000 for the three and six months ended
June 30, 2008, respectively, and $70,000 and $74,000 for the three and six months ended June 30, 2007, respectively.

Liquidity and Capital Resources

As of June 30, 2008, the Company had a positive working capital of $1,605,000 and cash on hand of $2,074,000.  During the six months ended June 30, 2008, cash flows used in operating activities were $557,000.  This was principally due to an increase in optical purchasing group receivables of $2,527,000 due to increased optical purchasing group sales, as well as a decrease in accounts payable and accrued expenses of $1,081,000, and increases in prepaid expenses of $222,000 due to insurance premiums payments. These were offset, in part, by net income of $1,024,000 and an increase in optical purchasing group payables of $2,289,000 for reasons described above.  The Company believes it will continue to improve its operating cash flows through the implementation of the Company’s new Point-of-Sales system to improve the franchise sales reporting process, the addition of new franchise locations, its current and future acquisitions, and continued efficiencies as it related to corporate overhead expenses.

For the six months ended June 30, 2008, cash flows (used in) investing activities were $143,000 due to an increase in intangible assets for legal costs associated with defending one of the Company’s trademarks. And by the purchase of new Company-store lab equipment, offset by proceeds received on certain franchise promissory notes.

For the six months ended June 30, 2008, cash flows used in financing activities were $74,000 due to the repayment of the Company’s related party borrowings and the promissory note payments made to COMC.

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

On August 10, 2007, the Company borrowed $3,609,423 to fund the purchase price payable in connection with the acquisitions of TOG, and borrowed $400,000 for general working capital requirements.  The Credit Facility includes various financial covenants including minimum net worth, maximum funded debt and debt service ratio requirements.  As of June 30, 2008, the Company had outstanding borrowings of $4,356,854 under the Credit Facility, which amount was included in Long-term Debt on the accompanying Consolidated Balance Sheet, was in compliance with the various financial covenants, and had $1,643,146 available under the Credit Facility for future borrowings.

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

Management’s estimate of the allowances on receivables is based on historical sales, historical loss levels, and an analysis of the collectibility of individual accounts.  To the extent that actual bad debts differed from management's estimates by 10 percent, consolidated net income would be an estimated $1,000 and $1,000 higher/lower for the six months ended June 30, 2008, and 2007, respectively, depending upon whether the actual write-offs are greater or less than estimated.

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”  Accordingly, revenues are recorded when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s price to the buyer is fixed or determinable, and collectibility is reasonably assured.  To the extent that collectability of royalties and/or interest on franchise notes is not reasonably assured, the Company recognizes such revenues when the cash is received.  To the extent that revenues that were recognized on a cash basis were recognized on an accrual basis, consolidated net income would be an estimated $112,000 and $111,000 higher for the six months ended June 30, 2008 and 2007, respectively.

Management’s performs an annual impairment analysis to determine the fair value of goodwill and certain intangible assets.  In determining the fair value of such assets, management uses a variety of methods and assumptions including a discounted cash flow analysis along with various qualitative tests.  To the extent that management needed to impair its goodwill or certain intangible assets by 10 percent, consolidated net income would be an estimated
$744,000 and $330,000 lower for the six months ended June 30, 2008 and 2007, respectively.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

This Quarterly Report does not include information for Item 3 pursuant to the rules of the Securities and Exchange Commission (“SEC”) that permits “a smaller reporting company” to omit such information.

Item 4T.  Controls and Procedures

 (a) Disclosure Controls and Procedures

The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) with the participation of the Company’s management (“Management”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  These disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, within the time periods specified by the SEC rules and forms, is recorded, processed, summarized and reported, and is communicated to Management, as appropriate, to allow for timely decisions based on the required disclosures.  Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June
30, 2008.

(b) Changes in Internal Controls over Financial Reporting

There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2008 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In October 2007, Arnot Realty Corporation commenced an action against the Company, in the Supreme Court of the State of New York, Chemung County, alleging, among other things, that the Company had breached its obligations under its guaranty of the lease for the former Sterling Optical store located at Arnot Mall, Horseheads, New York.  In June, 2008, this action was settled.  The terms of the settlement included the payment, by the Company to Arnot
Realty Corporation, of an aggregate sum of $9,000, and the exchange of mutual general releases.

In July 2008, Ontario Mills Limited Partnership commenced an action against the Company, in the Supreme Court of the State of California, San Bernardino County, alleging, among other things, that the Company had breached its obligations under its lease for the former Sterling Optical store located in the Ontario Mills Mall, California.  The Company believes that it has a meritorious defense to this action.  As of the date hereof, the Company’s time to answer the complaint has not yet expired.  The Company has not recorded an accrual for a loss in this action, as the Company does not believe it is probable that the Company will be held liable in respect of plaintiff’s claims.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On May 23, 2008, the Company’s independent inspector of election, Broadridge Financial Solutions, Inc., certified the voting results of the Company’s 2008 Annual Meeting of Shareholders , held on May 23, 2008.  Having received approximately 86.3% of the votes cast, Christopher G. Payan, Jeffrey Rubin and Joel Gold have been re-elected to serve as Class II directors of the Company, for a term of two (2) years expiring in 2010.  Approximately 57.0% of the
Company’s outstanding shares were voted at the meeting.

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

Dated: August 14, 2008