Form 10-Q
period 2008-11-14
EMERGING VISION INC
filed 2008-11-14
CIK 1002554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008
OR
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________

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

As of November 14, 2008, there were 125,292,806 outstanding shares of the Issuer’s Common Stock, par value $0.01 per share.

PART I - FINANCIAL INFORMATION

Item 1.  Item 1. Financial Statements

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands, Except Share Data)
ASSETS	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$1,915	$2,846
Franchise receivables, net of allowance of $119 and $147, respectively	1,909	1,842
Optical purchasing group receivables, net of allowance of $60	6,449	4,840
Other receivables, net of allowance of $6 and $5, respectively	376	369
Current portion of franchise notes receivable, net of allowance of $29 and $38, respectively	116	191
Inventories, net	377	466
Prepaid expenses and other current assets	713	447
Deferred tax assets, current portion	623	600
Total current assets	12,478	11,601

Property and equipment, net	1,267	1,496
Franchise notes receivable	137	121
Deferred tax asset, net of current portion	1,340	1,074
Goodwill	4,115	4,237
Intangible assets, net	3,110	3,065
Other assets	239	271
Total assets	$22,686	$21,865

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,795	$5,607
Optical purchasing group payables	5,711	4,486
Accrual for store closings	212	300
Short-term debt	4,371	32
Related party obligations	105	404
Total current liabilities	15,194	10,829

Long-term debt	54	4,424
Related party borrowings, net of current portion	694	770
Franchise deposits and other liabilities	350	442
Total liabilities	16,292	16,465

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized: Senior Convertible Preferred Stock, $100,000 liquidation preference per share; 0.74 shares issued and outstanding	74	74
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 125,475,143 shares issued and 125,292,806 shares outstanding	1,254	1,254
Treasury stock, at cost, 182,337 shares	(204)	(204)
Additional paid-in capital	128,017	127,971
Accumulated comprehensive (loss) income	(130)	165
Accumulated deficit	(122,617)	(123,860)
Total shareholders' equity	6,394	5,400
Total liabilities and shareholders' equity	$22,686	$21,865

The accompanying notes are an integral part of these consolidated condensed financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) (In Thousands, Except Per Share Data)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues:
Optical purchasing group sales	$15,707	$11,603	$46,369	$20,525
Franchise royalties	1,481	1,632	4,727	5,138
Retail sales – Company-owned stores	966	1,435	3,062	4,040
Membership fees – VisionCare of California	928	889	2,648	2,616
Franchise related fees and other revenues	31	103	279	231
Total revenue	19,113	15,662	57,085	32,550

Costs and operating expenses:
Cost of optical purchasing group sales	14,955	11,088	44,114	19,390
Cost of retail sales	240	436	737	1,119
Selling, general and administrative expenses	3,668	4,330	11,126	11,783
Total costs and operating expenses	18,863	15,854	55,977	32,292

Operating income (loss)	250	(192)	1,108	258

Other income (expense):
Interest on franchise notes receivable	5	6	19	29
Gain on settlement of litigation	-	1,012	-	1,012
Other income	20	194	93	246
Interest expense	(80)	(68)	(266)	(177)
Total other (expense) income	(55)	1,144	(154)	1,110

Income before benefit from (provision for) income taxes	195	952	954	1,368
Benefit from (provision for) income taxes	24	(45)	289	338
Net income	219	907	1,243	1,706

Comprehensive income:
Foreign currency translation adjustments	(325)	(10)	(292)	(10)
Comprehensive (loss) income	$(106)	$897	$951	$1,696

Net income per share:
Basic and diluted	$0.00	$0.01	$0.01	$0.02

Weighted-average number of common shares outstanding:
Basic	125,293	72,169	125,293	70,946
Diluted	129,998	106,546	130,822	102,260

The accompanying notes are an integral part of these consolidated condensed financial statements.
EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in Thousands)
	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,243	$1,706
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	483	345
Provision for doubtful accounts	58	51
Deferred tax benefits	(289)	(361)
Gain on the sale of property and equipment	(59)	(11)
Non-cash compensation charges related to options and warrants	46	104
Changes in operating assets and liabilities:
Franchise and other receivables	(246)	(959)
Settlement receivable	-	(1,062)
Optical purchasing group receivables	(1,609)	(493)
Inventories	89	(64)
Prepaid expenses and other current assets	(266)	(398)
Other assets	32	148
Accounts payable and accrued liabilities	(812)	1,285
Optical purchasing group payables	1,225	245
Franchise deposits and other liabilities	(180)	(49)
Net cash (used in) provided by operating activities	(285)	487

Cash flows from investing activities:
Acquisition of 1725758 Ontario Inc.	-	(3,517)
Proceeds from franchise and other notes receivable	173	251
Costs associated with enhancing trademark value	(371)	-
Franchise notes receivable issued	(20)	(131)
Purchases of property and equipment	(22)	(863)
Net cash used in investing activities	(240)	(4,260)

Cash flows from financing activities:
Borrowings under credit facility	-	4,359
Payments on borrowings	(406)	(389)
Net cash (used in) provided by financing activities	(406)	3,970
Net cash (used in) provided by operations	(931)	197
Cash and cash equivalents – beginning of period	2,846	1,289
Cash and cash equivalents – end of period	$1,915	$1,486

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$224	$43
Taxes	$33	$34

Non-cash investing and financing activities:
Notes receivable in connection with the sale of one Company-owned store (inclusive of all inventory and property and equipment)	$74	$-

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

As of September 30, 2008, there were 146 Retail Stores in operation, consisting of 138 franchised stores, 7 Company-owned stores and 1 Company-owned store being managed by a franchisee, 859 active members of Combine, and 535 active members of TOG.

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

Share-based compensation cost of approximately $31,000 is reflected in selling, general and administrative expenses on the accompanying Consolidated Condensed Statements of Income for the three months ended September 30, 2007, and $46,000 and $105,000 for the nine months ended September 30, 2008 and 2007, respectively.  There was no such expense during the three months ended September 30, 2008.  The Company determined the fair value of options and warrants issued using the Black-Scholes option pricing model with the following assumptions:  1 to 2 year expected lives; 10-year expiration period; risk-free interest rates ranging from 1.77% to 4.98%; stock price volatilities ranging from 48.00% to 74.00%; with no dividends over the expected life.

There were no common stock option grants to any of the Company’s employees, or warrant grants to any independent consultants, during the three or nine months ended September 30, 2008, and no common stock option grants to any members of the Company’s Board of Directors during the three months ended September 30, 2008.

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

Membership fees – VisionCare of California – Represents membership fees generated by VisionCare of California, Inc. (“VCC”), a wholly owned subsidiary of the Company, for optometric services provided to individual patients (members).  A portion of membership fee revenues is deferred when billed and recognized ratably over the one-year term of the membership agreement;

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

Foreign Currency Translation

The financial position and results of operations of TOG were measured using TOG’s local currency (Canadian Dollars) as the functional currency.  Balance sheet accounts are translated from the foreign currency into U.S. Dollars at the period-end rate of exchange.  Income and expenses are translated at the weighted average rates of exchange for the period.  The resulting $325,000 and $292,000 translation loss from the conversion of foreign currency to U.S. Dollars is included as a component of comprehensive loss for the three and nine months ended September 30, 2008, respectively, and is recorded directly to accumulated comprehensive loss within the Consolidated Condensed Balance Sheet as of September 30, 2008.

Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB’s Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109.”  FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  FIN 48 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values.  No such amounts were accrued for as of January 1, 2007.  Additionally, no adjustments related to uncertain tax positions were recognized during the three and nine months ended September 30, 2008 and 2007, respectively.

The Company recognizes interest and penalties related to uncertain tax positions as a reduction of the income tax benefit.  No interest and penalties related to uncertain tax positions were accrued as of September 30, 2008.

The Company operates in multiple tax jurisdictions within the United States of America and Canada.  Although the Company does not believe that the Company is currently under examination in any major tax jurisdiction in which it operates, the Company remains subject to examination in all of those tax jurisdictions until the applicable statutes of limitation expire.  As of September 30, 2008, a summary of the tax years that remains subject to examination in the Company’s major tax jurisdictions are:  United States – Federal and State – 2004 and forward.  The Company does not expect to have a material change to unrecognized tax positions within the next twelve months.

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

NOTE 3 – PER SHARE INFORMATION:

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per share of common stock (“Basic EPS”) is computed by dividing the net income by the weighted-average number of shares of common stock outstanding.  Diluted earnings per share of common stock (“Diluted EPS”) is computed by dividing the net income by the weighted-average number of shares of common stock, and dilutive common stock equivalents and convertible securities then outstanding.  SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Consolidated Condensed Statements of Income.  Common stock equivalents totaling 3,410,187 and 1,777,687 were excluded from the computation of Diluted EPS for the three months ended September 30, 2008 and 2007, respectively, and 3,410,187 and 2,177,687 were excluded for the nine months ended September 30, 2008 and 2007, respectively, as their effect on the computation of Diluted EPS would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income (in thousands):	$219	$907	$1,243	$1,706

Denominator:
Weighted-average shares of common stock outstanding	125,293	72,169	125,293	70,946
Dilutive effect of stock options, warrants and restricted stock	4,705	34,377	5,529	31,314
Weighted-average shares of common stock outstanding, assuming dilution	129,998	106,546	130,822	102,260

Net income per share:
Basic and diluted	$0.00	$0.01	$0.01	$0.02

NOTE 4 – CREDIT FACILITY:

On August 8, 2007, the Company entered into a Revolving Line of Credit Note and Credit Agreement (the “Credit Agreement”) with Manufacturers and Traders Trust Company (“M&T”), establishing a revolving credit facility (the “Credit Facility”), for aggregate borrowings of up to $6,000,000, to be used for general working capital needs and certain permitted acquisitions.  This Credit Facility replaced the Company’s previous revolving line of credit facility with M&T.  The initial term of the Credit Facility expires in August 2009.  Interest on all sums drawn by the Company under the Credit Facility is repayable monthly, commencing on the first day of each month during the term of the Credit Facility.  Interest is calculated at the variable rate of two hundred seventy five (275) basis points in excess of LIBOR, and all principal drawn by the Company is payable on August 1, 2009.

On August 10, 2007, the Company borrowed $3,609,423 to fund the purchase price payable in connection with the acquisitions of TOG, and borrowed $400,000 for general working capital requirements.  The Credit Facility includes various financial covenants including minimum net worth, maximum funded debt and debt service ratio requirements.  As of September 30, 2008, the Company had outstanding borrowings of $4,356,854 under the Credit Facility, which amount was included in Short-term Debt on the accompanying Consolidated Balance Sheet and had $1,643,146 available under the Credit Facility for future borrowings.  As of September 30, 2008, the Company was not in compliance with one of the financial covenants, however, on November 14, 2008, M&T granted the Company a waiver and agreed that such covenant was now in compliance for the period ended September 30, 2008.

NOTE 5 – SEGMENT REPORTING

Business Segments

Operating segments are organized internally primarily by the type of services provided, and in accordance with SFAS 131, “Disclosures About Segments of an Enterprise and Related Information.”  The Company has aggregated similar operating segments into six reportable segments: Optical Purchasing Group Business, Franchise, Company Store, VisionCare of California, Corporate Overhead and Other.

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

The Franchise segment consists of 138 franchise locations as of September 30, 2008.  Revenues generated by this segment represent royalties on the total sales of the franchise locations, other franchise related fees such as initial franchise, transfer, renewal and conversion fees, additional royalties in connection with franchise store audits, and interest charged on franchise financing.  Expenses include the salaries and related benefits/expenses of the Company’s franchise field support team, corporate salaries and related benefits, convention related expenses, consulting fees, and other overhead.

The Company Store segment consists of 7 Company-owned retail optical stores as of September 30, 2008.  Revenues generated from such stores is a result of the sales of eye care products and services such as prescription and non-prescription eyeglasses, eyeglass frames, ophthalmic lenses, contact lenses, sunglasses and a broad range of ancillary items.  Expenses include the direct costs for such eye care products, doctor and store staff salaries and related benefits, rent, advertising, and other overhead.

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

The Other segment includes revenues and expenses from other business activities that do not fall within one of the other segments.  Revenues generated by this segment consist of employee optical benefit sales, commission income, and residual income on credit card processing.  Expenses primarily include the direct cost of such employee optical benefit sales, salaries and related benefits, commission expense, and advertising.

Certain business segment information is as follows (in thousands):

	As of September 30,	As of December 31,
	2008	2007
Total Assets:
Optical Purchasing Group Business	$15,203	$11,682
Franchise	4,153	4,507
Company Store	1,082	1,301
VisionCare of California	701	568
Corporate Overhead	1,486	3,731
Other	61	76
Total assets	$22,686	$21,865

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net Revenues:
Optical Purchasing Group Business	$15,707	$11,603	$46,369	$20,525
Franchise	1,482	1,735	4,889	5,369
Company Store	966	1,435	3,062	4,040
VisionCare of California	928	889	2,648	2,616
Corporate Overhead	-	-	-	-
Other	30	-	117	-
Net revenues	$19,113	$15,662	$57,085	$32,550
Income (Loss) before Income Tax Benefit:
Optical Purchasing Group Business	$341	$243	$981	$430
Franchise	748	2,031	2,916	4,343
Company Store	(128)	(322)	(268)	(671)
VisionCare of California	43	3	48	28
Corporate Overhead	(818)	(1,003)	(2,673)	(2,762)
Other	9	-	(50)	-
Income before income tax benefit	$195	$952	$954	$1,368

Depreciation and Amortization:
Optical Purchasing Group Business	$73	$39	$226	$116
Franchise	35	24	90	66
Company Store	20	32	55	85
VisionCare of California	5	5	16	12
Corporate Overhead	35	24	90	66
Other	2	-	6	-
Total depreciation and amortization	$170	$124	$483	$345

Interest Expense:
Optical Purchasing Group Business	$68	$50	$227	$137
Franchise	-	-	-	-
Company Store	-	-	-	-
VisionCare of California	-	-	-	-
Corporate Overhead	12	18	39	40
Other	-	-	-	-
Total interest expense	$80	$68	$266	$177

The following table shows certain unaudited pro forma results of the Company, assuming the Company had acquired TOG at the beginning of the three and nine months ended September 30, 2007 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net Revenues:
Optical Purchasing Group Business	$15,707	$15,402	$46,369	$44,067
Franchise	1,482	1,735	4,889	5,369
Company Store	966	1,435	3,062	4,040
VisionCare of California	928	889	2,648	2,616
Corporate Overhead	-	-	-	-
Other	30	-	117	-
Net revenues	$19,113	$19,461	$57,085	$56,092
Income (Loss) before Income Tax Benefit:
Optical Purchasing Group Business	$341	$389	$981	$874
Franchise	748	2,031	2,916	4,343
Company Store	(128)	(322)	(268)	(671)
VisionCare of California	43	3	48	28
Corporate Overhead	(818)	(1,003)	(2,673)	(2,762)
Other	9	-	(50)	-
Income before income tax benefit	$195	$1,098	$954	$1,812

Depreciation and Amortization:
Optical Purchasing Group Business	$73	$67	$226	$207
Franchise	35	24	90	66
Company Store	20	32	55	85
VisionCare of California	5	5	16	12
Corporate Overhead	35	24	90	66
Other	2	-	6	-
Total depreciation and amortization	$170	$152	$483	$436

Interest Expense:
Optical Purchasing Group Business	$68	$61	$227	$267
Franchise	-	-	-	-
Company Store	-	-	-	-
VisionCare of California	-	-	-	-
Corporate Overhead	12	18	39	40
Other	-	-	-	-
Total interest expense	$80	$79	$266	$307

Geographic Information

The Company also does business in two separate geographic areas; the United States and Canada.  Certain geographic information for continuing operations is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net Revenues:
United States	$18,816	$15,464	$56,194	$32,352
Canada	297	198	891	198
Net revenues	$19,113	$15,662	$57,085	$32,550

Income (Loss) before Income Tax Benefit:
United States	$203	$929	$864	$1,345
Canada	(8)	23	90	23
Income before income tax benefit	$195	$952	$954	$1,368

The geographic information on Canada includes TOG’s business activity from August 1, 2007, the effective date of the acquisition of TOG.  Canadian revenue is generated from customer management services provided by TOG on behalf of the Company’s optical purchasing group members in Canada.

Additional geographic information is summarized as follows for the nine months ended September 30, 2008 (in thousands):

	United States	Canada	Total

Total Assets	$22,484	$202	$22,686
Depreciation and Amortization	476	7	483
Goodwill	4,115	-	4,115
Intangible Assets	3,110	-	3,110
Interest Expense	266	-	266

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

In February 2008, Sangertown Square, LLC commenced an action against the Company, in the Supreme Court of the State of New York, Onondaga County, alleging, among other things, that the Company had breached its obligations under its lease for the former Sterling Optical store located at Sangertown Square Mall, New York.  In October 2008, this action was settled.  The terms of the settlement included the payment, by the Company to Sangertown Square, LLC, of an aggregate sum of $150,000, and the exchange of mutual general releases.

In July 2008, Ontario Mills Limited Partnership commenced an action against, among others, the Company, in the Supreme Court of the State of California, San Bernardino County, alleging, among other things, that the Company had breached its obligations under its guaranty of the lease for the former Sterling Optical store located in the Ontario Mills Mall, California.  In or about October 2008, Ontario Mills Limited Partnership made a motion with the court to dismiss the case against the Company.  This motion is currently pending.

In September 2008, Pyramid Mall of Glen Falls Newco, LLC commenced an action against the Company and its subsidiary Sterling Vision of Aviation Mall, Inc., in the Supreme Court of the State of New York, Onondaga County, alleging, among other things, that the Company had breached its obligations under its lease for the former Sterling Optical store located at Aviation Mall, New York.  The Company believes that it has a meritorious defense to such action.  As of the date hereof, these proceedings were in the discovery stage.  Although the Company has recorded an accrual for probable losses in the event that the Company shall be held liable in respect of plaintiff’s claims, the Company does not believe that any such loss is reasonably possible, or, if there is a loss, the Company does not believe that it is reasonably possible that such loss would exceed the amount recorded.

In October 2008, Crossgates Mall Company Newco, LLC commenced an action against the Company, in the Supreme Court of the State of New York, Onondaga County, alleging, among other things, that the Company had breached its obligations under its lease for the former Sterling Optical store located at Crossgates Mall, New York.  The Company believes that it has a meritorious defense to such action.  As of the date hereof, these proceedings were in the discovery stage.  Although the Company has recorded an accrual for probable losses in the event that the Company shall be held liable in respect of plaintiff’s claims, the Company does not believe that any such loss is reasonably possible, or, if there is a loss, the Company does not believe that it is reasonably possible that such loss would exceed the amount recorded.

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

Guarantees

As of September 30, 2008, the Company was a guarantor of certain leases of retail optical stores franchised and subleased to its franchisees.  Such guarantees generally expire one year from the month the rent was last paid.  In the event that all of such franchisees defaulted on their respective subleases, the Company would be obligated for aggregate lease obligations of approximately $2,465,000.  The Company from time to time evaluates the credit-worthiness of its franchisees in order to determine their ability to continue to perform under their respective subleases.  Additionally, in the event that a franchisee defaults under its sublease, the Company has the right to take over operation of the respective location.

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

Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations

This Quarterly Report, as of and for the three and nine months ended September 30, 2008, (the “Report”) contains certain forward-looking statements and information relating to the Company that is based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management.  When used in this Report, the words “anticipate”, “believe”, “estimate”, “expect”, “there can be no assurance”, “may”, “could”, “would”, “might”, “intends” and similar expressions and their negatives, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements.  Such statements reflect the view of the Company at the date they are made with respect to future events, are not guarantees of future performance and are subject to various risks and uncertainties as identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and those described from time to time in previous and future reports filed with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein with the forward-looking statements referred to above and as set forth in this Report.  The Company does not intend to update these forward-looking statements for new information, or otherwise, for the occurrence of future events.

In order to more accurately detail our financial information and performance, the Company has made changes to the format of this Report and changed its segment reporting.  The Company has simplified its Consolidated Condensed Statements of Income to expand the segment reporting to detail each segment’s revenue and expense.  Management’s discussion and analysis of financial conditions and results of operations concentrates on describing segment performance through the use of new detailed financial tables, which will assist the reader in understanding each business segment and how it relates to the overall performance of the Company.

Segment results for the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007

Consolidated Segment Results

Total revenues for the Company increased approximately $3,451,000, or 22.0%, to $19,113,000 for the three months ended September 30, 2008, as compared to $15,662,000 for the three months ended September 30, 2007, and increased approximately $24,535,000, or 75.4%, to $57,085,000 for the nine months ended September 30, 2008, as compared to $32,550,000 for the nine months ended September 30, 2007.  These increases were mainly a result of the acquisition, on August 10, 2007, having an effective date of August 1, 2007, of all of the equity ownership interests in 1725758 Ontario Inc., d/b/a The Optical Group (“TOG”) through the Company’s wholly-owned subsidiary, OG Acquisition, Inc. (“OG”), which was offset, in part, by a 14 store decrease in the total number of franchise and company store locations open as of September 30, 2008 as compared to September 30, 2007.  This decrease led to reduced franchise royalties and retail sales from Company-owned stores.

Total costs, and selling, general and administrative expenses for the Company increased approximately $3,009,000, or 19.0%, to $18,863,000 for the three months ended September 30, 2008, as compared to $15,854,000 for the three months ended September 30, 2007, and increased approximately $23,685,000, or 73.3%, to $55,977,000 for the nine months ended September 30, 2008, as compared to $32,292,000 for the nine months ended September 30, 2007.  These increases were mainly a result of the acquisition of TOG, as described above, offset, in part, by a decrease in Company-owned stores in operation for the comparable periods (an average of 8.5 in operation during the nine months ended September 30, 2008 as compared to an average of 10.75 in operation during the comparable period in 2007).

Optical Purchasing Group Business Segment

	For the Three Months Ended September 30 (in thousands):
	2008	2007	$ Change	% Change
Net Revenues:
Optical purchasing group sales	$15,707	$11,603	$4,104	35.4%
Cost of optical purchasing group sales	14,955	11,088	3,867	34.9%
Gross margin	752	515	237	46.0%
Selling, General and Administrative Expenses:
Salaries and related benefits	133	96	37	38.5%
Rent and related overhead	33	40	(7)	(17.5%)
Depreciation and amortization	73	39	34	87.2%
Credit card and bank fees	79	40	39	97.5%
Other general and administrative costs	34	11	23	209.1%
Total selling, general and administrative expenses	352	226	126	55.8%
Operating Income	400	289	111	38.4%

Other Income (Expense):
Other income	9	4	5	125.0%
Interest expense	(68)	(50)	(18)	(36.0%)
Total other expense	(59)	(46)	(13)	(28.3%)
Income before income tax benefit	$341	$243	$98	40.3%

	For the Nine Months Ended September 30 (in thousands):
	2008	2007	$ Change	% Change
Net Revenues:
Optical purchasing group sales	$46,369	$20,525	$25,844	125.9%
Cost of optical purchasing group sales	44,114	19,390	24,724	127.5%
Gross margin	2,255	1,135	1,120	98.7%
Selling, General and Administrative Expenses:
Salaries and related benefits	390	256	134	52.3%
Rent and related overhead	194	95	99	104.2%
Depreciation and amortization	226	116	110	94.8%
Credit card and bank fees	214	84	130	154.8%
Other general and administrative costs	51	27	24	88.9%
Total selling, general and administrative expenses	1,075	578	497	86.0%
Operating Income	1,180	557	623	111.8%

Other Income (Expense):
Other income	28	10	18	180.0%
Interest expense	(227)	(137)	(90)	(65.7%)
Total other expense	(199)	(127)	(72)	(56.7%)
Income before income tax benefit	$981	$430	$551	128.1%

This segment consists of the operations of Combine and TOG.  TOG’s activity for the period August 1, 2007 through September 30, 2007 has been included in the Company’s results of operations as of and for the three and nine months ended September 30, 2007.

Optical purchasing group revenues increased approximately $4,104,000, or 35.4%, to $15,707,000 for the three months ended September 30, 2008, as compared to $11,603,000 for the three months ended September 30, 2007, and increased approximately $25,844,000 or 125.9%, to $46,369,000 for the nine months ended September 30, 2008, as compared to $20,525,000 for the nine months ended September 30, 2007.  These increases were a direct result of the acquisition of TOG.  Only two months of the operations of TOG were including in the three and nine months ended September 30, 2007.  Individually, Combine’s revenues decreased approximately $1,000, or 0.0%, to $4,239,000 for the three months ended September 30, 2008, as compared to $4,240,000 for the three months ended September 30, 2007, and decreased approximately $201,000, or 1.5%, to $12,961,000 for the nine months ended September 30, 2008, as compared to $13,162,000 for the nine months ended September 30, 2007.  These decreases were due to a generally weaker economy during 2008, offset by a slight increase in the total number of active members of Combine.  As of September 30, 2008, there were 859 active members, as compared to 857 active members as of September 30, 2007.

Costs of optical purchasing group sales increased approximately $3,867,000, or 34.9%, to $14,955,000 for the three months ended September 30, 2008, as compared to $11,088,000 for the three months ended September 30, 2007, and increased approximately $24,724,000, or 127.5%, to $44,114,000 for the nine months ended September 30, 2008, as compared to $19,390,000 for the nine months ended September 30, 2007.  These increases were also a direct result of the TOG acquisition.  Individually, Combine’s cost of sales increased approximately $10,000, or 0.3%, to $3,997,000 for the three months ended September 30, 2008, as compared to $3,987,000 for the three months ended September 30, 2007, and decreased approximately $145,000, or 1.2%, to $12,145,000 for the nine months ended September 30, 2008, as compared to $12,290,000 for the nine months ended September 30, 2007.  These fluctuations were a direct result of, and proportionate to, the revenue fluctuations described above.

Operating expenses of the optical purchasing group segment increased approximately $126,000, or 55.8%, to $352,000 for the three months ended September 30, 2008, as compared to $226,000 for the three months ended September 30, 2007, and increased approximately $497,000, or 86.0%, to $1,075,000 for the nine months ended September 30, 2008, as compared to $578,000 for the nine months ended September 30, 2007.  These increases were also a direct result of the TOG acquisition.  Individually, Combine’s operating expenses increased approximately $18,000, or 10.7%, to $186,000 for the three months ended September 30, 2008, as compared to $168,000 for the three months ended September 30, 2007, and increased approximately $49,000, or 9.4%, to $569,000 for the nine months ended September 30, 2008, as compared to $520,000 for the nine months ended September 30, 2007.

Interest expense related to the optical purchasing group segment increased approximately $18,000, or 36.0%, to $68,000 for the three months ended September 30, 2008, as compared to $50,000 for the three months ended September 30, 2007, and increased approximately $90,000, or 65.7%, to $227,000 for the nine months ended September 30, 2008, as compared to $137,000 for the nine months ended September 30, 2007.  These increases in interest expense were related to the borrowings under the Company’s Credit Facility with Manufacturers and Traders Trust Corporation (“M&T”) to fund the acquisition of TOG.

Franchise Segment

	For the Three Months Ended September 30 (in thousands):
	2008	2007	$ Change	% Change
Net Revenues:
Royalties	$1,481	$1,632	$(151)	(9.3%)
Franchise fees	1	103	(102)	(99.0%)
Net revenues	1,482	1,735	(253)	(14.6%)
Selling, General and Administrative Expenses:
Salaries and related benefits	264	305	(41)	(13.4%)
Professional fees	165	147	18	12.2%
Trade shows	123	103	20	19.4%
Rent and related overhead	77	104	(27)	(26.0%)
Bad debt	39	49	(10)	(20.4%)
Other general and administrative costs	88	29	59	203.4%
Total selling, general and administrative expenses	756	737	19	2.6%
Operating Income	726	998	(272)	(27.3%)

Other Income (Expense):
Interest on franchise notes receivable	5	6	(1)	(16.7%)
Other income	17	15	2	13.3%
Gain on settlement of litigation	-	1,012	(1,012)	n/a
Total operating income	22	1,033	(1,011)	(97.9%)
Income before income tax benefit	$748	$2,031	$(1,283)	(63.2%)

	For the Nine Months Ended September 30 (in thousands):
	2008	2007	$ Change	% Change
Net Revenues:
Royalties	$4,728	$5,138	$(410)	(8.0%)
Franchise fees	161	231	(70)	(30.3%)
Net revenues	4,889	5,369	(480)	(8.9%)
Selling, General and Administrative Expenses:
Salaries and related benefits	841	902	(61)	(6.8%)
Professional fees	386	402	(16)	(4.0%)
Trade shows	282	290	(8)	(2.8%)
Rent and related overhead	231	314	(83)	(26.4%)
Other general and administrative costs	285	193	92	47.7%
Total selling, general and administrative expenses	2,025	2,101	(76)	(3.6%)
Operating Income	2,864	3,268	(404)	(12.4%)

Other Income (Expense):
Interest on franchise notes receivable	19	29	(10)	(34.5%)
Other income	33	34	(1)	(2.9%)
Gain on settlement of litigation	-	1,012	(1,012)	n/a
Total operating income	52	1,075	(1,023)	(95.2%)
Income before income tax benefit	$2,916	$4,343	$(1,427)	(32.9%)

Franchise royalties decreased approximately $151,000, or 9.3%, to $1,481,000 for the three months ended September 30, 2008, as compared to $1,632,000 for the three months ended September 30, 2007, and decreased approximately $410,000, or 8.0%, to $4,728,000 for the nine months ended September 30, 2008, as compared to $5,138,000 for the nine months ended September 30, 2007. Management believes these decreases were due to current economic conditions, and a decrease in royalties generated from franchise store audits of $140,000 for the nine months ended September 30, 2008, which audits were conducted over an equivalent sample size of franchise locations for each period audited.  Additionally, franchise sales during both of the comparable periods decreased $3,124,000, or 4.8%, which has led to a decrease royalty income.  As of September 30, 2008 and 2007, there were 138 and 147 franchised stores in operation, respectively.

Franchise fees (which includes initial franchise fees, renewal fees, conversion fees and store transfer fees) decreased approximately $102,000, or 99.0%, to $1,000 for the three months ended September 30, 2008, as compared to $103,000 for the three months ended September 30, 2007, and decreased approximately $70,000, or 30.3%, to $161,000 for the nine months ended September 30, 2008, as compared to $231,000 for the nine months ended September 30, 2007.  These fluctuations were primarily attributable to 4 franchise agreement renewals ($40,000), 3 independent store conversions ($21,000), and 5 new franchise agreements ($100,000) in 2008, as compared to 2 franchise agreement renewals ($25,000), 5 independent store conversions ($50,000), and 8 new franchise agreements ($161,000) in 2007.  In the future, franchise fees are likely to fluctuate depending on the timing of franchise agreement expirations, new store openings and franchise store transfers.

Operating expenses of the franchise segment increased approximately $19,000, or 2.6%, to $756,000 for the three months ended September 30, 2008, as compared to $737,000 for the three months ended September 30, 2007, and decreased approximately $76,000, or 3.6%, to $2,025,000 for the nine months ended September 30, 2008, as compared to $2,101,000 for the nine months ended September 30, 2007.  These decreases were partially a result of decreases to franchise promotions of $67,000 related to expenses for displaying at an optical industry trade show, rent and related overhead of $83,000 due to reductions of back office expenses such as new phone services (the Company changed to voice-over-IP services in the 4th quarter of 2007), legal fees of $104,000 relating to proactive litigation to enforce franchise agreements during the three months ended March 31,  2007, and salaries and related benefits of $61,000 partially due to a decrease in medical and dental insurance premiums in May 2008.  These decreases were offset, in part, by increases in bad debt due to recoveries of $100,000 relating to a litigation settlement during the three months ended March 31, 2007, and management fees of $13,000 as a result of the Site-for-Sore Eyes’ consultants having to manage, on average, 4 additional stores during the nine months ended September 30, 2008.  Additionally, the franchise segment incurred travel, training, and related costs associated with the installation of the Company’s new Point-of-Sale computer system (initiated March 2008).

Company Store Segment

	For the Three Months Ended September 30 (in thousands):
	2008	2007	$ Change	% Change
Net Revenues:
Retail sales	$966	$1,435	$(469)	(32.7%)
Cost of retail sales	240	436	196	45.0%
Gross margin	726	999	(273)	(27.3%)
Selling, General and Administrative Expenses:
Salaries and related benefits	422	627	(205)	(32.7%)
Rent and related overhead	308	392	(84)	(21.4%)
Advertising	78	234	(156)	(66.7%)
Other general and administrative costs	46	68	(22)	(32.4%)
Total selling, general and administrative expenses	854	1,321	(467)	(35.4%)
Operating (Loss) Income	$(128)	$(322)	$194	60.2%

	For the Nine Months Ended September 30 (in thousands):
	2008	2007	$ Change	% Change
Net Revenues:
Retail sales	$3,062	$4,040	$(978)	(24.2%)
Cost of retail sales	737	1,119	(382)	(34.1%)
Gross margin	2,325	2,921	(596)	(20.4%)
Selling, General and Administrative Expenses:
Salaries and related benefits	1,340	1,768	(428)	(24.2%)
Rent and related overhead	882	1,095	(213)	(19.5%)
Advertising	211	534	(323)	(60.1%)
Other general and administrative costs	160	195	(35)	(17.9%)
Total selling, general and administrative expenses	2,593	3,592	(999)	(27.8%)
Operating (Loss) Income	$(268)	$(671)	$403	60.1%

Retail sales for the Company store segment decreased approximately $469,000, or 32.7%, to $966,000 for the three months ended September 30, 2008, as compared to $1,435,000 for the three months ended September 30, 2007, and decreased approximately $978,000, or 24.2%, to $3,062,000 for the nine months ended September 30, 2008, as compared to $4,040,000 for the nine months ended September 30, 2007.  These decreases were mainly attributable to fewer Company-owned store locations open during the comparable periods.  As of September 30, 2008, there were 7 Company-owned stores, as compared to 12 Company-owned stores as of September 30, 2007.  Over the last 12 months, the Company has closed 3 Company-owned locations and franchised 2 others that were part of the store count as of September 30, 2008.  Those 5 stores generated $488,000 for the three months ended September 30, 2007, as compared to $133,000 for the three months ended September 30, 2008, and generated $1,254,000 for the nine months ended September 30, 2007, as compared to $461,000 for the nine months ended September 30, 2008.   On a same store basis (for stores that operated as a Company-owned store during the entirety of both of the three and nine months ended September 30, 2008 and 2007), comparative net sales decreased approximately $114,000, or 12.0%, to $833,000 for the three months ended September 30, 2008, as compared to $947,000 for the three months ended September 30, 2007, and decreased approximately $185,000, or 6.6%, to $2,601,000 for the nine months ended September 30, 2008, as compared to $2,786,000 for the nine months ended September 30, 2007.  Management believes that these decreases were a direct result of current economic conditions, and changes to key personnel, mainly optometrists, during the second quarter of 2008, which led to reduced exam fee revenues.

The Company-owned store’s gross profit margin, which calculation does not include the exam fee revenues of $138,000 and $186,000 for the three months ended September 30, 2008 and 2007, respectively, and $396,000 and $492,000 for the nine months ended September 30, 2008 and 2007, respectively, generated by such Company-owned stores, increased by 5.2%, to 70.3%, for the three months ended September 30, 2008, as compared to 65.1% for the three months ended September 30, 2007, and increased by 3.4%, to 71.9% for the nine months ended September 30, 2008, as compared to 68.5% for the nine months ended September 30, 2007.  Management continues to work to improve the profit margin through increased training at the Company-store level, among other things, and anticipates these changes will result in improvements in the Company’s gross profit margin in the future.  The Company’s gross margin may, however, fluctuate in the future depending upon the extent and timing of changes in the product mix in the Company-owned stores, competitive pricing, and promotional.

Operating expenses of the Company store segment decreased approximately $467,000, or 35.4%, to $854,000 for the three months ended September 30, 2008, as compared to $1,321,000 for the three months ended September 30, 2007, and decreased approximately $999,000, or 27.8%, to $2,593,000 for the nine months ended September 30, 2008, as compared to $3,592,000 for the nine months ended September 30, 2007.  These decreases were mainly a result of having three fewer Company-owned stores in operation during the three and nine months ended September 30, 2008.  Additionally, the Company streamlined certain store payroll coverage in its stores to reduced salaries and related benefits, and enhanced the media plans for each store, which reduced advertising costs on a by-store basis.

VisionCare of California Segment

	For the Three Months Ended September 30 (in thousands):
	2008	2007	$ Change	% Change
Net Revenues:
Membership fees	$928	$889	$39	4.4%
Selling, General and Administrative Expenses:
Salaries and related benefits	804	817	(13)	(1.6%)
Rent and related overhead	36	39	(3)	(7.7%)
Other general and administrative costs	43	34	9	26.5%
Total selling, general and administrative expenses	883	890	(7)	(0.8%)
Operating Income (Loss)	45	(1)	46	4600.0%

Other Income (Expense):
Other income	(2)	4	(6)	(150.0%)
Total other (expense) income	(2)	4	(6)	(150.0%)
Income before income tax benefit	$43	$3	$40	1333.3%

	For the Nine Months Ended September 30 (in thousands):
	2008	2007	$ Change	% Change
Net Revenues:
Membership fees	$2,648	$2,616	$32	1.2%
Selling, General and Administrative Expenses:
Salaries and related benefits	2,387	2,375	12	0.5%
Rent and related overhead	109	114	(5)	(4.4%)
Other general and administrative costs	110	116	(6)	(5.1%)
Total selling, general and administrative expenses	2,606	2,605	1	0.0%
Operating Income	42	11	31	281.8%

Other Income (Expense):
Other income	6	17	(11)	(64.7%)
Total other income	6	17	(11)	(64.7%)
Income before income tax benefit	$48	$28	$20	71.4%

Revenues generated by the Company’s wholly-owned subsidiary, VisionCare of California, Inc. (“VCC”), a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care, increased approximately $39,000, or 4.4%, to $928,000 for the three months ended September 30, 2008, as compared to $889,000 for the three months ended September 30, 2007, and increased approximately $32,000, or 1.2%, to $2,648,000 for the nine months ended September 30, 2008, as compared to $2,616,000 for the nine months ended September 30, 2007.  These increases were related to an increase in the daily membership fee charged by VCC effective June 2008.

Operating expenses of the VCC segment remained consistent with last year’s expenses, decreasing only $7,000, or 0.8%, to $883,000 for the three months ended September 30, 2008, as compared to $890,000 for the three months ended September 30, 2007, and increased approximately $1,000, or 0.0%, to $2,606,000 for the nine months ended September 30, 2008, as compared to $2,605,000 for the nine months ended September 30, 2007.  These increases related to increased doctor salaries and related benefits paid by VCC, which will be offset in future quarters due to the increase in the daily membership fees as discussed above.

Corporate Overhead Segment

	For the Three Months Ended September 30 (in thousands):
	2008	2007	$ Change	% Change
Selling, General and Administrative Expenses:
Salaries and related benefits	$534	$620	$(86)	(13.8%)
Professional fees	134	131	3	2.3%
Insurance	66	64	2	3.1%
Rent and related overhead	(29)	89	(118)	(132.6%)
Other general and administrative costs	97	252	(155)	(61.5%)
Total selling, general and administrative expenses	802	1,156	(354)	(30.6%)
Operating Loss	(802)	(1,156)	354	30.6%

Other Income (Expense):
Other (expense) income	(4)	171	(175)	(102.3%)
Interest expense	(12)	(18)	6	(33.3%)
Total other (expense) income	(16)	153	(169)	(110.5%)
Loss before income tax benefit	$(818)	$(1,003)	$185	18.4%

	For the Nine Months Ended September 30 (in thousands):
	2008	2007	$ Change	% Change
Selling, General and Administrative Expenses:
Salaries and related benefits	$1,657	$1,637	$20	1.2%
Professional fees	436	365	71	19.5%
Insurance	193	185	8	4.3%
Rent and related overhead	92	265	(173)	(65.3%)
Depreciation	90	66	24	36.4%
Compensation expense	46	105	(59)	(56.2%)
Other general and administrative costs	146	284	(138)	(48.6%)
Total selling, general and administrative expenses	2,660	2,907	(247)	(8.5%)
Operating Loss	(2,660)	(2,907)	247	8.5%

Other Income (Expense):
Other income	26	185	(159)	(85.9%)
Interest expense	(39)	(40)	1	2.5%
Total other (expense) income	(13)	145	(158)	(109.0%)
Loss before income tax benefit	$(2,673)	$(2,762)	$89	3.2%

There were no revenues generated by the corporate overhead segment.

Operating expenses decreased approximately $354,000, or 30.6%, to $802,000 for the three months ended September 30, 2008, as compared to $1,156,000 for the three months ended September 30, 2007, and decreased approximately $247,000, or 8.5%, to $2,660,000 for the nine months ended September 30, 2008, as compared to $2,907,000 for the nine months ended September 30, 2007.  The decreases for the three months ended September 30, 2008 was partially a result of decreases to salaries and related benefits of $86,000  related to decreases, in May 2008,  in the Company’s medical and dental insurance premiums, rent and related overhead expenses of $118,000 due to a favorable litigation settlement ($87,000 less than the Company anticipated), the phone changes described above in the Franchise segment discussion, as well as decreases in office expenses such as office supplies and postage, and compensation expense of $31,000 related to the vesting of options granted during the 3rd quarter of 2007.  This decrease was offset, in part, by an increase in professional fees due, in part, to consulting expenses ($17,000) related to the Company’s Sarbanes-Oxley compliance (a project that was initiated in the 3rd quarter of 2007) and an increase in outside services of $12,000 related to the hiring, in June 2008, of a public relations firm. .

The decrease for the nine months ended September 30, 2008 was attributable to decreases in rent and related overhead expenses of $173,000 mainly for the reason described above,  in medical and dental premiums as described above, and in compensation expense of $59,000 due to the vesting of certain options granted (including the options granted to the directors in the 2nd quarter of 2007, which had a higher stock price ($0.47) associated with the date of grant as compared to the options granted in the 2nd quarter of 2008 ($0.21).  This decrease was offset, in part, by an increase in salaries and related benefits of $20,000 (partially due to the absorbing the entire increase in medical and dental benefits of VCC for the first quarter of 2008), professional fees of $71,000 due, in part, to consulting expenses as described above, and depreciation and amortization expenses of $24,000 related to the remodeling of the Corporate office in the 2nd quarter of 2007.

Other Segment

	For the Three Months Ended September 30 (in thousands):
	2008	2007	$ Change	% Change
Net Revenues:
Commissions	$20	$-	$20	n/a
Other	10	-	10	n/a
Net revenues	30	-	30	n/a
Selling, General and Administrative Expenses:
Salaries and related benefits	12	-	12	n/a
Advertising	4	-	4	n/a
Other general and administrative costs	5	-	5	n/a
Total selling, general and administrative expenses	21	-	21	n/a
Operating Income	$9	$-	$9	n/a

	For the Nine Months Ended September 30 (in thousands):
	2008	2007	$ Change	% Change
Net Revenues:
Commissions	$89	$-	$89	n/a
Other	28	-	28	n/a
Net revenues	117	-	117	n/a
Selling, General and Administrative Expenses:
Salaries and related benefits	30	-	30	n/a
Advertising	95	-	95	n/a
Other general and administrative costs	42	-	42	n/a
Total selling, general and administrative expenses	167	-	167	n/a
Operating Loss	$(50)	$-	$(50)	n/a

Revenues generated by the other segment include approximately $20,000 and $89,000 of commission income and credit card residuals for the three and nine months ended September 30, 2008, respectively.  Additionally, there were revenues generated from employee purchases of optical products as defined under the Company’s optical benefit plan.  The Company began generating commission revenues in January 2008 under operations of the Company that do not fall within one of the other operating segments.

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

EBITDA Reconciliation

	For the Three Months Ended September 30 (in thousands):
	2008	2007	$ Change	% Change
EBITDA Reconciliation:
Net income	$219	$907	$(688)	(75.9%)
Interest	80	68	12	17.6%
Taxes	(24)	45	(69)	(153.3%)
Depreciation and amortization	170	125	45	36.0%
EBITDA	$445	$1,145	$(700)	(61.1%)

	For the Nine Months Ended September 30 (in thousands):
	2008	2007	$ Change	% Change
EBITDA Reconciliation:
Net income	$1,243	$1,706	$(463)	(27.2%)
Interest	266	177	89	50.3%
Taxes	(289)	(338)	49	14.5%
Depreciation and amortization	483	345	138	40.0%
EBITDA	$1,703	$1,890	$(187)	(9.9%)

The Company also incurred other non-cash charges that effected earnings including compensation expenses related to the grant of common stock options and warrants of $46,000 for the nine months ended September 30, 2008, respectively, and $31,000 and $105,000 for the three and nine months ended September 30, 2007, respectively.  EBITDA decreased for the three and nine months ended September 30, 2008 mainly due to the gain on settlement of ligation during the three and nine months ended September 30, 2007 of $1,012,000.

Management has provided an EBITDA calculation to provide a greater level of understanding of the Company’s performance had it not been for certain significant non-cash charges.  These charges, such as depreciation and amortization, and compensation expense, are included in selling, general and administrative expenses on the Consolidated Condensed Statements of Income.

Liquidity and Capital Resources

As of September 30, 2008, the Company had a working capital deficit of $2,716,000 due, in part, to the reclassification of the Company’s outstanding principal on the M&T line of credit from long-term to short-term.  The Company had cash on hand of $1,915,000.

During the nine months ended September 30, 2008, cash flows used in operating activities were $285,000.  This was principally due to an increase in optical purchasing group receivables of $1,609,000 due to increased optical purchasing group sales, as well as a decrease in accounts payable and accrued expenses of $812,000, partially due to the decrease in the number of Company-owned stores in operation leading to reduction in product purchased, and increases in prepaid expenses of $266,000 due to insurance premiums payments and the costs associated with the Company’s trade show and annual franchise convention, both held in October 2008. These were offset, in part, by net income of $1,243,000 and an increase in optical purchasing group payables of $1,225,000 for reasons described above.  The Company believes it will continue to improve its operating cash flows through the implementation of the Company’s new Point-of-Sales system to improve the franchise sales reporting process, the addition of new franchise locations, its current and future acquisitions, and continued efficiencies as it relates to corporate overhead expenses.

For the nine months ended September 30, 2008, cash flows used in investing activities were $240,000 mainly due to an increase in intangible assets for legal costs associated with defending one of the Company’s trademarks offset by proceeds received on certain franchise promissory notes.  Management does not anticipate any major capital expenditures over the next 12 months, other than normal expenditures to continue to enhance the Company’s technology infrastructure and the Company’s internal controls.  However, Management does not know the extent of the legal costs associated with the continuance of litigation in defending one of the Company’s trademarks as the litigation is still in the discovery phase.

For the nine months ended September 30, 2008, cash used in financing activities was $406,000 due to the repayment of the Company’s related party borrowings and the promissory note payments made to COMC.  The Company will continue to repay such borrowings with cash flows generated by the current operations.  In August 2009, the Company’s Credit Facility will expire and all outstanding borrowings will be due.  The Company is currently exploring all options available to ensure it will be able to make such payment.

Credit Facility

On August 8, 2007, the Company entered into a Revolving Line of Credit Note and Credit Agreement (the “Credit Agreement”) with Manufacturers and Traders Trust Company (“M&T”), establishing a revolving credit facility (the “Credit Facility”), for aggregate borrowings of up to $6,000,000, to be used for general working capital needs and certain permitted acquisitions.  This Credit Facility replaced the Company’s previous revolving line of credit facility with M&T.  The initial term of the Credit Facility expires in August 2009.  Interest on all sums drawn by the Company under the Credit Facility is repayable monthly, commencing on the first day of each month during the term of the Credit Facility.  Interest is calculated at the variable rate of two hundred seventy five (275) basis points in excess of LIBOR, and all principal drawn by the Company is payable on August 1, 2009.

On August 10, 2007, the Company borrowed $3,609,423 to fund the purchase price payable in connection with the acquisitions of TOG, and borrowed $400,000 for general working capital requirements.  The Credit Facility includes various financial covenants including minimum net worth, maximum funded debt and debt service ratio requirements.  As of September 30, 2008, the Company had outstanding borrowings of $4,356,854 under the Credit Facility, which amount was included in Short-term Debt on the accompanying Consolidated Balance Sheet and had $1,643,146 available under the Credit Facility for future borrowings.  As of September 30, 2008, the Company was not in compliance with one of the financial covenants, however, on November 14, 2008, M&T granted the Company a waiver and agreed that such covenant was now in compliance for the period ended September 30, 2008.

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

Management’s estimate of the allowances on receivables is based on historical sales, historical loss levels, and an analysis of the collectibility of individual accounts.  To the extent that actual bad debts differed from management's estimates by 10 percent, consolidated net income would be an estimated $6,000 and $5,000 higher/lower for the nine months ended September 30, 2008, and 2007, respectively, depending upon whether the actual write-offs are greater or less than estimated.

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”  Accordingly, revenues are recorded when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s price to the buyer is fixed or determinable, and collectibility is reasonably assured.  To the extent that collectability of royalties and/or interest on franchise notes is not reasonably assured, the Company recognizes such revenues when the cash is received.  To the extent that revenues that were recognized on a cash basis were recognized on an accrual basis, consolidated net income would be an estimated $196,000 and $132,000 higher for the nine months ended September 30, 2008 and 2007, respectively.

Management’s performs an annual impairment analysis to determine the fair value of goodwill and certain intangible assets.  In determining the fair value of such assets, management uses a variety of methods and assumptions including a discounted cash flow analysis along with various qualitative tests.  To the extent that management needed to impair its goodwill or certain intangible assets by 10 percent, consolidated net income would be an estimated $723,000 and $674,000 lower for the nine months ended September 30, 2008 and 2007, respectively.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

This Quarterly Report does not include information for Item 3 pursuant to the rules of the Securities and Exchange Commission (“SEC”) that permits “a smaller reporting company” to omit such information.

Item 4T.  Controls and Procedures

(a) Disclosure Controls and Procedures

The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) with the participation of the Company’s management (“Management”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, within the time periods specified by the SEC rules and forms, is recorded, processed, summarized and reported, and is communicated to Management, as appropriate, to allow for timely decisions based on the required disclosures.  Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.

(b) Changes in Internal Controls over Financial Reporting

There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2008 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

(c) Limitations

A control system, no matter how well designed and operated, can only provide a reasonable assurance level that the control system’s objectives will be met.  Additionally, the design of a control system has limitations such as financial restraints and the cost/benefit analysis of improving such systems.  Thus, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In February 2008, Sangertown Square, LLC commenced an action against the Company, in the Supreme Court of the State of New York, Onondaga County, alleging, among other things, that the Company had breached its obligations under its lease for the former Sterling Optical store located at Sangertown Square Mall, New York.  In October 2008, this action was settled.  The terms of the settlement included the payment, by the Company to Sangertown Square, LLC, of an aggregate sum of $150,000, and the exchange of mutual general releases.

In July 2008, Ontario Mills Limited Partnership commenced an action against, among others, the Company, in the Supreme Court of the State of California, San Bernardino County, alleging, among other things, that the Company had breached its obligations under its guaranty of the lease for the former Sterling Optical store located in the Ontario Mills Mall, California.  In or about October 2008, Ontario Mills Limited Partnership made a motion with the court to dismiss the case against the Company.  This motion is currently pending.

In September 2008, Pyramid Mall of Glen Falls Newco, LLC commenced an action against the Company and its subsidiary Sterling Vision of Aviation Mall, Inc., in the Supreme Court of the State of New York, Onondaga County, alleging, among other things, that the Company had breached its obligations under its lease for the former Sterling Optical store located at Aviation Mall, New York.  The Company believes that it has a meritorious defense to such action.  As of the date hereof, these proceedings were in the discovery stage.  Although the Company has recorded an accrual for probable losses in the event that the Company shall be held liable in respect of plaintiff’s claims, the Company does not believe that any such loss is reasonably possible, or, if there is a loss, the Company does not believe that it is reasonably possible that such loss would exceed the amount recorded.

In October 2008, Crossgates Mall Company Newco, LLC commenced an action against the Company, in the Supreme Court of the State of New York, Onondaga County, alleging, among other things, that the Company had breached its obligations under its lease for the former Sterling Optical store located at Crossgates Mall, New York.  The Company believes that it has a meritorious defense to such action.  As of the date hereof, these proceedings were in the discovery stage.  Although the Company has recorded an accrual for probable losses in the event that the Company shall be held liable in respect of plaintiff’s claims, the Company does not believe that any such loss is reasonably possible, or, if there is a loss, the Company does not believe that it is reasonably possible that such loss would exceed the amount recorded.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: November 14, 2008