Form 10-K
period 2008-12-31
EMERGING VISION INC
filed 2009-04-15
CIK 1002554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2008, was $21,437,695.

Number of shares outstanding as of March 31, 2009:

125,292,806 shares of Common Stock, par value $0.01 per share

Documents incorporated by reference:  Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held during 2009.

Part I

Item 1.  Business

GENERAL

Emerging Vision, Inc. (the “Registrant” and, together with its subsidiaries, hereinafter the “Company” or “EVI”) operates one of the largest chains of retail optical stores and one of the largest franchise optical chains in the United States, based upon management’s beliefs, domestic sales and the number of locations of Company-owned and franchised stores (collectively referred to hereinafter as “Sterling Stores”).  Additionally, Emerging operates one of the leading optical purchasing groups in the United States (hereinafter referred to as “Combine”) and one of the leading optical purchasing groups in Canada (hereinafter referred to as “TOG”), based upon management’s beliefs, annual sales and the number of member locations.  The Registrant was incorporated under the laws of the State of New York in January 1992 and, in July 1992, purchased substantially all of the assets of Sterling Optical Corp., a New York corporation, then a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code.

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

The Retail Stores division currently derives its revenues from the sale of eye care products and services at Company-owned stores, membership fees paid to VCC and ongoing royalty fees based upon a percentage of the gross revenues of its franchised stores.

As of December 31, 2008, there were 139 Sterling Stores in operation, consisting of 6 Company-owned stores (inclusive of 1 store being managed for the Company under the terms of a Management Agreement) and 133 franchised stores.  Sterling Stores are located in 14 states, the District of Columbia and the U.S. Virgin Islands.

The following chart sets forth the breakdown of Sterling Stores in operation as of December 31, 2008 and 2007:

			December 31,
I. COMPANY-OWNED STORES:	2008	*		2007

Company-owned stores	5			11
Company-owned stores managed by franchisee	1			1
Total	6			12

(*) Existing store locations: Maryland (1), New York (4) and Pennsylvania (1).

			December 31,
	2008	*		2007
II. FRANCHISED STORES:	133			146

(*) Existing store locations: California (41), Delaware (3), Florida (2), Illinois (1), Kentucky (2), Louisiana (2), Maryland (10), New Jersey (7), New York (37), North Dakota (3), Pennsylvania (8), Virginia (6), Washington D.C. (1), West Virginia (1), Wisconsin (7), and the U.S. Virgin Islands (2)

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

b.
Initial Fees. Generally, franchisees (except for any franchisees converting their existing retail optical store to a Sterling Store (a “Converted Store”), franchisees opening a location that has limited public access (a “Limited Access Facility”), and those entering into agreements for more than one location) must pay the Company a non-recurring, initial franchise fee of $20,000.  For each franchisee entering into agreements for more than one location, the Company charges a non-recurring, initial franchise fee of $15,000 for the second location, and $10,000 for each location in excess of two.  The Company charges each franchisee of a Converted Store or Limited Access Facility a non-recurring, initial franchise fee of $10,000 per location.

c.
Ongoing Royalties.  Franchisees are obligated to pay the Company ongoing royalties in an amount equal to a percentage (generally 8%) of the gross revenues generated by their Sterling Store. Franchisees of Converted Stores, however, pay ongoing royalties, on their store's historical average base sales, at reduced rates increasing (in most cases) from 2% to 6% for the first three years of the term of the Franchise Agreement.  Royalties on the gross revenues generated in excess of those base sales will be calculated at 8%.  Additionally, Franchisees of Limited Access Facilities pay ongoing royalties at reduced rates increasing from 1% to 4% in year 3 and each year thereafter.  The Franchise Agreement provides for the payment of ongoing royalties on a weekly basis, based upon the gross revenues for the preceding week. Gross revenues generally include all revenues generated from the operation of the Sterling Store in question, excluding refunds to customers, sales taxes, a limited amount of bad debts and, to the extent required by state law, fees charged by independent optometrists.

d.
Advertising Fund Contributions. Most franchisees must make ongoing contributions, on a weekly basis, to an advertising fund (the “Advertising Fund”) generally equal to 6% of their store's gross revenues for the preceding week. Franchisees of Limited Access Facilities, however, must make ongoing contributions equal to 4% of their store's gross revenues for the preceding week.  Generally, 50% of these funds are expended at the direction of each individual franchisee (for the particular Sterling Store in question), with the balance being expended on joint advertising campaigns for all franchisees located within specific geographic areas.

e.
Termination. Franchise Agreements may be terminated if a franchisee has defaulted on its payment of monies due to the Company, or in its performance of the other terms and conditions of the Franchise Agreement. During 2008, the assets of (as well as possession of) two franchised stores were reacquired by the Company.  Substantially all of the assets located in such stores were voluntarily surrendered and transferred back to the Company in connection with the termination of the related Franchise Agreements. In certain instances, the Company will re-convey the assets of such a store to a new franchisee, requiring the new franchisee to enter into the Company’s then current form of Franchise Agreement.  However, the Company reviews each stores historical performance to consider if the Company will continue to operate such store (as a Company-owned location) without re-conveying the assets of such store to a new franchisee.

OPTICAL PURCHASING GROUP BUSINESS

The Optical Purchasing Group Business is divided into two units. The U.S. unit, Combine, which is based in the state of Florida, is one of the leading optical purchasing groups in the United States.  Combine operates an optical purchasing group business, which provides its members (“Combine Members”) with vendor discounts on optical products for resale.  Combine Members are typically independent optical retailers. As of December 31, 2008, Combine had 842 active members in its optical purchasing group.

TOG, which is based in Ontario, Canada, is one of the leading optical purchasing groups in Canada.  TOG operates an optical purchasing group business, which also provides its members (“TOG Members”) with vendor discounts on optical products for resale.  TOG Members are typically independent optical retailers.  TOG also operates a credit reference business within the optical industry in Canada, which allows TOG to selectively service only the most credit-worthy retailers.  As of December 31, 2008 TOG had 535 active members in its optical purchasing group.

INSIGHT MANAGED VISION CARE

The Company, under the trade name “Insight Managed Vision Care,” contracts with payers (i.e. health maintenance organizations, preferred provider organizations, insurance companies, Taft-Hartley unions, and mid-sized to large companies) who offer eye care benefits to their covered participants.  When Sterling Stores provide services or products to a covered participant, it is generally at a discount from the everyday advertised retail price.  Typically, participants will be eligible for greater eye care benefits at Sterling Stores than those offered at eye care providers that are not participating in a managed care program.  The Company believes that the additional customer traffic generated by covered participants, along with purchases by covered participants above and beyond their eye care benefits, more than offsets the reduced gross margins being realized on these sales.  The Company believes that convenience of store locations and hours of operation are key factors in attracting managed care business.  As the Company increases its presence within markets it has already entered it believes it will be more attractive to managed care payers.

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

EMPLOYEES

As of March 30, 2009, the Company employed approximately 116 individuals, of which approximately 62% were employed on a full-time basis.  No employees are covered by any collective bargaining agreement. At franchised store locations, employees are hired and governed by the franchisee, not the Company. The Company considers its labor relations with its associates to be in good standing and has not experienced any interruption of its operations due to disagreements.

Item 1A.  Risk Factors

An investment in the Company’s common stock involves a number of very significant risks.  Because of these risks, only persons able to bear the risk and withstand the loss of their entire investment should invest in the Company’s common stock. Prospective investors should consider the following risk factors before making an investment decision.

•
The current U.S. and global economic conditions have affected and will continue to affect the Company’s results of operations and financial position.  The current economic conditions have resulted in decreased revenues, retail store count, operating income and cash flow.  This downturn might also lead to a reduction of certain overhead expenses as well as stronger restrictions on customer credit.  These uncertainties about future economic conditions make it difficult for the Company to forecast future operating results and cash flows from operations.

•
The Company’s common stock is trading on the Over-The-Counter Bulletin Board (“OTCBB”). The OTCBB is generally considered a less efficient market that is does not have national exposure to prospective shareholders.  As such, shareholders are likely to find it more difficult to trade the Company’s common stock on the OTCBB.

•
The application of the "penny stock rules" could reduce the liquidity and, therefore, the market price of the Company’s common stock. On March 30, 2009, the last reported sales price of the Company’s common stock was $0.19.  Because the trading price of the Company’s common stock is less than $5.00 per share and no longer trades on NASDAQ, the Company’s common stock comes within the definition of a "penny stock."  The “penny stock rules” impose additional sales practice requirements on broker-dealers who sell the Company’s securities to persons other than established customers and accredited investors, generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.  Before a broker-dealer can sell a penny stock, the Securities and Exchange Commission (the “SEC”) rules require the firm to first approve the customer for the transaction in question and receive from the customer a written agreement to such transaction.  The firm must furnish the customer a document describing the risks of investing in penny stocks.  The broker-dealer must also advise the customer of the current market quotation, if any, for the penny stock and the compensation the firm and its broker will receive for the trade.  Finally, the firm must send monthly account statements showing the market value of each penny stock held in the customer’s account.  These additional burdens imposed on broker-dealers may restrict the ability of broker-dealers to sell the Company’s securities and may affect your ability to resell the Company’s common stock.

•
Dr. Alan Cohen, the Company’s Chairman of its Board of Directors, and, one of the Company’s significant shareholders, owns, operates, manages and/or is otherwise involved with other companies in the retail optical industry, which are in competition with the Company’s Sterling Stores and/or Combine Members, and may result in potential conflicts.   Dr. Cohen is also a principal shareholder and executive officer and director of Real Optical, LLC.  Real Optical operates and franchises retail optical stores similar to Sterling Stores and Combine Members in the States of Connecticut, Florida, New Hampshire, Massachusetts, New Jersey and New York and may, in the future, operate in other states as well.  In the future, Real Optical may open or franchise additional stores that are located in the same areas as Sterling Stores and/or Combine Member locations.  These competing businesses could reduce the revenues generated at the Company’s competing Sterling Stores and/or from Combine Members.

Dr. Cohen is also one of the principal members and executive officers of General Vision Services, LLC, or GVS, which operates retail optical stores located in the New York metropolitan area.  GVS stores are similar to, and compete with, the Sterling Stores and/or Combine Members being operated in the same areas.  Furthermore, GVS solicits and administers third party benefit programs, similar to those being administered by the Company, through GVS's network of company-owned and independent retail optical stores.  It is possible that additional GVS stores, or other retail optical stores, which provide services under third party benefit plans administered by GVS, may, in the future, be located near one or more of the Company’s Sterling Stores and/or Combine Member locations, and may compete directly with such locations. Additionally, the Company and GVS jointly participate in certain third party benefit plans and certain Sterling Stores and GVS stores participate as providers under third party benefit plans obtained by the Company or GVS and, in all likelihood, will continue to do so in the future.

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

•
The Company does not control the management of most of the Sterling Stores that operate under its name, nor does it control any of the Combine or TOG Members, and these stores may be managed by unsuccessful franchisees, Combine Members and/or TOG Members, which would reduce the Company’s revenues from these stores.  The Company relies, in substantial part, on franchisees, Combine Members and TOG Members for revenues.  Since the Company does not control the management of these locations, it is possible that a franchisee/owner may not have the business acumen or financial resources to successfully operate his or her franchised Sterling Store, Combine Member location and/or TOG Member location.  The Company, together with a substantial number of franchisees, has recently experienced a significant decrease in sales, mainly due to current economic conditions, generated from the operation of Sterling Stores, and cannot predict what will happen with the economy in the future.  If a substantial number of franchisees, Combine Members and/or TOG Members experience a future decline in their sales and/or are ultimately not successful; revenues from franchisees, Combine Members and/or TOG Members would decrease.  Some of the factors that could lead to future decline in sales, include, among others:  decreased spending by consumers, continuing current economic climate, increased competition by large discount eyewear chains, which increases the need for franchisees, Combine Members and/or TOG Members to provide more aggressive promotional sales, thus decreasing their profit margins; and the limitations of vision care benefits available under medical and third party benefit plans.

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

•
The Company often offers incentives to its customers, which lower profit margins.  At times when major competitors offer significantly lower prices for their products, it then becomes in the Company’s best interest to do the same. Certain of the major competitors offer promotional incentives to their customers including free eye exams, "50% Off" on designer frames and "Buy One, Get One Free" eye care promotions.  In response to these promotions, the Company has offered the same or similar incentives to its customers.  This practice has resulted in lower profit margins and these competitive promotional incentives may further reduce revenues, gross margins and cash flows.  Although the Company believes that Sterling Stores provide quality service and products at competitive prices, several of the large retail optical chains have greater financial resources. Therefore, the Company may not be able to continue to deliver cost efficient products in the event of aggressive pricing by competitors, which would reduce the Company’s profit margins, net income and cash flow.

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

•
The Company may be exposed to significant risk from liability claims if it is unable to obtain insurance, at acceptable costs, to protect the Company against potential liability claims. The provision of professional eye care services entails an inherent risk of professional malpractice and other similar claims.  The Company does not influence or control the practice of optometry by the optometrists that it employs or affiliates with, nor does it have responsibility for their compliance with certain regulatory and other requirements directly applicable to these individual professionals.  As a result of the relationship between the Company and its employed or affiliated optometrists, the Company may become subject to professional malpractice actions or claims under various theories relating to the professional services provided by these individuals.  The Company may not be able to continue to obtain adequate liability insurance at reasonable rates, in which event; its insurance may not be adequate to cover claims asserted against the Company, thus, potentially decreasing the Company’s future cash position and potentially jeopardizing the Company’s ability to continue operations.

•
The Company’s operations and success are highly dependent upon health care providers, and the Company may be unable to enter into favorable arrangements with these providers. Certain states prohibit the Company from employing optometrists to render professional services.  Accordingly, the success of the Company’s operations as full-service eye care providers depends upon its ability to enter into agreements with these health care providers to render professional services at Sterling Stores, Combine Member and/or TOG Member locations.  Due to the increased competition, among large discounters of retail eyewear, to enter into agreements with health care providers and the finite number of available health care providers, the costs of compensating these health care providers has increased materially.  The Company, its franchisees, Combine Members and/or TOG Members may not be able to enter into agreements with these health care providers on satisfactory terms, or these agreements may not be profitable, which would reduce the revenues the Company, its franchisees, Combine Members and/or TOG Members could generate from their operations.

•
Certain events could result in a dilution of your ownership of the Company’s common stock.  As of December 31, 2008, the Company had 23,218,311 shares that were reserved for issuance under outstanding warrants, options and senior convertible preferred stock.  The exercise and conversion prices, as the case may be, of common stock equivalents range from $0.05 to $8.06 per share.  If converted or exercised, these securities will result in a dilution of your percentage ownership of the Company’s common stock.  In addition, if the Company acquires new companies through the issuance of common or preferred stock, your percentage of ownership will be further diluted.

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

•
Combine Members operate retail optical stores similar to Sterling Stores in the states of California, Delaware, Florida, Illinois, Kentucky, Louisiana, Maryland, New Jersey, New York, North Dakota, Pennsylvania, Virginia, West Virginia, Wisconsin, and in the District of Columbia and the Virgin Islands.  As of the date hereof, many Combine Member locations are in the same shopping center or mall as, or in close proximity to, certain Sterling Stores; and in the future, the Company may open Sterling Stores that are located in the same areas as Combine Members.  These competing businesses could reduce the revenues generated at, both, the Company’s Sterling Stores and Combine Member locations, or could cause Combine Members to leave Combine because they view Combine as the competition.

•
Combine and TOG operations and success are highly dependent upon the purchases of eye care products by independent optical retailers (Combine/TOG Members).  If Combine/TOG Member’s decide to purchase their eye care products through a competing optical purchasing group business or purchase direct from a vendor, then revenues generated from Combine and/or TOG would decrease. A decrease in the number of Combine/TOG Members could reduce Combine and/or TOG profit margins, net income and cash flow.

•
Combine and TOG utilize certain key vendors to provide its members with a broad spectrum of product purchasing options.  If one of these key vendors ceases to do business with Combine and/or TOG, or ceases to exist, Combine and/or TOG could see a decrease in the amount of product purchased by its members, thus decreasing its revenues and net income.

•
The Company relies heavily on computer systems in managing financial results.  The Company is subject to damage and interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events and usage by employees.  This includes any damage to the systems that allow for electronic payments from the Company’s franchisees and credit card payments from its Sterling Store customers.  Any repairs necessary to replace and/or fix these systems could result in a significant expense to the Company.  Additionally, certain of the Company’s financial reporting processes are not part of an integrated financial reporting system, which requires additional hours and administrative costs to operate manage and control these systems.  The Company is working to transition most of the processes to an integrated financial reporting system.  The conversion of these systems and processes to become SOX compliant could result in a significant expense to the Company and may pose greater risks associated with maintaining internal controls as the systems are integrated.

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

•
The Company may be unable to service its debt obligations.  In connection with the purchases of Combine and TOG, along with other debt obligations, the Company has approximately $6,077,000 of outstanding debt as of December 31, 2008.  If the Company is unable to generate sufficient cash flows from operations in the future, it may be unable to make principal or interest payments on such borrowings when they become due and may need to refinance all or a portion of the existing debt, or obtain additional financing.

Additionally, the amount outstanding on the Company’s Revolving Line of Credit Note and Credit Agreement (the “Credit Agreement”) with Manufacturers and Traders Trust Company (“M&T”) was $4,806,854 as of March 31, 2009.  All remaining principal on the Credit Agreement is due in April 2010.  The Company currently cannot guarantee that it will be able to make such principal payments on or before April 2010 and cannot guarantee that M&T will refinance on favorable terms, if at all.

•
The Company is Plaintiff in a pending civil action (the “Action”) against For Eyes Optical Company (“For Eyes” or “Defendant”) in which the Company claims, among other things, , that (i) there is no likelihood of confusion between the Company’s and Defendant’s mark, and that the Company has not infringed, and is not infringing, Defendant’s mark; (ii) the Company is not bound by that certain settlement agreement, executed in 1981 by a prior owner of the Site For Sore Eyes trademark; and (iii) Defendant’s mark is generic and must be cancelled.  For Eyes, in its Answer, asserted defenses to the Company’s claims, and asserted counterclaims against the Company, including, among others, that (i) the Company has infringed For Eyes’ mark; (ii) the Company wrongfully obtained a trademark registration for its mark and that said registration should be cancelled; and (iii) the acts of the Company constitute a breach of the aforementioned settlement agreement.  For Eyes seeks injunctive relief, cancellation of the Company’s trademark registration, trebled monetary damages, payment of any profits made by the Company in respect of the use of such trade name, and costs and attorney fees.  While the Company believes that it will be successful in prosecuting its claims against the Defendant, and in defending against the counterclaims made by Defendant, there can be no assurance of such success.  In the event that the Company is not successful, it is possible that, under certain circumstances, the Company may be limited in, or precluded from continuing, its use of the Site for Sore Eyes trade name.

If the Company is successful in prosecuting its claims against Defendant in the Action, it is possible that the Company would then have a right to use the Site for Sore Eyes mark beyond the territory to which Defendant claims its use is restricted.  However, if the Company is unsuccessful in prosecuting such claims, the Company could be required to recognize a charge to earnings, as the Company is currently accounting for the costs of such litigation as an Intangible Asset – Trademark.  The Company currently has accumulated approximately $880,000 of costs related to such litigation.

•
The Company is exposed to foreign currency risk associated with TOG operations as the financial position and operating results of TOG, which operations are being calculated in Canadian Dollars and then translated into U.S. Dollars for consolidation.  The Company has not implemented a hedging strategy to potentially reduce foreign currency risk.

Item 1B.  Unresolved Staff Comments

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

Combine’s headquarters, consisting of approximately 1,900 square feet, are located in an office building situated at 6001 Broken Sound Parkway, Suite 508, Boca Raton, Florida 33487, under a lease that expires in June 2009.

TOG’s headquarters, consisting of approximately 1,520 square feet, are located in an office building situated at 20 Elgin Street, Suite 200, Oshawa, Ontario L1G 1S8, under a lease that expires in July 2009.

The Company leases the space occupied by all of its Company-owned Sterling Stores and certain of its franchised Sterling Stores. The remaining leases for its franchised Sterling Stores are held in the names of the respective franchisees, of which the Company holds a collateral assignment on certain of those leases.   The Company does not hold any of the leases, nor does it hold any collateral assignments, on Combine or TOG Member locations.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 23, 2008.  Having received approximately 86.3% of the votes cast, Joel Gold, Christopher G. Payan and Jeffrey Rubin were re-elected to serve as Class II directors of the Company, for a term of two years expiring in 2010.  Approximately 57.0% of the Company’s outstanding shares were voted at the meeting.

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

	2008		2007
Quarter Ended:	High	Low	High	Low

March 31	$0.25	$0.17	$0.21	$0.15
June 30	$0.21	$0.16	$0.47	$0.17
September 30	$0.20	$0.12	$0.38	$0.22
December 31	$0.19	$0.06	$0.33	$0.18

The approximate number of shareholders of record of the Company's Common Stock as of March 31, 2009 was 278.

There was one shareholder of record of the Company’s Senior Convertible Preferred Stock as of March 31, 2009.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Report (the “Report”) contains certain forward-looking statements and information relating to the Company that is based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management.  When used in this Report, the words “anticipate”, “believe”, “estimate”, “expect”, “there can be no assurance”, “may”, “could”, “would”, “might”, “intends” and similar expressions and their negatives, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements.  Such statements reflect the view of the Company at the date they are made with respect to future events, are not guarantees of future performance and are subject to various risks and uncertainties as identified in Item 1A. Risk Factors.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein with the forward-looking statements referred to above and as set forth in this Report.  The Company does not intend to update these forward-looking statements for new information, or otherwise, for the occurrence of future events.

In order to more accurately detail our financial information and performance, the Company has made changes to the format of this Report and changed its segment reporting.  The Company has simplified its Consolidated Statements of Operations to expand the segment reporting to detail each segment’s revenue and expense.  Management’s discussion and analysis of financial conditions and results of operations concentrates on describing segment performance through the use of new detailed financial tables, which will assist the reader in understanding each business segment and how it relates to the overall performance of the Company.

COMPARISON OF OPERATING SEGMENT RESULTS FOR THE YEAR ENDED DECEMBER 31, 2008, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2007

Consolidated Segment Results

Total revenues for the Company increased approximately $22,188,000, or 44.7%, to $71,809,000 for the year ended December 31, 2008, as compared to $49,621,000 for the year ended December 31, 2007.  This increase was mainly a result of the acquisition, on August 10, 2007, having an effective date of August 1, 2007, of all of the equity ownership interests in 1725758 Ontario Inc., d/b/a The Optical Group (“TOG”) through the Company’s wholly-owned subsidiary, OG Acquisition, Inc.  This was offset, in part, by a decrease in the average number of Company-owned stores in operation from 10.8 for fiscal 2007 compared to 7.8 for fiscal 2008, and a decrease in the average number of Franchise locations in operation from 146 in fiscal 2007 compared to 141 in fiscal 2008, which resulted in decreased revenues for the Company-store and Franchise segments.

Total costs, and selling, general and administrative expenses for the Company increased approximately $20,729,000, or 41.2% to $71,060,000 for the year ended December 31, 2008, as compared to $50,331,000 for the year ended December 31, 2007.  This increase was mainly a result of the acquisition of TOG, offset, in part, by the retail store count decreases described above.

Optical Purchasing Group Business Segment

	For the Year Ended December 31 (in thousands):
	2008	2007	$ Change	% Change
Net Revenues:
Optical purchasing group sales	$57,914	$33,848	$24,066	71.1%
Cost of optical purchasing group sales	55,152	32,105	23,047	71.8%
Gross margin	2,762	1,743	1,019	58.5%
Selling, General and Administrative Expenses:
Salaries and related benefits	455	326	129	39.6%
Depreciation and amortization	303	203	100	49.3%
Credit card and bank fees	277	152	125	82.2%
Rent and related overhead	260	190	70	36.8%
Bad debt expense	112	20	92	460.0%
Other general and administrative costs	116	63	53	84.1%
Total selling, general and administrative expenses	1,523	954	569	59.6%
Operating Income	1,239	789	450	57.0%

Other Income (Expense):
Interest expense, net	(260)	(213)	(47)	(22.1%)
Total other expense	(260)	(213)	(47)	(22.1%)
Income before provision for (benefit from) income taxes	$979	$576	$403	70.0%

This segment consists of the operations of Combine and TOG.  TOG’s activity for the period August 1, 2007 through December 31, 2007 has been included in the Company’s results of operations for the year ended December 31, 2007.

Optical purchasing group revenues increased approximately $24,066,000, or 71.1%, to $57,914,000 for the year ended December 31, 2008, as compared to $33,848,000 for the year ended December 31, 2007.  Only five months of the operations of TOG were including in the results of operations for the year ended December 31, 2007.  Individually, Combine’s revenues decreased approximately $661,000, or 3.9%, to $16,230,000 for the year ended December 31, 2008, as compared to $16,891,000 for the year ended December 31, 2007.  This decrease was due to a generally weaker economy during the 2nd half of 2008, as well as a slight decrease in the total number of active members of Combine.  As of December 31, 2008, there were 842 active members, as compared to 856 active members as of December 31, 2007.  Additionally, for the comparable five-month period ended December 31, 2008, TOG revenues decreased approximately $2,092,000, or 12.3%, to $14,865,000 as compared to $16,957,000 for the five-month period ended December 31, 2007.  This decrease was mainly due to the fluctuation of the foreign currency exchange rate between the Canadian and US Dollar.  The rate averaged $0.99 for every Canadian Dollar during the five-month period ended December 31, 2007, as compared to $0.87 for every Canadian Dollar during the same five-month period in 2008.  Additionally, the Canadian economy experienced the same downturn the US economy faced during the 2nd half of 2008.

Costs of optical purchasing group sales increased approximately $23,047,000, or 71.8% to $55,152,000 for the year ended December 31, 2008, as compared to $32,105,000 for the year ended December 31, 2007.  This increase was also a direct result of the TOG acquisition.  Individually, Combine’s cost of sales decreased approximately $580,000, or 3.7%, to $15,179,000 for the year ended December 31, 2008, as compared to $15,759,000 for the year ended December 31, 2007.  These fluctuations were a direct result of, and proportionate to, the revenue fluctuations described above.  Additionally, for the comparable five-month period ended December 31, 2008, TOG’s cost of sales decreased approximately $2,107,000, or 12.9%, to $14,238,000, as compared to $16,345,000 for the year ended December 31, 2007.  These fluctuations were a direct result of, and proportionate to, the TOG revenue fluctuations described above.

Operating expenses of the optical purchasing group segment increased approximately $569,000, or 59.6%, to $1,523,000 for the year ended December 31, 2008, as compared to $954,000 for the year ended December 31, 2007.  This increase was also a direct result of the TOG acquisition.  Individually, Combine’s operating expenses increased approximately $86,000, or 12.2%, to $789,000 for the year ended December 31, 2008, as compared to $703,000 for the year ended December 31, 2007.  Additionally, for the comparable five-month period ended December 31, 2008, TOG’s operating expenses increased approximately $94,000, or 37.5% to $345,000, as compared to $251,000 for the year ended December 31, 2007.  The increase related to increases in employee compensation as well as increases related to expenses for displaying at some of the optical industry trade shows.  Additionally, management increased its allowance on doubtful accounts by approximately $62,000 for member receivables potentially uncollectible.  These increases were offset by a decrease due to the exchange rate fluctuations described above.

Interest expense related to the optical purchasing group segment increased approximately $64,000, or 27.8%, to $294,000 for the year ended December 31, 2008, as compared to $230,000 for the year ended December 31, 2007.  This increase was related to the borrowings under the Company’s Credit Facility with Manufacturers and Traders Trust Corporation (“M&T”) to fund the acquisition of TOG.  TOG incurred a full year of interest expense during 2008 as compared to five months of interest expense during 2007.

Franchise Segment

	For the Year Ended December 31 (in thousands):
	2008	2007	$ Change	% Change
Net Revenues:
Royalties	$6,211	$6,626	$(415)	(6.3%)
Franchise and other related fees	299	241	58	24.1%
Net revenues	6,510	6,867	(357)	(5.2%)
Selling, General and Administrative Expenses:
Salaries and related benefits	1,070	1,210	(140)	(11.6%)
Professional fees	513	641	(128)	(20.0%)
Convention related expenses	389	384	5	1.3%
Rent and related overhead	351	415	(64)	(15.4%)
Bad debt	247	139	108	77.7%
Depreciation and amortization	127	93	34	36.6%
Other general and administrative costs	195	157	38	24.2%
Total selling, general and administrative expenses	2,892	3,039	(147)	(4.8%)
Operating Income	3,618	3,828	(210)	(5.5%)

Other Income (Expense):
Interest on franchise notes receivable	24	35	(11)	(31.4%)
Other income	27	46	(19)	(41.3%)
Gain on settlement of litigation	-	1,012	(1,012)	-
Interest expense, net	(45)	(24)	(21)	(87.5%)
Total operating income	6	1,069	(1,063)	(99.4%)
Income before provision for (benefit from) income taxes	$3,624	$4,897	$(1,273)	(26.0%)

Franchise royalties decreased approximately $415,000, or 6.3%, to $6,211,000 for the year ended December 31, 2008, as compared to $6,626,000 for the year ended December 31, 2007. Management believes this decrease was due to current economic conditions, and a decrease in royalties generated from franchise store audits of $54,000 for the year ended December 31, 2008, which audits were conducted over an equivalent sample size of franchise locations for each period audited.  Additionally, franchise sales during both of the comparable periods decreased approximately $4,442,000, or 5.2%, which led to a decrease royalty income, and on average, there were 5 fewer stores in operation during fiscal 2008.  On average, 5 fewer stores would have lead to a decrease of approximately $220,000 of royalties. As of December 31, 2008 and 2007, there were 133 and 146 franchised stores in operation, respectively.

Franchise and other related fees (which include initial franchise fees, renewal fees, conversion fees and store transfer fees) increased approximately $58,000, or 24.1%, to $299,000 for the year ended December 31, 2008, as compared to $241,000 for the year ended December 31, 2007.  This fluctuation was primarily attributable to 6 franchise agreement renewals ($70,000), 2 independent store conversions ($20,000), and 10 new franchise agreements ($186,000) in 2008, as compared to 2 franchise agreement renewals ($20,000), 6 independent store conversions ($55,000), and 10 new franchise agreements ($161,000) in 2007.  In the future, franchise fees are likely to fluctuate depending on the timing of franchise agreement expirations, new store openings and franchise store transfers.

Operating expenses of the franchise segment decreased approximately $147,000, or 4.8%, to $2,892,000 for the year ended December 31, 2008, as compared to $3,039,000 for the year ended December 31, 2007.  This decrease was partially a result of decreases to rent and related overhead of $64,000 due to reductions of back office expenses such as new phone services (the Company changed to voice-over-IP services in the 4th quarter of 2007), professional fees of $128,000, inclusive of legal fees of $49,000 relating to proactive litigation to enforce franchise agreements during the three months ended March 31,  2007, and salaries and related benefits of $140,000 partially due to a decrease in medical and dental insurance premiums in May 2008.  These decreases were offset, in part, by increases in bad debt due to recoveries of $100,000 relating to a litigation settlement during the three months ended March 31, 2007.  Additionally, the franchise segment incurred travel, training, and related costs ($22,000 plus the associated employees’ time) related to the installation of the Company’s new Point-of-Sale computer system (initiated March 2008).

Other income decreased approximately $1,063,000, or 99.4%, to $6,000 for the year ended December 31, 2008, as compared to $1,069,000 for the year ended December 31, 2007 mainly due to a favorable litigation settlement that occurred in November 2007.  The settlement included a cash payment to the Company, in the amount of $1,270,000 (less certain costs and expenses incurred in the litigation, including attorney fees of $258,000), thus generating $1,012,000 of other income.

Company Store Segment

	For the Year Ended December 31 (in thousands):
	2008	2007	$ Change	% Change
Net Revenues:
Retail sales	$3,715	$5,393	$(1,678)	(31.1%)
Cost of retail sales	932	1,469	(537)	36.6%
Gross margin	2,783	3,924	(1,141)	(29.1%)
Selling, General and Administrative Expenses:
Salaries and related benefits	1,667	2,471	(804)	(32.5%)
Rent and related overhead	1,076	1,454	(378)	(26.0%)
Advertising	267	733	(466)	(63.6%)
Other general and administrative costs	200	295	(95)	(32.2%)
Total selling, general and administrative expenses	3,210	4,953	(1,743)	(35.2%)
Operating Loss	$(427)	$(1,029)	$602	58.5%

Retail sales for the Company store segment decreased approximately $1,678,000, or 31.1%, to $3,715,000 for the year ended December 31, 2008, as compared to $5,393,000 for the year ended December 31, 2007.  This decrease was mainly attributable to fewer Company-owned store locations open during the comparable periods.  As of December 31, 2008, there were 5 Company-owned stores, as compared to 11 Company-owned stores as of December 31, 2007.  Over the last 12 months, the Company has closed 4 Company-owned locations and franchised 3 others that were part of the store count as of December 31, 2007.  Those 7 stores generated retail sales of $2,919,000 for the year ended December 31, 2007, as compared to $1,155,000 for the year ended December 31, 2008.   On a same store basis (for stores that operated as a Company-owned store during the entirety of both of the years ended December 31, 2008 and 2007), comparative net sales decreased approximately $138,000, or 5.7%, to $2,295,000 for the year ended December 31, 2008, as compared to $2,433,000 for the year ended December 31, 2007.  Management believes that these decreases were a direct result of current economic conditions, and changes to key personnel, mainly optometrists, during the second quarter of 2008, which led to reduced exam fee revenues.

The Company-owned store’s gross profit margin, which calculation did not include the exam fee revenues of $505,000 and $650,000 for the years ended December 31, 2008 and 2007, respectively, generated by such Company-owned stores, increased by 2.0%, to 71.0%, for the year ended December 31, 2008, as compared to 69.0% for the year ended December 31, 2007.  Management continues to work to improve the profit margin through increased training at the Company-store level and improved vendor partnerships, among other things, and anticipates these changes will result in improvements in the Company’s gross profit margin in the future.  The Company’s gross margin may, however, fluctuate in the future depending upon the extent and timing of changes in the product mix in the Company-owned stores, competitive pricing, and promotional.

Operating expenses of the Company store segment decreased approximately $1,743,000, or 35.2%, to $3,210,000 for the year ended December 31, 2008, as compared to $4,953,000 for the year ended December 31, 2007.  This decrease was mainly a result of having fewer Company-owned stores in operation during the year ended December 31, 2008.  Additionally, the Company streamlined certain store payroll coverage in its stores to reduced salaries and related benefits, and enhanced the media plans for each store, which reduced advertising costs on a by-store basis.

VisionCare of California Segment

	For the Year Ended December 31 (in thousands):
	2008	2007	$ Change	% Change
Net Revenues:
Membership fees	$3,551	$3,513	$38	1.1%
Selling, General and Administrative Expenses:
Salaries and related benefits	3,189	3,199	(10)	(0.3%)
Rent and related overhead	154	152	2	1.3%
Other general and administrative costs	172	153	19	12.4%
Total selling, general and administrative expenses	3,515	3,504	11	0.3%
Operating Income	36	9	27	300.0%

Other Income (Expense):
Other income	8	29	(21)	(72.4%)
Total other income (expense)	8	29	(21)	(72.4%)
Income before provision for (benefit from) income taxes	$44	$38	$6	15.8%

Revenues generated by the Company’s wholly-owned subsidiary, VisionCare of California, Inc. (“VCC”), a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care, increased approximately $38,000, or 1.1%, to $3,551,000 for the year ended December 31, 2008, as compared to $3,513,000 for the year ended December 31, 2007.  This increase was a direct result of an increase in the daily membership fee charged by VCC effective June 2008.

Operating expenses of the VCC segment remained consistent with last year’s expenses, increasing only $11,000 to $3,515,000 for the year ended December 31, 2008, as compared to $3,504,000 for the year ended December 31, 2007.  Most of the individual “line item” expenses for VCC remained consistent year over year.

Corporate Overhead Segment

	For the Year Ended December 31 (in thousands):
	2008	2007	$ Change	% Change
Selling, General and Administrative Expenses:
Salaries and related benefits	$2,119	$2,164	$(45)	(2.1%)
Professional fees	609	489	120	24.5%
Insurance	276	247	29	11.7%
Rent and related overhead	192	607	(415)	(68.4%)
Travel and related expenses	173	228	(55)	(24.1%)
Compensation expense	88	113	(25)	(22.1%)
Bad debt expense	30	140	(110)	(78.6%)
Other general and administrative costs	159	102	57	55.9%
Total selling, general and administrative expenses	3,646	4,090	(444)	(10.9%)
Operating (Loss) Income	$(3,646)	$(4,090)	$444	10.9%

There were no revenues generated by the corporate overhead segment.

Operating expenses decreased approximately $444,000, or 10.9%, to $3,646,000 for the year ended December 31, 2008, as compared to $4,090,000 for the year ended December 31, 2007.  This decrease was partially a result of decreases to salaries and related benefits of $45,000  related to decreases, in May 2008,  in the Company’s medical and dental insurance premiums, rent and related overhead expenses of $415,000 due to a favorable litigation settlement in 2008 ($87,000 less than the Company anticipated) as well as $236,000 of expenses related to that same litigation that was accrued for during December 2007, the phone changes described above in the Franchise segment discussion, as well as decreases in office expenses such as office supplies and postage, compensation expense of $25,000 related to the vesting of certain options granted during the 3rd quarter of 2007, and bad debt expense of $110,000 related to the write-off of certain managed care receivables.

Other Segment

	For the Year Ended December 31 (in thousands):
	2008	2007	$ Change	% Change
Net Revenues:
Commissions	$96	$-	$96	-
Other	23	-	23	-
Net revenues	119	-	119	-
Selling, General and Administrative Expenses:
Advertising	95	126	(31)	(24.6%)
Salaries and related benefits	30	2	28	1400.0%
Convention related expenses	-	37	(37)	-
Other general and administrative costs	65	52	13	25.0%
Total selling, general and administrative expenses	190	217	(27)	(12.4%)
Operating Loss	$(71)	$(217)	$146	67.3%

Revenues generated by the other segment include approximately $96,000 of commission income and credit card residuals for the year ended December 31, 2008, respectively.  Additionally, there were revenues generated from employee purchases of optical products as defined under the Company’s optical benefit plan.  The Company began generating commission revenues in January 2008 under operations of the Company that do not fall within one of the other operating segments.  Those operations ceased during the 2nd half of fiscal 2008.

Operating expenses of the other segment related to the operations that began in January 2008, as described above, however, the Company began advertising and promoting such operations during the 4th quarter of 2007 including exhibiting at the Vision Expo West trade show in October 2007.

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

EBITDA Reconciliation

	For the Year Ended December 31 (in thousands):
	2008	2007	$ Change	% Change
EBITDA Reconciliation:
Net (loss) income	$(88)	$426	$(514)	(120.7%)
Interest	346	289	57	19.7%
Provision for (benefit from) income taxes	591	(251)	842	(335.5%)
Depreciation and amortization	654	523	131	25.0%
EBITDA	$1,503	$987	$516	52.3%

The Company also incurred other non-cash charges that effected earnings including compensation expenses related to the grant of common stock options of $88,000 and $112,000 for the years ended December 31, 2008 and 2007, respectively, and general and property taxes of $12,000 and $37,000 for the years ended December 31, 2008 and 2007, respectively.  EBITDA increased $516,000, or 52.3%, to $1,503,000 for the year ended December 31, 2008, as compared to $987,000 for the year ended December 31, 2007 mainly due to income before the provision for income taxes.  This increase was offset, in part, by the net gain on settlement of ligation during the quarter ended September 30, 2007 of $1,012,000.

Management has provided an EBITDA calculation to provide a greater level of understanding of the Company’s performance had it not been for certain significant non-cash charges.  These charges, such as depreciation and amortization, and compensation expense, are included in selling, general and administrative expenses on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Cash Flows from EBITDA

	For the Year Ended December 31, 2008
	Original	EBITDA	Difference
Cash flows from operating activities:
Net loss	$(88)	$1,503	$1,591
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	654	-	(654)
Provision for doubtful accounts	462	462	-
Deferred tax assets	520	-	(520)
Disposal of property and equipment	250	250	-
Non-cash compensation charges related to options and warrants	88	88	-
Changes in operating assets and liabilities:
Franchise and other receivables	(513)	(513)	-
Optical purchasing group receivables	619	619	-
Inventories	144	144	-
Prepaid expenses and other current assets	(96)	(96)	-
Other assets	37	37	-
Accounts payable and accrued liabilities	(1,271)	(1,342)	(71)
Optical purchasing group payables	(751)	(751)	-
Accrual for store closings	(154)	(154)	-
Franchise deposits and other liabilities	(132)	(132)	-
Net cash (used in) provided by operating activities	(231)	115	346

Cash flows from investing activities:
Franchise notes receivable issued	(117)	(117)	-
Proceeds from franchise and other notes receivable	216	216	-
Purchases of property and equipment	(344)	(344)	-
Costs associated with defending trademark value	(601)	(601)	-
Net cash used in investing activities	(846)	(846)	-

Cash flows from financing activities:
Borrowings under credit facility	950	950	-
Payments on related party obligations and other debt	(438)	(784)	(346)
Net cash provided by used in financing activities	512	166	(346)
Net decrease in cash before effect of foreign exchange rate changes	(565)	(565)	-
Effect of foreign exchange rate changes	(191)	(191)	-
Net decrease increase in cash and cash equivalents	(756)	(756)	-
Cash and cash equivalents – beginning of year	2,846	2,846	-
Cash and cash equivalents – end of year	$2,090	$2,090	$-

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, the Company had working capital of $1,116,000 and cash on hand of $2,090,000.

During the year ended December 31, 2008, cash flows used in operating activities were $231,000.  This was principally due to a decrease in optical purchasing group payables of $751,000 due to decreased optical purchasing group sales, as well as a decrease in accounts payable and accrued expenses of $1,271,000, partially due to the decrease in the number of Company-owned stores in operation leading to reduction in product purchased, and a decrease in the accrual for store closings of $154,000 as the Company settled certain landlord related litigation. These were offset, in part, by other non-cash expenses of $1,974,000 and an increase in optical purchasing group receivables of $619,000 for reasons described above.  The Company believes it will continue to improve its operating cash flows through the implementation of the Company’s new Point-of-Sales system to improve the franchise sales reporting process, the addition of new franchise locations, its current and future acquisitions, and continued efficiencies as it relates to corporate overhead expenses.

For the year ended December 31, 2008, cash flows used in investing activities were $846,000 mainly due to an increase in intangible assets for legal costs associated with defending one of the Company’s trademarks offset by proceeds received on certain franchise promissory notes and capital expenditures related to improvements to the Company’s IT infrastructure.  Management does not anticipate any major capital expenditures over the next 12 months, other than normal expenditures to continue to enhance the Company’s technology infrastructure and the Company’s internal controls.  However, Management does not know the extent of the legal costs associated with the continuance of litigation in defending one of the Company’s trademarks as the litigation is still in the discovery phase.

For the year ended December 31, 2008, cash flows provided by financing activities were $512,000 due to additional borrowings in the 4th quarter of 2008 under the Company’s Credit Facility of $950,000, offset by the repayment of the Company’s related party borrowings to Combine Optical Management Corporation.  The Company will continue to repay such borrowings with cash flows generated by the current operations.  In April 2010, the Company’s Credit Facility will expire and all outstanding borrowings will be due.  The Company is currently exploring all options available to enable it make such payment.

CREDIT FACILITY

On August 8, 2007, the Company entered into a Revolving Line of Credit Note and Credit Agreement (the “Credit Agreement”) with M&T, establishing a revolving credit facility (the “Credit Facility”), for aggregate borrowings of up to $6,000,000, to be used for general working capital needs and certain permitted acquisitions.  This Credit Facility replaced the Company’s previous revolving line of credit facility with M&T, established in August 2005.  The initial term of the Credit Facility was to expire in August 2009, however, on April 1, 2009, M&T agreed to extend the maturity date of the Credit Facility to April 1, 2010.  All sums drawn by the Company under the Credit Facility are repayable, interest only, on a monthly basis, commencing on the first day of each month during the term of the Credit Facility, calculated at the variable rate of three hundred (300) basis points in excess of LIBOR, and all principal drawn by the Company is payable on April 1, 2010.  All other terms of the Credit Facility remained the same.

On August 10, 2007, the Company borrowed $3,609,423 to fund the purchase price payable in connection with the acquisitions of TOG and COC, and borrowed $400,000 for general working capital requirements.  The Credit Facility includes various financial covenants including minimum net worth, maximum funded debt and debt service ratio requirements.  As of December 31, 2008, the Company had outstanding borrowings of $5,306,854 under the Credit Facility, which amount was included in Long-term Debt on the accompanying Consolidated Balance Sheet, and was utilizing $500,000 of the Credit Facility to hold a letter of credit in favor of a key vendor of Combine to ensure payment of any outstanding invoices not paid by Combine.  The Company was not in compliance with one of the financial covenants, however, on April 1, 2009, M&T granted the Company a waiver and agreed that such covenant was now in compliance as of December 31, 2008.  Additionally, the Company had $193,146 available under the Credit Facility for future borrowings.

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

Management’s estimate of the allowances on receivables is based on historical sales, historical loss levels, and an analysis of the collectibility of individual accounts.  To the extent that actual bad debts differed from management's estimates by 10 percent, consolidated net income would be an estimated $46,000 and $30,000 higher/lower for each of the years ended December 31, 2008 and 2007, respectively, depending upon whether the actual write-offs are greater or less than estimated.

Management’s estimate of the valuation allowance on deferred tax assets is based on whether it is more likely than not that the Company’s net operating loss carry-forwards will be utilized.  Factors that could impact estimated utilization of the Company's net operating loss carry-forwards are the success of its stores and franchisees, and the optical purchasing groups, the Company's operating efficiencies and the effects of Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred, or could occur in the future.  To the extent that management lowered its valuation allowance on deferred tax assets by 10 percent, consolidated net income would be an estimated $1,460,000 and $1,563,000 higher/lower for the years ended December 31, 2008 and 2007, respectively.

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”  Accordingly, revenues are recorded when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s price to the buyer is fixed or determinable, and collectibility is reasonably assured.  To the extent that collectibility of royalties and/or interest on franchise notes is not reasonably assured, the Company recognizes such revenues when the cash is received.  To the extent that revenues that were recognized on a cash basis were recognized on an accrual basis, consolidated net income would be an estimated $193,000 and $187,000 higher for the years ended December 31, 2008 and 2007, respectively.

Management’s performs an annual impairment analysis to determine the fair value of goodwill and certain intangible assets.  In determining the fair value of such assets, management uses a variety of methods and assumptions including a discounted cash flow analysis, consultation with third party consultants and various qualitative tests.  To the extent that management needed to impair its goodwill or certain intangible assets by 10 percent, consolidated net income would be an estimated $620,000 and $560,000 lower for the years ended December 31, 2008 and 2007, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under FAS No. 13 and related guidance from the scope of FAS No. 157. Also in February 2008, the FASB issued FSP No.157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FASB No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company does not anticipate any impact of adopting FSP 157-1 and FSP 157-2 on its financial position, cash flows, and results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. SFAS 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting.  Under SFAS 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company does not anticipate any impact of adopting SFAS 161 on its financial position, cash flows, and results of operations.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The Company is currently assessing the impact that FSP 142-3 will have on its financial position, cash flows, and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not anticipate any impact of adopting SFAS 162 on its financial position, cash flows, and results of operations.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“APB 14-1”).  APB 14-1 requires that issuers of convertible debt instruments that, upon conversion, may be settled fully or partially in cash must separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and is to be applied retrospectively to all past periods presented, even if the instrument has matured, converted, or otherwise been extinguished as of APB 14-1 effective date.  The Company is currently assessing the impact APB 14-1 will have on its financial position, cash flows, and results of operations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

This Annual Report does not include information described under Item 7 of Form 10-K pursuant to the rules of the Securities and Exchange Commission that permit “smaller reporting companies” to omit such information.

Item 8.  Financial Statements and Supplementary Data

TABLE OF CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	26-27

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2008 and 2007	28

Consolidated Statements of Operations and Comprehensive (Loss) Income for the Years	29
Ended December 31, 2008 and 2007

Consolidated Statements of Shareholders' Equity for the Years	30
Ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended	31-32
December 31, 2008 and 2007

Notes to Consolidated Financial Statements	33-57

Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Emerging Vision, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Emerging Vision, Inc. (a New York corporation) and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations and comprehensive (loss) income, shareholders' equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emerging Vision, Inc. and subsidiaries as of December 31, 2008, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/S/ ROSEN SEYMOUR SHAPSS MARTIN & COMPANY LLP

New York, New York
April 8, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Emerging Vision, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Emerging Vision, Inc. (a New York corporation) and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations and comprehensive (loss) income, shareholders' equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emerging Vision, Inc. and subsidiaries as of December 31, 2007, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/S/ MILLER, ELLIN & COMPANY LLP

New York, New York
March 20, 2008

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Data)
ASSETS	December 31,
	2008	2007
Current assets:
Cash and cash equivalents	$2,090	$2,846
Franchise receivables, net of allowance of $140 and $147, respectively	1,744	1,842
Optical purchasing group receivables, net of allowance of $172 and $60, respectively	4,221	4,840
Other receivables, net of allowance of $7 and $5, respectively	322	369
Current portion of franchise notes receivable, net of allowance of $29 and $38, respectively	107	191
Inventories	322	466
Prepaid expenses and other current assets	543	447
Deferred tax asset	351	600
Total current assets	9,700	11,601

Property and equipment, net	1,191	1,493
Franchise notes receivable, net	302	121
Deferred tax asset, net of current portion	803	1,074
Goodwill	4,127	4,127
Intangible assets, net	3,218	2,819
Other assets	296	389
Total assets	$19,637	$21,624

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,362	$5,633
Optical purchasing group payables	3,709	4,460
Accrual for store closings	146	300
Short-term debt	14	32
Related party obligations	353	404
Total current liabilities	8,584	10,829

Long-term debt	5,358	4,424
Related party obligations, net of current portion	417	770
Franchise deposits and other liabilities	310	442
Total liabilities	14,669	16,465

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized: Senior Convertible Preferred Stock, $100,000 liquidation preference per share; 0.74 shares issued and outstanding	74	74
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 125,475,143 shares issued and 125,292,806 shares outstanding	1,254	1,254
Treasury stock, at cost, 182,337 shares	(204)	(204)
Additional paid-in capital	128,059	127,971
Accumulated comprehensive loss	(267)	(76)
Accumulated deficit	(123,948)	(123,860)
Total shareholders' equity	4,968	5,159
Total liabilities and shareholders' equity	$19,637	$21,624

The accompanying notes are an integral part of these consolidated financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (In Thousands, Except Per Share Data)
	For the Year Ended December 31,
	2008	2007

Revenue:
Optical purchasing group sales	$57,914	$33,848
Franchise royalties	6,211	6,626
Retail sales – Company-owned stores	3,715	5,393
Membership fees – VisionCare of California	3,551	3,513
Franchise related fees and other revenues	418	241
Total revenue	71,809	49,621

Costs and operating expenses:
Cost of optical purchasing group sales	55,152	32,105
Cost of retail sales – Company-owned stores	932	1,469
Selling, general and administrative expenses	14,976	16,494
Provision for store closings	-	263
Total costs and operating expenses	71,060	50,331

Operating income (loss)	749	(710)

Other income (expense):
Interest on franchise notes receivable	24	35
Other income	49	70
Gain on settlement of litigation	-	1,012
Interest expense, net of interest income of $26 and $57, respectively	(319)	(232)
Total other (expense) income	(246)	885

Income before provision for (benefit from) income taxes	503	175
Provision for (benefit from) income taxes	591	(251)
Net (loss) income	(88)	426

Comprehensive (loss) income:
Foreign currency translation adjustments	(191)	(76)
Comprehensive (loss) income	$(279)	$350

Net (loss) income per share:
Basic	$(0.00)	$0.01
Diluted	$(0.00)	$0.00

Weighted-average number of common shares outstanding –
Basic	125,293	84,489
Diluted	125,293	93,131

The accompanying notes are an integral part of these consolidated financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 (In Thousands, Except Share Data)
	Senior Convertible Preferred Stock		Common Stock		Treasury Stock, at cost		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance – December 31, 2006	1	$74	70,506,035	$705	182,337	$(204)	$127,062	$-	$(124,286)	$3,351
Exercise of stock options and warrants	-	-	54,848,264	548	-	-	797	-	-	1,345
Issuance of restricted stock for services rendered in connection with investor relations	-	-	120,844	1	-	-	112	-	-	113
Effects of foreign currency translation adjustments	-	-	-	-	-	-	-	(76)	-	(76)
Net income	-	-	-	-	-	-	-	-	426	426
Balance – December 31, 2007	1	$74	125,475,143	$1,254	182,337	$(204)	$127,971	$(76)	$(123,860)	$5,159
Issuance of stock options	-	-	-	-	-	-	88	-	-	88
Effects of foreign currency translation adjustments	-	-	-	-	-	-	-	(191)	-	(191)
Net loss	-	-	-	-	-	-	-	-	(88)	(88)
Balance – December 31, 2008	1	$74	125,475,143	$1,254	182,337	$(204)	$128,059	$(267)	$(123,948)	$4,968

The accompanying notes are an integral part of these consolidated financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands)
	For the Year Ended December 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(88)	$426
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	654	523
Provision for doubtful accounts	462	319
Deferred tax assets	520	(274)
Provision for store closings	-	263
Non-cash compensation charges related to options and warrants	88	112
Disposal of property and equipment	250	(13)
Changes in operating assets and liabilities:
Franchise and other receivables	(513)	(455)
Optical purchasing group receivables	619	688
Inventories	144	(35)
Prepaid expenses and other current assets	(96)	60
Other assets	37	(34)
Accounts payable and accrued liabilities	(1,271)	1,013
Optical purchasing group payables	(751)	(950)
Accrual for store closings	(154)	-
Franchise deposits and other liabilities	(132)	(45)
Net cash (used in) provided by operating activities	(231)	1,598

Cash flows from investing activities:
Franchise notes receivable issued	(117)	(252)
Proceeds from franchise and other notes receivable	216	293
Proceeds from the sale of property and equipment	-	33
Purchases of property and equipment	(344)	(918)
Costs associated with defending trademark value	(601)	(310)
Acquisition of 1725758 Ontario Inc.	-	(3,609)
Net cash used in investing activities	(846)	(4,763)

Cash flows from financing activities:
Proceeds from the issuance of common stock upon the exercise of stock options and warrants	-	1,345
Return of restricted cash	-	250
Proceeds from equipment financing	-	79
Borrowings under credit facility	950	4,299
Payments on related party obligations and other debt	(438)	(1,175)
Net cash provided by financing activities	512	4,798
Net (decrease) increase in cash before effect of foreign exchange rate changes	(565)	1,633
Effect of foreign exchange rate changes	(191)	(76)
Net (decrease) increase in cash and cash equivalents	(756)	1,557
Cash and cash equivalents – beginning of year	2,846	1,289
Cash and cash equivalents – end of year	$2,090	$2,846
(Continued)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$294	$59
Taxes	$33	$36

Non-cash investing and financing activities:
Notes receivable in connection with the sale of three Company-owned stores (inclusive of all inventory and property and equipment)	$151	$-

Notes receivable in connection with franchisee settlement (inclusive of all franchise related receivables)	$130	$-

The accompanying notes are an integral part of these consolidated financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

Business

Emerging Vision, Inc. and subsidiaries (collectively, the “Company” or “EVI”) operates one of the largest chains of retail optical stores and one of the largest franchise optical chains in the United States, based upon management’s beliefs, domestic sales and the number of locations of Company-owned and franchised stores (collectively “Sterling Stores”).  The Company also targets retail optical stores within the United States and within Canada to become members of its two optical purchasing groups, Combine Buying Group, Inc. (“Combine” or “COM”) and The Optical Group (“TOG”).  Additionally, the Company operates VisionCare of California, Inc. (“VCC”), a wholly owned subsidiary that is a specialized health care maintenance organization licensed by the State of California, Department of Managed Health Care, which employs licensed optometrists who render services in offices located immediately adjacent to, or within, most Sterling Stores located in California.  The Company was incorporated under the laws of the State of New York in January 1992 and, in July 1992, purchased substantially all of the assets of Sterling Optical Corp., a New York corporation, then a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code.

As of December 31, 2008, there were 139 Sterling Stores in operation, consisting of 6 Company-owned stores (inclusive of 1 store operated under the terms of a management agreement) and 133 franchised stores, 842 active members of COM, and 535 active members of TOG.

Basis of Presentation

The Consolidated Financial Statements include the operations of the Company’s retail optical store operations, VCC, Combine and TOG.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of EVI and its operating and non-operating subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash represents cash on hand at Company-owned stores and cash on deposit with various financial institutions.  All highly liquid investments with an original maturity (from date of purchase) of three months or less are considered to be cash equivalents.  The Company's cash equivalents are invested in various investment-grade money market accounts and in Canadian treasury accounts.

Fair Value of Financial Instruments

In determining the carrying values of the Company’s cash and cash equivalents, short-term franchise and other receivables, and accounts payable, the Company approximates their fair value due to the short-term maturities of such accounts as of each balance sheet date.  In determining the fair value of its other financial instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing as of each balance sheet date.  For long-term debt, and stock options and warrants, standard market conventions and techniques, such as discounted cash flow analysis, option pricing models, replacement cost and termination cost, are used to determine fair value.  All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method, and consist primarily of contact lenses, ophthalmic lenses, eyeglass frames and sunglasses.

Property and Equipment, net

Property and equipment, net, are recorded at cost, less accumulated depreciation and amortization. Depreciation is recorded on a straight-line basis over the estimated useful lives of the respective classes of assets.  Amortization expense is recorded on a straight-line basis over the remaining term of the associated lease.  All depreciation and amortization costs are reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

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

Goodwill and Intangible Assets, net

In 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  This Statement provides that goodwill and certain intangible assets with indefinite lives should not be amortized, but should be reviewed, at least annually, for impairment. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual value.  In accordance with the adoption of SFAS No. 142, management performed a review of its existing goodwill and certain intangible assets, and determined that they are not impaired as of December 31, 2008.  All other intangible assets are being amortized over their useful lives.

Impairment of Long-Lived Assets

The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, but amends the prior accounting and reporting standards for segments of a business to be disposed of.  The Company periodically evaluates its long-lived assets (on a store-by-store basis) based on, among other factors, the estimated, undiscounted future cash flows expected to be generated from such assets in order to determine if an impairment exists.  During the years ended December 31, 2008 and 2007, there were no impairment charges.

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

Franchise royalties – Represents continuing franchise royalty fees based upon a percentage of the gross revenues generated by each franchised location.  Continuing franchise royalties are based upon a percentage of the gross revenues generated by each franchised location.  To the extent that collectability of royalties is not reasonably assured, the Company recognizes such revenue when the cash is received;

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

Franchise related fees and other revenues – Represents certain franchise fees collected by the Company under the terms of franchise agreements (including, but not limited to, initial franchise, transfer, renewal and conversion fees).  Initial franchise fees, which are non-refundable, are recognized when the related franchise agreement is signed.  For the years ended December 31, 2008 and 2007, the Company recognized $299,000 and $241,000, respectively, of such franchise related fees.  Other revenues are revenues not generated by one of the other five principal sources such as commission income and employee optical sales.

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

Cost of optical purchasing group sales include Combine and TOG cost of product (based on the volume purchasing power from ordering for its members as a group) from its vendors, the associated shipping and freight costs, less certain discounts for the Company’s guaranteed prompt payment.

Selling, general and administrative expenses

Selling, general and administrative expenses primarily include payroll and related benefits, franchise promotions and seminars, business travel, rent and related overhead, advertising, professional fees, depreciation and amortization, bank and credit card fees, bad debt expense, and equity compensation charges.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising costs aggregated approximately $390,000 and $875,000 for the years ended December 31, 2008 and 2007, respectively, and is reflected in selling, general and administrative expenses on the accompanying Consolidated Statements of Operations.  Advertising fees received from franchisees are not accounted for in the Consolidated Statements of Operations as the Company acts in an agent capacity with respect to those funds.  These funds are included in accounts payable and accrued liabilities on the accompanying Consolidated Balance Sheets until such time as the franchisee directs the spending of such funds.

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

Foreign Currency Translation

The financial position and results of operations of TOG were measured using TOG’s local currency (Canadian Dollars) as the functional currency.  Balance sheet accounts are translated from the foreign currency into U.S. Dollars at the period-end rate of exchange.  Income and expenses are translated at the weighted average rates of exchange for the period.  The resulting $191,000 and $76,000 translation loss from the conversion of foreign currency to U.S. Dollars for the years ended December 31, 2008 and 2007, respectively, is included as a component of comprehensive (loss) income for the years ended December 31, 2008 and 2007, respectively, and is recorded directly to accumulated comprehensive loss within the Consolidated Balance Sheets as of December 31, 2008, and 2007, respectively.

Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB’s Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109.”  FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  FIN 48 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values.  No such amounts were accrued for at January 1, 2007.  Additionally, no adjustments related to uncertain tax positions were recognized during the years ended December 31, 2008 and 2007.

The Company recognizes interest and penalties related to uncertain tax positions as a reduction of the income tax benefit.  No interest and penalties related to uncertain tax positions were accrued as of December 31, 2008 and 2007.

The Company operates in multiple tax jurisdictions within the United States of America and Canada.  Although we do not believe that we are currently under examination in any of our major tax jurisdictions, we remain subject to examination in all of our tax jurisdictions until the applicable statutes of limitation expire.  As of December 31, 2008, a summary of the tax years that remain subject to examination in our major tax jurisdictions are:  United States – Federal and State – 2005 and forward.  The Company does not expect to have a material change to unrecognized tax positions within the next twelve months.

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

Stock-Based Compensation

The Company follows the provisions of SFAS No. 123R, “Share-Based Payment,” which revised SFAS No. 123 to require all share-based payments to employees, including grants of employee stock options, to be recognized based on their fair values.

The Company determined the fair value of the options, warrants and restricted stock issued during 2008 and 2007 using the Black-Scholes option pricing model with the following assumptions:  1 to 5-year expected life; 3 to 10-year expiration period; risk-free interest rates ranging from 2.34% to 4.98%; stock price volatility ranging from 54% to 74%; with no dividends over the expected life.

The Company recognized stock-based compensation expenses of approximately $2,000 and $7,000 related to the issuance of stock options to certain employees for the years ended December 31, 2008 and 2007, respectively, which expenses are reflected in selling, general and administrative expenses on the accompanying Consolidated Statement of Income.

The Company recognized stock-based compensation expense of approximately $5,000 and $60,000 related to its issuance of restricted stock and stock warrants to certain non-employee investor relation consultants for the years ended December 31, 2008 and 2007, respectively, which expenses are reflected in selling, general and administrative expenses on the accompanying Consolidated Statements of Operations.

The Company recognized stock-based compensation expense of approximately $81,000 and $46,000 related to its issuance of stock options certain non-employee directors for the years ended December 31, 2008 and 2007, respectively, which expenses are reflected in selling, general and administrative expenses on the accompanying Consolidated Statements of Operations.

Concentration of Credit Risk

Cash
The Company maintains cash balances with various financial institutions, which, at times, may exceed the Federal Deposit Insurance Corporation limit in the United States and/or the Canadian Deposit Insurance Corporation (“CDIC”) limit in Canada.  The Company has not experienced any losses to date as a result of this policy, and management believes there is little risk of loss.  Uninsured cash as of December 31, 2008 was approximately $622,000, including $470,000 in Canada where the CDIC limit is $60,000.

Receivables
The Company operates retail optical stores and its two optical purchasing businesses in North America, and its receivables are from franchisees that also operate retail optical stores in the United States and from its optical purchasing members that operate retail optical stores in North America.  The Company estimates allowances for doubtful accounts based on its franchisees’ or members’ financial condition and collection history.  Management believes the Company’s allowances are sufficient to cover any losses related to its inability to collect its accounts and notes receivables.  Accounts are written-off when significantly past due and deemed uncollectible by management.  At times, the Company experiences difficulties with the collection of amounts due from certain franchisees and with certain franchisees’ reporting of revenues subject to royalties.  This is a common problem for franchisors, and the Company has taken steps designed to improve such franchise sales reporting such as the installation, across the franchise chain, of a uniform Point-of-Sale computer system.

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

As of December 31, 2008 and 2007, optical purchasing group payables relating to its three most significant vendors as a percentage were as follows:

	December 31,
	2008	2007

Vendor A	20.4%	32.5%
Vendor B	15.2%	12.0%
Vendor C	5.4%	5.0%
	41.0%	49.5%

Segment Information

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes annual and interim reporting standards for an enterprise’s operating segments, and related disclosures about its products, services, geographic areas and major customers.  As defined in SFAS No. 131, for the year ended December 31, 2005, the Company reviewed its business operations and determined that the Company's operations were classified into one principal industry segment; retail optical.  During 2006, in connection with the Company acquiring substantially all of the tangible assets of Combine Optical Management Corporation, the Company established a second operating segment (the optical purchasing group segment).  Effective January 1, 2008, the Company began reporting on the operations of six reportable business segments.

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year presentation.

NOTE 2 – ACQUISITIONS:

1725758 Ontario Inc. (d/b/a The Optical Group)

On August 10, 2007, effective August 1, 2007, the Company, through its wholly-owned subsidiary OG Acquisition, Inc. (“OG”), acquired all of the outstanding equity interests of 1725758 Ontario Inc., d/b/a The Optical Group ("TOG") and substantially all of the assets of Corowl Optical Credit Services, Inc. ("COC") for an aggregate purchase price of cash consideration of $3,800,000 CAD (Canadian Dollars).  The Company withdrew funds from its Credit Facility with Manufacturers and Traders Trust Corporation (“M&T”), including $3,609,423 to fund the purchase price payable in connection with the acquisitions of TOG and COC, and $50,000 for general working capital requirements.  TOG is based in Ontario, Canada and operates an optical purchasing group business in Canada.  COC is based in Ontario, Canada and operates a credit reference business within the optical industry in Canada.  TOG had approximately 535 active members in its optical purchasing group business as of December 31, 2008.
The Company utilized the services of ValueScope, Inc. (“ValueScope”), independent valuation experts, to determine the estimated fair value of the acquisition.  In determining fair value, ValueScope reviewed the historical financials of TOG, interim financials, the Business Acquisition Agreement between OG and TOG, TOG vendor agreements, comparable companies within the industry, along with other pertinent information, the acquisition was accounted for as a business purchase and recorded at the estimated fair value (based on ValueScope’s valuation) of the assets acquired and liabilities assumed on August 1, 2007, as follows:

Purchase Price		$3,609,000
Working Capital	1,000
Accounts receivable	3,817,000
Property and equipment	41,000
Intangible assets	1,844,000
Accounts payable	(3,676,000)	2,027,000
Goodwill		$1,582,000

Property and equipment is being depreciated on a straight-line basis over the estimated useful lives of the respective classes of assets.  The intangible assets consist of a covenant not-to-compete agreement with a five year useful life, customer-related intangibles with a ten year useful life, and a trade name with an indefinite life.  The goodwill and the amortizable intangible assets are being amortized over fifteen years for tax purposes only.

The following table shows certain unaudited pro forma results of the Company, giving effect to the acquisitions of TOG, assuming the acquisition were consummated at the beginning of the year ended December 31, 2007:

(In thousands)
2007
Business Segment Net Revenues:
Retail Optical Stores	$15,773
Optical Purchasing Group Business	57,390
Net revenues	$73,163

Business Segment (Loss) Income before Benefit from Income Taxes:
Retail Optical Stores	$(401)
Optical Purchasing Group Business	1,116
Income before benefit from income taxes	$715

Business Segment Net (Loss) Income:
Retail Optical Stores	$(150)
Optical Purchasing Group Business	1,116
Net income	$966

Business Segment Net (Loss) Income Per Share – Basic and Diluted:
Retail Optical Stores	$(0.00)
Optical Purchasing Group Business	0.01
Net income per share – Basic and Diluted	$0.01

NOTE 3 – PER SHARE INFORMATION:

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per share of common stock (“Basic EPS”) is computed by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding.  Diluted earnings per share of common stock (“Diluted EPS”) is computed by dividing the net (loss) income by the weighted-average number of shares of common stock, and dilutive common stock equivalents and convertible securities then outstanding.  SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Consolidated Statements of Operations.  Common stock equivalents totaling 7,678,418 and 2,202,687 were excluded from the computation of Diluted EPS for the years ended December 31, 2008 and 2007, respectively, as their effect on the computation of Diluted EPS would have been anti-dilutive.  For the year ended December 31, 2008, 3,398,687 of common stock equivalents could potentially dilute the earnings per share calculations, but were not included because their effect was anti-dilutive in 2008.

The following table sets forth the computation of basic and diluted per share information:

	(In thousands)
	2008	2007
Numerator:
Net (loss) income	$(88)	$426

Denominator:
Weighted average common shares outstanding	125,293	84,489
Dilutive effect of stock options and warrants	-	8,642
Weighted average common shares outstanding, assuming dilution	125,293	93,131

Per Share Information:
Basic	$(0.00)	$0.01
Diluted	$(0.00)	$0.00

NOTE 4 – FRANCHISE NOTES RECEIVABLE:

Franchise notes held by the Company consist of purchase money notes related to Company-financed conveyances of Company-owned store assets to franchisees, certain franchise notes receivable obtained by the Company in connection with acquisitions in prior years, and promissory notes in connection with the settlement of past due fees due to sales underreporting.  Substantially all notes are secured by the underlying assets of the related franchised store, as well as the personal guarantee of the principal owners of the franchise.  As of December 31, 2008, these notes generally provided for interest ranging from 6% to 12%.

Scheduled maturities of notes receivable as of December 31, 2008, are as follows (in thousands):

2009	$136
2010	111
2011	67
2012	39
2013	79
Thereafter	6
438
Less: allowance for doubtful accounts	(29)
$409

NOTE 5 – VALUATION AND QUALIFYING ACCOUNTS:

Franchise receivables, optical purchasing group receivables, franchise notes receivable, and other Company receivables, are shown on the Consolidated Balance Sheets net of allowances for doubtful accounts.  The following is a breakdown, by major component, of the change in those allowances, along with the accruals for store closings:

	(In thousands)
	As of December 31,

	2008	2007
Franchise Receivables:
Balance, beginning of year	$147	$110
Charged to expense	243	91
Reductions, including write-offs	(250)	(55)
Additions and transfers	-	1
Balance, end of year	$140	$147

Optical Purchasing Group Receivables:
Balance, beginning of year	$60	$40
Charged to expense	160	41
Reductions, including write-offs	(48)	(21)
Additions and transfers	-	-
Balance, end of year	$172	$60

Franchise Notes Receivables:
Balance, beginning of year	$38	$49
Charged to expense	-	27
Reductions, including write-offs	-	(37)
Additions and transfers	(9)	(1)
Balance, end of year	$29	$38

Other Company Receivables:
Balance, beginning of year	$5	$2
Charged to expense	59	160
Reductions, including write-offs	(57)	(157)
Additions and transfers	-	-
Balance, end of year	$7	$5

Accrual for Store Closings:
Balance, beginning of year	$300	$37
Charged to expense	-	236
Reductions, including write-offs	(269)	-
Additions and transfers	115	27
Balance, end of year	$146	$300

NOTE 6 – PROPERTY AND EQUIPMENT, NET:

Property and equipment, net, consists of the following:
	(In thousands) As of December 31,		Estimated
	2008	2007	Useful Lives

Furniture and fixtures	$383	$379	5-7 years
Machinery and equipment	2,112	2,084	3-5 years
Software	920	846	3-5 years
Leasehold improvements	1,299	1,347	10 years*
	4,714	4,656
Less: accumulated depreciation	(3,523)	(3,163)
Property and equipment, net	$1,191	$1,493

* Based upon the lesser of the assets’ useful lives or the term of the lease of the related property.

Depreciation and amortization expense on property and equipment for the years ended December 31, 2008 and 2007 was $396,000 and $369,000, respectively, and is reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

NOTE 7 – INTANGIBLE ASSETS, NET:

Intangible assets, net, consist of the following:
	(In thousands) As of December 31,		Estimated
	2008	2007	Useful Lives

Customer lists	$1,057	$1,057	10-11 years
Non-compete agreement	453	453	5 years
Trade name	2,078	1,477	Indefinite
	3,588	2,987
Less: accumulated amortization	(370)	(168)
Intangible assets, net	$3,218	$2,819

Amortization expense on intangible assets for the years ended December 31, 2008 and 2007 was $202,000 and $135,000, respectively, and is reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.  Amortization expense of $193,000, $193,000, $169,000, $121,000 and $102,000 will be reflected in future Consolidated Statements of Operations for the years ending December 31, 2009, 2010, 2011, 2012 and 2013, respectively.

NOTE 8 – ACCRUAL FOR STORE CLOSINGS:

The Company follows the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which superseded EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”  In accordance therewith, the Company records a liability for the cost associated with an exit or disposal activity when the liability is incurred.  For the year ended December 31, 2007, the Company recorded a provision for two store closings totaling approximately $263,000, which was comprised of lease termination costs.  No provision for store closings was provided for during the year ended December 31, 2008.  As of December 31, 2008 and 2007, $146,000 and $300,000, respectively, was reflected in accrual for store closings on the accompanying Consolidated Balance Sheets.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2008	2007

Accounts payable	$2,309	$2,961
Accrued payroll and fringe benefits	533	536
Accrued professional fees	114	128
Accrued advertising	871	1,310
Accrued rent under sublease	166	227
Accrued income and other taxes	129	95
Other accrued expenses	240	376
	$4,362	$5,633

NOTE 10 – LONG-TERM DEBT (INCLUDING RELATED PARTY BORROWINGS):

As of December 31, 2008, principal payments due on the Company's long-term debt and related party borrowings are as follows (in thousands):

Year	Related Party Borrowings (1)	Long-Term (2)	Other Debt (3)	Total

2009	$353	$-	$14	$367
2010	334	5,307	16	5,657
2011	83	-	17	100
2012	-	-	18	18
	$770	$5,307	$65	$6,142

1)
In connection with the acquisition of all of the net tangible assets of Combine Optical Management Corporation (“COMC”), the Company entered into two promissory notes with COMC.  The first note provides for four annual installments, which commenced October 1, 2007, totaling $1,273,000 (which is non-interest bearing with an imputed annual interest rate of 8.1%).  The second note, which commenced October 1, 2006, provides for sixty monthly installments totaling $500,000 at 7% interest per annum.  In order to secure repayment, the Company entered into Security Agreements with COMC granting COMC a security interest in substantially all of the assets of Combine.

2)
The Company had outstanding borrowings of $5,306,854 under its Credit Facility with M&T Bank (“M&T”), which borrowings are payable (interest only) monthly and bear interest at a rate of LIBOR plus 2.75%.  As of December 31, 2008, the interest rate was 4.18%.  The principal and any accrued interest are due and payable in April 2010.  In order to secure repayment, the Company entered into Security Agreements with M&T granting M&T a security interest in substantially all of the assets of the Company, other than the assets described above securing Combine.

3)
In connection with the remodeling of one of the Company-owned stores, the Company obtained $78,000 of equipment financing from De Lage Landen Financial Services, Inc. in November 2007, which borrowings provide for sixty monthly installments and bear interest at a rate of 10.2%.

NOTE 11 – CREDIT FACILITY:

On August 8, 2007, the Company entered into a Revolving Line of Credit Note and Credit Agreement (the “Credit Agreement”) with M&T, establishing a revolving credit facility (the “Credit Facility”), for aggregate borrowings of up to $6,000,000, to be used for general working capital needs and certain permitted acquisitions.  This Credit Facility replaced the Company’s previous revolving line of credit facility with M&T, established in August 2005.  The initial term of the Credit Facility was to expire in August 2009, however, on April 1, 2009, M&T agreed to extend the maturity date of the Credit Facility to April 1, 2010.  All sums drawn by the Company under the Credit Facility are repayable, interest only, on a monthly basis, commencing on the first day of each month during the term of the Credit Facility, calculated at the variable rate of three hundred (300) basis points in excess of LIBOR, and all principal drawn by the Company is payable on April 1, 2010.  All other terms of the Credit Facility remained the same.

On August 10, 2007, the Company borrowed $3,609,423 to fund the purchase price payable in connection with the acquisitions of TOG and COC, and borrowed $400,000 for general working capital requirements.  The Credit Facility includes various financial covenants including minimum net worth, maximum funded debt and debt service ratio requirements.  As of December 31, 2008, the Company had outstanding borrowings of $5,306,854 under the Credit Facility, which amount was included in Long-term Debt in the accompanying Consolidated Balance Sheet, and was utilizing $500,000 of the Credit Facility to hold a letter of credit in favor of a key vendor of Combine to ensure payment of any outstanding invoices not paid by Combine.  The Company was not in compliance with one of the financial covenants, however, on April 1, 2009, M&T granted the Company a waiver and agreed that such covenant was now in compliance as of December 31, 2008.  Additionally, the Company had $193,146 available under the Credit Facility for future borrowings.

NOTE 12 – INCOME TAXES:

The Company records the income tax effect of transactions in the same year that the transactions occur to determine net income, regardless of when the transactions are recognized for tax purposes.  Deferred taxes are provided to reflect the income tax effects of amounts included in the Company’s financial statements in different periods than for tax purposes, principally valuation allowances for accounts receivables, equity compensation charges, and depreciation and amortization expenses for income tax purposes.  The provision for (benefit from) income taxes for the years ended December 31, 2008 and 2007 was $591,000 and ($251,000), respectively.

As of December 31, 2008 and 2007, net deferred tax assets were approximately $15,800,000 and $17,300,000, respectively, resulting primarily from the future tax benefit of net operating loss carry-forwards.  In accordance with SFAS No. 109, the Company has provided a valuation allowance against its net deferred tax assets of approximately $14,600,000 and $15,600,000 as of December 31, 2008 and 2007, respectively.  The valuation allowance against the net deferred tax assets decreased by approximately $1,000,000 and $1,600,000 during the years ended December 31, 2008 and 2007, respectively.

The Company evaluates deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted.  The Company assesses whether valuation allowances should be established against the deferred tax assets based on consideration of all available evidence, both positive and negative, using a more likely than not standard.  This assessment considers, among other matters, the nature, frequency of recent income and losses, forecasts of future profitability and the duration of statutory carryforward period.  In making such judgments, significant weight is given to evidence that can be objectively verified.

Valuation allowances have been established for deferred tax assets based on a more likely than not threshold.  The Company’s ability to realize deferred tax assets depends on the Company’s ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each applicable tax jurisdiction.

The tax effect of temporary differences that give rise to the deferred tax asset as of December 31, 2008 and 2007, are presented below (in thousands):

	2008	2007
Deferred tax assets:
Reserves and allowances	$143	$1,150
Net operating loss and credits carryforwards	15,725	16,003
Stock compensation expense	294	258
Accrued expenses	46	-
Total deferred tax assets	16,208	17,411

Deferred tax liabilities:
Depreciation and amortization	(420)	(109)
Total deferred tax liabilities	(420)	(109)
	15,788	17,302
Less: Valuation allowance	(14,634)	(15,628)
Net deferred tax asset	$1,154	$1,674

The provision for (benefit from) income taxes for the years ended December 31, 2008 and 2007 is presented below as follows (in thousands):

	2008	2007
Current:
U.S. Federal	$3	$3
U.S. State and local	1	10
Foreign – Canada	67	10
Total current	71	23

Deferred:
U.S. Federal	442	(233)
U.S. State and local	78	(41)
Foreign – Canada	-	-
Total deferred	520	(274)
Provision for (benefit from) income taxes	$591	$(251)

As of December 31, 2008 and 2007, the Company had net operating loss carry forwards for regular tax and alternative minimum taxable income purposes available to reduce future taxable income, which may be limited in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred, or could occur in the future.  These carryforwards expire as follows (in thousands):

	Net Operating Loss	AMT Operating Loss

2011	$1,518	$1,083
2012	3,845	3,845
2018	10,810	10,810
2019	1,358	1,358
2020	20,269	20,269
2021	2,369	1,808
2022	4,375	4,310
2023	166	166
2024	25	25
2025	21	21
2026	24	24
2027	314	314
	$45,094	$44,033

The Company’s effective tax rate differs from the statutory Federal income tax rate of 34%, primarily due to the effect of state and income taxes and the impact of recording a valuation allowance to offset the potential future tax benefit resulting from net operating loss carry-forwards for all years presented.  The following is a reconciliation of the U.S. Federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2008 and 2007:

	2008	2007

Federal statutory rate	34.0%	34.0%
State and local income taxes, net of federal tax benefit	0.1%	2.2%
Permanent differences	25.4%	3.0%
Net operating loss carry forward adjustments	1.5%	12.4%
Change to valuation allowance	56.5%	(195.0%)
Effective tax rate	117.5%	(143.4%)

NOTE 13 – SEGMENT REPORTING

Business Segments

Operating segments are organized internally primarily by the type of services provided, and in accordance with SFAS No.131, “Disclosures About Segments of an Enterprise and Related Information.”  The Company has aggregated similar operating segments into six reportable segments: (1) Optical Purchasing Group Business, (2) Franchise, (3) Company Store, (4) VisionCare of California, (5) Corporate Overhead and (6) Other.

The Optical Purchasing Group Business segment consists of the operations of Combine, acquired in August 2006 and TOG, acquired in August 2007.  Revenues generated by this segment represent the sale of products and services, at discounted pricing, to Combine and TOG members.  The businesses in this segment are able to use their membership count to get better discounts from vendors than a member could obtain on its own.  Expenses include direct costs for such product and services, salaries and related benefits, depreciation and amortization, interest expense on financing these acquisitions, and other overhead.

The Franchise segment consists of 133 franchise locations as of December 31, 2008.  Revenues generated by this segment represent royalties on the total sales of the franchise locations, other franchise related fees such as initial franchise, transfer, renewal and conversion fees, additional royalties in connection with franchise store audits, and interest charged on franchise financing.  Expenses include the salaries and related benefits/expenses of the Company’s franchise field support team, corporate salaries and related benefits, convention related expenses, consulting fees, and other overhead.

The Company Store segment consists of 6 Company-owned retail optical stores (including one under the terms of a management agreement) as of December 31, 2008.  Revenues generated from such stores are a result of the sales of eye care products and services such as prescription and non-prescription eyeglasses, eyeglass frames, ophthalmic lenses, contact lenses, sunglasses and a broad range of ancillary items.  Expenses include the direct costs for such eye care products, doctor and store staff salaries and related benefits, rent, advertising, and other overhead.

The VisionCare of California segment consists of optometric services provided to patients (members) of those franchise retail optical stores located in the state of California.  Revenues consist of membership fees generated for such optometric services provided to individual patients (members).  Expenses include salaries and related benefits for the doctors that render such optometric services, and other overhead.

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

Certain business segment information is as follows (in thousands):

	As of December 31,
	2008	2007
Total Assets:
Optical Purchasing Group Business	$12,246	$13,115
Franchise	5,386	5,423
Company Store	547	1,209
VisionCare of California	632	568
Corporate Overhead	814	1,264
Other	12	45
Total assets	$19,637	$21,624

	As of December 31,
	2008	2007
Capital Expenditures:
Optical Purchasing Group Business	$42	$119
Franchise	40	-
Company Store	139	372
VisionCare of California	2	45
Corporate Overhead	121	382
Other	-	-
Total capital expenditures	$344	$918

Total Goodwill:
Optical Purchasing Group Business	$2,861	$2,861
Franchise	1,266	1,266
Company Store	-	-
VisionCare of California	-	-
Corporate Overhead	-	-
Other	-	-
Total goodwill	$4,127	$4,127

Total Intangible Assets:
Optical Purchasing Group Business	$2,307	$2,509
Franchise	911	310
Company Store	-	-
VisionCare of California	-	-
Corporate Overhead	-	-
Other	-	-
Total intangible assets	$3,218	$2,819

Total Goodwill Additions:
Optical Purchasing Group Business	$-	$1,583
Franchise	-	-
Company Store	-	-
VisionCare of California	-	-
Corporate Overhead	-	-
Other	-	-
Total goodwill additions	$-	$1,583

Total Intangible Asset Additions:
Optical Purchasing Group Business	$-	$1,844
Franchise	601	310
Company Store	-	-
VisionCare of California	-	-
Corporate Overhead	-	-
Other	-	-
Total intangible asset additions	$601	$2,154

	For the Year Ended December 31,
	2008	2007
Net Revenues:
Optical Purchasing Group Business	$57,914	$33,848
Franchise	6,510	6,867
Company Store	3,715	5,393
VisionCare of California	3,551	3,513
Corporate Overhead	-	-
Other	119	-
Net revenues	$71,809	$49,621
Income (Loss) before Provision for (Benefit from) Income Taxes:
Optical Purchasing Group Business	$979	$576
Franchise	3,624	4,897
Company Store	(427)	(1,029)
VisionCare of California	44	38
Corporate Overhead	(3,646)	(4,090)
Other	(71)	(217)
Income before provision for (benefit from) income taxes	$503	$175

Depreciation and Amortization:
Optical Purchasing Group Business	$303	$203
Franchise	127	93
Company Store	69	113
VisionCare of California	22	19
Corporate Overhead	127	93
Other	6	2
Total depreciation and amortization	$654	$523

Interest Expense:
Optical Purchasing Group Business	$294	$230
Franchise	52	59
Company Store	-	-
VisionCare of California	-	-
Corporate Overhead	-	-
Other	-	-
Total interest expense	$346	$289

The following table shows certain unaudited pro forma results of the Company, assuming the Company had acquired TOG at the beginning of the year ended December 31, 2007 (in thousands):

	For the Year Ended December 31,
	2008	2007
		(unaudited)
Net Revenues:
Optical Purchasing Group Business	$57,914	$57,390
Franchise	6,510	6,867
Company Store	3,715	5,393
VisionCare of California	3,551	3,513
Corporate Overhead	-	-
Other	119	-
Net revenues	$71,809	$73,163
Income (Loss) before Provision for (Benefit from) Income Taxes:
Optical Purchasing Group Business	$979	$1,116
Franchise	3,624	4,897
Company Store	(427)	(1,029)
VisionCare of California	44	38
Corporate Overhead	(3,646)	(4,090)
Other	(71)	(217)
Income before provision for (benefit from) income taxes	$503	$715

Depreciation and Amortization:
Optical Purchasing Group Business	$303	$216
Franchise	127	93
Company Store	69	113
VisionCare of California	22	19
Corporate Overhead	127	93
Other	6	2
Total depreciation and amortization	$654	$536

Interest Expense:
Optical Purchasing Group Business	$294	$357
Franchise	52	59
Company Store	-	-
VisionCare of California	-	-
Corporate Overhead	-	-
Other	-	-
Total interest expense	$346	$416

Geographic Information

The Company also does business in two separate geographic areas; the United States and Canada.  Certain geographic information is as follows:

	For the Year Ended December 31,
	2008	2007
Net Revenues:
United States	$30,124	$32,664
Canada	41,685	16,957
Net revenues	$71,809	$49,621

Income before Provision for (Benefit from) Income Taxes:
United States	$350	$117
Canada	153	58
Income before provision for (benefit from) income taxes	$503	$175

The geographic information on Canada includes TOG’s business activity from August 1, 2007, the effective date of the acquisition of TOG.  Canadian revenue is generated from the Company’s optical purchasing group members located in Canada.  TOG provides customer management services, on behalf of the Company, to such members.

Geographic information is summarized as follows for the year ended December 31, 2008 (in thousands):

	United States	Canada	Total

Total Assets	$16,678	$2,959	$19,637
Property and Equipment	1,156	35	1,191
Depreciation and Amortization	645	9	654
Capital Expenditures	344	-	344
Goodwill	4,127	-	4,127
Intangible Assets	3,218	-	3,218
Intangible Asset Additions	601	-	601
Interest Expense	346	-	346

Geographic information is summarized as follows for the year ended December 31, 2007 (in thousands):

	United States	Canada	Total

Total Assets	$18,690	$2,934	$21,624
Property and Equipment	1,453	40	1,493
Depreciation and Amortization	520	3	523
Capital Expenditures	918	-	918
Goodwill	4,127	-	4,127
Intangible Assets	2,819	-	2,819
Goodwill Additions	1,583	-	1,583
Intangible Asset Additions	2,154	-	2,154
Interest Expense	289	-	289

NOTE 14 – COMMITMENTS AND CONTINGENCIES:

Operating Lease Commitments

The Company leases locations for both its Company-owned and franchised stores, as well as its executive and administrative offices.  As of December 31, 2008, minimum future rental payments for Company-owned stores and the Company’s executive and administrative offices, as well as for stores leased by the Company and subleased to franchisees, in the aggregate, are as follows (in thousands):

	Total Lease Obligations	Sublease Rentals	Net Company Obligations

2009	$3,910	$3,394	$516
2010	1,206	1,124	82
2011	993	931	62
2012	925	925	-
2013	808	808	-
Thereafter	2,915	2,915	-
	$10,757	$10,097	$660

The Company holds the master lease on certain of its franchised locations and, as part of the franchise agreement, sublets the subject premises to the franchisee. In addition to the fixed rent payable under such master leases, most master leases require payment of a pro rata portion of common area maintenance expenses and real estate taxes, as well as percentage rent based upon the sales volume of the store in question.  As required by SFAS No. 13 “Accounting for Leases,” the Company recognizes its rent expense on a straight-line basis over the life of the related lease. In most cases, however, the Company’s obligations are limited due to the holding of leases in a leasehold corporation with limited guarantees from the Company.  Rent expense (which was net of sublease rentals of approximately $4,799,000 and $4,819,000, respectively) was approximately $1,252,000 and $1,555,000 for the years ended December 31, 2008 and 2007, respectively.  Contingent rents include, amongst other items, percentage rent and certain year-end common area and real estate tax adjustments.  The Company currently does not anticipate that such charges would be material in nature for the Company-owned stores and franchise locations.  With respect to franchise locations, the Company acts in an agent capacity with respect to those charges.  Additionally, the Company does not hold any of the leases on Combine or TOG Member locations.

Litigation

On May 20, 2003, Irondequoit Mall, LLC commenced an action against the Company and Sterling Vision of Irondequoit, Inc. (“SVI”) alleging, among other things, that the Company had breached its obligations under its guaranty of the lease for the former Sterling Optical store located in Rochester, New York.  The Company and SVI believe that they have a meritorious defense to such action.  As of the date hereof, these proceedings were in settlement discussions.  Although the Company has recorded an accrual for probable losses in the event that the Company shall be held liable in respect of plaintiff’s claims, the Company does not believe that any such loss is reasonably possible, or, if there is a loss, the Company does not believe that it is reasonably possible that such loss would exceed the amount recorded.

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

In October 2008, Crossgates Mall Company Newco, LLC commenced an action against the Company’s subsidiary, Sterling Optical of Crossgates Mall, Inc., in the Supreme Court of the State of New York, Onondaga County, alleging, among other things, that the Company had breached its obligations under its lease for the former Sterling Optical store located at Crossgates Mall, New York.  The Company believes that it has a meritorious defense to such action.  As of the date hereof, these proceedings were in the discovery stage.  The Company has not recorded an accrual for a loss in this action, as the Company does not believe it is probable that the Company will be held liable in respect of plaintiff’s claims.

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

Guarantees

In connection with the Company’s sale of one of its laser vision correction centers, Insight Laser Centers N.Y.I., Inc. (the “Ambulatory Center”) on May 31, 2001, the Company agreed to guarantee certain of the potential ongoing liabilities of the Ambulatory Center.  No such guaranteed liabilities were accrued for as of December 31, 2008 and 2007.

In September 2003, the Company entered into a series of agreements, with the owner of the Ambulatory Center and the landlord of the premises, pursuant to which the Company’s future guarantee is now expressly limited to that of the minimum base rent and additional rent, payable under the lease for the premises, as adjusted in accordance with the agreements.  In connection with the agreements, the Company agreed to settle its outstanding liabilities allegedly due under its guarantee, which liabilities were settled at lower amounts than the Company had originally accrued for.  As of December 31, 2008 and 2007, the Company had no remaining amounts owed relating to this guarantee.  However, there can be no assurance that future liabilities will not arise in connection with this guarantee.

As of December 31, 2008, the Company was a guarantor of certain leases of retail optical stores franchised and subleased to its franchisees.  In the event that all of such franchisees defaulted on their respective subleases, the Company would be obligated for aggregate lease obligations of approximately $2,334,000.  The Company continually evaluates the credit-worthiness of its franchisees in order to determine their ability to continue to perform under their respective subleases.  Additionally, in the event that a franchisee defaults under its sublease, the Company has the right to take over operation of the respective location.

Letter of Credit

Combine held a letter of credit with M&T Bank in favor of one of its key vendors to ensure payment of any outstanding invoices not paid by Combine.  The letter of credit has a one-year term that will expire on October 16, 2009.  As of December 31, 2008, the letter of credit totaled $500,000, and was secured by the credit facility with M&T Bank.

NOTE 15 – EXECUTIVE COMPENSATION:

The Company has an Employment Agreement (“Agreement 1”) with its Chief Executive Officer (“CEO”), which extends through November 2009.  Agreement 1 provides for an annual salary of $275,000 and certain other benefits.  Additionally, as per Agreement 1, the CEO may be eligible for bonus compensation as determined by the Company’s Board of Directors.  No bonus was approved by the Board for the year ended December 31, 2008.

Additionally, in connection with the acquisition of Combine, the Company entered into a five-year Employment Agreement (“Agreement 2”) with the existing President of Combine.  Agreement 2 provides for an annual salary of $210,000, certain other benefits, and an annual bonus based upon certain financial targets of Combine.  For the years ended December 31, 2008 and 2007, there was approximately $50,000 and $60,000, respectively, of such bonuses reflected in the accompanying Consolidated Statement of Operations and Comprehensive (Loss) Income.  As of December 31, 2008 and 2007, there was $50,000 and $60,000, respectively, of accrued bonuses in accounts payable and accrued liabilities in the accompanying Consolidated Balance Sheets.

NOTE 16 – RELATED PARTY TRANSACTIONS:

Dr. Alan Cohen, Chairman of the Company’s Board of Directors, is also one of the principal members and executive officers of General Vision Services, LLC, or GVS.  GVS solicits and administers third party benefit programs, which provides services under third party benefit plans administered by GVS, to certain of the Company’s Sterling Stores.  Such Sterling Stores pay a processing fee to GVS to administer the processing of such third party insurance claims.  The Company believes that the cost of such services were as favorable to the Sterling Stores as could be obtained utilizing an unrelated third party.

On December 31, 2002, the Company refinanced certain past due amounts, owed to Cohen’s Fashion Optical, Inc. (“CF”), a company that was previously owned by a current and former director of the Company.  In connection therewith, the Company signed a 5-year, $200,000 promissory note, in favor of CF, bearing interest at a rate of 10% per annum.  The note was paid in full in February 2008.

Effective April 14, 2003, in connection with certain Rescission Transactions consummated by the Company on December 31, 2003, the Company signed promissory notes with two of its current directors, who are also shareholders, of the Company.  The notes, which aggregated $135,000, together with all accrued interest, was paid in full in October 2007.

The Company’s Chief Executive Officer serves on the Board of Directors of Newtek Business Services, Inc. (“NBSI”), a company that provides various financial services to both small and mid-sized businesses.  The Company utilizes the bank and non-bank card processing services of one of NBSI’s affiliated companies.  For the years ended December 31, 2008 and 2007, the Company paid approximately $101,000 and $95,000, respectively, to such affiliate for such services provided.  Additionally, the Company utilizes insurance administrative services of one of NBSI’s affiliated companies.  No payments are made directly to that affiliate.  The Company believes that the cost of such services were as favorable to the Company as those which could have been obtained from an unrelated third party.

In connection with Combine’s acquisition of COMC, the Company entered into a series of promissory notes with COMC, owned by Neil Glachman, Combine’s President. The promissory notes amounted to $1,773,000 with $498,000 paid in October 2007; $300,000 paid in September, 2008; $250,000 due on October 1, 2009; $225,000 due on October 1, 2010; and $500,000 (with interest at 7% per annum) payable in sixty, equal monthly installments of $9,900.60, which commenced on October 1, 2007.  For the years ended December 31, 2008 and 2007, there was approximately $75,000 and $140,000, respectively, of interest expense reflected in the accompanying Consolidated Statements of Operations.  As of December 31, 2008 and 2007, there was $769,000 and $1,165,000, respectively, of related party obligations in the accompanying Consolidated Balance Sheets.

During 2008 and 2007, Combine members purchased contact lenses from Visus Formed Optics, a contact lens manufacturer that is partially owned by Combine’s President.  For the years ended December 31, 2008 and 2007, the total cost of such contact lenses was approximately $56,000 and $69,000, respectively.  The Company believes that the cost of such product was as favorable to COM as those which could have been obtained from an unrelated third party.

During 2008, Combine members purchased contact lenses from Ocular Insight, Inc., a contact lens distributor that is partially owned by Combine’s President.  For the year ended December 31, 2008, the total cost of such contact lenses was approximately $13,000.  No purchases were made during the year ended December 31, 2007.  The Company believes that the cost of such product was as favorable to COM as those which could have been obtained from an unrelated third party.

On January 31, 2007, the Company entered into a Software License Agreement with Optical Business Solutions, Inc. (“OBS”), to provide software for the Company’s new point-of-sale system.  OBS is owned by current and former directors, who are also shareholders of the Company.  As of December 31, 2008, there was $27,000 of prepaid expenses in the accompanying Consolidated Balance Sheets, related to the purchase of 27 user licenses for such software.

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

NOTE 17 – SHAREHOLDERS’ EQUITY:

Senior Convertible Preferred Stock

As of December 31, 2008, there were approximately 0.74 shares of Senior Convertible Preferred Stock outstanding with a stated value of approximately $74,000, convertible into Common Stock at a rate of $0.75.  The sole remaining holder of the Company’s Senior Convertible Preferred Stock has the right to vote, as a single class, with the Common Stock, on an as-converted basis, on all matters on which the holders of the Company’s Common Stock are entitled to vote.

Issuance of Common Stock for Consulting Services

Pursuant to a Letter Agreement, dated April 11, 2007 (the “LA”), between the Company and DuBois Consulting Group, Inc. (“DuBois”), DuBois agreed to provide to the Company assistance with investor relations, broker relations, and the planning and execution of assorted activities relating to these tasks.  In consideration for these services, the Company agreed to pay Dubois certain cash consideration provided for in the LA and issued to DuBois a warrant (the “DuBois Warrant”) to purchase up to an aggregate of 300,000 shares of common stock of the Company at an exercise price of $0.30 per share, which vested in equal monthly tranches of 25,000 shares each over the term of the LA. The LA expired in April 2008 and the DuBois Warrant expires April 10, 2010.

As of December 31, 2008, there were 300,000 warrants vested and exercisable.  For the years ended December 31, 2008 and 2007, the Company recognized a non-cash charge to earnings of approximately $1,000 and $2,000, respectively, representing the fair value of such warrants, which is reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

Pursuant to a Letter of Engagement, dated May 7, 2007 (the “LOE”), between the Company and R.D. Stout, Inc. (“RD”), RD agreed to provide to the Company assistance with investor relations, broker relations and the planning and execution of assorted activities relating to these tasks.  In consideration for these services, the Company (a) agreed to issue to RD on a monthly basis a number of shares of restricted common stock of the Company (the “RD Shares”) equal to (i) $8,333.33, divided by (ii) the closing price per share of the Company’s common stock on the applicable issuance date, as reported on the Over-the-Counter Bulletin Board, and (b) issued to RD a warrant (the “RD Warrant”) to purchase up to an aggregate of 300,000 shares of the common stock of the Company at an exercise price of $0.21 per share, which vested in equal monthly tranches of 25,000 shares each over the term of the LOE.  The LOE expired in May 2008 and the RD Warrant expires May 6, 2010.

As of December 31, 2008, there were 300,000 warrants vested and exercisable, and 120,844 of restricted stock.  For the years ended December 31, 2008, and 2007, the Company recognized a non-cash charge to earnings of approximately $5,000 and $43,000, respectively, representing the fair value of such warrants and restricted stock, which is reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

Rescission of Units and Warrants

On December 31, 2003 (effective April 14, 2003), the Company and certain of its shareholders (the “Subject Shareholders”) agreed to, and effectuated, (a) the rescission, ab initio, of the exercise, by the Subject Shareholders, of 13,000,000 of the oversubscription rights (during the Company’s 2002 Rights Offering) of the Subject Shareholders (and, accordingly, of the issuance, to such Subject Shareholders, of the units associated therewith), and (b) the rescission, surrender and cancellation of all of the remaining warrants (33,210,028 in the aggregate) that were acquired by the Subject Shareholders in the Rights Offering (collectively, the “Rescission Transactions”).  In connection with the Rescission Transactions, the Company agreed to repay each Subject Shareholder the original subscription amount of $0.04 (previously paid by each Subject Shareholder) for each of the rescinded units (together with interest at a rate of 6% per annum from the date of the original acquisition thereof), which, in the aggregate for all of the Subject Shareholders, totaled $520,000.  This sum along with all accrued interest was paid in full during 2007.   Additionally, as a result of the Rescission Transactions, the Company’s outstanding Common Stock decreased by 13,000,000 shares.

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

On September 24, 2007, one of the Subject Shareholders performed a “cashless exercise” of 31,067,776 warrants, with the exercise price paid by surrendering to the Company 4,361,764 of the warrants, having an approximate aggregate value of $1,485,040, or $0.34 per share of Common Stock surrendered.  As a result, the Company’s Common Stock increased $267,000, which was offset by a charge to Accumulated Paid-in Capital to account for the “cashless exercise” component of the transaction.

On October 2, 2007, the remaining Subject Shareholders exercised all of their 28,142,252 warrants, with a total exercise price of $1,344,835 being paid to the Company.

NOTE 18 – STOCK OPTIONS AND WARRANTS:

Sterling Stock Option Plan

In February 2005, the Company amended its 1995 Stock Incentive Plan (the “Plan”) to increase the number of shares of Common Stock permitted to issue there under from 7,000,000 to 25,000,000.  The Plan permits the issuance of options to selected employees and directors of, and consultants to, the Company and provides that the term of each award be determined by the Compensation Committee (the “Committee”), which is charged with administering the Plan. The Plan provides the Board with the ability to grant options in excess of the number of shares reserved for issuance in connection with the Plan, provided that the Board obtains shareholder approval to amend the Plan to increase the shares reserved for issuance underlying option grants within 12 months of the date of grant.  Under the terms of the Plan, options may be qualified or non-qualified and granted at exercise prices and for terms to be determined by the Committee.  Additionally, certain options previously issued under the Plan provide that notwithstanding the termination of the Company’s employment of any such employee/holder, he/she will retain the right to exercise those options that have previously vested in his/her favor until such time that the options expire in accordance with the terms of the original grant.

A summary of the options issued under the Plan is presented in the table below:

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding, beginning of period	20,567,907	$0.41	20,132,240	$0.44
Granted	625,000	$0.21	575,000	$0.38
Exercised	-	$-	(6,000)	$0.14
Canceled, forfeited or expired	(154,000)	$7.21	(133,333)	$5.12

Options outstanding, end of period	21,038,907	$0.35	20,567,907	$0.41

Options exercisable, end of period	21,038,907	$0.35	20,467,907	$0.41

Of the total options outstanding as of December 31, 2008, there were 14,384,115 held by current employees of the Company, and 6,654,792 held by non-employee directors of the Company, the Company’s independent contractors, former employees and former directors.  Of the total options granted during 2008, all 625,000 were granted to certain members of the board of directors of the Company.

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

On May 16, 2007, the Committee granted an aggregate of 125,000 stock options to certain of the Company’s employees and 75,000 stock options to certain independent contractors, all at an exercise price of $0.21, which was the closing price on the date of grant.  The stock options vest according to the following schedule:  (1) 100,000 vested immediately; and (2) 100,000 vested on May 21, 2008.  During the years ended December 31, 2008, and 2007, the Company incurred a non-cash charge to earnings of approximately $2,000 and $8,000, respectively, which is reflected in selling, general and administrative expenses on the accompanying Consolidated Statements of Operations representing the fair value of the options.  All of these options expire 10 years from the date of grant.

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

On May 7, 2008, the Committee granted an aggregate of 625,000 stock options to the Company’s non-employee directors, all at an exercise price of $0.21, which was the closing price on the date of grant.  The stock options vested immediately.  During the year ended December 31, 2008, the Company incurred a non-cash charge to earnings of approximately $81,000, which is reflected in selling, general and administrative expenses on the accompanying Consolidated Statements of Operations representing the fair value of the options.  All of these options expire 10 years from the date of grant.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of		Remaining	Exercise		Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$0.05 to $0.08	400,000	4.41	$0.05	400,000	$0.05
$0.09 to $0.14	13,578,114	6.19	$0.14	13,578,114	$0.14
$0.15 to $0.23	5,435,625	7.44	$0.16	5,435,625	$0.16
$0.24 to $0.36	618,500	2.34	$0.31	618,500	$0.31
$0.37 to $0.54	375,000	8.45	$0.47	375,000	$0.47
$1.32 to $1.98	5,000	0.83	$1.88	5,000	$1.88
$3.00 to $4.50	85,000	0.54	$3.41	85,000	$3.41
$4.51 to $6.77	208,334	1.20	$5.89	208,334	$5.89
$6.78 to $8.25	333,334	1.15	$8.06	333,334	$8.06
	21,038,907			21,038,907

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007

Expected life (years)	5	1
Interest rate	2.34%	4.82 - 4.98%
Volatility	74%	54 - 61%
Dividend yield	-	-

Stock Purchase Warrants

As a result of certain Rescission Transactions entered into by the Company on December 31, 2003 (Note 17), the Company issued warrants to purchase 59,210,028 shares of Company Common Stock to certain Subject Shareholders.  The exercise prices of the warrants issued ranged from $0.0465 to $0.0489 became exercisable on April 15, 2006.  On September 24, 2007, one of the Subject Shareholders performed a “cashless exercise” of 31,067,776 warrants, with the exercise price paid by surrendering to the Company 4,361,764 of the warrants.  On October 2, 2007, the remaining Subject Shareholders exercised all of their 28,142,252 warrants.  There were no remaining warrants as of December 31, 2007.

On April 11, 2007, the Company issued warrants to purchase 300,000 shares the Company’s Common Stock to Dubois at an exercise price of $0.30.  The warrants vested in twelve (12) equal monthly installments of 25,000 commencing on April 11, 2007.  As of December 31, 2008, 300,000 warrants had vested.  As a result of this issuance, for the years ended December 31, 2008 and 2007, the Company incurred a non-cash charge to earnings of approximately $1,000 and $2,000, respectively, which is reflected in selling, general and administrative expenses on the accompanying Consolidated Statement of Income representing the fair value of the warrants.  The warrants expire on April 10, 2010.  There were no warrants exercised as of December 31, 2008.

On May 7, 2007, the Company issued warrants to purchase 300,000 shares the Company’s Common Stock to RD at an exercise price of $0.21.  The warrants vested in twelve (12) equal monthly installments of 25,000 commencing on May 7, 2007.  As of December 31, 2008, 300,000 warrants had vested.  As a result of this issuance, for the years ended December 31, 2008, and 2007, the Company incurred a non-cash charge to earnings of approximately $5,000 and $10,000, respectively, which is reflected in selling, general and administrative expenses on the accompanying Consolidated Statement of Income representing the fair value of the warrants.  The warrants expire on May 6, 2010.  There were no warrants exercised as of December 31, 2008.

A summary of the warrants issued is presented in the table below:

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Warrants outstanding, beginning of period	1,905,885	$0.17	60,690,913	$0.05
Granted	175,000	$0.25	425,000	$0.26
Exercised	-	$-	(54,848,264)	$0.05
Canceled, forfeited or expired	-	$-	(4,361,764)	$0.05

Warrants outstanding, end of period	2,080,885	$0.18	1,905,885	$0.17

Warrants exercisable, end of period	2,080,885	$0.18	1,905,885	$0.17

The following table summarizes information about warrants outstanding and exercisable as of December 31, 2008:

	Warrants Outstanding			Warrants Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of		Remaining	Exercise		Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$0.14	1,380,885	6.00	$0.14	1,380,885	$0.14
$0.15 to $0.23	300,000	1.35	$0.21	300,000	$0.21
$0.24 to $0.30	400,000	3.48	$0.29	400,000	$0.29
	2,080,885			2,080,885

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

NOTE 21 – FOURTH QUARTER CHARGES:

In the fourth quarter of 2008, the Company recorded bad debt expense of approximately $232,000 related to certain of its franchisee receivables and Company-store managed care receivables that management deemed uncollectible, increased its reserve on optical purchasing group receivables approximately $112,000 for member balances that management viewed to have collection issues, incurred expenses of approximately $66,000 related to the closing of two Company-owned stores, $50,000 rent related to taking one store back and shutting one store down, and $25,000 of one-time consulting related expenses.

NOTE 22 – SUBSEQUENT EVENT:

On April 3, 2009, M&T agreed to extend the maturity date of the Company’s Credit Facility from August 1, 2009 to April 1, 2010.  The Company was required to reaffirm each of the security agreements and guarantees.  Additionally, M&T increased the variable rate interest will be calculated on from two hundred seventy five (275) basis points in excess of LIBOR to three hundred (300) basis points in excess of LIBOR, effective for the month of April 2009.  All other terms of the Credit Facility remained the same.

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting and financial matters.

Item 9A. Controls and Procedures

Report on Disclosure Controls and Procedures

The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) with the participation of the Company’s management (“Management”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures.  These disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified by the SEC rules and forms, is recorded, processed, summarized and reported, and is communicated to Management, as appropriate, to allow for timely decisions based on the required disclosures.  Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

The Company’s CEO and CFO were able to reach the conclusion in the preceding paragraph despite filing a Form 12b-25 Notification of Late Filing with respect to this Annual Report.  There were unresolved accounting issues as of March 31, 2009, which caused the Company to be unable to meet the filing deadline.  Additionally, the Company received an amendment from M&T Bank to its Credit Facility that was effectuated on April 1, 2009.  M&T also granted the Company a waiver on a failed financial covenant on April 1, 2009.  The unanticipated time required to gather the additional information, caused a delay in the completion of our financial statements, necessitating the filing of a Form 12b-25 Notification of Late Filing with respect to the Annual Report.  The Company intends to take steps to address this in establishing its disclosure controls and procedures for 2009.

Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Under the supervision and guidance of an independent internal control consulting firm and with the participation of Management, the CEO and CFO, an evaluation was conducted of the effectiveness of the internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2008 and identified a material weakness in one of the Company’s subsidiary financial reporting.  A material weakness, as defined in standards established by the Public Company Accounting Oversight Board (United States), is a deficiency in internal control over financial reporting that could result in the possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Optical Purchasing Group revenues were not recognized properly in that gross revenues and the related cost of revenues from the subsidiary billing system was completely and accurately transferred to the general ledger.  As a result, cumulative year-to-date Optical Purchasing Group sales and cost of Optical Purchasing Group sales for the quarter ended June 30, 2008 and September 30, 2008 were understated, however, there was no effect to gross margins, operating income or net income, as the net effect of such error was zero.  This adjustment is reflected in the Company’s audited financial statements for the year ended December 31, 2008.

In order to remediate this material weakness, the Company implemented increased levels of review over the Company’s subsidiary reporting including implementing new policies and procedures for finance and accounting personnel.

Management’s report was not subject to an attestation report by the Company’s Registered Public Accounting Firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that occurred during the fourth quarter of the 2008 fiscal year that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.  However, there were several immaterial control improvements which Management made in an effort to further strengthen its overall system of internal control in 2009.  These changes were immaterial both individually and in the aggregate.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Board presently consists of six directors.  The directors of Emerging Vision, Inc. (“EVI” or the “Company”) are divided into two classes, designated as Class 1 and Class 2, respectively.  Directors of each Class are elected at the Annual Meeting of the Shareholders of EVI held in the year in which the term of such Class expires, and serve thereafter for two years, or until their respective successors are duly elected and qualified or their earlier resignation, removal from office, retirement or death.  Dr. Alan Cohen, Mr. Harvey Ross and Mr. Seymour G. Siegel presently serve as Class 1 Directors and are scheduled to hold office until the 2009 Annual Meeting of Shareholders.  Mr. Joel L. Gold, Mr. Christopher G. Payan and Mr. Jeffrey Rubin presently serve as Class 2 Directors and are scheduled to hold office until the 2010 Annual Meeting of Shareholders.

INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of EVI are as follows:

Name	Age	Director Since	Position
Alan Cohen O.D.	57	1992	Chairman of the Board of Directors
Joel L. Gold	67	1995	Director
Harvey Ross	69	2004	Director
Jeffrey Rubin	41	2008	Director
Seymour G. Siegel	66	2004	Director
Christopher G. Payan	34	2004	Chief Executive Officer and Director
Samuel Z. Herskowitz	39		Chief Marketing Officer
Brian P. Alessi	33		Chief Financial Officer
Dr. Nicholas Shashati	49		President – VisionCare of California, Inc. (“VCC”)
Neil Glachman	55		President – Combine Buying Group, Inc. (“COM”)

Dr. Alan Cohen has served as a director of the Company since its inception; and, as of May 31, 2002, became the Company’s Chairman of the Board of Directors.  He also served as Chief Operating Officer of the Company from 1992 until October 1995, when he became Vice Chairman of the Board of Directors, and as the Company’s President, Chief Executive Officer and Chief Operating Officer from October 1998 through April 17, 2000, when he became President of the Company’s retail optical store division, which position Dr. Cohen resigned from on January 9, 2001.  Dr. Cohen is part owner of Meadows Management, LLC (“Meadows”), which, until April 9, 2000, rendered consulting services to the Company.  From 1974 to the present, Dr. Cohen has been engaged in the retail and wholesale optical business.  For more than 10 years, Dr. Cohen has also been a director, principal shareholder and officer of Cohen Fashion Optical, Inc. and its affiliates (“CF”), which currently maintains its principal offices in New York City.  Since January 15, 2001, Dr. Cohen has served as President of General Vision Services, LLC (“GVS”), and, since October 2003, has served as an officer of Vision World, LLC (“Vision World”), each of which currently maintains its principal offices in New York City.  Dr. Cohen is also a shareholder of CF and a member of GVS and Vision World.  CF and GVS each engage in, among other things, the operation (and, in the case of CF, franchising) of retail optical stores similar to those operated and franchised by the Company.  GVS and Vision World also administer third party benefit programs similar to those being administered by the Company.  Dr. Cohen is also an officer and a director of several privately held management and real estate companies and other businesses.  Dr. Cohen graduated from the Pennsylvania School of Optometry in 1972, where he received a Doctor of Optometry degree.

Joel L. Gold has served as a director of the Company since December 1995. He is currently Head of Investment Banking at Andrew Garrett Inc. (“AGI”), an investment-banking firm located in New York City.  Mr. Gold has been with AGI since October 2004.  From January 2000 until September 2004, he served as Executive Vice President of Investment Banking of Berry Shino Securities, Inc., an investment-banking firm also located in New York City.  From January 1999 until December 1999, he was an Executive Vice President of Solid Capital Markets, an investment-banking firm also located in New York City.  From September 1997 to January 1999, he served as a Senior Managing Director of Interbank Capital Group, LLC, an investment banking firm also located in New York City.  From April 1996 to September 1997, Mr. Gold was an Executive Vice President of LT Lawrence & Co., and from March 1995 to April 1996, a Managing Director of Fechtor Detwiler & Co., Inc., a representative of the underwriters for the Company’s initial public offering.  Mr. Gold was a Managing Director of Furman Selz Incorporated from January 1992 until March 1995.  From April 1990 until January 1992, Mr. Gold was a Managing Director of Bear Stearns and Co., Inc. (“Bear Stearns”).  For approximately 20 years before he became affiliated with Bear Stearns, he held various positions with Drexel Burnham Lambert, Inc.  He is currently a director, and serves on the Audit and Compensation Committees, of Geneva Financial Corp., a publicly held specialty, consumer finance company and is a director of Best Energy Services Inc., an oil services company, and of Blastbard Interntional, Inc., a provider of blast mitigation products.

Harvey Ross has served as a director of the Company since July 2004.  Mr. Ross was Chairman and Chief Executive Officer of Viva International Group (“Viva”) until February 2005 and has in excess of thirty-five years of experience in the optical industry.  Mr. Ross currently serves as a consultant to High Mark, the Company that acquired Viva. From 1974 through 1977, Mr. Ross served as President of Jan Optical, a retail distributor of optical frames. In 1978, Mr. Ross founded Viva, a company he grew into one of the world’s largest and most successful manufacturers and distributors of fashion eyewear in the United States and abroad, which include offices in Australia, Brazil, Canada, France, Germany, Hong Kong, Italy, Japan, Mexico, Spain and the United Kingdom. Viva’s distribution of designer eyewear to more than 50 countries around the world, and throughout the U.S., include such brands as Guess, Tommy Hilfiger, Gant, Candies, Ellen Tracy, Harley Davidson, Bongo, Marc Ecko Scopes, Catherine Deneuve, Viva and Savvy. From 1994 through 2003, Mr. Ross served as a director of Vision Council of America, a national association for Vision Care and Education formed to assist frame and lens manufacturers and distributors.  In October 2007, Mr. Ross purchased a majority interest in, and currently serves as Chairman of Grueneyes, Inc., an upscale retail optical company. Mr. Ross also serves as an officer and director of several real estate investment companies.

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

Jeffrey Rubin joined our Board on April 7, 2008.  Mr. Rubin is currently a Managing Member of Realstar Realty, LLC, a real estate developer for Century 21 Real Estate franchises, Owner and President of Autoskill Inc., a financial services company for automotive dismantlers, and the JR Group.  Mr. Rubin is also a Member of the Board of Trustees of BRT Realty Trust, a financial services company for commercial real estate transactions.  Formerly, Mr. Rubin served as President and as a Director of Newtek Business Services, Inc.  Prior to 1998, Mr. Rubin served as an Executive and Board Member of Optical Dynamics Corporation and was a Vice President at American European Corporation

Christopher G. Payan joined the Company as its Vice President of Finance in July 2001.  In October 2001, he was appointed as its Senior Vice President, Chief Financial Officer, Secretary and Treasurer; and, on April 29, 2002, was appointed as one of its Chief Operating Officers.  On March 24, 2004, Mr. Payan was appointed to the Company’s board of directors and resigned as its Treasurer.  On June 7, 2004, Mr. Payan was appointed Chief Executive Officer and resigned from all of his other offices.  From March 1995 through July 2001, Mr. Payan was employed by Arthur Andersen LLP, at the time, one of the world’s largest professional services firms, where he provided various audit, accounting, operational consulting and advisory services to various small and mid-sized private and public companies in various industries.  Mr. Payan also serves on the boards of directors of Hauppauge Digital, Inc. and Newtek Business Services, Inc., both public companies.  Mr. Payan is also an officer and director of several privately held management and real estate companies.  Mr. Payan is a certified public accountant.

Samuel Z. Herskowitz joined the Company in January 1996 and, effective April 29, 2002, was appointed as one of its Chief Operating Officers, as well as its Chief Marketing Officer.  On December 7, 2005, Mr. Herskowitz was appointed the Company’s sole Chief Marketing Officer and, in Jun 2007, was appointed President of the Company’s franchise division.  From 1996 to April 1997, Mr. Herskowitz served as the Director of Operations of EVI’s then wholly owned subsidiary, Insight Laser Centers, Inc.  In April 1997, Mr. Herskowitz became responsible for the Company’s corporate communications and, in January 1998, was appointed to the position of Director of Marketing and Advertising of the Company, in which position he served until April 1999, when he became the Company’s Vice President – Marketing and Advertising.  From 1993 to December 1995, Mr. Herskowitz was the Director of Public Relations for Rosenblum Eye Centers located in New York City.  Mr. Herskowitz received a Masters in Business Administration from Baruch College of the City University of New York.

Brian P. Alessi joined the Company as its Assistant Controller in October 2001.  In February 2002, he was appointed as its Controller, and on March 24, 2004 was appointed Treasurer of the Company.  On June 7, 2004, Mr. Alessi was appointed Chief Financial Officer and on November 19, 2008 was appointed Secretary of the Company.  From December 1999 through October 2001, Mr. Alessi was employed by Arthur Andersen LLP, where he provided audit, accounting and consulting services to small and mid-sized companies in various industries.  From August 1997 through December 1999, Mr. Alessi was employed by Yohalem Gillman & Company LLP, where he provided audit and accounting services to small and mid-sized private companies, and tax services to individuals.  Mr. Alessi graduated from the University of Miami, where he received a Bachelors of Business Administration degree in Accounting.

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

Based solely on a review of the copies of such forms furnished to EVI, or written representations that no Forms 5 were required, EVI believes that, during the year ended December 31, 2008, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.

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

The members of the Audit Committee currently are Joel L. Gold, Harvey Ross and Seymour G. Siegel.  The Company’s Board of Directors has determined that Seymour G. Siegel is an “audit committee financial expert,” as that term is defined in Item 401(h) of Regulation S-K.  The directors who serve on the Audit Committee are “independent” directors based on the definition of independence in the listing standards of the National Association of Securities Dealers.  During the year ended December 31, 2008, the Audit Committee met 4 times.

CODE OF ETHICS

The Company adopted a Code of Ethics that applies to all of its officers, directors and employees.  The Code of Ethics covers issues such as conflicts of interest, confidentiality and compliance with laws and regulations.  The Code of Ethics is posted and can be obtained on the Company’s website at www.emergingvision.com.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the total compensation awarded to, earned by or paid to our Chief Executive Officer, and the other two most highly compensated executives, other than our Chief Executive Officer, as of December 31, 2008 (collectively, the “Named Executive Officers”) for services rendered to us in all capacities:

Name and Principal Position	Year	Salary (1)($)	Bonus (2)($)	All Other Compensation (3)($)	Total ($)

Christopher G. Payan, Chief Executive Officer	2008 2007	$275,000 $275,000	- -	$13,000 $13,000	$288,000 $288,000

Neil Glachman, President – Combine	2008 2007	$210,000 $210,000	$50,000 $60,000	- -	$260,000 $270,000

Samuel Z. Herskowitz, Chief Marketing Officer	2008 2007	$190,000 $190,000	- -	$10,000 $10,000	$200,000 $200,000

(1) (2)	Represents annual salary paid to the executive. Represents bonuses paid to Mr. Glachman for the years ended December 31, 2008 and 2007, respectively.
(3)	Represents car allowance payments and medical and dental reimbursements.
Reference is made to Note 15 to the Consolidated Financial Statements for more detailed information regarding certain of the terms of Christopher G. Payan and Neil Glachman employment agreements..

GRANTS OF PLAN-BASED AWARDS IN 2008

There were no equity-based awards granted to the Named Executive Officers nor were any non-equity awards granted with future payouts during 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding exercisable and unexercisable stock options held by each of the Named Executive Officers on December 31, 2008:

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Option Exercise Price ($)	Option Expiration Date

Christopher G. Payan	7,208,220 50,000	0.14 0.26	12/29/2014 7/16/2011

Neil Glachman (1)	3,515,625	0.15	9/28/2016

Samuel Z. Herskowitz	1,841,180 37,500 20,000 10,000	0.14 0.33 6.31 3.25	12/29/2014 4/26/2011 12/14/2009 4/9/2009

(1)	Commencing on September 29, 2010, and expiring September 28, 2016, 2,187,500 options may be put back to the Company at a put price per share of $0.32.

Reference is made to Note 18 to the Consolidated Financial Statements for more detailed information regarding the Company’s equity compensation plans and the associated valuation of such equity awards.

OPTIONS EXERCISED AND STOCK VESTED

There were no options exercised or stock awards that vested by the Named Executive Officers during 2008.

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

The following table represents the compensation provided by the Company to each of the persons who served as a director during 2008, except for Christopher G. Payan, our Chief Executive Officer, whose compensation is set forth in the Summary Compensation Table.  Mr. Payan did not receive any additional consideration for his service on the Board of Directors:

Name	Fees earned or paid in cash	Stock Awards	Option Awards (2)	All Other Compensation	Total
Alan Cohen, O.D.	$26,000	--	$16,156	--	$26,000
Joel L. Gold	$24,500	--	$16,156	--	$26,000
Harvey Ross	$26,000	--	$16,156	--	$23,000
Jeffrey Rubin	$19,168	--	$16,156	--	$37,808
Seymour G. Siegel (1)	$36,000	--	$16,156	--	$47,808

(1) Mr. Siegel received an additional $10,000 during 2008 in consideration for serving as Chairman of the Audit Committee.
(2) The amounts in this column reflect the compensation expense recognized for the year ended December 31, 2008 in connection with the 125,000 options granted to the non-employee directors in May 2008.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Shareholder Matters

I.	COMMON STOCK:

The following table sets forth information, as of April 10, 2008, regarding the beneficial ownership of our common stock by: (i) each shareholder known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock; (ii) each of our directors; (iii) each of our Named Executive Officers (as said term is defined under the caption “Executive Compensation” below); and (iv) all directors and executive officers of the Company as a group, in each case, based on 70,422,217 total number of common stock outstanding as of that date.

The percentages in the “Percent of Class” column are calculated in accordance with the rules of the SEC, under which a person may be deemed to be the beneficial owner of shares if that person has or shares the power to vote or dispose of those shares or has the right to acquire beneficial ownership of those shares within 60 days (for example, through the exercise of an option or warrant). Accordingly, the shares shown in the table as beneficially owned by certain individuals may include shares owned by certain members of their respective families. Because of these rules, more than one person may be deemed to be the beneficial owner of the same shares. The inclusion of the shares shown in the table is not necessarily an admission of beneficial ownership of those shares by the person indicated.  The address of Dr. Alan Cohen is c/o General Vision Services, 520 8th Avenue, New York, New York 10018.  The address of Joel L. Gold is c/o Andrew Garrett, 425 Park Avenue, 22nd Floor, New York, New York 10022.  The address of Harvey Ross is 3140 Route 22 West, Somerville, New Jersey 08876.  The address of Jeffrey Rubin is 29 The Maples, Roslyn Estates, NY 11576.  The address of Seymour G. Siegel is c/o Rothstein Kass, 1350 Avenue of the Americas, 15th Floor, New York, New York 10019.  The address of Horizons Investors Corp. is 2830 Pitkin Avenue, Brooklyn, New York 11208.  The address of all other persons listed below is 100 Quentin Roosevelt Boulevard, Suite 508, Garden City, New York 11530.

Name	Beneficial Ownership	Percent of Class
Dr. Alan Cohen (a)	7,973,590 (1)	6.3%
Neil Glachman (b)	3,515,625 (2)	2.7%
Joel L. Gold (a)	561,500 (3)	*
Samuel Z. Herskowitz (b)	2,008,680 (4)	1.6%
Horizons Investors Corp.	50,526,543 (5)	40.3%
Christopher G. Payan (a) (b)	8,470,720 (6)	6.4%
Harvey Ross (a)	10,692,915 (7)	8.5%
Jeffrey Rubin (a)	377,511 (8)	4.2%
Seymour G. Siegel (a)	425,000 (9)	*
All current directors and named executive officers as a group	34,025,541 (10)	24.3%

* less than 1%
(a) Director
(b) Named Executive Officer

(1)
Includes (i) the right to acquire 475,000 shares of Common Stock upon the exercise of presently exercisable, outstanding options, and (ii) 26,700 shares owned by Dr. Cohen, as custodian for each of Erica and Nicole Cohen (Dr. Cohen’s children, as to which Dr. Cohen disclaims beneficial ownership), but excludes 16,840,528 shares, in the aggregate, held in trust for Dr. Cohen’s minor children, Erica, Nicole, Jaclyn and Gabrielle, as beneficiaries, in respect of which Dr. Cohen is not a trustee and has no dispositive or investment authority, and as to which he disclaims beneficial ownership.

(2)
Includes the right to acquire 3,515,625 shares of Common Stock upon the exercise of presently exercisable, outstanding options.  Additionally, commencing on September 29, 2010 and expiring September 28, 2016, 2,187,500 options may be put back to the Company at a put price per share of $0.32.

(3)
Includes 76,500 shares of Common Stock owned by Mr. Gold’s children and the right to acquire 485,000 shares of Common Stock upon the exercise of presently exercisable, outstanding options, but excludes an additional 5,000 shares of Common Stock owned by Mr. Gold’s wife, as to which Mr. Gold disclaims beneficial ownership.

(4)	Includes the right to acquire 1,908,680 shares of Common Stock upon the exercise of presently exercisable, outstanding options.
(5)
Includes shares of Common Stock owned by Horizons Investors Corp., a New York corporation principally owned by Benito R. Fernandez, a former director of the Company, and includes the right to acquire 100,000 shares of Common Stock upon the exercise of presently exercisable, outstanding options.

(6)	Includes the right to acquire 7,258,220 shares of Common Stock upon the exercise of presently exercisable, outstanding options.
(7)	Includes the right to acquire 425,000 shares of Common Stock upon the exercise of presently exercisable, outstanding options.
(8)
Includes the right to acquire 125,000 shares of Common Stock upon the exercise of presently exercisable, outstanding options, but excludes an additional 5,023,573 shares of Common Stock owned by Mr. Rubin’s wife, as to which Mr. Rubin disclaims beneficial ownership.

(9)	Represents the right to acquire 425,000 shares of Common Stock upon the exercise of presently exercisable, outstanding options.
(10)
Includes (i) the right to acquire 14,617,525 shares of Common Stock upon the exercise of presently exercisable, outstanding options, and (ii) 26,700 shares owned by Dr. Cohen, as custodian for each of Erica and Nicole Cohen (as to which Dr. Cohen disclaims beneficial ownership).  In accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended, the 14,617,525 shares of Common Stock for which the Company’s directors and executive officers, as a group, hold currently exercisable options, have been added to the total number of issued and outstanding shares of Common Stock solely for the purpose of calculating the percentage of such total number of issued and outstanding shares of Common Stock beneficially owned by such directors and executive officers as a group.

Reference is made to Note 18 to the Consolidated Financial Statements for more detailed information regarding the Company’s equity compensation plans.  The following provides certain information with respect to the Company’s equity compensation plans as of December 31 2008:

	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities available for future issuance under equity compensation plan (excludes securities reflected in column (A)
Authorized by shareholders	21,038,907	$0.35	15,284,375
Not authorized by shareholders	2,080,885	$0.18	-

II.	SENIOR CONVERTIBLE PREFERRED STOCK:

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

Item 13. Certain Relationships and Related Transactions

Cohen’s Fashion Optical

Dr. Alan Cohen is currently the Chairman of the Board of Directors of the Company, and, along with certain of his family members, a significant shareholder of the Company.  Through February 2008, Dr. Cohen was part owner of Cohen’s Fashion Optical, Inc. (“CF”).  In February 2008, CF was acquired by Houchens Industries.  Dr. Cohen is currently a franchisee of CF operating 10 Cohen’s Fashion Optical retail stores.   In addition, CF also licenses to retail optical stores the right to operate under the name “Cohen’s Kids Optical” or “Ultimate Spectacle.” As of December 31, 2008, there was 2 Ultimate Spectacle store located in the State of New York; and REAL, as of such date, operated 3 stores (under the name “Cohen’s Fashion Optical”), all of which were located in New York State. CF and REAL stores are similar to our retail optical stores. CF has been offering franchises since 1979 and currently has retail optical stores in the States of Connecticut, Florida, New Hampshire, Massachusetts, New Jersey and New York, and has one store in Puerto Rico. In the future, Cohen’s Fashion Optical, Cohen’s Kids Optical or Ultimate Spectacle stores may be located in additional states. As of December 31, 2008, approximately 16 CF stores (some of which were franchised by Dr. Cohen) were located in the same shopping center or mall as, or in close proximity to, certain of the Company’s retail optical stores. It is possible that one or more additional CF stores, operated by Dr. Cohen, may, in the future, be located near one or more of the Company’s retail optical stores, thereby competing directly with such stores.  In addition, some of the Company’s retail stores and certain of Dr. Cohen’s CF’s stores jointly participate, as providers, under certain third party benefit plans that either the Company or CF obtained, which arrangement is anticipated to continue in the future.

On December 31, 2002, we refinanced certain past due amounts, owed to CF, in an effort to improve our current cash flow position. As a result, we signed a 5-year, $200,000 promissory note, in favor of CF, bearing interest at a rate of 10% per annum, and which was payable in equal monthly installments of principal and interest.  Such note was paid in full in February 2008.

On January 31, 2007, the Company entered into a Software License Agreement with Optical Business Solutions, Inc. (“OBS”), to provide software for the Company’s new point-of-sale system.  OBS is owned by CF.  As of December 31, 2008, there was $27,000 of prepaid expenses related to the purchase of 27 user licenses for such software.

In the ordinary course of business, primarily due to the fact that the entities occupied office space in the same building, and in an effort to obtain savings with respect to certain administrative costs, we and CF will at times share in the costs of minor expenses. Management believes it has appropriately accounted for these expenses.

General Vision Services

General Vision Services, LLC, or GVS, a Delaware limited liability company located in New York City is beneficially owned, in principal part, by Dr. Alan Cohen and certain members of their respective immediate families (collectively, the “Cohen Family”).  In October 2007, GVS entered into franchise agreements with CF for all of its locations.  As of December 31, 2008, GVS operated approximately 10 retail optical stores (including 2 mobile vans), principally located in New Jersey and in the New York metropolitan area, which stores are similar to the retail optical stores operated and franchised by the Company. In addition, GVS solicits and administers third party benefit programs similar to those being administered by the Company. GVS does not franchise any retail optical stores. It is possible that a GVS store, or another retail optical store which provides third party benefit plans administered by GVS, may now or in the future be located near one or more of the Company’s retail optical stores and may be competing directly with such store.

Furthermore, the Company, CF and GVS jointly participate in certain third party benefit plans, and certain of the Company’s retail optical stores, CF’s stores and GVS’ stores participate as providers under third party benefit plans obtained by the Company, CF or GVS and, in all likelihood, will continue to do so in the future.

Vision World

In October 2003, Vision World, LLC, a Delaware limited liability company located in New York City and beneficially owned, in principal part, by Dr. Alan Cohen and certain members of the Cohen Family, acquired substantially all of the assets of Eyeglass Services Industries, Inc.’s third party administration business.  Vision World solicits and administers third party benefit programs similar to those being administered by the Company.  It is possible that a Vision World store, or another retail optical store which provides third party benefit plans administered by Vision World, may now or in the future be located near one or more of the Company’s retail optical stores and may be competing directly with such store.

Jeffrey Rubin

Mr. Jeffrey Rubin, director of the Company as of April 7, 2008, is part of the Cohen Family.  Between Mr. Rubin, his wife, and certain of his businesses, the combined group has a small ownership percentage in the Company.

Newtek Business Services

Christopher G. Payan, the Company’s Chief Executive Officer and a director of the Company, serves on the board of directors of Newtek Business Services, Inc., or NBSI, a company that provides various financial services to both small and mid-sized businesses.  Additionally, Mr. Rubin was formerly a director and President of NBSI.  The Company utilizes the bank and non-bank card processing services of one of NBSI’s affiliated companies.  For the years ended December 31, 2008 and 2007, the Company paid approximately $101,000 and $95,000, respectively, to such affiliate for such services provided.  Additionally, the Company utilizes insurance administrative services of one of NBSI’s affiliated companies.  No payments are made directly to that affiliate.  The Company believes that the cost of such services were as favorable to the Company as those which could have been obtained from an unrelated third party.

Transactions Among the Company and the Cohen Family

On December 31, 2003, the Company entered into agreements, with certain of the members of the Cohen Family (collectively, the “Subject Shareholders”), pursuant to which the Company and each of the Subject Shareholders agreed to, and effectuated, (a) the rescission, ab initio, of the exercise, by the Subject Shareholders, of 6,178,840 of the over-subscription rights of the Subject Shareholders (and, accordingly, of the issuance, to such Subject Shareholders, of the units associated therewith) granted to them in the Rights Offering, and (b) the rescission, surrender and cancellation of all of the remaining warrants (15,784,572 in the aggregate) that were acquired by the Subject Shareholders in the Rights Offering (collectively, the “Rescission Transactions”).  In connection with the Rescission Transactions, the Company agreed to repay each Subject Shareholder the original subscription amount of $0.04 (previously paid by each Subject Shareholder) for each of the rescinded units (together with interest at a rate of 6% per annum from the date of the original acquisition thereof), which, in the aggregate for all of the Subject Shareholders, totaled $247,154.  In October 2007, the Company repaid such amounts together with all accrued interest then due.

Recognizing that the Subject Shareholders suffered certain damages in connection with the Rescission Transactions, on December 31, 2003, (i) the Company and the Shareholders entered into settlement agreements with each of the Subject Shareholders, pursuant to which the Subject Shareholders released any and all claims that they may have had against the Company as a result of the consummation of the Rescission Transactions, and (ii) the Company, in consideration for such releases, granted to the Subject Shareholders, in the aggregate, new warrants to purchase 28,142,252 shares of the Company’s common stock.  The exercise prices of the new warrants issued to each of the Subject Shareholders ranged from $0.0465 to $0.0489.  These exercise prices were calculated with the intention of allowing the Subject Shareholders to purchase equity of the Company on substantially the same economic terms that they would have been originally entitled pursuant to the Rights Offering, but for the Rescission Transactions.  The new warrants became exercisable on April 15, 2006 and were all exercised in October 2007.

Transactions Among the Company and Neil Glachman

In connection with the acquisition of Combine Optical Management Corporation (“COMC”), a company owned by Mr. Neil Glachman, the Company entered into a series of promissory notes with COMC.  The promissory notes amounted to $1,773,000 with $498,000 paid in October 2007; $300,000 paid in September 2008; $250,000 due on October 1, 2009; $225,000 due on October 1, 2010; and $500,000 (with interest at 7% per annum) payable in sixty, equal monthly installments of $9,900.60, which commenced on October 1, 2006.  For the years ended December 31, 2008 and 2007, there was approximately $75,000 and $140,000, respectively, of interest expense.  As of December 31, 2008 and 2007, there was $770,000 and $1,165,000, respectively, of related party payables remaining due under the terms of such promissory notes.

During 2008 and 2007, Combine Buying Group, Inc. (“Combine”) members purchased contact lenses from Visus Formed Optics, a contact lens manufacturer that is partially owned by Mr. Glachman.  For the years ended December 31, 2008 and 2007, the total cost of such contact lenses was approximately $56,000 and $69,000, respectively.  The Company believes that said costs were as favorable to Combine as those which could have been obtained from an unrelated third party.

Item 14.  Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Miller, Ellin & Company LLP, our independent auditors, for professional services rendered for the years ended December 31, 2008 and 2007:

Fee Category	2008	2007

Audit Fees (1)	$194,900	$169,000
Audit-related fees	-	-
Tax fees (2)	-	-
All other fees	-	19,222
Total fees	$194,900	$188,222

(1)
Audit fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the years ended December 31, 2008 and 2007.

(2)
The Company uses a different accounting firm to prepare its consolidated federal and state tax returns in connection with IRS regulations.  For the years ended December 31, 2008 and 2007, the fees billed to us for such services were $36,000 and $34,500, respectively.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Report:

1. Financial Statements.

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations and Comprehensive (Loss) Income for the Years Ended December 31, 2008 and 2007

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 an d 2007

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

(3.3)Certificate of Amendment of the Certificate of Incorporation of Sterling Vision, Inc., filed on January 26, 2000 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, Securities and Exchange Commission (“SEC”) File Number 001-14128, Film Number 03630359)

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

(10.14)Revolving Line of Credit Note and Credit Agreement, dated as of August 7, 2007, executed by Emerging Vision, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

(10.15)Absolute Assignment of Franchise Notes and Proceeds Due, dated as of August 7, 2007, executed by Emerging Vision, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

(10.16)General Security Agreement, dated as of August 7, 2007, executed by Emerging Vision, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

(10.17)General Security Agreement, dated as of August 7, 2007, executed by Combine Buying Group, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

(10.18)General Security Agreement, dated as of August 7, 2007, executed by OG Acquisition, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

(10.19)General Security Agreement, dated as of August 7, 2007, executed by 1725758 Ontario Inc. d/b/a The Optical Group in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

(10.20)Continuing Guaranty, dated as of August 7, 2007, executed by Combine Buying Group, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

(10.21)Continuing Guaranty, dated as of August 7, 2007, executed by OG Acquisition, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

(10.22)Continuing Guaranty, dated as of August 7, 2007, executed by 1725758 Ontario Inc. d/b/a The Optical Group in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

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

(10.25)Continuing Guaranty, dated as of August 7, 2007, executed by Combine Buying Group, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

(10.26)Continuing Guaranty, dated as of August 7, 2007, executed by OG Acquisition, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

(10.27)Continuing Guaranty, dated as of August 7, 2007, executed by 1725758 Ontario Inc. d/b/a The Optical Group in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

(10.28)Pledge Agreement and Assignment, dated as of August 7, 2007, by and between OG Acquisition, Inc. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

(10.29)United States Trademark Collateral Assignment and Security Agreement, executed by Emerging Vision, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

(14.1)Corporate Code of Ethics and Conduct of Emerging Vision, Inc., dated November 14, 2005 (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

(21.1) *List of Subsidiaries

(23.1) *Auditor’s Consent - Rosen Seymour Shapss Martin & Company, LLP

(23.2) *Auditor’s Consent – Miller, Ellin & Company, LLP

(23.3) *Valuation Expert’s Consent

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

Date:  April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher G. Payan	Chief Executive Officer and Director	April 15, 2009
Christopher G. Payan	(Principal Executive Officer)

/s/ Brian P. Alessi	Chief Financial Officer and Treasurer	April 15, 2009
Brian P. Alessi	(Principal Financial and Accounting Officer)

/s/ Dr. Alan Cohen	Chairman of the Board of Directors	April 15, 2009
Dr. Alan Cohen

/s/ Joel L. Gold	Director	April 15, 2009
Joel L. Gold

/s/ Harvey Ross	Director	April 15, 2009
Harvey Ross

/s/ Seymour G. Siegel	Director	April 15, 2009
Seymour G. Siegel

/s/ Jeffrey Rubin	Director	April 15, 2009
Jeffrey Rubin