Form 10-Q
period 2009-03-31
EMERGING VISION INC
filed 2009-05-15
CIK 1002554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________

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

Large accelerated filer	Accelerated filer
Non accelerated filer	Smaller reporting company X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes	No X

As of May 15, 2009, there were 125,292,806 outstanding shares of the Issuer’s Common Stock, par value $0.01 per share.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands, Except Share Data)
ASSETS	March 31	December 31,
	2009	2008
	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$2,090	$2,090
Franchise receivables, net of allowance of $140	1,861	1,744
Optical purchasing group receivables, net of allowance of $170 and $172, respectively	5,184	4,221
Other receivables, net of allowance of $4 and $7, respectively	230	322
Current portion of franchise notes receivable, net of allowance of $29	102	107
Inventories	297	322
Prepaid expenses and other current assets	583	543
Deferred tax assets	351	351
Total current assets	10,698	9,700

Property and equipment, net	1,113	1,191
Franchise notes receivable	287	302
Deferred tax asset, net of current portion	803	803
Goodwill	4,127	4,127
Intangible assets, net	3,194	3,218
Other assets	274	296
Total assets	$20,496	$19,637

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,540	$4,362
Optical purchasing group payables	4,253	3,709
Accrual for store closings	135	146
Short-term debt	14	14
Related party obligations	354	353
Total current liabilities	9,296	8,584

Long-term debt	5,004	5,358
Related party borrowings, net of current portion	391	417
Franchise deposits and other liabilities	289	310
Total liabilities	14,980	14,669

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized: Senior Convertible Preferred Stock, $100,000 liquidation preference per share; 0.74 shares issued and outstanding	74	74
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 125,475,143 shares issued and 125,292,806 shares outstanding	1,254	1,254
Treasury stock, at cost, 182,337 shares	(204)	(204)
Additional paid-in capital	128,059	128,059
Accumulated comprehensive income (loss)	51	(267)
Accumulated deficit	(123,718)	(123,948)
Total shareholders' equity	5,516	4,968
Total liabilities and shareholders' equity	$20,496	$19,637

The accompanying notes are an integral part of these consolidated condensed financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED) (In Thousands, Except Per Share Data)
	For the Three Months Ended March 31,
	2009	2008

Revenues:
Optical purchasing group sales	$11,376	$14,295
Franchise royalties	1,490	1,651
Membership fees – VisionCare of California	875	843
Retail sales – Company-owned stores	530	1,142
Franchise related fees and other revenues	78	230
Total revenue	14,349	18,161

Costs and operating expenses:
Cost of optical purchasing group sales	10,785	13,533
Cost of retail sales – Company-owned stores	160	265
Selling, general and administrative expenses	3,113	3,718
Total costs and operating expenses	14,058	17,516

Operating income	291	645

Other income (expense):
Interest on franchise notes receivable	7	7
(Loss) gain on sale of company-owned stores to franchisees	(14)	30
Other income	17	5
Interest expense, net	(57)	(93)
Total other income (expense)	(47)	(51)

Income before (provision for) benefit from income taxes	244	594
(Provision for) benefit from income taxes	(14)	126
Net income	230	720
Comprehensive income:
Foreign currency translation adjustments	318	(48)
Comprehensive income	$548	$672

Net income per share:
Basic and diluted	$0.00	$0.01

Weighted-average number of common shares outstanding:
Basic	125,293	125,293
Diluted	125,587	131,537

The accompanying notes are an integral part of these consolidated condensed financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in Thousands)
	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$230	$720
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	148	154
Provision for doubtful accounts	29	9
Deferred tax assets	-	(126)
Gain on the sale of property and equipment	-	(30)
Disposal of property and equipment	16	-
Non-cash compensation charges related to options and warrants	-	5
Changes in operating assets and liabilities:
Franchise and other receivables	(56)	(188)
Optical purchasing group receivables	(963)	(1,519)
Inventories	25	86
Prepaid expenses and other current assets	(40)	(155)
Other assets	-	77
Accounts payable and accrued liabilities	167	(705)
Optical purchasing group payables	544	1,471
Franchise deposits and other liabilities	(21)	(57)
Net cash provided by (used in) operating activities	79	(258)

Cash flows from investing activities:
Proceeds from franchise and other notes receivable	41	57
Costs associated with enhancing trademark value	(25)	(52)
Franchise notes receivable issued	(19)	(20)
Purchases of property and equipment	(15)	(71)
Net cash used in investing activities	(18)	(86)

Cash flows from financing activities:
Borrowings under credit facility	150	-
Payments under credit facility	(500)	-
Payments on related party obligations and other debt	(29)	(42)
Net cash used in financing activities	(379)	(42)
Net decrease in cash before effect of foreign exchange rate changes	(318)	(386)
Effect of foreign exchange rate changes	318	8
Net decrease in cash and cash equivalents	-	(378)
Cash and cash equivalents – beginning of period	2,090	2,846
Cash and cash equivalents – end of period	$2,090	$2,468

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$51	$86
Taxes	$16	$31

Non-cash investing and financing activities:
Notes receivable in connection with the sale of two Company-owned stores (inclusive of all inventory and property and equipment)	$-	$124

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

As of March 31, 2009, there were 137 Sterling Stores in operation, consisting of 5 Company-owned stores (inclusive of 1 store operated under the terms of a management agreement) and 132 franchised stores, 850 active members of COM, and 533 active members of TOG.

Principles of Consolidation

The Consolidated Condensed Financial Statements include the accounts of Emerging Vision, Inc. and its operating and non-operating subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying Consolidated Condensed Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted for complete financial statement presentation.  In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included.  All such adjustments are of a normal recurring nature.  This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

Share-Based Compensation

The Company follows the provisions of Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which revised SFAS No. 123 to require all share-based payments to employees, including grants of employee stock options, to be recognized based on their fair values.

Share-based compensation cost of approximately $5,000 is reflected in selling, general and administrative expenses on the accompanying Consolidated Condensed Statements of Income for the three months ended March 31, 2008.  There was no such expense during the three months ended March 31, 2009.  The Company determined the fair value of options and warrants issued during 2008 using the Black-Scholes option pricing model with the following assumptions:  1 to 5 year expected lives; 3 to 10 year expiration period; risk-free interest rates ranging from 2.34% to 4.98%; stock price volatilities ranging from 54.00% to 74.00%; with no dividends over the expected life.

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

Franchise related fees and other revenues – Represents certain franchise fees collected by the Company under the terms of franchise agreements (including, but not limited to, initial franchise, transfer, renewal and conversion fees).  Initial franchise fees, which are non-refundable, are recognized when the related franchise agreement is signed.  For the three months ended March 31, 2009 and 2008, the Company recognized $71,000 and $150,000, respectively, of such franchise related fees.  Other revenues are revenues that are not generated by one of the other five principal sources such as commission income and employee optical sales.

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

Foreign Currency Translation

The financial position and results of operations of TOG were measured using TOG’s local currency (Canadian Dollars) as the functional currency.  Balance sheet accounts are translated from the foreign currency into U.S. Dollars at the period-end rate of exchange.  Income and expenses are translated at the weighted average rates of exchange for the period.  The resulting $318,000 translation gain and $48,000 translation loss from the conversion of foreign currency to U.S. Dollars is included as a component of comprehensive income for the three months ended March 31, 2009 and 2008, respectively, and is recorded directly to accumulated comprehensive income (loss) within the Consolidated Condensed Balance Sheet as of March 31, 2009 and 2008, respectively.

Income Taxes

The Company follows the provisions of FASB’s Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109.”  FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  FIN 48 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values.  There were no adjustments related to uncertain tax positions recognized during the three months ended March 31, 2009 and 2008, respectively.

The Company recognizes interest and penalties related to uncertain tax positions as a reduction of the income tax benefit.  No interest and penalties related to uncertain tax positions were accrued as of March 31, 2009 and 2008, respectively.

The Company operates in multiple tax jurisdictions within the United States of America and Canada.  Although the Company does not believe that the Company is currently under examination in any major tax jurisdiction in which it operates, the Company remains subject to examination in all of those tax jurisdictions until the applicable statutes of limitation expire.  As of March 31, 2009, a summary of the tax years that remains subject to examination in the Company’s major tax jurisdictions are:  United States – Federal and State – 2005 and forward.  The Company does not expect to have a material change to unrecognized tax positions within the next twelve months.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of such financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  Significant estimates made by management include, but are not limited to, allowances on franchise, notes and other receivables, allowances on optical purchasing group receivables, costs of current and potential litigation, and the allowance on deferred tax assets

Reclassification

Certain reclassifications have been made to prior year’s consolidated condensed financial statements to conform to the current year presentation.

NOTE 3 – PER SHARE INFORMATION:

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per share of common stock (“Basic EPS”) is computed by dividing the net income by the weighted-average number of shares of common stock outstanding.  Diluted earnings per share of common stock (“Diluted EPS”) is computed by dividing the net income by the weighted-average number of shares of common stock, and dilutive common stock equivalents and convertible securities then outstanding.  SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Consolidated Condensed Statements of Income.  Common stock equivalents totaling 22,518,311 and 2,872,687 were excluded from the computation of Diluted EPS for the three months ended March 31, 2009 and 2008, respectively, as their effect on the computation of Diluted EPS would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

	For the Three Months Ended March 31,
	2009	2008
Numerator:
Net income	$230	$720

Denominator:
Weighted-average common shares outstanding	125,293	125,293
Dilutive effect of stock options and warrants	294	6,244
Weighted-average common shares outstanding, assuming dilution	125,587	131,537

Net income per share:
Basic and diluted	$0.00	$0.01

NOTE 4 – CREDIT FACILITY:

On August 8, 2007, the Company entered into a Revolving Line of Credit Note and Credit Agreement (the “Credit Agreement”) with M&T, establishing a revolving credit facility (the “Credit Facility”), for aggregate borrowings of up to $6,000,000, to be used for general working capital needs and certain permitted acquisitions.  This Credit Facility replaced the Company’s previous revolving line of credit facility with M&T, established in August 2005.  The Credit Facility is set to mature on April 1, 2010.  All sums drawn by the Company under the Credit Facility are repayable, interest only, on a monthly basis, commencing on the first day of each month during the term of the Credit Facility, calculated at the variable rate of three hundred (300) basis points in excess of LIBOR, and all principal drawn by the Company is payable on April 1, 2010.

The Credit Facility includes various financial covenants including minimum net worth, maximum funded debt and debt service ratio requirements.  As of March 31, 2009, the Company had outstanding borrowings of $4,956,854 under the Credit Facility, which amount was included in Long-term Debt on the accompanying Consolidated Balance Sheet, and was utilizing $500,000 of the Credit Facility to hold a letter of credit in favor of a key vendor of Combine to ensure payment of any outstanding invoices not paid by Combine.  The Company was not in compliance with one of the financial covenants, however, on May 14, 2009, M&T granted the Company a waiver and agreed that, as of March 31, 2009, it was in compliance with such covenant.  Additionally, the Company had $543,146 available under the Credit Facility for future borrowings.

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

The Optical Purchasing Group Business segment consists of the operations of Combine and TOG.  Revenues generated by this segment represent the sale of products and services, at discounted pricing, to Combine and TOG members.  The businesses in this segment are able to use their membership count to get better discounts from vendors than a member could obtain on its own.  Expenses include direct costs for such product and services, salaries and related benefits, depreciation and amortization, interest expense on financing these acquisitions, and other overhead.

The Franchise segment consists of 132 franchise locations as of March 31, 2009.  Revenues generated by this segment represent royalties on the total sales of the franchise locations, other franchise related fees such as initial franchise, transfer, renewal and conversion fees, additional royalties in connection with franchise store audits, and interest charged on franchise financing.  Expenses include the salaries and related benefits/expenses of the Company’s franchise field support team, corporate salaries and related benefits, convention related expenses, consulting fees, and other overhead.

The Company Store segment consists of five Company-owned retail optical stores (including one under the terms of a management agreement) as of March 31, 2009.  Revenues generated from such stores are a result of the sales of eye care products and services such as prescription and non-prescription eyeglasses, eyeglass frames, ophthalmic lenses, contact lenses, sunglasses and a broad range of ancillary items.  Expenses include the direct costs for such eye care products, doctor and store staff salaries and related benefits, rent, advertising, and other overhead.

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

Certain business segment information is as follows (in thousands):

	As of March 31, 2009	As of December 31, 2008
	(unaudited)
Total Assets:
Optical Purchasing Group Business	$13,114	$12,246
Franchise	5,559	5,386
Company Store	389	547
VisionCare of California	698	632
Corporate Overhead	721	814
Other	15	12
Total assets	$20,496	$19,637

	As of March 31, 2009	As of December 31, 2008
	(unaudited)
Capital Expenditures:
Optical Purchasing Group Business	$-	$42
Franchise	6	40
Company Store	3	139
VisionCare of California	-	2
Corporate Overhead	6	121
Other	-	-
Total capital expenditures	$15	$344

Total Goodwill:
Optical Purchasing Group Business	$2,861	$2,861
Franchise	1,266	1,266
Company Store	-	-
VisionCare of California	-	-
Corporate Overhead	-	-
Other	-	-
Total goodwill	$4,127	$4,127

Total Intangible Assets:
Optical Purchasing Group Business	$2,258	$2,307
Franchise	936	911
Company Store	-	-
VisionCare of California	-	-
Corporate Overhead	-	-
Other	-	-
Total intangible assets	$3,194	$3,218

Total Intangible Asset Additions:
Optical Purchasing Group Business	$-	$-
Franchise	25	601
Company Store	-	-
VisionCare of California	-	-
Corporate Overhead	-	-
Other	-	-
Total intangible asset additions	$25	$601

	For the Three Months Ended March 31,
	2009	2008
Net Revenues:
Optical Purchasing Group Business	$11,376	$14,295
Franchise	1,561	1,801
Company Store	530	1,142
VisionCare of California	875	843
Corporate Overhead	-	-
Other	7	80
Net revenues	$14,349	$18,161
Income (Loss) before Provision for (Benefit from) Income Taxes:
Optical Purchasing Group Business	$223	$325
Franchise	785	1,088
Company Store	(102)	(20)
VisionCare of California	16	2
Corporate Overhead	(684)	(820)
Other	6	19
Income before provision for (benefit from) income taxes	$244	$594

Depreciation and Amortization:
Optical Purchasing Group Business	$76	$73
Franchise	30	28
Company Store	6	19
VisionCare of California	6	6
Corporate Overhead	30	28
Other	-	-
Total depreciation and amortization	$148	$154

Interest Expense:
Optical Purchasing Group Business	$43	$84
Franchise	14	9
Company Store	-	-
VisionCare of California	-	-
Corporate Overhead	-	-
Other	-	-
Total interest expense	$57	$93

Geographic Information

The Company also does business in two separate geographic areas; the United States and Canada.  Certain geographic information is as follows:

	For the Three Months Ended March 31,
	2009	2008
Net Revenues:
United States	$6,459	$10,312
Canada	7,890	7,849
Net revenues	$14,349	$18,161

(Loss) Income before Provision for (Benefit from) Income Taxes:
United States	$(16)	$53
Canada	260	541
Income before provision for (benefit from) income taxes	$244	$594

The geographic information on Canada includes TOG’s business activity.  Canadian revenue is generated from the Company’s optical purchasing group members located in Canada.  TOG provides customer management services, on behalf of the Company, to such members.

Additional geographic information is summarized as follows for the three months ended March 31, 2009 (in thousands):

	United States	Canada	Total

Total Assets	$16,666	$3,830	$20,496
Property and Equipment	1,082	31	1,113
Depreciation and Amortization	146	2	148
Capital Expenditures	15	-	15
Goodwill	4,127	-	4,127
Intangible Assets	3,194	-	3,194
Intangible Asset Additions	25	-	25
Interest Expense	57	-	57

Geographic information is summarized as follows for the year ended December 31, 2008 (in thousands):

	United States	Canada	Total

Total Assets	$16,678	$2,959	$19,637
Property and Equipment	1,156	35	1,191
Depreciation and Amortization	645	9	654
Capital Expenditures	344	-	344
Goodwill	4,127	-	4,127
Intangible Assets	3,218	-	3,218
Intangible Asset Additions	601	-	601
Interest Expense	346	-	346

NOTE 6 – COMMITMENTS AND CONTINGENCIES:

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

Guarantees

As of March 31, 2009, the Company was a guarantor of certain leases of retail optical stores franchised and subleased to its franchisees.  Such guarantees generally expire one year from the month the rent was last paid.  In the event that all of such franchisees defaulted on their respective subleases, the Company would be obligated for aggregate lease obligations of approximately $2,368,000.  The Company continually evaluates the credit-worthiness of its franchisees in order to determine their ability to continue to perform under their respective subleases.  Additionally, in the event that a franchisee defaults under its sublease, the Company has the right to take over operation of the respective location.

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

Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations

This Quarterly Report, as of and for the three months ended March 31, 2009, (the “Report”) contains certain forward-looking statements and information relating to the Company that is based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management.  When used in this Report, the words “anticipate”, “believe”, “estimate”, “expect”, “there can be no assurance”, “may”, “could”, “would”, “might”, “intends” and similar expressions and their negatives, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements.  Such statements reflect the view of the Company at the date they are made with respect to future events, are not guarantees of future performance and are subject to various risks and uncertainties as identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and those described from time to time in previous and future reports filed with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein with the forward-looking statements referred to above and as set forth in this Report.  The Company does not intend to update these forward-looking statements for new information, or otherwise, for the occurrence of future events.

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

Segment results for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008

Consolidated Segment Results

Total revenues for the Company decreased approximately $3,812,000, or 21.0%, to $14,349,000 for the quarter ended March 31, 2009, as compared to $18,161,000 for the quarter ended March 31, 2008.  This decrease was mainly a result of the decrease in Optical Purchasing Group revenues during the comparable periods due to current economic trends in the US and Canadian economies as well as currency fluctuations between the US and Canadian dollars.  Additionally, the Company experienced a decrease in the average number of Company-owned stores in operation from 8 for the quarter ended March 31, 2008 compared to 4 for the quarter ended March 31, 2009, and a decrease in the average number of Franchise locations in operation from 146 for the quarter ended March 31, 2008 compared to 132 for the quarter ended March 31, 2009, which resulted in decreased revenues for the Company-store and Franchise segments.

Total costs, and selling, general and administrative expenses for the Company decreased approximately $3,458,000, or 19.7% to $14,058,000 for the quarter ended March 31, 2009, as compared to $17,516,000 for the quarter ended March 31, 2008.  This decrease was mainly a result of the decreases described above.

Optical Purchasing Group Business Segment

	For the Quarter Ended March 31 (in thousands):
	2009	2008	$ Change	% Change
Net Revenues:
Optical purchasing group sales	$11,376	$14,295	$(2,919)	(20.4%)
Cost of optical purchasing group sales	10,785	13,533	(2,748)	(20.3%)
Gross margin	591	762	(171)	(22.4%)
Selling, General and Administrative Expenses:
Salaries and related benefits	99	123	(24)	(19.5%)
Depreciation and amortization	76	73	3	4.1%
Rent and related overhead	62	74	(12)	(16.2%)
Credit card and bank fees	54	60	(6)	(10.0%)
Other general and administrative costs	34	23	11	47.8%
Total selling, general and administrative expenses	325	353	(28)	(7.9%)
Operating Income	266	409	(143)	(35.0%)

Other Income (Expense):
Interest expense, net	(43)	(84)	41	48.8%
Total other expense	(43)	(84)	41	48.8%
Income before provision for (benefit from) income taxes	$223	$325	$(102)	(31.4%)

Optical purchasing group revenues decreased approximately $2,919,000, or 20.4%, to $11,376,000 for the quarter ended March 31, 2009, as compared to $14,295,000 for the quarter ended March 31, 2008.  Individually, Combine’s revenues decreased approximately $515,000, or 12.9%, to $3,463,000 for the quarter ended March 31, 2009, as compared to $3,978,000 for the quarter ended March 31, 2008.  This decrease was due to a generally weaker economy during that began to affect Combine in the 2nd half of 2008 and carried into the 1st quarter of 2009, as well as a slight decrease in the total number of active members of Combine.  As of March 31, 2009, there were 850 active members, as compared to 856 active members as of March 31, 2008.  Individually, TOG revenues decreased approximately $2,427,000, or 23.5%, to $7,890,000 for the quarter ended March 31, 2009, as compared to $10,317,000 for the quarter ended March 31, 2008.  This decrease was mainly due to the fluctuation of the foreign currency exchange rate between the Canadian and US Dollar.  The rate averaged $1.00 for every Canadian Dollar during the 1st quarter of 2008, as compared to $0.80 for every Canadian Dollar during the 1st quarter of 2009.  Additionally, the Canadian economy experienced the same downturn the US economy faced during the 2nd half of 2008.

Costs of optical purchasing group sales decreased approximately $2,748,000, or 20.3% to $10,785,000 for the quarter ended March 31, 2009, as compared to $13,533,000 for the quarter ended March 31, 2008.  Individually, Combine’s cost of sales decreased approximately $417,000, or 11.3%, to $3,269,000 for the quarter ended March 31, 2009, as compared to $3,686,000 for the quarter ended March 31, 2008.  These fluctuations were a direct result of, and proportionate to, the revenue fluctuations described above.  Individually, TOG’s cost of sales decreased approximately $2,346,000, or 23.8%, to $7,501,000 for the quarter ended March 31, 2009, as compared to $9,847,000 for the quarter ended March 31, 2008.  Both of these decreases were a direct result of, and proportionate to, the revenue fluctuations described above.

Operating expenses of the optical purchasing group segment decreased approximately $28,000, or 7.9%, to $325,000 for the quarter ended March 31, 2009, as compared to $353,000 for the quarter ended March 31, 2008.  This decrease was mainly due to the fluctuation of the foreign currency exchange rate between the Canadian and US Dollar.

Interest expense related to the optical purchasing group segment decreased approximately $41,000, or 48.8%, to $43,000 for the quarter ended March 31, 2009, as compared to $84,000 for the quarter ended March 31, 2008.  This decrease was related to a decrease in the interest rates on the borrowings under the Company’s Credit Facility with Manufacturers and Traders Trust Corporation (“M&T”).  Additionally, as the Company continues to pay down its related party borrowings, the Company is continues to pay less interest.

Franchise Segment

	For the Quarter Ended March 31 (in thousands):
	2009	2008	$ Change	% Change
Net Revenues:
Royalties	$1,490	$1,651	$(161)	(9.6%)
Franchise and other related fees	71	150	(79)	(52.7%)
Net revenues	1,561	1,801	(240)	(13.3%)
Selling, General and Administrative Expenses:
Salaries and related benefits	421	456	(35)	(7.7%)
Professional fees	126	110	16	14.5%
Convention related expenses	83	65	18	27.7%
Rent and related overhead	75	64	11	17.2%
Bad debt	21	5	16	320.0%
Depreciation and amortization	30	28	2	7.1%
Other general and administrative costs	15	16	(1)	(6.3%)
Total selling, general and administrative expenses	771	744	27	3.6%
Operating Income	790	1,057	(267)	(25.3%)

Other Income (Expense):
Interest on franchise notes receivable	7	7	-	-
Other (expense) income	2	33	(31)	(93.9%)
Interest expense, net	(14)	(9)	(5)	(55.6%)
Total other (expense) income	(5)	31	(36)	(116.1%)
Income before provision for (benefit from) income taxes	$785	$1,088	$(303)	(27.8%)

Franchise royalties decreased approximately $161,000, or 9.6%, to $1,490,000 for the quarter ended March 31, 2009, as compared to $1,651,000 for the quarter ended March 31, 2008. Management believes this decrease was due to current economic conditions, and a decrease in royalties generated from franchise store audits of $25,000 for the quarter ended March 31, 2009, which audits were conducted over an equivalent sample size of franchise locations for each period audited.  Additionally, franchise sales during both of the comparable periods decreased approximately $1,137,000, or 5.3%, which led to decreased royalty income, and on average, there were 14 fewer stores in operation during the quarter ended March 31, 2009.  On average, those 14 stores would have generated approximately $237,000 of royalties. As of March 31, 2009 and 2008, there were 132 and 146 franchised stores in operation, respectively.

Franchise related fees (which include initial franchise fees, renewal fees, conversion fees and store transfer fees) decreased approximately $79,000, or 52.7%, to $71,000 for the quarter ended March 31, 2009, as compared to $150,000 for the quarter ended March 31, 2008.  This fluctuation was primarily attributable to 2 franchise agreement renewals ($20,000), 1 independent store conversions ($10,000), and 2 new franchise agreements ($40,000) during the first quarter of 2009, as compared to 3 franchise agreement renewals ($30,000), 2 independent store conversions ($20,000), and 5 new franchise agreements ($100,000) during the first quarter of 2008.  In the future, franchise fees are likely to fluctuate depending on the timing of franchise agreement expirations, new store openings and franchise store transfers.

Operating expenses of the franchise segment increased approximately $27,000, or 3.6%, to $771,000 for the quarter ended March 31, 2009, as compared to $744,000 for the quarter ended March 31, 2008.  This increase was partially a result of an increase in professional fees of $16,000 as the Company began utilizing outside counsel to administer franchise agreement transactions (in the first quarter 2008 the Company employed in-house counsel to handle such work), in rent and related overhead of $11,000 due to a rent subsidy the Company is provided on certain franchise locations in the first quarter of 2009, which was not provided in the first quarter of 2008 and in convention related expenses of $18,000 as the 2009 Vision Expo East was held in March 2009, as compared to April 2008 of last year.  These increases were offset, in part, by a decrease in salaries and related expenses of $35,000 as the Company continued to stream-line operations where necessary including franchise business development to commission-based compensation.  Additionally, the Company incurred less expenses related to its external franchise store audit program due to enhanced sales reporting under the Company’s new POS systems.

Company Store Segment

	For the Quarter Ended March 31 (in thousands):
	2009	2008	$ Change	% Change
Net Revenues:
Retail sales	$530	$1,142	$(612)	(53.6%)
Cost of retail sales	160	265	(105)	(39.6%)
Gross margin	370	877	(507)	(57.8%)
Selling, General and Administrative Expenses:
Salaries and related benefits	253	500	(247)	(49.4%)
Rent and related overhead	166	279	(113)	(40.5%)
Advertising	30	68	(38)	(55.9%)
Other general and administrative costs	23	50	(27)	(54.0%)
Total selling, general and administrative expenses	472	897	(425)	(47.4%)
Operating Loss	$(102)	$(20)	$(82)	(410.0%)

Retail sales for the Company store segment decreased approximately $612,000, or 53.6%, to $530,000 for the quarter ended March 31, 2009, as compared to $1,142,000 for the quarter ended March 31, 2008.  This decrease was mainly attributable to fewer Company-owned store locations open during the comparable periods.  As of March 31, 2009, there were 5 Company-owned stores, as compared to 11 Company-owned stores as of March 31, 2008 (both periods inclusive of one store operated by a franchisee under the terms of a management agreement).  Over the last 12 months, the Company has closed 2 Company-owned locations and franchised 2 others that were part of the store count as of March 31, 2008.  Those 4 stores generated retail sales of $1,586,000 for the twelve months ended March 31, 2008, as compared to $926,000 for the twelve months ended March 31, 2009.   On a same store basis (for stores that operated as a Company-owned store during the entirety of both of the quarters ended March 31, 2009 and 2007), comparative net sales decreased approximately $117,000, or 18.0%, to $534,000 for the quarter ended March 31, 2009, as compared to $651,000 for the quarter ended March 31, 2008.  The decrease was partially a result of the Company reserving, in January 2009, the total amount of managed care receivables generated by such stores and recognizing the income on such receivables when cash receipts are recovered.  Additionally, management believes that the decrease was a direct result of current economic conditions, and changes to key personnel, mainly optometrists, during the second quarter of 2008, which led to reduced exam fee revenues.

The Company-owned store’s gross profit margin, which calculation did not include the exam fee revenues of $107,000 and $139,000 for the quarters ended March 31, 2009 and 2008, respectively, generated by such Company-owned stores, decreased by 12.7%, to 62.2%, for the quarter ended March 31, 2009, as compared to 74.9% for the quarter ended March 31, 2008.  The decrease was a direct result of the decrease in managed care revenues as described above.  Additionally, management continues to work to improve the profit margin through increased training at the Company-store level and improved vendor partnerships, among other things, and anticipates these changes will result in improvements in the Company’s gross profit margin in the future.  The Company’s gross margin may, however, fluctuate in the future depending upon the extent and timing of changes in the product mix in the Company-owned stores, competitive pricing, and promotional.

Operating expenses of the Company store segment decreased approximately $425,000, or 47.4%, to $472,000 for the quarter ended March 31, 2009, as compared to $897,000 for the quarter ended March 31, 2008.  This decrease was mainly a result of having fewer Company-owned stores in operation during the quarter ended March 31, 2009.  Additionally, the Company streamlined certain store payroll coverage in its stores to reduced salaries and related benefits, and enhanced the media plans for each store, which reduced advertising costs on a by-store basis.

VisionCare of California Segment

	For the Quarter Ended March 31 (in thousands):
	2009	2008	$ Change	% Change
Net Revenues:
Membership fees	$875	$843	$32	3.8%
Selling, General and Administrative Expenses:
Salaries and related benefits	777	783	(6)	(0.8%)
Rent and related overhead	39	37	2	5.4%
Other general and administrative costs	44	23	21	91.3%
Total selling, general and administrative expenses	860	843	17	2.0%
Operating Income	15	-	15	-

Other Income (Expense):
Other income	1	2	(1)	(50.0%)
Total other income (expense)	1	2	(1)	(50.0%)
Income before provision for (benefit from) income taxes	$16	$2	$14	700.0%

Revenues generated by the Company’s wholly-owned subsidiary, VisionCare of California, Inc. (“VCC”), a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care, increased approximately $32,000, or 3.8%, to $875,000 for the quarter ended March 31, 2009, as compared to $843,000 for the quarter ended March 31, 2008.  This increase was a direct result of an increase in the daily membership fee charged by VCC effective June 2008.

Operating expenses of the VCC segment remained consistent with last quarter’s expenses, increasing only $17,000 to $860,000 for the quarter ended March 31, 2009, as compared to $843,000 for the quarter ended March 31, 2008.  Most of the individual “line item” expenses for VCC remained consistent quarter over quarter.

Corporate Overhead Segment

	For the Quarter Ended March 31 (in thousands):
	2009	2008	$ Change	% Change
Selling, General and Administrative Expenses:
Salaries and related benefits	$390	$494	$(104)	(21.1%)
Professional fees	123	134	(11)	(8.2%)
Insurance	82	88	(6)	(6.8%)
Rent and related overhead	55	55	-	-
Other general and administrative costs	34	49	(15)	(30.6%)
Total selling, general and administrative expenses	684	820	(136)	(16.6%)
Operating Loss	$(684)	$(820)	$136	16.6%

There were no revenues generated by the corporate overhead segment.

Operating expenses decreased approximately $136,000, or 16.6%, to $684,000 for the quarter ended March 31, 2009, as compared to $820,000 for the quarter ended March 31, 2008.  This decrease was partially a result of decreases to salaries and related benefits of $104,000 related to decreases, in May 2008, in the Company’s medical and dental insurance premiums.  Additionally, the Company began utilizing outside counsel to administer franchise agreement transactions (in the first quarter 2008 the Company employed in-house counsel to handle such work).

Other Segment

	For the Quarter Ended March 31 (in thousands):
	2009	2008	$ Change	% Change
Net Revenues:
Commissions	$3	$57	$(54)	(94.7%)
Other	4	23	(19)	(82.6%)
Net revenues	7	80	(73)	(91.3%)
Selling, General and Administrative Expenses:
Advertising	-	42	(42)	-
Salaries and related benefits	1	19	(18)	(94.7%)
Total selling, general and administrative expenses	1	61	(60)	(98.4%)
Operating Income	$6	$19	$(13)	(68.4%)

Revenues generated by the other segment decreased approximately $73,000, or 91.3%, to $7,000 for the quarter ended March 31, 2009, as compared to $80,000 for the quarter ended March 31, 2008.   The Company began generating commission revenues in January 2008 under operations of the Company that do not fall within one of the other operating segments.  Those operations ceased during the 2nd half of fiscal 2008.

Operating expenses of the other segment decreased approximately $60,000, or 98.4%, to $1,000 for the quarter ended March 31, 2009, as compared to $61,000 for the quarter ended March 31, 2008.  The decrease was due to the cease in operations as described above..

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

EBITDA Reconciliation

	For the Three Months Ended March 31 (in thousands):
	2009	2008	$ Change	% Change
EBITDA Reconciliation:
Net income	$230	$720	$(490)	(68.1%)
Interest	57	93	(36)	(38.7%)
Taxes	14	(126)	140	111.1%
Depreciation and amortization	148	157	(9)	(5.7%)
EBITDA	$449	$844	$(395)	(46.8%)

The Company also incurred other non-cash charges that effected earnings including compensation expenses related to the grant of common stock options and warrants of $5,000 for the three months ended March 31, 2008.  No such charges were incurred for the three months ended March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2009, the Company had working capital of $1,402,000 and cash on hand of $2,090,000.

During the quarter ended March 31, 2009, cash flows provided by operating activities were $79,000.  This was principally due to net income and other non-cash expenses of $423,000 and an increase in optical purchasing group payables of $544,000 due to an increase in optical purchasing group sales, offset, in part, by an increase in optical purchasing group receivables of $963,000 for reason described above.  The Company believes it will continue to improve its operating cash flows through the implementation of the Company’s new Point-of-Sales system to improve the franchise sales reporting process, the addition of new franchise locations, its current and future acquisitions, and continued efficiencies as it relates to corporate overhead expenses.

For the quarter ended March 31, 2009, cash flows used in investing activities were $18,000 mainly due to an increase in intangible assets for legal costs associated with defending one of the Company’s trademarks and capital expenditures related to improvements to the Company’s IT infrastructure, offset by proceeds received on certain franchise promissory notes.  Management does not anticipate any major capital expenditures over the next 12 months, other than normal expenditures to continue to enhance the Company’s technology infrastructure and the Company’s internal controls.  However, Management does not know the extent of the legal costs associated with the continuance of litigation in defending one of the Company’s trademarks as the litigation is still in the discovery phase.

For the quarter ended March 31, 2009, cash flows used in financing activities were $379,000 due to additional borrowings under the Company’s Credit Facility of $150,000, offset by the repayment of the Company’s related party borrowings and repayment on the Credit Facility of $500,000.  The Company will continue to repay such borrowings with cash flows generated by the current operations.  In April 2010, the Company’s Credit Facility will expire and all outstanding borrowings will be due.  The Company is currently exploring all options available to enable it make such payment.

Credit Facility

On August 8, 2007, the Company entered into a Revolving Line of Credit Note and Credit Agreement (the “Credit Agreement”) with M&T, establishing a revolving credit facility (the “Credit Facility”), for aggregate borrowings of up to $6,000,000, to be used for general working capital needs and certain permitted acquisitions.  This Credit Facility replaced the Company’s previous revolving line of credit facility with M&T, established in August 2005.  The Credit Facility is set to mature on April 1, 2010.  All sums drawn by the Company under the Credit Facility are repayable, interest only, on a monthly basis, commencing on the first day of each month during the term of the Credit Facility, calculated at the variable rate of three hundred (300) basis points in excess of LIBOR, and all principal drawn by the Company is payable on April 1, 2010.

The Credit Facility includes various financial covenants including minimum net worth, maximum funded debt and debt service ratio requirements.  As of March 31, 2009, the Company had outstanding borrowings of $4,956,854 under the Credit Facility, which amount was included in Long-term Debt on the accompanying Consolidated Balance Sheet, and was utilizing $500,000 of the Credit Facility to hold a letter of credit in favor of a key vendor of Combine to ensure payment of any outstanding invoices not paid by Combine.  The Company was not in compliance with one of the financial covenants, however, on May 14, 2009, M&T granted the Company a waiver and agreed that, as of March 31, 2009, it was in compliance with such covenant.  Additionally, the Company had $543,146 available under the Credit Facility for future borrowings.

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

Management’s Discussion of Critical Accounting Policies and Estimates

High-quality financial statements require rigorous application of high-quality accounting policies.  Management believes that its policies related to revenue recognition, deferred tax assets, legal contingencies, impairment on goodwill and intangible assets, and allowances on franchise, notes and other receivables are critical to an understanding of the Company’s Consolidated Condensed Financial Statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain.

Management’s estimate of the allowances on receivables is based on historical sales, historical loss levels, and an analysis of the collectibility of individual accounts.  To the extent that actual bad debts differed from management's estimates by 10 percent, consolidated net income would be an estimated $3,000 and $1,000 higher/lower for the three months ended March 31, 2009, and 2008, respectively, depending upon whether the actual write-offs are greater or less than estimated.

Management’s estimate of the valuation allowance on deferred tax assets is based on whether it is more likely than not that the Company’s net operating loss carry-forwards will be utilized.  Factors that could impact estimated utilization of the Company's net operating loss carry-forwards are the success of its stores and franchisees, and the optical purchasing groups, the Company's operating efficiencies and the effects of Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred, or could occur in the future.  To the extent that management lowered its valuation allowance on deferred tax assets by 10 percent, consolidated net income would be an estimated $1,460,000 and $1,437,000 higher/lower for the quarters ended March 31, 2009 and 2008, respectively.

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”  Accordingly, revenues are recorded when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s price to the buyer is fixed or determinable, and collectibility is reasonably assured.  To the extent that collectability of royalties and/or interest on franchise notes is not reasonably assured, the Company recognizes such revenues when the cash is received.  To the extent that revenues that were recognized on a cash basis were recognized on an accrual basis, consolidated net income would be an estimated $52,000 and $88,000 higher for the three months ended March 31, 2009 and 2008, respectively.

Management’s performs an annual impairment analysis to determine the fair value of goodwill and certain intangible assets.  In determining the fair value of such assets, management uses a variety of methods and assumptions including a discounted cash flow analysis along with various qualitative tests.  To the extent that management needed to impair its goodwill or intangible assets by 10 percent, consolidated net income would be an estimated $732,000 and $735,000 lower for the three months ended March 31, 2009 and 2008, respectively.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The quarterly report does not include information for Item 3 pursuant to the rules of the Securities and Exchange Commission that permits “smaller reporting companies” to omit such information.

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures

The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) with the participation of the Company’s management (“Management”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures.  These disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified by the SEC rules and forms, is recorded, processed, summarized and reported, and is communicated to Management, as appropriate, to allow for timely decisions based on the required disclosures.  Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

(b) Changes in Internal Controls over Financial Reporting

There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that occurred during the first quarter of 2009  that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.  However, there were several immaterial control improvements which Management made in an effort to further strengthen its overall system of internal control in 2009.  These changes were immaterial both individually and in the aggregate.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1a. Risk Factors

There have been no material changes to the disclosure related to risk factors made in the Company Annual Report on Form 10-K for the year ended December 31, 2008.

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

Dated: May 15, 2009