Form 10-Q
period 2009-06-30
EMERGING VISION INC
filed 2009-08-14
CIK 1002554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009
OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________

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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes __	No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer __	Accelerated filer __
Non accelerated filer __	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes __	No X

As of August 14, 2009, there were 129,157,103 outstanding shares of the Issuer’s Common Stock, par value $0.01 per share.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands, Except Share Data)
ASSETS	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$1,656	$2,090
Franchise receivables, net of allowance of $148 and $140, respectively	1,793	1,744
Optical purchasing group receivables, net of allowance of $95 and $172, respectively	5,961	4,221
Other receivables, net of allowance of $6 and $7, respectively	199	322
Current portion of franchise notes receivable, net of allowance of $29	218	107
Inventories	344	322
Prepaid expenses and other current assets	584	543
Deferred tax assets	351	351
Total current assets	11,106	9,700

Property and equipment, net	1,025	1,191
Franchise notes receivable	267	302
Deferred tax asset, net of current portion	803	803
Goodwill	4,127	4,127
Intangible assets, net	3,116	3,218
Other assets	277	296
Total assets	$20,721	$19,637

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,002	$4,362
Optical purchasing group payables	5,361	3,709
Accrual for store closings	160	146
Short-term debt	4,971	14
Related party obligations	356	353
Total current liabilities	14,850	8,584

Long-term debt	43	5,358
Related party borrowings, net of current portion	364	417
Franchise deposits and other liabilities	276	310
Total liabilities	15,533	14,669

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized: Senior Convertible Preferred Stock, $100,000 liquidation preference per share; 0.74 shares issued and outstanding	74	74
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 125,475,143 shares issued and 125,475,143 shares outstanding	1,254	1,254
Treasury stock, at cost, 182,337 shares	(204)	(204)
Additional paid-in capital	128,059	128,059
Accumulated comprehensive loss	(213)	(267)
Accumulated deficit	(123,782)	(123,948)
Total shareholders' equity	5,188	4,968
Total liabilities and shareholders' equity	$20,721	$19,637

The accompanying notes are an integral part of these consolidated condensed financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) (In Thousands, Except Per Share Data)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Revenues:
Optical purchasing group sales	$14,148	$17,235	$25,524	$31,530
Franchise royalties	1,410	1,595	2,900	3,246
Membership fees – VisionCare of California	872	877	1,747	1,720
Retail sales – Company-owned stores	500	954	1,030	2,096
Franchise related fees and other revenues	65	18	143	248
Total revenue	16,995	20,679	31,344	38,840

Costs and operating expenses:
Cost of optical purchasing group sales	13,469	16,494	24,254	30,027
Cost of retail sales – Company-owned stores	99	246	259	511
Selling, general and administrative expenses	3,414	3,723	6,527	7,444
Total costs and operating expenses	16,982	20,463	31,040	37,982

Operating income	13	216	304	858

Other income (expense):
Interest on franchise notes receivable	6	7	13	14
Other (expense) income, net	(28)	14	(25)	48
Interest expense, net	(58)	(69)	(115)	(161)
Total other expense	(80)	(48)	(127)	(99)

(Loss) income before income tax benefit (provision)	(67)	168	177	759
Income tax benefit (provision)	3	139	(11)	265
Net (loss) income	(64)	307	166	1,024

Comprehensive (loss) income:
Foreign currency translation adjustments	(264)	9	54	33
Comprehensive (loss) income	$(328)	$316	$220	$1,057

Net (loss) income per share:
Basic and diluted	$(0.00)	$0.00	$0.00	$0.01

Weighted-average number of common shares outstanding:
Basic	125,475	125,475	125,475	125,475
Diluted	125,475	130,965	125,742	131,357

The accompanying notes are an integral part of these consolidated condensed financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in Thousands)
	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$166	$1,024
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	321	313
Provision for bad debt	183	12
Deferred tax assets	-	(265)
Gain on the sale of property and equipment	-	(19)
Disposal of property and equipment	15	-
Non-cash compensation charges related to options and warrants	-	46
Changes in operating assets and liabilities:
Franchise and other receivables	(47)	(42)
Optical purchasing group receivables	(1,831)	(2,527)
Inventories	(22)	4
Prepaid expenses and other current assets	(41)	(222)
Other assets	(35)	(7)
Accounts payable and accrued liabilities	(346)	(1,081)
Optical purchasing group payables	1,652	2,289
Franchise deposits and other liabilities	(34)	(82)
Net cash used in operating activities	(19)	(557)

Cash flows from investing activities:
Proceeds from franchise and other notes receivable	84	126
Settlement on accounts payable related to enhancing trademark value	102	-
Costs associated with enhancing trademark value	(98)	(228)
Franchise notes receivable issued	(131)	(20)
Purchases of property and equipment	(18)	(21)
Net cash used in investing activities	(61)	(143)

Cash flows from financing activities:
Borrowings under credit facility	150	-
Payments under credit facility	(500)	-
Payments on related party obligations and other debt	(58)	(74)
Net cash used in financing activities	(408)	(74)
Net decrease in cash before effect of foreign exchange rate changes	(488)	(774)
Effect of foreign exchange rate changes	54	2
Net decrease in cash and cash equivalents	(434)	(772)
Cash and cash equivalents – beginning of period	2,090	2,846
Cash and cash equivalents – end of period	$1,656	$2,074

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$102	$158
Taxes	$16	$32

Non-cash investing and financing activities:
Notes receivable in connection with the sale of two Company-owned stores (inclusive of all inventory and property and equipment)	$-	$169
Notes receivable in connection with franchisee settlement (inclusive of all franchise related receivables)	$95	$-

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

As of June 30, 2009, there were 136 Sterling Stores in operation, consisting of 6 Company-owned stores (inclusive of 1 store operated under the terms of a management agreement) and 130 franchised stores, 818 active members of Combine, and 539 active members of TOG.

Principles of Consolidation

The Consolidated Condensed Financial Statements include the accounts of Emerging Vision, Inc. and its operating and non-operating subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying Consolidated Condensed Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted for complete financial statement presentation.  In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included.  All such adjustments are of a normal recurring nature.  This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Share-based compensation cost of approximately $41,000 and $46,000 is reflected in selling, general and administrative expenses on the accompanying Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2008, respectively.  There was no such expense during the three and six months ended June 30, 2009.  The Company determined the fair value of options and warrants issued during 2008 using the Black-Scholes option pricing model.

Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”  Accordingly, revenues are recorded when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s prices to buyers are fixed or determinable, and collectability is reasonably assured.

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

Franchise related fees and other revenues – Represents certain franchise fees collected by the Company under the terms of franchise agreements (including, but not limited to, initial franchise, transfer, renewal and conversion fees).  Initial franchise fees, which are non-refundable, are recognized when the related franchise agreement is signed.  The Company recognized franchise related fees of $69,000 and $10,000 for the three months ended June 30, 2009 and 2008, respectively, and $140,000 and $160,000 for the six months ended June 30, 2009 and 2008, respectively.  Other revenues are revenues that are not generated by one of the other five principal sources including commission income and employee optical sales.

The Company also follows the provisions of Emerging Issue Task Force (“EITF”) Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” and accordingly, accounts for discounts, coupons and promotions (that are offered to its customers) as a direct reduction of revenue.

Comprehensive Income

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for the reporting of comprehensive income and its components.  Comprehensive income is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners.  The Company’s comprehensive (loss) income is comprised solely of the cumulative translation adjustment arising from the translation of TOG’s financial statements.

Foreign Currency Translation

The financial position and results of operations of TOG were measured using TOG’s local currency (Canadian Dollars) as the functional currency.  Balance sheet accounts are translated from the foreign currency into U.S. Dollars at the period-end rate of exchange.  Income and expenses are translated at the weighted average rates of exchange for the period.  The resulting $264,000 translation loss and $9,000 translation gain from the conversion of foreign currency to U.S. Dollars is included as a component of comprehensive income for the three months ended June 30, 2009 and 2008, respectively, and the resulting $54,000 and $33,000 translation gain from the conversion of foreign currency to U.S. Dollars is included as a component of comprehensive income for the six months ended June 30, 2009 and 2008, respectively.  Each of the translation adjustments are recorded directly to accumulated comprehensive loss within the Consolidated Condensed Balance Sheets.

Income Taxes

The Company follows the provisions of FASB’s Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109.”  FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  FIN 48 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values.  There were no adjustments related to uncertain tax positions recognized during the three and six months ended June 30, 2009 and 2008, respectively.

The Company recognizes interest and penalties related to uncertain tax positions as a reduction of the income tax benefit.  No interest and penalties related to uncertain tax positions were accrued as of June 30, 2009 and December 31, 2008, respectively.

The Company operates in multiple tax jurisdictions within the United States of America and Canada.  Although the Company does not believe that the Company is currently under examination in any major tax jurisdiction in which it operates, the Company remains subject to examination in all of those tax jurisdictions until the applicable statutes of limitation expire.  As of June 30, 2009, a summary of the tax years that remains subject to examination in the Company’s major tax jurisdictions are:  United States – Federal and State – 2005 and forward.  The Company does not expect to have a material change to unrecognized tax positions within the next twelve months.

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

NOTE 3 – PER SHARE INFORMATION:

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per share of common stock (“Basic EPS”) is computed by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding.  Diluted earnings per share of common stock (“Diluted EPS”) is computed by dividing the net (loss) income by the weighted-average number of shares of common stock, and dilutive common stock equivalents and convertible securities then outstanding.  SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Consolidated Condensed Statements of Operations.  Common stock equivalents totaling 22,485,311 and 3,522,687 were excluded from the computation of Diluted EPS for the three months ended June 30, 2009 and 2008, respectively, and 22,485,311 and 3,522,687 were excluded for the six months ended June 30, 2009 and 2008, respectively, as their effect on the computation of Diluted EPS would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net (loss) income (in thousands):	$(64)	$307	$166	$1,024

Denominator:
Weighted-average shares of common stock outstanding	125,475	125,475	125,475	125,475
Dilutive effect of stock options, warrants and restricted stock	-	5,490	267	5.882
Weighted-average shares of common stock outstanding, assuming dilution	125,475	130,965	125,742	131,357

Net (loss) income per share:
Basic and diluted	$(0.00)	$0.00	$0.00	$0.01

NOTE 4 – CREDIT FACILITY:

On August 8, 2007, the Company entered into a Revolving Line of Credit Note and Credit Agreement (the “Credit Agreement”) with Manufacturers and Traders Trust Company (“M&T”), establishing a revolving credit facility (the “Credit Facility”), for aggregate borrowings of up to $6,000,000, to be used for general working capital needs and certain permitted acquisitions, which is secured by substantially all of the assets of the Company, other than the assets of Combine, which assets are used to secure the repayment of Combine’s debt.  The Credit Facility is set to mature on April 1, 2010.  All sums drawn by the Company under the Credit Facility are repayable, interest only, on a monthly basis, commencing on the first day of each month during the term of the Credit Facility, calculated at the variable rate of three hundred (300) basis points in excess of LIBOR, and all principal drawn by the Company is payable on April 1, 2010.  The Company is currently exploring certain options available to it to extend or refinance, prior to April 2010, provided, however, that the Company does not know if it will be able to extend or refinance the debt and cannot guarantee that extending or refinancing the debt will be on terms favorable to the Company.

As of June 30, 2009, the Company had outstanding borrowings of $4,956,854 under the Credit Facility, which amount was included in Short-term Debt on the accompanying Consolidated Condensed Balance Sheet and was utilizing $500,000 of the Credit Facility to hold a letter of credit in favor of a key vendor of Combine to ensure payment of any outstanding invoices not paid by Combine.  Additionally, the Company had $543,146 available under the Credit Facility for future borrowings.

The Credit Facility includes various financial covenants including minimum net worth, maximum funded debt and debt service ratio requirements.  As of June 30, 2009, the Company was not in compliance with two of the financial covenants, however, M&T granted the Company a waiver and agreed that, as of June 30, 2009, it was now in compliance with such covenants.

NOTE 5 – SEGMENT REPORTING

Business Segments

Operating segments are organized internally primarily by the type of services provided, and in accordance with SFAS 131, “Disclosures About Segments of an Enterprise and Related Information.”  The Company has aggregated similar operating characteristics into six reportable segments: (1) Optical Purchasing Group Business, (2) Franchise, (3) Company Store, (4) VisionCare of California, (5) Corporate Overhead and (6) Other.

(1) The Optical Purchasing Group Business segment consists of the operations of Combine and TOG.  Revenues generated by this segment represent the sale of products and services, at discounted pricing, to Combine and TOG members.  The businesses in this segment are able to use their membership count to get better discounts from vendors than a member could obtain on its own.  Expenses include direct costs for such product and services, salaries and related benefits, depreciation and amortization, interest expense on financing these acquisitions, and other overhead.

(2) The Franchise segment consists of 130 franchise locations as of June 30, 2009.  Revenues generated by this segment represent royalties on the total sales of the franchise locations, other franchise related fees such as initial franchise, transfer, renewal and conversion fees, additional royalties in connection with franchise store audits, and interest charged on franchise financing.  Expenses include the salaries and related benefits/expenses of the Company’s franchise field support team, corporate office salaries and related benefits, convention and trade show expenses, consulting fees, and other overhead.

(3) The Company Store segment consists of six Company-owned retail optical stores (including one under the terms of a management agreement) as of June 30, 2009.  Revenues generated from such stores are a result of the sales of eye care products and services such as prescription and non-prescription eyeglasses, eyeglass frames, ophthalmic lenses, contact lenses, sunglasses and a broad range of ancillary items.  Expenses include the direct costs for such eye care products, doctor and store staff salaries and related benefits, rent, advertising, and other overhead.

(4) The VisionCare of California segment consists of optometric services provided to patients (members) of those franchise retail optical stores located in the state of California.  Revenues consist of membership fees generated for such optometric services provided to individual patients (members).  Expenses include salaries and related benefits for the doctors that render such optometric services, and other overhead.

(5) The Corporate Overhead segment consists of expenses not allocated to one of the other segments.  There are no revenues generated by this segment.  Expenses include costs associated with being a publicly traded company (including salaries and related benefits, professional fees, Sarbanes-Oxley compliance, board of director fees, and director and officer insurance), other salaries and related benefits, rent, other professional fees, and depreciation and amortization.

(6) The Other segment includes revenues and expenses from other business activities that do not fall within one of the other segments.  Revenues generated by this segment consist of employee optical benefit sales, commission income, and residual income on credit card processing.  Expenses primarily include the direct cost of such employee optical benefit sales, salaries and related benefits, commission expense, and advertising.

Certain business segment information is as follows (in thousands):

	As of June 30, 2009	As of December 31, 2008
	(unaudited)	(audited)
Total Assets:
Optical Purchasing Group Business	$13,609	$12,246
Franchise	5,356	5,386
VisionCare of California	668	632
Company Store	439	547
Corporate Overhead	634	814
Other	15	12
Total assets	$20,721	$19,637

	As of June 30, 2009	As of December 31, 2008
	(unaudited)	(audited)
Capital Expenditures:
Optical Purchasing Group Business	$-	$42
Franchise	8	40
VisionCare of California	-	2
Company Store	3	139
Corporate Overhead	7	121
Other	-	-
Total capital expenditures	$18	$344

Total Goodwill:
Optical Purchasing Group Business	$2,861	$2,861
Franchise	1,266	1,266
VisionCare of California	-	-
Company Store	-	-
Corporate Overhead	-	-
Other	-	-
Total goodwill	$4,127	$4,127

Total Intangible Assets:
Optical Purchasing Group Business	$2,209	$2,307
Franchise	907	911
VisionCare of California	-	-
Company Store	-	-
Corporate Overhead	-	-
Other	-	-
Total intangible assets	$3,116	$3,218

Total Intangible Asset Additions:
Optical Purchasing Group Business	$-	$-
Franchise	(4)	601
VisionCare of California	-	-
Company Store	-	-
Corporate Overhead	-	-
Other	-	-
Total intangible asset additions	$(4)	$601

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net Revenues:
Optical Purchasing Group Business	$14,148	$17,235	$25,524	$31,530
Franchise	1,479	1,605	3,040	3,406
VisionCare of California	872	877	1,747	1,720
Company Store	500	954	1,030	2,096
Corporate Overhead	-	-	-	-
Other	(4)	8	3	88
Net revenues	$16,995	$20,679	$31,344	$38,840
(Loss) Income before Income Tax Benefit (Provision):
Optical Purchasing Group Business	$158	$319	$382	$640
Franchise	486	808	1,189	1,904
VisionCare of California	12	4	28	6
Company Store	(133)	(193)	(234)	(211)
Corporate Overhead	(585)	(710)	(1,189)	(1,535)
Other	(5)	(60)	1	(45)
(Loss) income before income tax benefit (provision)	$(67)	$168	$177	$759

Depreciation and Amortization:
Optical Purchasing Group Business	$77	$77	$153	$153
Franchise	63	54	124	110
VisionCare of California	6	5	11	11
Company Store	27	16	33	35
Corporate Overhead	-	-	-	-
Other	-	4	-	4
Total depreciation and amortization	$173	$156	$321	$313

Interest Expense, Net:
Optical Purchasing Group Business	$45	$55	$88	$140
Franchise	13	14	27	21
VisionCare of California	-	-	-	-
Company Store	-	-	-	-
Corporate Overhead	-	-	-	-
Other	-	-	-	-
Total interest expense, net	$58	$69	$115	$161

Geographic Information

The business of the Company is concentrated into two separate geographic areas; the United States and Canada.  Certain geographic information for continuing operations is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net Revenues:
United States	$6,666	$11,623	$13,125	$21,940
Canada	10,329	9,056	18,219	16,900
Net revenues	$16,995	$20,679	$31,344	$38,840

(Loss) Income before Income Tax Benefit:
United States	$(289)	$(81)	$(305)	$277
Canada	222	249	482	482
(Loss) income before income tax benefit (provision)	$(67)	$168	$177	$759

The geographic information on Canada includes TOG’s business activities.  Canadian revenue is generated from the Company’s optical purchasing group members located in Canada.  TOG provides customer management services on behalf of the Company, to such members.

Additional geographic information is summarized as follows for the six months ended June 30, 2009 (in thousands):

	United States	Canada	Total

Total Assets	$16,360	$4,361	$20,721
Property and Equipment	994	31	1,025
Depreciation and Amortization	315	6	321
Capital Expenditures	18	-	18
Goodwill	4,127	-	4,127
Intangible Assets	3,116	-	3,116
Intangible Asset Additions	(4)	-	(4)
Interest Expense	115	-	115
Geographic information is summarized as follows for the year ended December 31, 2008 (in thousands) (audited):

	United States	Canada	Total

Total Assets	$16,678	$2,959	$19,637
Property and Equipment	1,156	35	1,191
Depreciation and Amortization	645	9	654
Capital Expenditures	344	-	344
Goodwill	4,127	-	4,127
Intangible Assets	3,218	-	3,218
Intangible Asset Additions	601	-	601
Interest Expense	346	-	346

NOTE 6 – COMMITMENTS AND CONTINGENCIES:

Litigation

On May 20, 2003, Irondequoit Mall, LLC commenced an action against the Company and Sterling Vision of Irondequoit, Inc. (“SVI”) alleging, among other things, that the Company had breached its obligations under its guaranty of the lease for the former Sterling Optical store located in Rochester, New York.  In June 2009, this action was settled.  The terms of the settlement include the payment, by the Company to Irondequoit Mall, LLC, of an aggregate sum of $75,000, of which $50,000 was paid in July 2009 and $25,000 is due prior to September 30, 2009, and the exchange of mutual general releases.

In August 2006, the Company and its subsidiary, Sterling Vision of California, Inc. (“SVC”) (collectively referred to as the “Company”) filed an action against For Eyes Optical Company (“For Eyes” or “Defendant”) in response to allegations by For Eyes of trademark infringement for Plaintiff’s use of the trademark “Site For Sore Eyes”.  The Company claims, among other things, that (i) there is no likelihood of confusion between the Company’s and Defendant’s mark, and that the Company has not infringed, and is not infringing, Defendant’s mark; ii) the Company is not bound by that certain settlement agreement, executed in 1981 by a prior owner of the Site For Sore Eyes trademark; and iii) Defendant’s mark is generic and must be cancelled.  For Eyes, in its Answer, asserted defenses to the Company’s claims, and asserted counterclaims against the Company, including, among others, that (i) the Company has infringed For Eyes’ mark; (ii) the Company wrongfully obtained a trademark registration for its mark and that said registration should be cancelled; and (iii) the acts of the Company constitute a breach of the aforementioned settlement agreement.  For Eyes seeks injunctive relief, cancellation of the Company’s trademark registration, trebled monetary damages, payment of any profits made by the Company in respect of the use of such trade name, and costs and attorney fees.  The Company has not recorded an accrual for a loss in this action, as the Company does not believe it is probable that the Company will be held liable in respect of Defendant’s counterclaims.  Currently, the parties are in settlement discussions, provided, however, that there can be no assurance that the litigation will be settled, or, if it is settled, that the terms of such settlement will be favorable to the Company.

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

Guarantees

As of June 30, 2009, the Company was a guarantor of certain leases of retail optical stores franchised and subleased to its franchisees.  Such guarantees generally expire one year from the month the rent was last paid.  In the event that all of such franchisees defaulted on their respective subleases, the Company would be obligated for aggregate lease obligations of approximately $2,429,000.  The Company continually evaluates the credit-worthiness of its franchisees in order to determine their ability to continue to perform under their respective subleases.  Additionally, in the event that a franchisee defaults under its sublease, the Company has the right to take over operation of the respective location.

Employment Agreements

The Company has an Employment Agreement (“Agreement 1”) with its Chief Executive Officer (“CEO”), which extends through November 2009.  Agreement 1 provides for an annual salary of $275,000 and certain other benefits.  Additionally, as per Agreement 1, the CEO may be eligible for bonus compensation as determined by the Company’s Board of Directors.

The Company has an Employment Agreement (“Agreement 2”) with the President of Combine, which extends through September 2011.  Agreement 2 provides for an annual salary of $210,000, certain other benefits, and an annual bonus based upon certain financial targets of Combine.

NOTE 7 – SUBSEQUENT EVENTS:

The Company has evaluated subsequent events from the balance sheet date through August 14, 2009, the date the accompanying financial statements were issued.  The following is a material subsequent event.

Equity Transactions:
On July 13, 2009, certain executives of the Company elected to exercise their outstanding common stock options totaling 8,128,810 on a cash-less basis.  As of August 14, 2009, those executives and the Company’s Board of Directors are in negotiations to rescind such transactions, provided, however, that there can be no assurances such negotiations will result in a rescission or, if a rescission occurs it will be on terms favorable to the Company.

In addition, a material subsequent event has been disclosed in Note 4.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This Quarterly Report, as of and for the three and six months ended June 30, 2009, (the “Report”) contains certain forward-looking statements and information relating to the Company that is based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management.  When used in this Report, the words “anticipate”, “believe”, “estimate”, “expect”, “there can be no assurance”, “may”, “could”, “would”, “might”, “intends” and similar expressions and their negatives, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements.  Such statements reflect the view of the Company at the date they are made with respect to future events, are not guarantees of future performance and are subject to various risks and uncertainties as identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and those described from time to time in previous and future reports filed with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein with the forward-looking statements referred to above and as set forth in this Report.  The Company does not intend to update these forward-looking statements for new information, or otherwise, for the occurrence of future events.

Segment results for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008

Consolidated Segment Results

Total revenues for the Company decreased approximately $3,684,000, or 17.8%, to $16,995,000 for the three months ended June 30, 2009, as compared to $20,679,000 for the three months ended June 30, 2008, and decreased approximately $7,496,000, or 19.3%, to $31,344,000 for the six months ended June 30, 2009, as compared to $38,840,000 for the six months ended June 30, 2008.  These decreases were mainly a result of the decrease in Optical Purchasing Group revenues during the comparable periods due to current economic trends in the US and Canadian economies as well as currency fluctuations between the US and Canadian dollars.  Additionally, the Company experienced a decrease in the average number of Company-owned stores in operation from 10 for the six months ended June 30, 2008 compared to 6 for the six months ended June 30, 2009, and a decrease in the average number of franchise locations in operation from 145 for the six months ended June 30, 2008 compared to 131 for the six months ended June 30, 2009, which resulted in decreased revenues for the Company-store and franchise segments.

Total costs and operating expenses for the Company decreased approximately $3,481,000, or 17.0%, to $16,982,000 for the three months ended June 30, 2009, as compared to $20,463,000 for the three months ended June 30, 2008, and decreased approximately $6,942,000, or 18.3%, to $31,040,000 for the six months ended June 30, 2009, as compared to $37,982,000 for the six months ended June 30, 2008.  The decreases in Optical Purchasing Group cost of sales were a direct result of the currency fluctuations described above.  Additionally, the Company made an effort to streamline certain corporate office administrative functions and expenses during 2009, including the elimination of in-house counsel and moving franchise business development to a commission based structure.  Selling, general and administrative expenses also decreased due to the reduction of certain administrative job functions and the decrease in the number of Company stores in operations during 2009.

Optical Purchasing Group Business Segment

	For the Three Months Ended June 30 (in thousands):
	2009	2008	$ Change	% Change
Net Revenues:
Optical purchasing group sales	$14,148	$17,235	$(3,087)	(17.9%)
Cost of optical purchasing group sales	13,469	16,494	(3,025)	(18.3%)
Gross margin	679	741	(62)	(8.4%)
Selling, General and Administrative Expenses:
Salaries and related benefits	132	110	22	20.0%
Bad debt	91	-	91	n/a
Depreciation and amortization	77	77	-	0.0%
Rent and related overhead	56	88	(32)	(36.4%)
Credit card and bank fees	67	76	(9)	(11.8%)
Professional fees	48	3	45	1500.0%
Other general and administrative costs	5	13	(8)	(61.5%)
Total selling, general and administrative expenses	476	367	109	29.7%
Operating Income	203	374	(171)	(45.7%)

Other Income (Expense):
Interest expense, net	(45)	(55)	10	18.2%
Total other expense	(45)	(55)	10	18.2%
Income before income tax benefit	$158	$319	$(161)	(50.5%)

	For the Six Months Ended June 30 (in thousands):
	2009	2008	$ Change	% Change
Net Revenues:
Optical purchasing group sales	$25,524	$31,530	$(6,006)	(19.0%)
Cost of optical purchasing group sales	24,254	30,027	(5,773)	(19.2%)
Gross margin	1,270	1,503	(233)	(15.5%)
Selling, General and Administrative Expenses:
Salaries and related benefits	231	225	6	2.7%
Depreciation and amortization	153	153	-	0.0%
Credit card and bank fees	121	136	(15)	(11.0%)
Rent and related overhead	122	162	(40)	(24.7%)
Bad debt	91	-	91	n/a
Professional fees	62	16	46	287.5%
Other general and administrative costs	20	31	(11)	(35.5%)
Total selling, general and administrative expenses	800	723	77	10.7%
Operating Income	470	780	(310)	(39.7%)

Other Income (Expense):
Interest expense	(88)	(140)	52	37.1%
Total other expense	(88)	(140)	52	37.1%
Income before income tax benefit	$382	$640	$(258)	(40.3%)

Optical purchasing group revenues decreased approximately $3,087,000, or 17.9%, to $14,148,000 for the three months ended June 30, 2009, as compared to $17,235,000 for the three months ended June 30, 2008, and decreased approximately $6,006,000 or 19.0%, to $25,524,000 for the six months ended June 30, 2009, as compared to $31,530,000 for the six months ended June 30, 2008.  Individually, Combine’s revenues decreased approximately $970,000, or 20.5%, to $3,773,000 for the three months ended June 30, 2009, as compared to $4,743,000 for the three months ended June 30, 2008, and decreased approximately $1,486,000, or 17.0%, to $7,236,000 for the six months ended June 30, 2009, as compared to $8,722,000 for the six months ended June 30, 2008.  These decreases were due to a generally weaker economy that began to affect Combine in the 2nd half of 2008 and carried through the first six months of 2009.  As of June 30, 2009, there were 818 active members, as compared to 852 active members as of June 30, 2008.  Individually, TOG revenues decreased approximately $2,163,000, or 17.3%, to $10,329,000 for the three months ended June 30, 2009, as compared to $12,492,000 for the three months ended June 30, 2008, and decreased approximately $4,589,000, or 20.1%, to $18,219,000 for the six months ended June 30, 2009, as compared to $22,808,000 for the six months ended June 30, 2008.  These decreases were mainly due to the fluctuation of the foreign currency exchange rate between the Canadian and US Dollar.  The rate averaged $0.99 for every Canadian Dollar during the first six months of 2008, as compared to $0.83 for every Canadian Dollar during the first six months of 2009.  Additionally, similar to the U.S. economy, the Canadian economy experienced a downturn beginning in the 2nd half of 2008.

Costs of optical purchasing group sales decreased approximately $3,025,000, or 18.3%, to $13,469,000 for the three months ended June 30, 2009, as compared to $16,494,000 for the three months ended June 30, 2008, and decreased approximately $5,773,000, or 19.2%, to $24,254,000 for the six months ended June 30, 2009, as compared to $30,027,000 for the six months ended June 30, 2008.  Individually, Combine’s cost of sales decreased approximately $968,000, or 21.7%, to $3,494,000 for the three months ended June 30, 2009, as compared to $4,462,000 for the three months ended June 30, 2008, and decreased approximately $1,385,000, or 17.0%, to $6,763,000 for the six months ended June 30, 2009, as compared to $8,148,000 for the six months ended June 30, 2008.  Individually, TOG’s cost of sales decreased approximately $2,485,000, or 20.7%, to $9,547,000 for the three months ended June 30, 2009, as compared to $12,032,000 for the three months ended June 30, 2008, and decreased approximately $4,442,000, or 20.3%, to $17,437,000 for the six months ended June 30, 2009, as compared to $21,879,000 for the six months ended June 30, 2008.  Both of these decreases were a direct result of, and proportionate to, the revenue fluctuations described above.

Operating expenses of the optical purchasing group segment increased approximately $109,000, or 29.7%, to $476,000 for the three months ended June 30, 2009, as compared to $367,000 for the three months ended June 30, 2008, and increased approximately $77,000, or 10.7%, to $800,000 for the six months ended June 30, 2009, as compared to $723,000 for the six months ended June 30, 2008.  These increases were mainly due to bad debt incurred on certain member receivables during the three and six months ended June 30, 2009 of approximately $91,000 as certain Combine members went out of business due to the current economic conditions.  Additionally, Combine and TOG engaged the services of consultants ($10,000 per month) in May 2009 to enhance vendor programs designed to encourage greater spending by the members while achieving greater profit margins.  These increases were offset, in part, by the fluctuation of the foreign currency exchange rate as described above.

Interest expense related to the optical purchasing group segment decreased approximately $10,000, or 18.2%, to $45,000 for the three months ended June 30, 2009, as compared to $55,000 for the three months ended June 30, 2008, and decreased approximately $52,000, or 37.1%, to $88,000 for the six months ended June 30, 2009, as compared to $140,000 for the six months ended June 30, 2008.  These decreases were related to a decrease in the interest rates on the borrowings under the Company’s Credit Facility with Manufacturers and Traders Trust Corporation (“M&T”).  Additionally, as Combine continues to pay down its related party debt, the Company continues to incur less interest.

Franchise Segment

	For the Three Months Ended June 30 (in thousands):
	2009	2008	$ Change	% Change
Net Revenues:
Royalties	$1,410	$1,595	$(185)	(11.6%)
Franchise and other related fees	69	10	59	590.0%
Net revenues	1,479	1,605	(126)	(7.9%)
Selling, General and Administrative Expenses:
Salaries and related benefits	336	364	(28)	(7.7%)
Professional fees	153	111	42	37.8%
Rent and related overhead	122	93	29	31.2%
Convention and trade show expenses	91	99	(8)	(8.1%)
Depreciation	63	54	9	16.7%
Bad debt	45	-	45	n/a
Other general and administrative costs	138	77	61	79.2%
Total selling, general and administrative expenses	948	798	150	18.8%
Operating Income	531	807	(276)	(34.2%)

Other Income (Expense):
Interest on franchise notes receivable	6	7	(1)	(14.3%)
Other (expense) income, net	(38)	8	(46)	(575.0%)
Interest expense, net	(13)	(14)	1	7.1%
Total other (expense) income	(45)	1	(46)	(4600.0%)
Income before income tax benefit	$486	$808	$(322)	(39.9%)

	For the Six Months Ended June 30 (in thousands):
	2009	2008	$ Change	% Change
Net Revenues:
Royalties	$2,900	$3,246	$(346)	(10.7%)
Franchise and other related fees	140	160	(20)	(12.5%)
Net revenues	3,040	3,406	(366)	(10.7%)
Selling, General and Administrative Expenses:
Salaries and related benefits	710	789	(79)	(10.0%)
Professional fees	280	221	59	26.7%
Rent and related overhead	227	154	73	47.4%
Convention and trade show expenses	175	164	11	6.7%
Depreciation	124	110	14	12.7%
Other general and administrative costs	285	97	188	193.8%
Total selling, general and administrative expenses	1,801	1,535	266	17.3%
Operating Income	1,239	1,871	(632)	(33.8%)

Other Income (Expense):
Interest on franchise notes receivable	13	14	(1)	(7.1%)
Other (expense) income, net	(36)	40	(76)	(190.0%)
Interest expense, net	(27)	(21)	(6)	(28.6%)
Total other (expense) income	(50)	33	(83)	(251.5%)
Income before income tax benefit	$1,189	$1,904	$(715)	(37.6%)

Franchise royalties decreased approximately $185,000, or 11.6%, to $1,410,000 for the three months ended June 30, 2009, as compared to $1,595,000 for the three months ended June 30, 2008, and decreased approximately $346,000, or 10.7%, to $2,900,000 for the six months ended June 30, 2009, as compared to $3,246,000 for the six months ended June 30, 2008.  Franchise sales decreased approximately $1,264,000, or 6.2%, for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, and decreased approximately $2,325,000, or 5.6%, for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008.  This led to decreased royalty income of approximately $101,000 and $186,000 for the three and six months ended June 30, 2009, respectively, mainly due to 12 fewer stores in operations during 2009.  As of June 30, 2009 and 2008, there were 130 and 142 franchised stores in operation, respectively.

Franchise and other related fees (which includes initial franchise fees, renewal fees, conversion fees and store transfer fees) increased approximately $59,000, or 590.0%, to $69,000 for the three months ended June 30, 2009, as compared to $10,000 for the three months ended June 30, 2008, and decreased approximately $20,000, or 12.5%, to $140,000 for the six months ended June 30, 2009, as compared to $160,000 for the six months ended June 30, 2008.  These fluctuations were primarily attributable to 7 franchise agreement renewals ($71,000), 1 independent store conversion ($10,000), and 3 new franchise agreements ($55,000) in 2009, as compared to 4 franchise agreement renewals ($40,000), 3 independent store conversions ($21,000), and 5 new franchise agreements ($100,000) in 2008.  In the future, franchise fees are likely to fluctuate depending on the timing of franchise agreement expirations, new store openings, franchise store transfers, and the approval of the Franchise Disclosure Document, which is renewed annually in April.

Operating expenses of the franchise segment increased approximately $150,000, or 18.8%, to $948,000 for the three months ended June 30, 2009, as compared to $798,000 for the three months ended June 30, 2008, and increased approximately $266,000, or 17.3%, to $1,801,000 for the six months ended June 30, 2009, as compared to $1,535,000 for the six months ended June 30, 2008.  These increases were partially a result of increases in; professional fees as the Company began utilizing outside counsel to administer franchise agreement transactions (during fiscal 2008 the Company employed in-house counsel to handle such work), rent and related overhead as the Company reallocated certain expenses from the corporate segment to the franchise segment as well as $55,000 due to a rent subsidy the Company is provided on certain franchise locations during the first six months of 2009, which was not provided in the first six months of 2008.  Additionally, the franchise segment incurred travel, training, and related costs associated with the installation of the Company’s new Point-of-Sale computer system (initiated March 2008).  These increases were offset, in part, by a decrease in certain salaries and related expenses as the Company continued to stream-line certain operations, including franchise business development to commission-based compensation.

Company Store Segment

	For the Three Months Ended June 30 (in thousands):
	2009	2008	$ Change	% Change
Net Revenues:
Retail sales	$500	$954	$(454)	(47.6%)
Cost of retail sales	99	246	(147)	(59.8%)
Gross margin	401	708	(307)	(43.4%)
Selling, General and Administrative Expenses:
Salaries and related benefits	228	427	(199)	(46.6%)
Rent and related overhead	227	294	(67)	(22.8%)
Advertising	30	65	(35)	(53.8%)
Other general and administrative costs	49	115	(66)	(57.4%)
Total selling, general and administrative expenses	534	901	(367)	(40.7%)
Operating Loss	$(133)	$(193)	$60	31.1%

	For the Six Months Ended June 30 (in thousands):
	2009	2008	$ Change	% Change
Net Revenues:
Retail sales	$1,030	$2,096	$(1,066)	(50.9%)
Cost of retail sales	259	511	(252)	(49.3%)
Gross margin	771	1,585	(814)	(51.4%)
Selling, General and Administrative Expenses:
Salaries and related benefits	478	925	(447)	(48.3%)
Rent and related overhead	393	569	(176)	(30.9%)
Advertising	60	133	(73)	(54.9%)
Other general and administrative costs	74	169	(95)	(56.2%)
Total selling, general and administrative expenses	1,005	1,796	(791)	(44.0%)
Operating Loss	$(234)	$(211)	$(23)	(10.9%)

Retail sales for the Company store segment decreased approximately $454,000, or 47.6%, to $500,000 for the three months ended June 30, 2009, as compared to $954,000 for the three months ended June 30, 2008, and decreased approximately $1,066,000, or 50.9%, to $1,030,000 for the six months ended June 30, 2009, as compared to $2,096,000 for the six months ended June 30, 2008.  This decrease was mainly attributable to fewer Company-owned store locations open during the comparable periods.  As of June 30, 2009, there were 6 Company-owned stores, as compared to 9 Company-owned stores as of June 30, 2008 (both periods inclusive of one store operated by a franchisee under the terms of a management agreement).  Over the last 12 months, the Company has closed one Company-owned location and franchised one other that were part of the store count as of June 30, 2008.  The two stores generated retail sales of $608,000 for the twelve months ended June 30, 2008, as compared to $268,000 for the twelve months ended June 30, 2009.   On a same store basis (for stores that operated as a Company-owned store during the entirety of all of the periods ended June 30, 2009 and 2008), comparative net sales decreased approximately $99,000, or 18.1%, to $449,000 for the three months ended June 30, 2009, as compared to $548,000 for the three months ended June 30, 2008, and decreased approximately $119,000, or 10.8%, to $983,000 for the six months ended June 30, 2009, as compared to $1,102,000 for the six months ended June 30, 2008.  The decrease in overall revenues for both periods were partially a result of the Company reserving, in January 2009, the total amount of managed care receivables generated by such stores and recognizing the income on such receivables when cash receipts are recovered.  Additionally, management believes that the decreases were a direct result of current economic conditions, as well as the loss of a key optometrist in the 2nd quarter of 2009, which led to reduced exam fee revenues.

The Company-owned store’s gross profit margin, which calculation does not include the exam fee revenues of $67,000 and $117,000 for the three months ended June 30, 2009 and 2008, respectively, and $174,000 and $257,000 for the six months ended June 30, 2009 and 2008, respectively, generated by such Company-owned stores, increased by 6.4%, to 76.2%, for the three months ended June 30, 2009, as compared to 69.8% for the three months ended June 30, 2008, and decreased by 2.9%, to 69.7% for the six months ended June 30, 2009, as compared to 72.6% for the six months ended June 30, 2008.  The six month decrease was a direct result of the decrease in managed care revenues as described above.  The three month improvement on gross profit margins is attributable to certain vendor programs initiated during the 4th quarter of 2008 that has helped improve the Company’s lab/lens costs.  Additionally, management continues to work to improve the profit margin through increased training at the Company-store level and improved vendor partnerships, among other things, and anticipates these changes will result in improvements in the Company’s gross profit margin in the future.  The Company’s gross margin may, however, fluctuate in the future depending upon the extent and timing of changes in the product mix in such stores, competitive pricing, and certain one-time sales promotions.

Operating expenses of the Company store segment decreased approximately $367,000, or 40.7%, to $534,000 for the three months ended June 30, 2009, as compared to $901,000 for the three months ended June 30, 2008, and decreased approximately $791,000, or 44.0%, to $1,005,000 for the six months ended June 30, 2009, as compared to $1,796,000 for the six months ended June 30, 2008.  These decreases were mainly a result of having fewer Company-owned stores in operation during the three and six months ended June 30, 2009.  Additionally, the Company streamlined certain store payroll coverage in its stores to reduced salaries and related benefits, the loss of the optometrist as noted above, and enhanced the media plans for each store, which reduced advertising costs on a by-store basis.

VisionCare of California Segment

	For the Three Months Ended June 30 (in thousands):
	2009	2008	$ Change	% Change
Net Revenues:
Membership fees	$872	$877	$(5)	(0.6%)
Selling, General and Administrative Expenses:
Salaries and related benefits	773	812	(39)	(4.8%)
Rent and related overhead	41	35	6	17.1%
Other general and administrative costs	56	32	24	75.0%
Total selling, general and administrative expenses	870	879	(9)	(1.0%)
Operating Income (Loss)	2	(2)	4	200.0%

Other Income (Expense):
Other income	10	6	4	66.7%
Total other income	10	6	4	66.7%
Income before income tax benefit	$12	$4	$8	200.0%

	For the Six Months Ended June 30 (in thousands):
	2009	2008	$ Change	% Change
Net Revenues:
Membership fees	$1,747	$1,720	$27	1.6%
Selling, General and Administrative Expenses:
Salaries and related benefits	1,550	1,594	(44)	(2.8%)
Rent and related overhead	80	73	7	9.6%
Other general and administrative costs	100	55	45	81.8%
Total selling, general and administrative expenses	1,730	1,722	8	0.5%
Operating Income (Loss)	17	(2)	19	950.0%

Other Income (Expense):
Other income	11	8	3	37.5%
Total other income	11	8	3	37.5%
Income before income tax benefit	$28	$6	$22	366.7%

Revenues generated by the Company’s wholly-owned subsidiary, VisionCare of California, Inc. (“VCC”), a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care, decreased approximately $5,000, or 0.6%, to $872,000 for the three months ended June 30, 2009, as compared to $877,000 for the three months ended June 30, 2008, and increased approximately $27,000, or 1.6%, to $1,747,000 for the six months ended June 30, 2009, as compared to $1,720,000 for the six months ended June 30, 2008.  The increase for the six months ended June 30, 2009 related to an increase in the daily membership fee charged by VCC effective June 2008.

Operating expenses of the VCC segment remained consistent with last year’s expenses, decreasing only $9,000, or 1.0%, to $870,000 for the three months ended June 30, 2009, as compared to $879,000 for the three months ended June 30, 2008, and increased approximately $8,000, or 0.5%, to $1,730,000 for the six months ended June 30, 2009, as compared to $1,722,000 for the six months ended June 30, 2008.  The increase for the six months ended June 30, 2009 related to increased doctor salaries and related benefits paid by VCC, which will be offset in future quarters due to the increase in the daily membership fees as discussed above.

Corporate Overhead Segment

	For the Three Months Ended June 30 (in thousands):
	2009	2008	$ Change	% Change
Selling, General and Administrative Expenses:
Salaries and related benefits	$351	$382	$(31)	(8.1%)
Professional fees	162	168	(6)	(3.6%)
Insurance	40	38	2	5.3%
Rent and related overhead	26	60	(34)	(56.6%)
Compensation expense	-	41	(41)	(100.0%)
Other general and administrative costs	6	21	(15)	(71.4%)
Total selling, general and administrative expenses	585	710	(125)	(17.6%)
Operating Loss	$(585)	$(710)	$125	17.6%

	For the Six Months Ended June 30 (in thousands):
	2009	2008	$ Change	% Change
Selling, General and Administrative Expenses:
Salaries and related benefits	$720	$853	$(133)	(15.6%)
Professional fees	286	302	(16)	(5.3%)
Insurance	118	126	(8)	(6.3%)
Rent and related overhead	51	121	(70)	(57.9%)
Compensation expense	-	46	(46)	(100.0%)
Other general and administrative costs	14	87	(73)	(83.9%)
Total selling, general and administrative expenses	1,189	1,535	(346)	(22.5%)
Operating Loss	$(1,189)	$(1,535)	$346	22.5%

There were no revenues generated by the corporate overhead segment.

Operating expenses decreased approximately $125,000, or 17.6%, to $585,000 for the three months ended June 30, 2009, as compared to $710,000 for the three months ended June 30, 2008, and decreased approximately $346,000, or 22.5%, to $1,189,000 for the six months ended June 30, 2009, as compared to $1,535,000 for the six months ended June 30, 2008.  The decreases for the three and six months ended June 30, 2009 were a result of decreases to salaries and related benefits of $31,000 and $151,000, respectively, due, in part, to decreases, in May 2008, in the Company’s medical and dental insurance premiums and the utilization, in January 2009, of an outside attorney to handle all franchise agreement transactions (during 2008 the Company utilized an “in-house” counsel).  Additionally, the Company reallocated certain rent and related overhead expenses to the franchise segment due to certain overhead reductions that occurred in the first quarter of 2009, the Company incurred compensation expense of approximately $41,000 in May 2008 due to the granting of stock options to the directors of the Company (there were no such grants during the first six months of 2009), and the Company absorbed the entire increase in medical and dental benefits of VCC for the first quarter of 2008.

Other Segment

	For the Three Months Ended June 30 (in thousands):
	2009	2008	$ Change	% Change
Net Revenues:
Commissions	$-	$12	$(12)	(100.0%)
Other	(4)	(4)	-	n/a
Net revenues	(4)	8	(12)	(150.0%)
Selling, General and Administrative Expenses:
Salaries and related benefits	-	8	(8)	(100.0%)
Advertising	-	50	(50)	(100.0%)
Other general and administrative costs	1	10	(9)	(90.0%)
Total selling, general and administrative expenses	1	68	(67)	(98.5%)
Operating Loss	$(5)	$(60)	$55	91.7%

	For the Six Months Ended June 30 (in thousands):
	2009	2008	$ Change	% Change
Net Revenues:
Commissions	$3	$69	$(66)	(95.7%)
Other	-	19	(19)	(100.0%)
Net revenues	3	88	(85)	(96.6%)
Selling, General and Administrative Expenses:
Salaries and related benefits	1	28	(27)	(96.4%)
Advertising	-	92	(92)	(100.0%)
Other general and administrative costs	1	13	(12)	(92.3%)
Total selling, general and administrative expenses	2	133	(131)	(98.5%)
Operating Income (Loss)	$1	$(45)	$46	102.2%

Revenues generated by the other segment decreased approximately $85,000, or 96.6%, to $3,000 for the six months ended June 30, 2009, as compared to $88,000 for the six months ended June 30, 2008.   The Company began generating commission revenues in January 2008 under operations of the Company that do not fall within one of the other operating segments.  Those operations ceased during the 2nd half of fiscal 2008.

Operating expenses of the other segment decreased approximately $131,000, or 98.5%, to $2,000 for the six months ended June 30, 2009, as compared to $133,000 for the six months ended June 30, 2008.  The decrease was due to the cease in operations as described above.

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

EBITDA Reconciliation

	For the Three Months Ended June 30 (in thousands):
	2009	2008	$ Change	% Change
EBITDA Reconciliation:
Net income	$(64)	$307	$(371)	(120.8%)
Interest	58	69	(11)	(15.9%)
Taxes	(3)	(139)	136	97.8%
Depreciation and amortization	173	156	17	10.9%
EBITDA	$164	$393	$(229)	(58.3%)

	For the Six Months Ended June 30 (in thousands):
	2009	2008	$ Change	% Change
EBITDA Reconciliation:
Net income	$166	$1,024	$(858)	(83.8%)
Interest	115	161	(46)	(28.6%)
Taxes	11	(265)	276	104.2%
Depreciation and amortization	321	313	8	2.6%
EBITDA	$613	$1,233	$(620)	(50.3%)

The Company also incurred other non-cash charges that effected earnings including compensation expenses related to the grant of common stock options and warrants of $41,000 and $46,000 for the three and six months ended June 30, 2008.  No such charges were incurred for the three and six months ended June 30, 2009.

Management has provided an EBITDA calculation to provide a greater level of understanding of the Company’s performance had it not been for certain significant non-cash charges, many of which were incurred as a result of the acquisitions of Combine and TOG.  These charges, such as depreciation and amortization, and interest expense, are included in selling, general and administrative expenses on the Consolidated Condensed Statements of Operations.

Liquidity and Capital Resources

As of June 30, 2009, the Company had a working capital deficit of $3,744,000 due, in part, to the reclassification of the Company’s outstanding principal on the M&T line of credit from long-term to short-term (approximately $4,957,000).  The Company had cash on hand of $1,656,000.  The outstanding principal under the Credit Facility is due on April 1, 2010.  The Company’s ability to meet its obligations will be dependent upon its ability to generate future profitability and/or its ability to obtain additional financing or obtain an extension of the expiration of the Credit Facility from M&T, however, the Company does not know if it will be able to extend or refinance the debt and cannot guarantee that extending or refinancing the debt will be on terms favorable to the Company.

During the six months ended June 30, 2009, cash flows used in operating activities were $19,000.  This was principally due to an increase in optical purchasing group receivables of $1,831,000 due to increased optical purchasing group sales, as well as a decrease in accounts payable and accrued expenses of $346,000, partially due to the decrease in the number of Company-owned stores in operation leading to a reduction in product purchased, and the payment of approximately $501,000 of legal invoices outstanding as of December 31, 2008 related to the For Eyes litigation.  This was offset, in part, by net income and other non-cash expenses of $685,000, as well as an increase in optical purchasing group payables of $1,652,000 for the reason described above.  The Company hopes to continue to improve its operating cash flows through the continued implementation of the Company’s Point-of-Sales (“POS”) system to improve the franchise sales reporting process, the addition of new franchise locations, its current and future acquisitions, new vendor programs, and continued efficiencies as it relates to corporate overhead expenses.

For the six months ended June 30, 2009, cash flows used in investing activities were $61,000 mainly due to the issuance of new promissory notes (including approximately $67,000 for the acquisition of a franchise location) and capital expenditures related to improvements to the Company’s IT infrastructure and the implementation of the POS system.  Management does anticipate certain capital expenditures over the next 12 months, including expenditures to continue to implement the POS system within the Franchise community, and enhance the Company’s technology infrastructure and related internal controls.  Such improvements to the IT infrastructure could include the relocation of Combine’s operations from Florida to New York, which could result in capital expenditures of approximately $100,000.  Additionally, Management does not know the extent of the legal costs associated with the continuance of litigation in defending one of the Company’s trademarks; however, the Company is in settlement discussions with its adversary, which settlement could reduce future litigation costs, provided, however, that there can be no assurance that the litigation will be settled, or, if it is settled, that the terms of such settlement will be favorable to the Company.

For the six months ended June 30, 2009, cash used in financing activities was $408,000 due to additional borrowings under the Company’s Credit Facility of $150,000, offset by the repayment of the Company’s related party borrowings and repayment on the Credit Facility of $500,000.  In April 2010, the Company’s Credit Facility will expire and all outstanding borrowings will be due.  The Company is currently exploring certain options available to it to extend or refinance, prior to April 2010, provided, however, that the Company does not know if it will be able to extend or refinance the debt and cannot guarantee that extending or refinancing the debt will be on terms favorable to the Company.

The Company has been able to utilize the earnings from the operations of Combine to support the repayment of its related party debt with the previous owner and current President of Combine (“COM President”).  Management believes it will continue to be able to utilize the earnings of Combine to repay the remaining amounts due, however, commencing on September 29, 2010, and expiring September 28, 2016, COM President may put back to the Company 2,187,500 options at a put price per share of $0.32 ($700,000).  The Company believes it will need additional financing should COM President decide to put back such options and is currently exploring certain options available to make such payment.  However, there can be no assurance that the Company will find financing or that such financing will be on terms favorable to the Company.

Credit Facility

On August 8, 2007, the Company entered into a Revolving Line of Credit Note and Credit Agreement (the “Credit Agreement”) with Manufacturers and Traders Trust Company (“M&T”), establishing a revolving credit facility (the “Credit Facility”), for aggregate borrowings of up to $6,000,000, to be used for general working capital needs and certain permitted acquisitions, which is secured by substantially all of the assets of the Company, other than the assets of Combine, which assets are used to secure the repayment of Combine’s debt.  The Credit Facility is set to mature on April 1, 2010.  All sums drawn by the Company under the Credit Facility are repayable, interest only, on a monthly basis, commencing on the first day of each month during the term of the Credit Facility, calculated at the variable rate of three hundred (300) basis points in excess of LIBOR, and all principal drawn by the Company is payable on April 1, 2010.  The Company is currently exploring certain options available to it to extend or refinance, prior to April 2010, provided, however, that the Company does not know if it will be able to extend or refinance the debt and cannot guarantee that extending or refinancing the debt will be on terms favorable to the Company.

As of June 30, 2009, the Company had outstanding borrowings of $4,956,854 under the Credit Facility, which amount was included in Short-term Debt on the accompanying Consolidated Condensed Balance Sheet and was utilizing $500,000 of the Credit Facility to hold a letter of credit in favor of a key vendor of Combine to ensure payment of any outstanding invoices not paid by Combine.  Additionally, the Company had $543,146 available under the Credit Facility for future borrowings.

The Credit Facility includes various financial covenants including minimum net worth, maximum funded debt and debt service ratio requirements.  As of June 30, 2009, the Company was not in compliance with two of the financial covenants, however, M&T granted the Company a waiver and agreed that, as of June 30, 2009, it was now in compliance with such covenants.

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

Management’s estimate of the allowances on receivables is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts.  To the extent that actual bad debts differed from management's estimates by 10 percent, consolidated net income would be an estimated $18,000 and $1,000 higher/lower for the six months ended June 30, 2009 and 2008, respectively, depending upon whether the actual write-offs are greater or less than estimated.

Management’s estimate of the valuation allowance on deferred tax assets is based on whether it is more likely than not that the Company’s net operating loss carry-forwards will be utilized.  Factors that could impact estimated utilization of the Company's net operating loss carry-forwards are the success of its stores and franchisees, and the optical purchasing groups, the Company's operating efficiencies and the effects of Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred, or could occur in the future.  To the extent that management lowered its valuation allowance on deferred tax assets by 10 percent, consolidated net income would be an estimated $1,463,000 and $1,536,000 higher/lower for the six months ended June 30, 2009 and 2008, respectively.

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”  Accordingly, revenues are recorded when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s price to the buyer is fixed or determinable, and collectability is reasonably assured.  To the extent that collectability of royalties and/or interest on franchise notes is not reasonably assured, the Company recognizes such revenues when the cash is received.  To the extent that revenues that were recognized on a cash basis were recognized on an accrual basis, consolidated net income would be an estimated $115,000 and $112,000 higher for the six months ended June 30, 2009 and 2008, respectively.

Management’s performs an annual impairment analysis to determine the fair value of goodwill and certain intangible assets.  In determining the fair value of such assets, management uses a variety of methods and assumptions including a discounted cash flow analysis along with various qualitative tests.  To the extent that management needed to impair its goodwill or certain intangible assets by 10 percent, consolidated net income would be an estimated $724,000 and $744,000 lower for the six months ended June 30, 2009 and 2008, respectively.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The quarterly report does not include information for Item 3 pursuant to the rules of the Securities and Exchange Commission that permit “smaller reporting companies” to omit such information.

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act of reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On May 20, 2003, Irondequoit Mall, LLC commenced an action against the Company and Sterling Vision of Irondequoit, Inc. (“SVI”) alleging, among other things, that the Company had breached its obligations under its guaranty of the lease for the former Sterling Optical store located in Rochester, New York.  In June 2009, this action was settled.  The terms of the settlement include the payment, by the Company to Irondequoit Mall, LLC, of an aggregate sum of $75,000, of which $50,000 was paid in July 2009 and $25,000 is due prior to September 30, 2009, and the exchange of mutual general releases.

Item 1a. Risk Factors

There have been no material changes to the disclosure related to risk factors made in the Company Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1
Restated Certificate of Incorporation of Sterling Vision, Inc., filed on December 20, 1995 (incorporated by reference to Exhibit 3.1 to Sterling Vision, Inc.’s Annual Report on Form 10-K/A for the year ended December 31, 1995).

3.2
Certificate of Amendment of the Certificate of Incorporation of Sterling Vision, Inc., filed on January 26, 2000 (incorporated by reference to Exhibit 3.3 to Sterling Vision, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Securities and Exchange Commission (“SEC”) File Number 001-14128, Film Number 03630359).

3.3
Certificate of Amendment of the Certificate of Incorporation of Sterling Vision, Inc., filed on February 8, 2000 (incorporated by reference to Exhibit 10.94 to Sterling Vision, Inc.’s Current Report on Form 8-K, dated February 8, 2000, SEC File Number 001-14128, Film Number 549404).

3.4
Certificate of Amendment of the Certificate of Incorporation of Sterling Vision, Inc., filed on February 10, 2000 (incorporated by reference to Exhibit 10.96 to Sterling Vision, Inc.’s Current Report on Form 8-K, dated February 8, 2000, SEC File Number 001-14128, Film Number 549404).

3.5
Certificate of Amendment of the Certificate of Incorporation of Sterling Vision, Inc., filed on April 17, 2000 (incorporated by reference to Exhibit 3.6 to Sterling Vision, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, SEC File Number 001-14128, Film Number 03630359).

3.6
Certificate of Amendment of the Certificate of Incorporation of Emerging Vision, Inc., filed on July 15, 2002 (incorporated by reference to Exhibit 3.7 to Emerging Vision, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, SEC File Number 001-14128, Film Number 03630359).

3.7
Amended and Restated By-Laws of Sterling Vision, Inc., dated December 18, 1995 (incorporated by reference to Exhibit 3.2 to Sterling Vision, Inc.’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1995).

3.8
First Amendment to Amended and Restated By-Laws of Emerging Vision, Inc. (incorporated by reference to Exhibit 3.8 to the Company’s Current Report in Form 8-K, dated December 31, 2003, SEC File Number 001-14128, Film Number 04610079).

10.1
Revolving Line of Credit Amendment, dated as of April 1, 2009, by and among Emerging Vision, Inc., OG Acquisition, Inc., Combine Buying Group, Inc., 1725758 Ontario Inc. d/b/a The Optical Group and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to Emerging Vision, Inc.’s Current Report on Form 8-K, as filed with the SEC on April 13, 2009).

10.2
Allonge (Revision Agreement of Note), dated as of April 1, 2009, by and among Emerging Vision, Inc., OG Acquisition, Inc., Combine Buying Group, Inc., 1725758 Ontario Inc. d/b/a The Optical Group and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.2 to Emerging Vision, Inc.’s Current Report on Form 8-K, as filed with the SEC on April 13, 2009).

10.3
Letter of Reaffirmation of General Security Agreement, dated as of April 1, 2009, delivered by Emerging Vision, Inc., OG Acquisition, Inc., Combine Buying Group, Inc. and 1725758 Ontario Inc. d/b/a The Optical Group to Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.3 to Emerging Vision, Inc.’s Current Report on Form 8-K, as filed with the SEC on April 13, 2009).

10.4
Letter of Reaffirmation of Guaranty, dated as of April 1, 2009, delivered by OG Acquisition, Inc., Combine Buying Group, Inc. and 1725758 Ontario Inc. d/b/a The Optical Group to Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.4 to Emerging Vision, Inc.’s Current Report on Form 8-K, as filed with the SEC on April 13, 2009).

10.5
Letter of Reaffirmation of Absolute Assignment of Franchisee Notes and Proceeds Due, Assignment of Rents and Subleases, Pledge Agreement, and United States Trademark Collateral Assignment and Security Agreement, dated as of April 1, 2009, delivered by Emerging Vision, Inc. and OG Acquisition, Inc. to Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.5 to Emerging Vision, Inc.’s Current Report on Form 8-K, as filed with the SEC on April 13, 2009).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or15d-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: August 14, 2009