Form 10-Q
period 2009-09-30
EMERGING VISION INC
filed 2009-11-16
CIK 1002554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009
OR
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________

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

As of November 13, 2009, there were 129,157,103 outstanding shares of the Issuer’s Common Stock, par value $0.01 per share.

PART I - FINANCIAL INFORMATION

Item 1.  Item 1.  Financial Statements

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands, Except Share Data)
ASSETS	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$1,763	$2,090
Franchise receivables, net of allowance of $148 and $140, respectively	1,963	1,744
Optical purchasing group receivables, net of allowance of $100 and $172, respectively	5,638	4,221
Other receivables, net of allowance of $10 and $7, respectively	212	322
Current portion of franchise notes receivable, net of allowance of $29	203	107
Inventories	323	322
Prepaid expenses and other current assets	592	543
Deferred tax assets	351	351
Total current assets	11,045	9,700

Property and equipment, net	885	1,191
Franchise notes receivable	288	302
Deferred tax asset, net of current portion	803	803
Goodwill	4,127	4,127
Intangible assets, net	3,069	3,218
Other assets	247	296
Total assets	$20,464	$19,637

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,284	$4,362
Optical purchasing group payables	5,134	3,709
Accrual for store closings	-	146
Put option liability	700	-
Short-term debt	4,971	14
Related party obligations	108	353
Total current liabilities	15,197	8,584

Long-term debt	39	5,358
Related party borrowings, net of current portion	336	417
Franchise deposits and other liabilities	267	310
Total liabilities	15,839	14,669

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized: Senior Convertible Preferred Stock, $100,000 liquidation preference per share; 0.74 shares issued and outstanding	74	74
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 129,339,440 and 125,475,143 shares issued,respectively, and 129,157,103 and 125,292,806 shares outstanding, respectively	1,293	1,254
Treasury stock, at cost, 182,337 shares	(204)	(204)
Additional paid-in capital	128,020	128,059
Accumulated comprehensive loss	(140)	(267)
Accumulated deficit	(124,418)	(123,948)
Total shareholders' equity	4,625	4,968
Total liabilities and shareholders' equity	$20,464	$19,637

The accompanying notes are an integral part of these consolidated condensed financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED) (In Thousands, Except Per Share Data)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues:
Optical purchasing group sales	$13,728	$15,707	$39,252	$47,252
Franchise royalties	1,350	1,481	4,250	4,727
Membership fees – VisionCare of California	893	928	2,640	2,648
Retail sales – Company-owned stores	551	966	1,581	3,062
Franchise related fees and other revenues	67	31	210	279
Total revenue	16,589	19,113	47,933	57,968

Costs and operating expenses:
Cost of optical purchasing group sales	13,104	14,955	37,358	44,997
Cost of retail sales – Company-owned stores	162	240	421	737
Selling, general and administrative expenses	3,876	3,668	10,403	11,126
Total costs and operating expenses	17,142	18,863	48,182	56,860

Operating (loss) income	(553)	250	(249)	1,108

Other income (expense):
Interest on franchise notes receivable	7	5	19	19
Other (expense) income, net	(25)	10	(48)	60
Interest expense, net	(55)	(70)	(170)	(233)
Total other income (expense)	(73)	(55)	(199)	(154)

(Loss) income before income tax benefit (provision)	(626)	195	(448)	954
Income tax benefit (provision)	(11)	24	(22)	289
Net (loss) income	(637)	219	(470)	1,243

Comprehensive (loss) income:
Foreign currency translation adjustments	74	(302)	127	(269)
Comprehensive (loss) income	$(563)	$(83)	$(343)	$974

Net (loss) income per share:
Basic and diluted	$(0.00)	$0.00	$(0.00)	$0.01

Weighted-average number of common shares outstanding:
Basic	128,816	125,293	126,480	125,293
Diluted	128,816	129,998	126,480	130,822

The accompanying notes are an integral part of these consolidated condensed financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in Thousands)
	For the Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(470)	$1,243
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	483	483
Provision for bad debts	216	58
Deferred tax assets	-	(289)
Loss (gain) on the sale of property and equipment	68	(59)
Loss on disposal of property and equipment	14	-
Non-cash compensation charges related to put option liability	700	-
Non-cash compensation charges related to options and warrants	-	46
Changes in operating assets and liabilities:
Franchise and other receivables	(290)	(246)
Optical purchasing group receivables	(1,532)	(1,609)
Inventories	(1)	89
Prepaid expenses and other current assets	(49)	(266)
Other assets	(35)	70
Accounts payable and accrued liabilities	(78)	(812)
Optical purchasing group payables	1,425	1,225
Franchise deposits and other liabilities	(189)	(180)
Net cash provided by (used in) operating activities	262	(247)

Cash flows from investing activities:
Proceeds from franchise and other notes receivable	134	173
Settlement on accounts payable related to enhancing trademark value	102	-
Costs associated with enhancing trademark value	(101)	(371)
Franchise notes receivable issued	(136)	(20)
Purchases of property and equipment	(27)	(22)
Net cash used in investing activities	(28)	(240)

Cash flows from financing activities:
Borrowings under credit facility	150	-
Payments under credit facility	(500)	-
Payments on related party obligations and other debt	(338)	(406)
Net cash used in financing activities	(688)	(406)
Net decrease in cash before effect of foreign exchange rate changes	(454)	(893)
Effect of foreign exchange rate changes	127	(38)
Net decrease in cash and cash equivalents	(327)	(931)
Cash and cash equivalents – beginning of period	2,090	2,846
Cash and cash equivalents – end of period	$1,763	$1,915

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$150	$224
Taxes	$27	$33

Non-cash investing and financing activities:
Notes receivable in connection with the sale of Company-owned stores (inclusive of all inventory and property and equipment)	$44	$74
Notes receivable in connection with franchisee settlement (inclusive of all franchise related receivables)	$95	$-

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

As of September 30, 2009, there were 136 Sterling Stores in operation, consisting of 5 Company-owned stores and 131 franchised stores, 824 active members of Combine, and 539 active members of TOG.

Principles of Consolidation

The Consolidated Condensed Financial Statements include the accounts of Emerging Vision, Inc. and its operating and non-operating subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

Share-Based Compensation

The Company follows the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Compensation” to require all share-based payments to employees, including grants of employee stock options, to be recognized based on their fair values.

Share-based compensation cost of approximately $700,000 and $0 for the three months ended September 30, 2009 and 2008, respectively, and $700,000 and $46,000 for the nine months ended September 30, 2009 and 2008, respectively, is reflected in selling, general and administrative expenses on the accompanying Consolidated Condensed Statements of Operations and Comprehensive (Loss) Income.  The Company determined the fair value of options and warrants issued during 2008 using the Black-Scholes option pricing model.

Commencing on September 29, 2010, and expiring September 28, 2016, Combine's President may put back to the Company 2,187,500 options at a put price per share of $0.32, which would result in a charge to share-based compensation expense of $700,000.  During the three and nine months ended September 30, 2009, the Company recognized such charge.

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

The Company derives its revenues from the following five principal sources:

Optical purchasing group sales – Represents revenues generated by the sale of products and services, at discounted pricing, to such members;

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

Franchise related fees and other revenues – Represents certain franchise fees collected by the Company under the terms of franchise agreements (including, but not limited to, initial franchise, transfer, renewal and conversion fees).  Initial franchise fees, which are non-refundable, are recognized when the related franchise agreement is signed.  The Company recognized franchise related fees of $55,000 and $1,000 for the three months ended September 30, 2009 and 2008, respectively, and $195,000 and $161,000 for the nine months ended September 30, 2009 and 2008, respectively.  Other revenues are revenues that are not generated by one of the other five principal sources including commission income and employee optical sales.

The Company also follows the provisions of ASC 605-50 “Customer Payments and Incentives,” and accordingly, accounts for discounts, coupons and promotions (that are offered to its customers) as a direct reduction of revenue.

Comprehensive Income

The Company follows the provisions of ASC 220-10, “Comprehensive Income,” which establishes standards for the reporting of comprehensive income and its components.  Comprehensive income is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners.  The Company’s comprehensive (loss) income is comprised solely of the cumulative translation adjustment arising from the translation of TOG’s financial statements, the Company’s foreign subsidiary.

Foreign Currency Translation

The financial position and results of operations of TOG were measured using TOG’s local currency (Canadian Dollars) as the functional currency.  Balance sheet accounts are translated from the foreign currency into U.S. Dollars at the period-end rate of exchange.  Income and expenses are translated at the weighted average rates of exchange for the period.  The resulting $74,000 translation gain and $302,000 translation loss from the conversion of foreign currency to U.S. Dollars is included as a component of comprehensive income for the three months ended September 30, 2009 and 2008, respectively, and the resulting $127,000 translation gain and $269,000 translation loss from the conversion of foreign currency to U.S. Dollars is included as a component of comprehensive income for the nine months ended September 30, 2009 and 2008, respectively.  Each of the translation adjustments are recorded directly to accumulated comprehensive loss within the Consolidated Condensed Balance Sheets.

Income Taxes

The Company follows the provisions of ASC 740-10 which prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  ASC 740-10 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values.  There were no adjustments related to uncertain tax positions recognized during the three and nine months ended September 30, 2009 and 2008, respectively.

The Company recognizes interest and penalties related to uncertain tax positions as a reduction of the income tax benefit.  No interest and penalties related to uncertain tax positions were accrued as of September 30, 2009 and December 31, 2008, respectively.

The Company operates in multiple tax jurisdictions within the United States of America and Canada.  Although the Company does not believe that the Company is currently under examination in any major tax jurisdiction in which it operates, the Company remains subject to examination in all of those tax jurisdictions until the applicable statutes of limitation expire.  As of September 30, 2009, a summary of the tax years that remains subject to examination in the Company’s major tax jurisdictions are:  United States – Federal and State – 2005 and forward; and Canada – Federal and Provincial – 2005 and forward.  The Company does not expect to have a material change to unrecognized tax positions within the next twelve months.

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

NOTE 3 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT:

In June 2009, FASB issued guidance which is included in the Codification in FASB ASC 105, “Generally Accepted Accounting Principles.”  This guidance modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature.  Effective July 1, 2009, the FASB ASC is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  This guidance is effective for financial statements issued for reporting periods that end after September 15, 2009.  Where possible, FASB references have been replaced with ASC references.

NOTE 4 – PER SHARE INFORMATION:

In accordance with ASC 260, “Earnings Per Share”, basic earnings per share of common stock (“Basic EPS”) is computed by dividing the net income by the weighted-average number of shares of common stock outstanding.  Diluted earnings per share of common stock (“Diluted EPS”) is computed by dividing the net income by the weighted-average number of shares of common stock, and dilutive common stock equivalents and convertible securities then outstanding.  ASC 260 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Consolidated Condensed Statements of Income.  Common stock equivalents totaling 10,993,377 and 3,410,187 were excluded from the computation of Diluted EPS for the three and nine months ended September 30, 2009 and 2008, respectively, as their effect on the computation of Diluted EPS would have been anti-dilutive.
The following table sets forth the computation of basic and diluted per share information:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net (loss) income (in thousands):	$(637)	$219	$(470)	$1,243

Denominator:
Weighted-average shares of common stock outstanding	128,816	125,293	126,480	125,293
Dilutive effect of stock options, warrants and restricted stock	-	4,705	-	5,529
Weighted-average shares of common stock outstanding, assuming dilution	128,816	129,998	126,480	130,822

Net (loss) income per share:
Basic and diluted	$(0.00)	$0.00	$(0.00)	$0.01

NOTE 5 – EQUITY TRANSACTIONS:

In July 2009, certain executives of the Company exercised their outstanding common stock options totaling 8,128,810 on a cash-less basis in exchange for 3,059,618 shares of common stock.  Additionally, a former executive of the Company exercised 3,100,000 common stock options on a cash-less basis in exchange for 804,679 shares of common stock.  These two transactions increased the Company’s total outstanding shares of common stock to 129,157,103 as of September 30, 2009.

As of November 16, 2009, those executives and the Company’s Board of Directors are in negotiations to rescind such transactions, provided, however, that there can be no assurances such negotiations will result in a rescission or, if a rescission occurs it will be on terms favorable to the Company.

NOTE 6 – CREDIT FACILITY:

On August 8, 2007, the Company entered into a Revolving Line of Credit Note and Credit Agreement, as amended (the “Credit Agreement”), with Manufacturers and Traders Trust Company (“M&T”), establishing a revolving credit facility (the “Credit Facility”), for aggregate borrowings of up to $6,000,000, and subsequently amended on November 11, 2009 to $5,750,000, to be used for general working capital needs and certain permitted acquisitions, which is secured by substantially all of the assets of the Company, other than the assets of Combine, which assets are used to secure the repayment of Combine’s debt.  The Credit Facility is set to mature on April 1, 2010.  All sums drawn by the Company under the Credit Facility are repayable, interest only, on a monthly basis, commencing on the first day of each month during the term of the Credit Facility, calculated at the variable rate of three hundred (300) basis points in excess of LIBOR, and all principal drawn by the Company is payable on April 1, 2010.  The Company is currently exploring certain options available to it to extend or refinance, prior to April 2010, provided, however, that the Company does not know if it will be able to extend or refinance the debt and cannot guarantee that extending or refinancing the debt will be on terms favorable to the Company.

As of September 30, 2009, the Company had outstanding borrowings of $4,956,854 under the Credit Facility, which amount was included in Short-term debt on the accompanying Consolidated Condensed Balance Sheet and was utilizing $750,000 of the Credit Facility to hold letters of credit as security for two key vendors of Combine to ensure payment of any outstanding invoices not paid by Combine.  Additionally, as of November 16, 2009, the Company had $43,146 available under the Credit Facility for future borrowings.

The Credit Facility includes various financial covenants including minimum net worth, maximum funded debt and debt service ratio requirements.  As of September 30, 2009, the Company was not in compliance with one of the financial covenants.  However, M&T granted the Company a waiver of the covenant as of November 11, 2009.

NOTE 7 – SEGMENT REPORTING

Business Segments

Operating segments are organized internally primarily by the type of services provided, and in accordance with ASC 280-10, “Segment Reporting.”  The Company has aggregated similar operating characteristics into six reportable segments: (1) Optical Purchasing Group Business, (2) Franchise, (3) Company Store, (4) VisionCare of California, (5) Corporate Overhead and (6) Other.

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

(2) The Franchise segment consists of 131 franchise locations as of September 30, 2009.  Revenues generated by this segment represent royalties on the total sales of the franchise locations, other franchise related fees such as initial franchise, transfer, renewal and conversion fees, additional royalties in connection with franchise store audits, and interest charged on franchise financing.  Expenses include the salaries and related benefits/expenses of the Company’s franchise field support team, corporate office salaries and related benefits, convention and trade show expenses, consulting fees, and other overhead.

(3) The Company Store segment consists of five Company-owned retail optical stores as of September 30, 2009.  Revenues generated from such stores are a result of the sales of eye care products and services such as prescription and non-prescription eyeglasses, eyeglass frames, ophthalmic lenses, contact lenses, sunglasses and a broad range of ancillary items.  Expenses include the direct costs for such eye care products, doctor and store staff salaries and related benefits, rent, advertising, and other overhead.

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

Certain business segment information is as follows (in thousands):

	As of September 30, 2009	As of December 31, 2008
	(unaudited)	(audited)
Total Assets:
Optical Purchasing Group Business	$13,335	$12,246
Franchise	5,432	5,386
VisionCare of California	717	632
Company Store	536	547
Corporate Overhead	426	814
Other	18	12
Total assets	$20,464	$19,637

Capital Expenditures:
Optical Purchasing Group Business	$-	$42
Franchise	13	40
VisionCare of California	-	2
Company Store	3	139
Corporate Overhead	11	121
Other	-	-
Total capital expenditures	$27	$344

Total Goodwill:
Optical Purchasing Group Business	$2,861	$2,861
Franchise	1,266	1,266
VisionCare of California	-	-
Company Store	-	-
Corporate Overhead	-	-
Other	-	-
Total goodwill	$4,127	$4,127

Total Intangible Assets, net:
Optical Purchasing Group Business	$2,160	$2,307
Franchise	909	911
VisionCare of California	-	-
Company Store	-	-
Corporate Overhead	-	-
Other	-	-
Total intangible assets, net	$3,069	$3,218

Total Intangible Assets, net, Additions:
Optical Purchasing Group Business	$-	$-
Franchise	(1)	601
VisionCare of California	-	-
Company Store	-	-
Corporate Overhead	-	-
Other	-	-
Total intangible assets, net, additions	$(1)	$601

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net Revenues:
Optical Purchasing Group Business	$13,728	$15,707	$39,252	$47,252
Franchise	1,405	1,482	4,445	4,888
VisionCare of California	893	928	2,640	2,648
Company Store	551	966	1,581	3,062
Corporate Overhead	-	-	-	-
Other	12	30	15	118
Net revenues	$16,589	$19,113	$47,933	$57,968
(Loss) income before Income Tax Benefit (Provision):
Optical Purchasing Group Business	$(535)	$341	$(154)	$981
Franchise	623	603	1,811	2,499
VisionCare of California	12	43	41	48
Company Store	(273)	(128)	(505)	(268)
Corporate Overhead	(451)	(673)	(1,640)	(2,257)
Other	(2)	9	(1)	(49)
(Loss) income before income tax benefit (provision)	$(626)	$195	$(448)	$954

Depreciation and Amortization:
Optical Purchasing Group Business	$77	$73	$230	$226
Franchise	67	71	191	180
VisionCare of California	5	5	16	16
Company Store	13	19	46	55
Corporate Overhead	-	-	-	-
Other	-	2	-	6
Total depreciation and amortization	$162	$170	$483	$483

Interest Expense, Net:
Optical Purchasing Group Business	$44	$59	$133	$199
Franchise	11	11	37	34
VisionCare of California	-	-	-	-
Company Store	-	-	-	-
Corporate Overhead	-	-	-	-
Other	-	-	-	-
Total interest expense, net	$55	$70	$170	$233

Geographic Information

The business of the Company is concentrated into two separate geographic areas; the United States and Canada.  Certain geographic information for continuing operations is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net Revenues:
United States	$6,282	$7,644	$19,407	$23,676
Canada	10,307	11,469	28,526	34,292
Net revenues	$16,589	$19,113	$47,933	$57,968

(Loss) income before Income Tax Benefit (Provision):
United States	$(843)	$(181)	$(1,147)	$(84)
Canada	217	376	699	1,038
(Loss) income before income tax benefit (provision)	$(626)	$195	$(448)	$954

The geographic information on Canada includes TOG’s business activities.  Canadian revenue is generated from the Company’s optical purchasing group members located in Canada.  TOG provides customer management services on behalf of the Company, to such members.

Additional geographic information is summarized as follows for the nine months ended September 30, 2009 (in thousands):

	United States	Canada	Total

Total Assets	$16,021	$4,443	$20,464
Property and Equipment	854	31	885
Depreciation and Amortization	475	8	483
Capital Expenditures	27	-	27
Goodwill	4,127	-	4,127
Intangible Assets, net	3,069	-	3,069
Intangible Assets, net, Additions	(1)	-	(1)
Interest Expense, net	170	-	170
Geographic information is summarized as follows for the year ended December 31, 2008 (in thousands) (audited):

	United States	Canada	Total

Total Assets	$16,678	$2,959	$19,637
Property and Equipment	1,156	35	1,191
Depreciation and Amortization	645	9	654
Capital Expenditures	344	-	344
Goodwill	4,127	-	4,127
Intangible Assets, net	3,218	-	3,218
Intangible Assets, net, Additions	601	-	601
Interest Expense, net	319	-	319

NOTE 8 – COMMITMENTS AND CONTINGENCIES:

Litigation

In August 2006, the Company and its subsidiary, Sterling Vision of California, Inc. (“SVC”) (collectively referred to as the “Company” or the “Plaintiff”) filed an action against For Eyes Optical Company (“For Eyes” or “Defendant”) in the District Court of the State of California, San Jose County in response to allegations by For Eyes of trademark infringement for Plaintiff’s use of the trademark “Site For Sore Eyes”.  The Company claims, among other things, that (i) there is no likelihood of confusion between the Company’s and Defendant’s mark, and that the Company has not infringed, and is not infringing, Defendant’s mark; (ii) the Company is not bound by that certain settlement agreement, executed in 1981 by a prior owner of the Site For Sore Eyes trademark; and (iii) Defendant’s mark is generic and must be cancelled.  For Eyes, in its Answer, asserted defenses to the Company’s claims, and asserted counterclaims against the Company, including, among others, that (i) the Company has infringed For Eyes’ mark; (ii) the Company wrongfully obtained a trademark registration for its mark and that said registration should be cancelled; and (iii) the acts of the Company constitute a breach of the aforementioned settlement agreement.  For Eyes seeks injunctive relief, cancellation of the Company’s trademark registration, trebled monetary damages, payment of any profits made by the Company in respect of the use of such trade name, and costs and attorney fees.  The Company has not recorded an accrual for a loss in this action, as the Company does not believe it is probable that the Company will be held liable in respect of Defendant’s counterclaims.  As of November 16, 2009, the parties are in settlement discussions, provided, however, that there can be no assurance that the litigation will be settled, or, if it is settled, that the terms of such settlement will be favorable to the Company.

In September 2008, Pyramid Mall of Glen Falls Newco, LLC commenced an action against the Company and its subsidiary Sterling Vision of Aviation Mall, Inc., in the Supreme Court of the State of New York, Onondaga County, alleging, among other things, that the Company had breached its obligations under its lease for the former Sterling Optical store located at Aviation Mall, New York. In September 2009, this action was settled together with the action brought against Sterling Optical of Crossgates Mall, Inc. (discussed in the paragraph below).  The terms of the settlement included the payment, by the Company to Pyramid Management Group, Inc., of an aggregate sum of $135,000, of which $15,000 was paid in both September and October 2009, with the remaining $105,000 to be paid in 7 equal, successive monthly installments of $15,000.  The parties also exchanged mutual general releases.

In October 2008, Crossgates Mall Company Newco, LLC commenced an action against the Company’s subsidiary, Sterling Optical of Crossgates Mall, Inc., in the Supreme Court of the State of New York, Onondaga County, alleging, among other things, that the Company had breached its obligations under its lease for the former Sterling Optical store located at Crossgates Mall, New York.  In September 2009, this action was settled, the details of which are described in the paragraph above.

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

Guarantees

As of September 30, 2009, the Company was a guarantor of certain leases of retail optical stores franchised and subleased to its franchisees.  Such guarantees generally expire one year from the month the rent was last paid.  In the event that all of such franchisees defaulted on their respective subleases, the Company would be obligated for aggregate lease obligations of approximately $2,483,000.  The Company continually evaluates the credit-worthiness of its franchisees in order to determine their ability to continue to perform under their respective subleases.  Additionally, in the event that a franchisee defaults under its sublease, the Company has the right to take over operation of the respective location.

Employment Agreements

The Company has an Employment Agreement (“Agreement 1”) with its Chief Executive Officer (“CEO”), which extends through November 2009.  Agreement 1 provides for an annual salary of $275,000 and certain other benefits.  Additionally, as per Agreement 1, the CEO may be eligible for bonus compensation as determined by the Company’s Board of Directors.

In September 2009, the Company and CEO announced that Agreement 1 will not be extended beyond November 30, 2009.  As of November 16, 2009, the Company is interviewing candidates for the CEO position.

The Company has an Employment Agreement (“Agreement 2”) with the President of Combine, which extends through September 2011.  Agreement 2 provides for an annual salary of $210,000, certain other benefits, and an annual bonus based upon certain financial targets of Combine.

NOTE 9 – SUBSEQUENT EVENTS:

The Company has evaluated subsequent events from the balance sheet date through November 16, 2009, the date the accompanying financial statements were issued.  The following are material subsequent events.

Director Resignation:
On November 4, 2009, one of the members of the Company’s Board of Directors resigned.  As of November 16, 2009, the Company is searching for candidates to fill the vacant board seat.

In addition, material subsequent events have been disclosed in Notes 5, 6, and 8.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This Quarterly Report, as of and for the three and nine months ended September 30, 2009, (the “Report”) contains certain forward-looking statements and information relating to the Company that is based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management.  When used in this Report, the words “anticipate”, “believe”, “estimate”, “expect”, “there can be no assurance”, “may”, “could”, “would”, “might”, “intends” and similar expressions and their negatives, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements.  Such statements reflect the view of the Company at the date they are made with respect to future events, are not guarantees of future performance and are subject to various risks and uncertainties as identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and those described from time to time in previous and future reports filed with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein with the forward-looking statements referred to above and as set forth in this Report.  The Company does not intend to update these forward-looking statements for new information, or otherwise, for the occurrence of future events.

Segment results for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008

Consolidated Segment Results

Total revenues for the Company decreased approximately $2,524,000, or 13.2%, to $16,589,000 for the three months ended September 30, 2009, as compared to $19,113,000 for the three months ended September 30, 2008, and decreased approximately $10,035,000, or 17.3%, to $47,933,000 for the nine months ended September 30, 2009, as compared to $57,968,000 for the nine months ended September 30, 2008.  These decreases were mainly a result of the decrease in Optical Purchasing Group revenues during the comparable periods due to current economic trends in the US and Canadian economies as well as currency fluctuations between the US and Canadian dollars.  Additionally, the Company experienced a decrease in the average number of Company-owned stores in operation from 9.5 for the nine months ended September 30, 2008 compared to 5.5 for the nine months ended September 30, 2009, and a decrease in the average number of franchise locations in operation from 138 for the nine months ended September 30, 2008 compared to 131 for the nine months ended September 30, 2009, which resulted in decreased revenues for the Company-store and franchise segments.

Total costs and operating expenses for the Company decreased approximately $1,721,000, or 9.1%, to $17,142,000 for the three months ended September 30, 2009, as compared to $18,863,000 for the three months ended September 30, 2008, and decreased approximately $8,678,000, or 15.3%, to $48,182,000 for the nine months ended September 30, 2009, as compared to $56,860,000 for the nine months ended September 30, 2008.  The decreases in Optical Purchasing Group cost of sales were a direct result of the currency fluctuations described above.  Additionally, the Company made an effort to streamline certain corporate office administrative functions and expenses during 2009, including the elimination of in-house counsel and moving franchise business development to a commission based structure.  Selling, general and administrative expenses also decreased due to the reduction of certain administrative job functions and the decrease in the number of Company stores in operations during 2009.  These decreases were offset, in part, by a charge to share-based compensation expense of $700,000 due to the recognition of 2,187,500 options that the President of Combine can put back to the Company at a price per share of $0.32.

Optical Purchasing Group Business Segment

	For the Three Months Ended September 30 (in thousands):
	2009	2008	$ Change	% Change
Net Revenues:
Optical purchasing group sales	$13,728	$15,707	$(1,979)	(12.6%)
Cost of optical purchasing group sales	13,104	14,955	(1,851)	(12.4%)
Gross margin	624	752	(128)	(17.0%)
Selling, General and Administrative Expenses:
Compensation expense	700	-	700	n/a
Salaries and related benefits	109	133	(24)	(18.0%)
Bad debt	24	-	24	n/a
Depreciation and amortization	77	73	4	5.5%
Rent and related overhead	57	33	24	72.7%
Credit card and bank fees	76	79	(3)	(3.8%)
Professional fees	64	31	33	106.5%
Other general and administrative costs	8	3	5	166.7%
Total selling, general and administrative expenses	1,115	352	763	216.8%
Operating (Loss) Income	(491)	400	(891)	(222.8%)

Other Income (Expense):
Interest expense, net	(44)	(59)	15	25.4%
Total other expense	(44)	(59)	15	25.4%
(Loss) income before income tax benefit	$(535)	$341	$(876)	(256.9%)

	For the Nine Months Ended September 30 (in thousands):
	2009	2008	$ Change	% Change
Net Revenues:
Optical purchasing group sales	$39,252	$47,252	$(8,000)	(16.9%)
Cost of optical purchasing group sales	37,358	44,997	(7,639)	(17.0%)
Gross margin	1,894	2,255	(361)	(16.0%)
Selling, General and Administrative Expenses:
Compensation expense	700	-	700	n/a
Salaries and related benefits	340	346	(6)	(1.7%)
Depreciation and amortization	230	226	4	1.8%
Credit card and bank fees	195	214	(19)	(8.9%)
Rent and related overhead	186	194	(8)	(4.1%)
Bad debt	115	-	115	n/a
Professional fees	119	48	71	147.9%
Other general and administrative costs	30	47	(17)	(36.2%)
Total selling, general and administrative expenses	1,915	1,075	840	78.1%
Operating (Loss) Income	(21)	1,180	(1,201)	(101.7%)

Other Income (Expense):
Interest expense	(133)	(199)	66	33.2%
Total other expense	(133)	(199)	66	33.2%
(Loss) income before income tax benefit	$(154)	$981	$(1,135)	(115.7%)

Optical purchasing group revenues decreased approximately $1,979,000, or 12.6%, to $13,728,000 for the three months ended September 30, 2009, as compared to $15,707,000 for the three months ended September 30, 2008, and decreased approximately $8,000,000 or 16.9%, to $39,252,000 for the nine months ended September 30, 2009, as compared to $47,252,000 for the nine months ended September 30, 2008.  Individually, Combine’s revenues decreased approximately $904,000, or 21.3%, to $3,335,000 for the three months ended September 30, 2009, as compared to $4,239,000 for the three months ended September 30, 2008, and decreased approximately $2,390,000, or 18.4%, to $10,571,000 for the nine months ended September 30, 2009, as compared to $12,961,000 for the nine months ended September 30, 2008.  These decreases were due to a generally weaker economy that began to affect Combine in the 2nd half of 2008 and carried through the first nine months of 2009.  As of September 30, 2009, there were 824 active members, as compared to 859 active members as of September 30, 2008.  Individually, TOG revenues decreased approximately $1,161,000, or 10.1%, to $10,307,000 for the three months ended September 30, 2009, as compared to $11,468,000 for the three months ended September 30, 2008, and decreased approximately $5,765,000, or 16.8%, to $28,526,000 for the nine months ended September 30, 2009, as compared to $34,291,000 for the nine months ended September 30, 2008.  These decreases were mainly due to the fluctuation of the foreign currency exchange rate between the Canadian and US Dollar.  The rate averaged $0.98 for every Canadian Dollar during the first nine months of 2008, as compared to $0.85 for every Canadian Dollar during the first nine months of 2009.  Additionally, similar to the U.S. economy, the Canadian economy experienced a downturn beginning in the 2nd half of 2008.

Costs of optical purchasing group sales decreased approximately $1,851,000, or 12.4%, to $13,104,000 for the three months ended September 30, 2009, as compared to $14,955,000 for the three months ended September 30, 2008, and decreased approximately $7,639,000, or 17.0%, to $37,358,000 for the nine months ended September 30, 2009, as compared to $44,997,000 for the nine months ended September 30, 2008.  Individually, Combine’s cost of sales decreased approximately $884,000, or 22.1%, to $3,113,000 for the three months ended September 30, 2009, as compared to $3,997,000 for the three months ended September 30, 2008, and decreased approximately $2,269,000, or 18.7%, to $9,876,000 for the nine months ended September 30, 2009, as compared to $12,145,000 for the nine months ended September 30, 2008.  Individually, TOG’s cost of sales decreased approximately $967,000, or 8.8%, to $9,991,000 for the three months ended September 30, 2009, as compared to $10,958,000 for the three months ended September 30, 2008, and decreased approximately $5,489,000, or 16.7%, to $27,363,000 for the nine months ended September 30, 2009, as compared to $32,852,000 for the nine months ended September 30, 2008.  Both of these decreases were a direct result of, and proportionate to, the revenue fluctuations described above.

Operating expenses of the optical purchasing group segment increased approximately $763,000, or 216.8%, to $1,115,000 for the three months ended September 30, 2009, as compared to $352,000 for the three months ended September 30, 2008, and increased approximately $840,000, or 78.1%, to $1,915,000 for the nine months ended September 30, 2009, as compared to $1,075,000 for the nine months ended September 30, 2008.  The increases for the three and nine months ended September 30, 2009 were mainly a result of a $700,000 non-cash compensation charge incurred in September 2009.  Combine's President may put back to the Company 2,187,500 options at a put price per share of $0.32.  Additionally, Combine incurred bad debt on certain member receivables during the three and nine months ended September 30, 2009 of approximately $24,000 and $115,000, respectively, as certain members went out of business due to the current economic conditions.  Additionally, Combine and TOG engaged the services of consultants ($10,000 per month) in May 2009 to enhance vendor programs designed to encourage greater spending by the members while achieving greater profit margins.  These increases were offset, in part, by a decrease in certain of TOG’s operating expenses due to the fluctuation of the foreign currency exchange rate as described above.

Interest expense related to the optical purchasing group segment decreased approximately $15,000, or 25.4%, to $44,000 for the three months ended September 30, 2009, as compared to $59,000 for the three months ended September 30, 2008, and decreased approximately $66,000, or 33.2%, to $133,000 for the nine months ended September 30, 2009, as compared to $199,000 for the nine months ended September 30, 2008.  These decreases were related to a decrease in the interest rates on the borrowings under the Company’s Credit Facility with Manufacturers and Traders Trust Corporation (“M&T”).  Additionally, as Combine continues to pay down its related party debt (the debt associated with the purchase financing with the previous owner and current President of Combine), the Company continues to incur less interest.

Franchise Segment

	For the Three Months Ended September 30 (in thousands):
	2009	2008	$ Change	% Change
Net Revenues:
Royalties	$1,350	$1,481	$(131)	(8.8%)
Franchise and other related fees	55	1	54	5400.0%
Net revenues	1,405	1,482	(77)	(5.2%)
Selling, General and Administrative Expenses:
Salaries and related benefits	343	362	(19)	(5.2%)
Professional fees	127	165	(38)	(23.0%)
Rent and related overhead	92	77	15	19.5%
Convention and trade show expenses	36	123	(87)	(70.7%)
Depreciation	67	71	(4)	(5.6%)
Bad debt	-	39	(39)	n/a
Other general and administrative costs	83	48	35	72.9%
Total selling, general and administrative expenses	748	885	(137)	(15.5%)
Operating Income	657	597	60	10.1%

Other Income (Expense):
Interest on franchise notes receivable	7	5	2	40.0%
Other (expense) income, net	(30)	12	(42)	(350.0%)
Interest expense, net	(11)	(11)	-	0.0%
Total other (expense) income	(34)	6	(40)	(666.7%)
Income before income tax benefit	$623	$603	$20	0.3%

	For the Nine Months Ended September 30 (in thousands):
	2009	2008	$ Change	% Change
Net Revenues:
Royalties	$4,250	$4,727	$(477)	(10.1%)
Franchise and other related fees	195	161	34	21.1%
Net revenues	4,445	4,888	(443)	(9.1%)
Selling, General and Administrative Expenses:
Salaries and related benefits	1,055	1,154	(99)	(8.6%)
Professional fees	408	386	22	5.7%
Rent and related overhead	366	231	135	58.4%
Convention and trade show expenses	211	289	(78)	(27.0%)
Depreciation	191	180	11	6.1%
Other general and administrative costs	320	188	132	70.2%
Total selling, general and administrative expenses	2,551	2,428	123	5.1%
Operating Income	1,894	2,460	(566)	(23.0%)

Other Income (Expense):
Interest on franchise notes receivable	19	19	-	0.0%
Other (expense) income, net	(65)	54	(119)	(220.4%)
Interest expense, net	(37)	(34)	(3)	(8.8%)
Total other (expense) income	(83)	39	(122)	(312.8%)
Income before income tax benefit	$1,811	$2,499	$(688)	(27.5%)

Franchise royalties decreased approximately $131,000, or 8.8%, to $1,350,000 for the three months ended September 30, 2009, as compared to $1,481,000 for the three months ended September 30, 2008, and decreased approximately $477,000, or 10.1%, to $4,250,000 for the nine months ended September 30, 2009, as compared to $4,727,000 for the nine months ended September 30, 2008.  Franchise sales decreased approximately $1,354,000, or 6.7%, for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, and decreased approximately $3,842,000, or 6.2%, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008.  This led to decreased royalty income of approximately $108,000 and $307,000 for the three and nine months ended September 30, 2009, respectively, mainly due to 7 fewer stores in operations during 2009.  As of September 30, 2009 and 2008, there were 131 and 138 franchised stores in operation, respectively.

Franchise and other related fees (which includes initial franchise fees, renewal fees, conversion fees and store transfer fees) increased approximately $54,000, or 5400.0%, to $55,000 for the three months ended September 30, 2009, as compared to $1,000 for the three months ended September 30, 2008, and increased approximately $34,000, or 21.1%, to $195,000 for the nine months ended September 30, 2009, as compared to $161,000 for the nine months ended September 30, 2008.  These fluctuations were primarily attributable to 9 franchise agreement renewals ($91,000), 1 independent store conversion ($10,000), and 5 new franchise agreements ($90,000) in 2009, as compared to 4 franchise agreement renewals ($40,000), 3 independent store conversions ($21,000), and 5 new franchise agreements ($100,000) in 2008.  In the future, franchise fees are likely to fluctuate depending on the timing of franchise agreement expirations, new store openings, franchise store transfers, and the approval of the Franchise Disclosure Document, which is renewed annually in April.

Operating expenses of the franchise segment decreased approximately $137,000, or 15.5%, to $748,000 for the three months ended September 30, 2009, as compared to $885,000 for the three months ended September 30, 2008, and increased approximately $123,000, or 5.1%, to $2,551,000 for the nine months ended September 30, 2009, as compared to $2,428,000 for the nine months ended September 30, 2008.  The nine month increase was partially a result of increases in; professional fees as the Company began utilizing outside counsel to administer franchise agreement transactions (during fiscal 2008 the Company employed in-house counsel to handle such work), rent and related overhead as the Company reallocated certain expenses from the corporate segment to the franchise segment as well as $60,000 due to a rent subsidy the Company is provided on certain franchise locations during the first nine months of 2009, which was not provided in the first nine months of 2008.  Additionally, the franchise segment incurred travel, training, and related costs associated with the installation of the Company’s new Point-of-Sale computer system (initiated March 2008).  These increases were offset, in part, by a decrease, for the three months ended September 30, 2009, compared to the three month ended September, 30, 2008, in certain salaries and related expenses as the Company continued to stream-line certain operations, including franchise business development to commission-based compensation, as well as a decrease in the costs associated with the Company’s trade shows.  In 2008, the Company exhibited at both Vision Expo East and West, at a significant cost.  In 2009, the Company did not exhibit at either of those trade shows.

Company Store Segment

	For the Three Months Ended September 30 (in thousands):
	2009	2008	$ Change	% Change
Net Revenues:
Retail sales	$551	$966	$(415)	(43.0%)
Cost of retail sales	162	240	(78)	(32.5%)
Gross margin	389	726	(337)	(46.4%)
Selling, General and Administrative Expenses:
Salaries and related benefits	332	422	(90)	(21.3%)
Rent and related overhead	261	308	(47)	(15.3%)
Advertising	40	78	(38)	(48.7%)
Other general and administrative costs	29	46	(17)	(37.0%)
Total selling, general and administrative expenses	662	854	(192)	(22.5%)
Operating Loss	$(273)	$(128)	$(145)	(113.3%)

	For the Nine Months Ended September 30 (in thousands):
	2009	2008	$ Change	% Change
Net Revenues:
Retail sales	$1,581	$3,062	$(1,481)	(48.4%)
Cost of retail sales	421	737	(316)	(42.9%)
Gross margin	1,160	2,325	(1,165)	(50.1%)
Selling, General and Administrative Expenses:
Salaries and related benefits	810	1,333	(523)	(39.2%)
Rent and related overhead	654	882	(228)	(25.9%)
Advertising	100	211	(111)	(52.6%)
Other general and administrative costs	101	167	(66)	(39.5%)
Total selling, general and administrative expenses	1,665	2,593	(928)	(35.8%)
Operating Loss	$(505)	$(268)	$(237)	(88.4%)

Retail sales for the Company store segment decreased approximately $415,000, or 43.0%, to $551,000 for the three months ended September 30, 2009, as compared to $966,000 for the three months ended September 30, 2008, and decreased approximately $1,481,000, or 48.4%, to $1,581,000 for the nine months ended September 30, 2009, as compared to $3,062,000 for the nine months ended September 30, 2008.  This decrease was mainly attributable to fewer Company-owned store locations open during the comparable periods.  As of September 30, 2009, there were 5 Company-owned stores, as compared to 8 Company-owned stores (inclusive of one store operated by a franchisee under the terms of a management agreement) as of September 30, 2008.  Over the last 12 months, the Company has closed one Company-owned location and franchised one other that were part of the store count as of September 30, 2008.  The two stores generated retail sales of $900,000 for the nine months ended September 30, 2008, as compared to $157,000 for the nine months ended September 30, 2009.   On a same store basis (for stores that operated as a Company-owned store during the entirety of all of the periods ended September 30, 2009 and 2008), comparative net sales decreased approximately $168,000, or 23.1%, to $559,000 for the three months ended September 30, 2009, as compared to $727,000 for the three months ended September 30, 2008, and decreased approximately $302,000, or 16.0%, to $1,589,000 for the nine months ended September 30, 2009, as compared to $1,891,000 for the nine months ended September 30, 2008.  The decrease in overall revenues for both periods were partially a result of the Company reserving, beginning in January 2009, the total amount of managed care receivables generated by such stores and recognizing the income on such receivables when cash receipts are recovered.  Additionally, management believes that the decreases were a direct result of current economic conditions, as well as the loss of a key optometrist in the 2nd quarter of 2009, which led to reduced exam fee revenues in one of the comparable locations.

The Company-owned store’s gross profit margin, which calculation does not include the exam fee revenues of $77,000 and $138,000 for the three months ended September 30, 2009 and 2008, respectively, and $251,000 and $396,000 for the nine months ended September 30, 2009 and 2008, respectively, generated by such Company-owned stores, decreased by 4.4%, to 65.9%, for the three months ended September 30, 2009, as compared to 70.3% for the three months ended September 30, 2008, and decreased by 3.5%, to 68.4% for the nine months ended September 30, 2009, as compared to 71.9% for the nine months ended September 30, 2008.  The nine month decrease was due, in part, to the decrease in managed care revenues as described above, as well as the effects of the current economy, which has caused the Company to offer stronger discounts to customers, thus, decreasing overall margins.  These factors were, offset, in part, by an improvement on gross profit margins is attributable to certain vendor programs initiated during the 4th quarter of 2008 that has helped improve the Company’s lab/lens costs.  Management continues to work to improve the profit margin through increased training at the Company-store level and improved vendor partnerships, among other things, and anticipates these changes will result in improvements in the Company’s gross profit margin in the future.  The Company’s gross margin may, however, fluctuate in the future depending upon the extent and timing of changes in the product mix in such stores, competitive pricing, and certain one-time sales promotions.

Operating expenses of the Company store segment decreased approximately $192,000, or 22.5%, to $662,000 for the three months ended September 30, 2009, as compared to $854,000 for the three months ended September 30, 2008, and decreased approximately $928,000, or 35.8%, to $1,665,000 for the nine months ended September 30, 2009, as compared to $2,593,000 for the nine months ended September 30, 2008.  These decreases were mainly a result of having fewer Company-owned stores in operation during the three and nine months ended September 30, 2009.  Additionally, the Company streamlined certain store payroll coverage in its stores to reduced salaries and related benefits, the loss of the optometrist as noted above, and enhanced the media plans for each store, which reduced advertising costs on a by-store basis.

VisionCare of California Segment

	For the Three Months Ended September 30 (in thousands):
	2009	2008	$ Change	% Change
Net Revenues:
Membership fees	$893	$928	$(35)	(3.8%)
Selling, General and Administrative Expenses:
Salaries and related benefits	793	804	(11)	(1.4%)
Rent and related overhead	42	36	6	16.7%
Other general and administrative costs	51	43	8	18.6%
Total selling, general and administrative expenses	886	883	3	0.3%
Operating Income (Loss)	7	45	(38)	(84.4%)

Other Income (Expense):
Other income	5	(2)	7	350.0%
Total other income	5	(2)	7	350.0%
Income before income tax benefit	$12	$43	$(31)	(72.1%)

	For the Nine Months Ended September 30 (in thousands):
	2009	2008	$ Change	% Change
Net Revenues:
Membership fees	$2,640	$2,648	$(8)	(0.3%)
Selling, General and Administrative Expenses:
Salaries and related benefits	2,344	2,387	(43)	(1.8%)
Rent and related overhead	122	109	13	11.9%
Other general and administrative costs	150	110	40	36.4%
Total selling, general and administrative expenses	2,616	2,606	10	0.4%
Operating Income (Loss)	24	42	(18)	(42.9%)

Other Income (Expense):
Other income	17	6	11	183.3%
Total other income	17	6	11	183.3%
Income before income tax benefit	$41	$48	$(7)	(14.6%)

Revenues generated by the Company’s wholly-owned subsidiary, VisionCare of California, Inc. (“VCC”), a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care, decreased approximately $35,000, or 3.8%, to $893,000 for the three months ended September 30, 2009, as compared to $928,000 for the three months ended September 30, 2008, and decreased approximately $8,000, or 0.3%, to $2,640,000 for the nine months ended September 30, 2009, as compared to $2,648,000 for the nine months ended September 30, 2008.  The decrease for the nine months ended September 30, 2009 is related to SFSE franchise sales being down for the comparable period.

Operating expenses of the VCC segment remained consistent with last year’s expenses, increasing only $3,000, or 0.3%, to $886,000 for the three months ended September 30, 2009, as compared to $883,000 for the three months ended September 30, 2008, and increased approximately $10,000, or 0.4%, to $2,616,000 for the nine months ended September 30, 2009, as compared to $2,606,000 for the nine months ended September 30, 2008.  The increase for the nine months ended September 30, 2009 related to increased doctor salaries and related benefits paid by VCC.

Corporate Overhead Segment

	For the Three Months Ended September 30 (in thousands):
	2009	2008	$ Change	% Change
Selling, General and Administrative Expenses:
Salaries and related benefits	$202	$436	$(234)	(53.7%)
Professional fees	195	134	61	45.5%
Insurance	28	66	(38)	(57.6%)
Rent and related overhead	26	(29)	55	189.7%
Other general and administrative costs	-	66	(66)	100.0%
Total selling, general and administrative expenses	451	673	(222)	(33.0%)
Operating Loss	$(451)	$(673)	$222	33.0%

	For the Nine Months Ended September 30 (in thousands):
	2009	2008	$ Change	% Change
Selling, General and Administrative Expenses:
Salaries and related benefits	$922	$1,323	$(401)	(30.3%)
Professional fees	481	436	45	10.3%
Insurance	148	193	(45)	(23.3%)
Rent and related overhead	77	92	(15)	(16.3%)
Compensation expense	-	46	(46)	(100.0%)
Other general and administrative costs	12	167	(155)	(92.8%)
Total selling, general and administrative expenses	1,640	2,257	(617)	(27.3%)
Operating Loss	$(1,640)	$(2,257)	$617	27.3%

There were no revenues generated by the corporate overhead segment.

Operating expenses decreased approximately $222,000, or 33.0%, to $451,000 for the three months ended September 30, 2009, as compared to $673,000 for the three months ended September 30, 2008, and decreased approximately $617,000, or 27.3%, to $1,640,000 for the nine months ended September 30, 2009, as compared to $2,257,000 for the nine months ended September 30, 2008.  These decreases were due in part to decreases to salaries and related benefits of $234,000 and $401,000, respectively, due, in part, to decreases, in May 2008, in the Company’s medical and dental insurance premiums and the utilization, in January 2009, of an outside attorney to handle all franchise agreement transactions (included in professional fees).  During fiscal 2008, the Company utilized an “in-house” counsel, which expenses were included in salaries and related benefits.  Additionally, the Company reallocated certain rent and related overhead expenses to the franchise segment due to certain overhead reductions that occurred in the first quarter of 2009, the Company incurred compensation expense of approximately $41,000 in May 2008 due to the granting of stock options to the directors of the Company (there were no such grants during the first nine months of 2009), and the Company absorbed the entire increase in medical and dental benefits of VCC in the first quarter of 2008.

Other Segment

	For the Three Months Ended September 30 (in thousands):
	2009	2008	$ Change	% Change
Net Revenues:
Commissions	$6	$20	$(14)	(70.0%)
Other	6	10	(4)	(40.0%)
Net revenues	12	30	(18)	(60.0%)
Selling, General and Administrative Expenses:
Salaries and related benefits	12	12	-	n/a
Advertising	-	4	(4)	(100.0%)
Other general and administrative costs	2	5	(3)	(60.0%)
Total selling, general and administrative expenses	14	21	(7)	(33.3%)
Operating (Loss) Income	$(2)	$9	$(11)	(122.2%)

	For the Nine Months Ended September 30 (in thousands):
	2009	2008	$ Change	% Change
Net Revenues:
Commissions	$9	$89	$(80)	(90.0%)
Other	6	29	(23)	(79.3%)
Net revenues	15	118	(103)	(87.3%)
Selling, General and Administrative Expenses:
Salaries and related benefits	13	30	(17)	(56.7%)
Advertising	-	95	(95)	(100.0%)
Other general and administrative costs	3	42	(39)	(92.9%)
Total selling, general and administrative expenses	16	167	(151)	(90.4%)
Operating Loss	$(1)	$(49)	$48	98.0%

Revenues generated by the other segment decreased approximately $103,000, or 87.3%, to $15,000 for the nine months ended September 30, 2009, as compared to $118,000 for the nine months ended September 30, 2008.   The Company began generating commission revenues in January 2008 under operations of the Company that do not fall within one of the other operating segments.  Those operations ceased during the 2nd half of fiscal 2008.

Operating expenses of the other segment decreased approximately $151,000, or 90.4%, to $16,000 for the nine months ended September 30, 2009, as compared to $167,000 for the nine months ended September 30, 2008.  The decrease was due to the cease in operations as described above.

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

EBITDA Reconciliation

	For the Three Months Ended September 30 (in thousands):
	2009	2008	$ Change	% Change
EBITDA Reconciliation:
Net (loss) income	$(637)	$219	$(856)	(390.9%)
Interest, net	55	70	(15)	(21.4%)
Taxes	11	(24)	35	145.8%
Depreciation and amortization	162	170	(8)	(4.7%)
EBITDA	$(409)	$435	$(844)	(194.0%)

	For the Nine Months Ended September 30 (in thousands):
	2009	2008	$ Change	% Change
EBITDA Reconciliation:
Net (loss) income	$(470)	$1,243	$(1,713)	(137.8%)
Interest, net	170	233	(63)	(27.0%)
Taxes	22	(289)	311	107.6%
Depreciation and amortization	483	483	-	0.0%
EBITDA	$205	$1,670	$(1,465)	(87.7%)

The Company also incurred other non-cash charges that effected earnings including compensation expenses related to the grant of common stock options and warrants of approximately $700,000 and $0 for the three months ended September 30, 2009 and 2008, respectively, and $700,000 and $46,000 for the nine months ended September 30, 2009 and 2008, respectively.

Commencing on September 29, 2010, and expiring September 28, 2016, Combine’s President may put back to the Company 2,187,500 options at a put price per share of $0.32, which would result in a charge to share-based compensation expense of $700,000.  During the three and nine months ended September 30, 2009, the Company recognized such charge.

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

Liquidity and Capital Resources

As of September 30, 2009, the Company had a working capital deficit of $4,152,000 due, in part, to the classification of the Company’s outstanding principal on the M&T line as short-term debt (approximately $4,957,000).  The Company had cash on hand of $1,763,000.  The outstanding principal under the Credit Facility is due on April 1, 2010.  The Company’s ability to meet its obligations will be dependent upon its ability to generate future profitability and/or its ability to obtain additional financing or obtain an extension of the expiration of the Credit Facility from M&T, however, the Company does not know if it will be able to extend or refinance the debt and cannot guarantee that extending or refinancing the debt will be on terms favorable to the Company.

During the nine months ended September 30, 2009, cash flows provided by operating activities were $262,000.  This was principally due to net income and other non-cash expenses of $1,011,000 and an increase in optical purchasing group payables of $1,425,000 due to increased optical purchasing group sales.  This was offset, in part, by an increase in optical purchasing group receivables of $1,532,000, also due to increased optical purchasing group sales, as well as an increase in franchise receivables of $290,000 and a decrease in accounts payable and accrued expenses of $189,000, partially due to the decrease in the number of Company-owned stores in operation leading to a reduction in product purchased, and the payment of approximately $501,000 of legal invoices outstanding as of December 31, 2008 related to the For Eyes litigation.  The Company hopes to continue to improve its operating cash flows through the continued implementation of the Company’s Point-of-Sales (“POS”) system to improve the franchise sales reporting process, the addition of new franchise locations, its current and future acquisitions, new vendor programs, and continued efficiencies as it relates to corporate overhead expenses.

For the nine months ended September 30, 2009, cash flows used in investing activities were $28,000 mainly due to the issuance of new promissory notes (including approximately $67,000 to finance the sale of a franchise location) and capital expenditures related to improvements to the Company’s IT infrastructure and the implementation of the POS system.  Management does anticipate certain capital expenditures over the next 12 months, including expenditures to continue to implement the POS system within the Franchise community, and enhance the Company’s technology infrastructure and related internal controls.  Such improvements to the IT infrastructure could include the relocation of Combine’s operations from Florida to New York, which could result in capital expenditures of approximately $100,000.  Additionally, management does not know the extent of the legal costs associated with the continuance of litigation in defending one of the Company’s trademarks; however, the Company is in settlement discussions with its adversary, which settlement could reduce future litigation costs, provided, however, that there can be no assurance that the litigation will be settled, or, if it is settled, that the terms of such settlement will be favorable to the Company.

For the nine months ended September 30, 2009, cash used in financing activities was $688,000 due to additional borrowings under the Company’s Credit Facility of $150,000, offset by the repayment of the Company’s related party borrowings and repayment on the Credit Facility of $838,000.  In April 2010, the Company’s Credit Facility will expire and all outstanding borrowings will be due.  The Company is currently exploring certain options available to it to extend or refinance, prior to April 2010, provided, however, that the Company does not know if it will be able to extend or refinance the debt and cannot guarantee that extending or refinancing the debt will be on terms favorable to the Company.

The Company has been able to utilize the earnings from the operations of Combine to support the repayment of its related party debt with the previous owner and current President of Combine (“COM President”).  Management believes it will continue to be able to utilize the earnings of Combine to repay the remaining amounts due, however, commencing on September 29, 2010, and expiring September 28, 2016; COM President may put back to the Company 2,187,500 options at a put price per share of $0.32 ($700,000).  The Company believes it will need additional financing should COM President decide to put back such options and is currently exploring certain options available to make such payment.  However, there can be no assurance that the Company will find financing or that such financing will be on terms favorable to the Company.

Credit Facility

On August 8, 2007, the Company entered into a Revolving Line of Credit Note and Credit Agreement, as amended (the “Credit Agreement”), with Manufacturers and Traders Trust Company (“M&T”), establishing a revolving credit facility (the “Credit Facility”), for aggregate borrowings of up to $6,000,000, and subsequently amended on November 11, 2009 to $5,750,000, to be used for general working capital needs and certain permitted acquisitions, which is secured by substantially all of the assets of the Company, other than the assets of Combine, which assets are used to secure the repayment of Combine’s debt.  The Credit Facility is set to mature on April 1, 2010.  All sums drawn by the Company under the Credit Facility are repayable, interest only, on a monthly basis, commencing on the first day of each month during the term of the Credit Facility, calculated at the variable rate of three hundred (300) basis points in excess of LIBOR, and all principal drawn by the Company is payable on April 1, 2010.  The Company is currently exploring certain options available to it to extend or refinance, prior to April 2010, provided, however, that the Company does not know if it will be able to extend or refinance the debt and cannot guarantee that extending or refinancing the debt will be on terms favorable to the Company.

As of September 30, 2009, the Company had outstanding borrowings of $4,956,854 under the Credit Facility, which amount was included in Short-term Debt on the accompanying Consolidated Condensed Balance Sheet and was utilizing $750,000 of the Credit Facility to hold letters of credit in favor of two key vendors of Combine to ensure payment of any outstanding invoices not paid by Combine.  Additionally, as of November 16, 2009, the Company had $43,146 available under the Credit Facility for future borrowings.

The Credit Facility includes various financial covenants including minimum net worth, maximum funded debt and debt service ratio requirements.  As of September 30, 2009, the Company was not in compliance with one of the financial covenants.  However, M&T granted the Company a waiver of the covenant as of November 11, 2009.

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

Management’s estimate of the allowances on receivables is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts.  To the extent that actual bad debts differed from management's estimates by 10 percent, consolidated net income would be an estimated $22,000 and $6,000 higher/lower for the nine months ended September 30, 2009 and 2008, respectively, depending upon whether the actual write-offs are greater or less than estimated.

Management’s estimate of the valuation allowance on deferred tax assets is based on whether it is more likely than not that the Company’s net operating loss carry-forwards will be utilized.  Factors that could impact estimated utilization of the Company's net operating loss carry-forwards are the success of its stores and franchisees, and the optical purchasing groups, the Company's operating efficiencies and the effects of Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred, or could occur in the future.  To the extent that management lowered its valuation allowance on deferred tax assets by 10 percent, consolidated net income would be an estimated $1,463,000 and $1,534,000 higher/lower for the nine months ended September 30, 2009 and 2008, respectively.

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”  Accordingly, revenues are recorded when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s price to the buyer is fixed or determinable, and collectability is reasonably assured.  To the extent that collectability of royalties and/or interest on franchise notes is not reasonably assured, the Company recognizes such revenues when the cash is received.  To the extent that revenues that were recognized on a cash basis were recognized on an accrual basis, consolidated net income would be an estimated $206,000 and $196,000 higher for the nine months ended September 30, 2009 and 2008, respectively.

Management’s performs an annual impairment analysis to determine the fair value of goodwill and certain intangible assets.  In determining the fair value of such assets, management uses a variety of methods and assumptions including a discounted cash flow analysis along with various qualitative tests.  To the extent that management needed to impair its goodwill or certain intangible assets by 10 percent, consolidated net income would be an estimated $720,000 and $723,000 lower for the nine months ended September 30, 2009 and 2008, respectively.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In September 2008, Pyramid Mall of Glen Falls Newco, LLC commenced an action against the Company and its subsidiary Sterling Vision of Aviation Mall, Inc., in the Supreme Court of the State of New York, Onondaga County, alleging, among other things, that the Company had breached its obligations under its lease for the former Sterling Optical store located at Aviation Mall, New York. In September 2009, this action was settled together with the action brought against Sterling Optical of Crossgates Mall, Inc. (discussed in the paragraph below).  The terms of the settlement included the payment, by the Company to Pyramid Management Group, Inc., of an aggregate sum of $135,000, of which $15,000 was paid in both September and October 2009, with the remaining $105,000 to be paid in 7 equal, successive monthly installments of $15,000.  The parties also exchanged mutual general releases.

In October 2008, Crossgates Mall Company Newco, LLC commenced an action against the Company’s subsidiary, Sterling Optical of Crossgates Mall, Inc., in the Supreme Court of the State of New York, Onondaga County, alleging, among other things, that the Company had breached its obligations under its lease for the former Sterling Optical store located at Crossgates Mall, New York.  In September 2009, this action was settled, the details of which are described in the paragraph above.

Item 1a. Risk Factors

There have been no material changes to the disclosure related to risk factors made in the Company Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

The Company entered into an agreement, dated as of November 11, 2009 (the “Amendment”) with Manufacturers and Traders Trust Corporation (“M&T”) to amend the terms of its Revolving Line of Credit Note and Credit Agreement (the “Credit Agreement”), originally dated as of August 7, 2007, as amended as of November 14, 2008 and further amended as of April 1, 2009.  Pursuant to the Amendment, M&T granted a waiver of one of the Company’s financial covenants contained in the Credit Agreement with respect to required debt ratios for the third quarter of 2009.  In exchange for such waiver, the Company paid a waiver fee of $5,000 to M&T.

In addition, the parties executed an Allonge, dated as of November 11, 2009, to the Note referenced in the Credit Agreement, pursuant to which the original principal amount due under the Credit Agreement was reduced from $6,000,000 to $5,750,000.  All other terms of the Credit Agreement remain in full force and effect.

The Company and certain of its subsidiaries, Combine Buying Group, Inc., OG Acquisition, Inc. and 1725758 Ontario Inc. d/b/a The Optical Group (collectively, the “Subsidiaries”) (i) reaffirmed their respective Security Agreements and Assignment Agreements with M&T, pursuant to which the Company and the Subsidiaries granted M&T a security interest in substantially all of their respective assets and (ii) reaffirmed their Guarantees, pursuant to which the Subsidiaries guaranteed the performance of the Company’s obligations to M&T with respect to the Credit Agreement.

The foregoing descriptions do not purport to be complete and are qualified in their entirety by reference to the full text of the documents filed as Exhibits 10.1 through 10.5 to this Quarterly Report on Form 10-Q which are incorporated by reference herein.

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

10.1
Limited Waiver and Amendment to Revolving Line of Credit, dated as of November 11, 2009, by and among Emerging Vision, Inc., OG Acquisition, Inc., Combine Buying Group, Inc., 1725758 Ontario Inc. d/b/a The Optical Group and Manufacturers and Traders Trust Company.

10.2
Allonge (Revision Agreement of Note), dated as of November 11, 2009, by and among Emerging Vision, Inc., OG Acquisition, Inc., Combine Buying Group, Inc., 1725758 Ontario Inc. d/b/a The Optical Group and Manufacturers and Traders Trust Company.

10.3
Letter of Reaffirmation of General Security Agreement, dated as of November 11, 2009, delivered by Emerging Vision, Inc., OG Acquisition, Inc., Combine Buying Group, Inc. and 1725758 Ontario Inc. d/b/a The Optical Group to Manufacturers and Traders Trust Company.

10.4
Letter of Reaffirmation of Guaranty, dated as of November 11, 2009, delivered by OG Acquisition, Inc., Combine Buying Group, Inc. and 1725758 Ontario Inc. d/b/a The Optical Group to Manufacturers and Traders Trust Company.

10.5
Letter of Reaffirmation of Absolute Assignment of Franchisee Notes and Proceeds Due, Assignment of Rents and Subleases, Pledge Agreement, and United States Trademark Collateral Assignment and Security Agreement, dated as of November 11, 2009, delivered by Emerging Vision, Inc. and OG Acquisition, Inc. to Manufacturers and Traders Trust Company.

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

Dated: November 16, 2009