Form 10-K
period 2009-12-31
EMERGING VISION INC
filed 2010-04-15
CIK 1002554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

Commission file number: 1-14128

EMERGING VISION, INC.
(Exact name of Registrant as specified in its Charter)

NEW YORK
(State or other jurisdiction of incorporation or organization)

11-3096941
(I.R.S. Employer Identification No.)

520 Eighth Avenue, 23rd Floor
New York, NY 10018
(Address and Zip Code of Principal Executive Offices)

Registrant’s telephone number, including area code: (646) 737-1500

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
Yes	No X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):
Yes__	No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer_	Accelerated filer__
Non-accelerated filer_ (Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes	No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2009, was $15,888,308.

Number of shares outstanding as of April 15, 2010:

128,810,601 shares of Common Stock, par value $0.01 per share

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held during 2010.

Part I

Item 1.  Business

GENERAL

As used in this Annual Report on Form 10-K, references to the “Company”, “we”, “us”, or “our” refer to Emerging Vision, Inc. and its subsidiaries.

We operate one of the largest chains of retail optical stores and one of the largest franchise optical chains in the United States, based upon management’s beliefs, domestic sales and the number of locations of Company-owned and franchised stores (collectively referred to hereinafter as “Sterling Stores”).  Additionally, we operate one of the leading optical purchasing groups in the United States (hereinafter referred to as “Combine”) and one of the leading optical purchasing groups in Canada (hereinafter referred to as “TOG”), based upon management’s beliefs, annual sales and the number of members.  Emerging Vision, Inc. was incorporated under the laws of the State of New York in January 1992 and, in July 1992, purchased substantially all of the assets of Sterling Optical Corp., a New York corporation, then a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code.

RETAIL STORE OPERATIONS

The Company and its franchisees operate retail optical stores under the trade names “Sterling Optical,” “Site For Sore Eyes,” “Kindy Optical” and “Singer Specs,” although most stores (other than the Company’s Site for Sore Eyes stores located in Northern California) operate under the name “Sterling Optical.”  We also operate VisionCare of California, Inc. (“VCC”), a specialized health care maintenance organization licensed by the State of California, Department of Managed Health Care, which employs licensed optometrists who render services in offices located immediately adjacent to, or within, most Sterling Stores located in California.

Most Sterling Stores offer eye care products and services such as prescription and non-prescription eyeglasses, eyeglass frames, ophthalmic lenses, contact lenses, sunglasses and a broad range of ancillary items. To the extent permitted by individual state regulations, an optometrist is employed by, or affiliated with, most Sterling Stores to provide professional eye examinations to the public. We fill prescriptions from these employed or affiliated optometrists, as well as from unaffiliated optometrists and ophthalmologists. Most Sterling Stores have an inventory of ophthalmic and contact lenses, as well as on-site lab equipment for cutting and edging ophthalmic lenses to fit into eyeglass frames, which, in many cases, allows Sterling Stores to offer same-day service.

Most Sterling Stores carry a large selection of ophthalmic eyeglass frames, sunglasses, ophthalmic and contact lenses and accessories. We frequently test-markets various brands of sunglasses, ophthalmic lenses, contact lenses and designer frames. Small quantities of these items are usually purchased for selected stores that test customer response and interest. If a product test is successful, we attempt to negotiate a system-wide discount on such product in an effort to maximize system-wide sales and profits.

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

The Retail Store division currently derives its revenue from the sale of eye care products and services at Company-owned stores, membership fees paid to VCC and ongoing royalty fees based upon a percentage of the gross revenues derived from its franchised stores.

As of December 31, 2009, there were 135 Sterling Stores in operation, consisting of 6 Company-owned stores and 129 franchised stores.  Sterling Stores are located in 14 states, the District of Columbia and the U.S. Virgin Islands.

The following chart sets forth the breakdown of Sterling Stores in operation as of December 31, 2009 and 2008:

			December 31,
I. COMPANY-OWNED STORES:	2009	*		2008

Company-owned stores	6			5
Company-owned stores managed by franchisee	-			1
Total	6			6

(*) Existing store locations: New Jersey (1), New York (3) Pennsylvania (1), and Virginia (1).

			December 31,
	2009	*		2008
II. FRANCHISED STORES:	129			133

(*) Existing store locations: California (40), Delaware (3), Florida (1), Illinois (1), Kentucky (2), Louisiana (2), Maryland (9), New Jersey (6), New York (39), North Dakota (3), Pennsylvania (8), Virginia (4), Washington D.C. (1), West Virginia (1), Wisconsin (7), and the U.S. Virgin Islands (2)

FRANCHISE SYSTEM

An integral part of our franchise system includes providing a high level of marketing, training and administrative support to our franchisees. We provide “grand opening” assistance for each new franchised location by consulting with our franchisees with respect to store design, fixture and equipment requirements and sources, inventory selection and sources, and marketing and promotional programs, as well as assistance in obtaining managed care contracts. Specifically, our grand opening assistance helps to establish business plans and budgets, provides preliminary store design and plan approval prior to construction of a franchised store, and provides training, an operations manual and a comprehensive business review to aid the franchisee in attempting to maximize our sales and profitability.  Further, on an ongoing basis, we provide training through regional and national seminars, offer assistance in marketing and advertising programs and promotions, offer online communication, franchisee group discussion as well as updated training modules and product information through our interactive Franchisee Intranet, and consult with its franchisees as to their management and operational strategies and business plans.

Preferred Vendor Network. With the collective buying power of Company-owned and franchised Sterling Stores, we have established a network of preferred vendors (the “Preferred Vendors”) whose products may be purchased directly by franchisees at group discount prices, thereby providing such franchisees with the opportunity for higher gross margins.  Additionally, we negotiate and execute cooperative advertising programs with our Preferred Vendors for the benefit of all Company-owned and franchised stores.

Franchise Agreements. Each franchisee enters into a franchise agreement (the “Franchise Agreement”) with us, the material terms of which are as follows:

a.	Term. Generally, the term of each Franchise Agreement is ten years and, subject to certain conditions, is renewable at the option of the franchisee.

b.
Initial Fees. Generally, franchisees (except for any franchisees converting their existing retail optical store to a Sterling Store (a “Converted Store”), franchisees opening a location that has limited public access (a “Limited Access Facility”), and those entering into agreements for more than one location) must pay us a non-recurring, initial franchise fee of $20,000.  For each franchisee entering into agreements for more than one location, we charge a non-recurring, initial franchise fee of $15,000 for the second location, and $10,000 for each location in excess of two.  We charge each franchisee of a Converted Store or Limited Access Facility a non-recurring, initial franchise fee of $10,000 per location.

c.
Ongoing Royalties.  Franchisees are obligated to pay us ongoing royalties in an amount equal to a percentage (generally 8%) of the gross revenues generated by their Sterling Store. Franchisees of Converted Stores, however, pay ongoing royalties, on their store's historical average base sales, at reduced rates increasing (in most cases) from 2% to 6% for the first three years of the term of the Franchise Agreement.  Royalties on the gross revenues generated in excess of those base sales will be calculated at 8%.  Additionally, Franchisees of Limited Access Facilities pay ongoing royalties at reduced rates increasing from 1% to 4% in year 3 and each year thereafter.  The Franchise Agreement provides for the payment of ongoing royalties on a weekly basis, based upon the gross revenues for the preceding week. Gross revenues generally include all revenues generated from the operation of the Sterling Store, excluding refunds to customers, sales taxes, a limited amount of bad debts and, to the extent required by state law, fees charged by independent optometrists.

d.
Advertising Fund Contributions. Most franchisees must make ongoing contributions, on a weekly basis, to an advertising fund (the “Advertising Fund”) generally equal to 6% of their store's gross revenues for the preceding week. Franchisees of Limited Access Facilities, however, must make ongoing contributions equal to 4% of their store's gross revenues for the preceding week.  Generally, 50% of these funds are expended at the direction of each individual franchisee (for the particular Sterling Store in question), with the balance being expended on joint advertising campaigns for all franchisees located within specific geographic areas and/or on national promotions and campaigns.

e.
Termination. Franchise Agreements may be terminated if a franchisee has defaulted on its payment of monies due to the Company, or in its performance of the other terms and conditions of the Franchise Agreement. During 2009, we reacquired the assets of (as well as possession of) two franchised stores.  Substantially all of the assets located in such stores were voluntarily surrendered and transferred back to us in connection with the termination of the related Franchise Agreements. In certain instances, we may re-convey the assets of such a store to a new franchisee, requiring the new franchisee to enter into our then current form of Franchise Agreement.  However, we review each store’s historical performance to consider if we will continue to operate such store (as a Company-owned location) without re-conveying the assets of such store to a new franchisee.

OPTICAL PURCHASING GROUP BUSINESS

The Optical Purchasing Group Business is divided into two units. The U.S. unit, Combine, which is based in the state of Florida, operates an optical purchasing group business, which provides its members (“Combine Members”) with vendor discounts on optical products for resale.  Combine Members are typically independent optical retailers. As of December 31, 2009, Combine had 801 members that made one or more purchases in December 2009.

TOG, which is based in Ontario, Canada, is one of the leading optical purchasing groups in Canada.  TOG operates an optical purchasing group business, which also provides its members (“TOG Members”) with vendor discounts on optical products for resale.  TOG Members are typically independent optical retailers.  TOG also operates a credit reference business within the optical industry in Canada, which allows TOG to selectively service only the most credit-worthy retailers.  As of December 31, 2009 TOG had 545 members that made one or more purchases in December 2009.

INSIGHT MANAGED VISION CARE

The Company, under the trade name “Insight Managed Vision Care,” contracts with payers (i.e. health maintenance organizations, preferred provider organizations, insurance companies, Taft-Hartley unions, and mid-sized to large companies) who offer eye care benefits to their covered participants.  When Sterling Stores provide services or products to a covered participant, it is generally at a discount from the everyday advertised retail price.  Typically, participants will be eligible for greater eye care benefits at Sterling Stores than those offered at eye care providers that are not participating in a managed care program.  We believe that the additional customer traffic generated by covered participants, along with purchases by covered participants above and beyond their eye care benefits, more than offsets the reduced gross margins being realized on these sales.  We believe that convenience of store locations and hours of operation are key factors in attracting managed care business.  As we increase our presence within markets hawse have already entered, we believe we will be more attractive to managed care payers.

MARKETING AND ADVERTISING

Our marketing strategy emphasizes professional eye examinations, competitive pricing (primarily through product promotions), convenient locations, excellent customer service, customer-oriented store design and product displays, knowledgeable sales associates, and a broad range of quality products, including privately-labeled contact lenses presently being offered by us and certain of our franchisees. Examinations by licensed optometrists are generally available on the premises of, or directly adjacent to, substantially all Sterling Stores.

We continually prepare and revise our in-store, point-of-purchase displays, which provide various promotional messages to customers. Both Company-owned and franchised Sterling Stores participate in advertising and in-store promotions, which include visual merchandising techniques to draw attention to the products displayed in the Sterling Store in question. We are also continually refining its interactive web sites, which further markets the “Sterling Optical” and “Site for Sore Eyes” brands in an effort to increase traffic to its stores and, in many instances, also uses direct mail advertising as well as opt-in email, search engine and other internet advertising to reach prospective, as well as existing customers.

We annually budget approximately 4% to 6% of system-wide sales for advertising and promotional expenditures. Generally, franchisees are obligated to contribute a percentage of their Sterling Store’s gross revenues to our segregated advertising fund accounts, which we maintain for advertising, promotional and public relation programs. In most cases, we permit each franchisee to direct the expenditure of approximately 50% of such contributions, with the balance being expended to advertise and promote all Sterling Stores located within the geographic area of the Sterling Store in question, and/or on national promotions and campaigns.

COMPETITION

The optical business is highly competitive and includes chains of retail optical stores, superstores, individual retail outlets, the operators of web sites and a large number of independent opticians, optometrists and ophthalmologists who provide professional services and may, in connection therewith, dispense prescription eyewear. As retailers of prescription eyewear generally service local markets, competition varies substantially from one location or geographic area to another. Certain of our major competitors offer promotional incentives to their customers and, in response thereto, we generally offers the same or similar incentives to its customers.  Many of these competitors have greater resources than us, which opens them to more favorable discounts on an assortment of goods/services than we can get based on its purchasing power.

We believe that the principal competitive factors in the retail optical business are convenience of location, on-site availability of professional eye examinations, rapid service, quality and consistency of product and service, price, product warranties, a broad selection of merchandise and the participation in third-party managed care provider programs.

There are other optical purchasing group businesses both in the United States and Canada that offer the same type of services and vendor discounts that our optical purchasing group businesses offer.  In addition, certain groups offer a different arrangement of services and products than our purchasing groups.

GOVERNMENT REGULATION

The Company and its operations are subject to extensive federal, state and local laws, rules and regulations affecting the health care industry and the delivery of health care, including laws and regulations prohibiting the practice of medicine and optometry by persons not licensed to practice medicine or optometry, prohibiting the unlawful rebate or unlawful division of fees, and limiting the manner in which prospective patients may be solicited. The regulatory requirements that we must satisfy to conduct our business vary from state to state. In particular, some states have enacted laws governing the ability of ophthalmologists and optometrists to enter into contracts to provide professional services with business corporations or lay persons, and some states prohibit us from computing our continuing royalty fees based upon a percentage of the gross revenues of the fees collected by affiliated optometrists. Various federal and state regulations limit the financial and non-financial terms of agreements with these health care providers; and the revenues potentially generated by us differ among our various health care provider affiliations.

We are also subject to certain regulations adopted under the Federal Occupational Safety and Health Act with respect to our in-store laboratory operations. We believe that we are in material compliance with all such applicable laws and regulations.

As a franchisor, we are subject to various registration and disclosure requirements imposed by the Federal Trade Commission and by many states in which we conduct franchising operations. We believe that we are materially in compliance with all such applicable laws and regulations.

We must comply with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which governs our participation in managed care programs. We also must comply with the privacy regulations under HIPAA, which went into effect in April 2003.  In addition, all states have passed laws that govern or affect our arrangements with the optometrists who practice in our vision centers. Some states, such as California, have particularly extensive and burdensome requirements that affect the way we do business. In California, optometrists who practice adjacent to our retail locations are providers to, and subtenants of, a subsidiary of the Company, which is licensed as a single-service HMO.

ENVIRONMENTAL REGULATION

Our business activities are not significantly affected by environmental regulations, and no material expenditures are anticipated in order for us to comply with any such environmental regulations. However, we are subject to certain regulations promulgated under the Federal Environmental Protection Act with respect to the grinding, tinting, edging and disposal of ophthalmic lenses and solutions, with which we believe we are in material compliance.

EMPLOYEES

As of March 30, 2010, we employed approximately 124 individuals, of which approximately 56% were employed on a full-time basis.  No employees are covered by any collective bargaining agreement. At franchised store locations, employees are hired and governed by the franchisee, not the Company. We consider our labor relations with our associates to be in good standing and have not experienced any interruption of our operations due to disagreements.

Item 1A.  Risk Factors

An investment in our common stock involves a number of very significant risks.  Because of these risks, only persons able to bear the risk and withstand the loss of their entire investment should invest in our common stock.  Prospective investors should consider the following risk factors, among others, before making an investment decision.

•
The current U.S. and global economic conditions have affected and will continue to affect our results of operations and financial position.  The current economic conditions have resulted in decreased revenues, retail store count, operating income and cash flow.  This downturn has lead to and might continue to lead to a reduction of certain overhead expenses as well as stronger restrictions on customer credit.  These uncertainties about future economic conditions make it difficult for us to forecast future operating results and cash flows from operations.

•
Our common stock is trading on the OTC Bulletin Board (“OTCBB”). The OTCBB is generally considered a less efficient market that does not have national exposure to prospective shareholders.  As such, shareholders are likely to find it more difficult to trade our common stock on the OTCBB.

•
The application of the "penny stock rules" could reduce the liquidity and, therefore, the market price of our common stock.  On April 9, 2010, the last reported sales price of our common stock was $0.08.  Because the trading price of our common stock is less than $5.00 per share and no longer trades on NASDAQ, our common stock comes within the definition of a "penny stock."  The “penny stock rules” impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors, generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.  Before a broker-dealer can sell a penny stock, the Securities and Exchange Commission (the “SEC”) rules require the firm to first approve the customer for the transaction in question and receive from the customer a written agreement to such transaction.  The firm must furnish the customer a document describing the risks of investing in penny stocks.  The broker-dealer must also advise the customer of the current market quotation, if any, for the penny stock and the compensation the firm and its broker will receive for the trade.  Finally, the firm must send monthly account statements showing the market value of each penny stock held in the customer’s account.  These additional burdens imposed on broker-dealers may restrict the ability of broker-dealers to sell our securities and may affect the ability of shareholders to resell our common stock.

•
Dr. Alan Cohen, our Chairman of its Board of Directors, and, together with his immediate family members, one of our significant shareholders, owns, operates, manages and/or is otherwise involved with other companies in the retail optical industry, which are in competition with our Sterling Stores and/or Combine Members, and may result in potential conflicts.   Until March 1, 2008, Dr. Cohen and his brother Dr. Robert Cohen were officers and directors of and together with members of their immediate families, were the sole shareholders of Cohen Fashion Optical, Inc. (“CFO, Inc.”), which company operated and franchised retail optical stores similar to Sterling Stores and Combine Member locations in the States of Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York and Puerto Rico.  Effective March 1, 2008, CFO, Inc. sold substantially all of its assets to Cohen Fashion Optical, LLC (“CFO, LLC”), a Kentucky limited liability company, which continues to operate and offer franchises for retail optical stores primarily under the name Cohen’s Fashion Optical.  Although, Dr. Alan Cohen does not own any interest in or participate in the management of CFO, LLC, Dr. Cohen is an executive officer and director of Real Optical, LLC and CFO Retail, Inc. (collectively “REAL”), and he and members of his immediate family are principal members and shareholders of said companies.  REAL is a franchisee of CFO, LLC and operates retail optical stores in the States of Connecticut, Florida, New Jersey and New York similar to Sterling Stores and Combine Member locations.  As of December 31, 2009, REAL was the franchisee of 16 Cohen’s Fashion Optical stores, and was also managing an additional store on behalf of CFO, LLC.  In the future, REAL may open additional stores that are located in the same areas as Sterling Stores and/or Combine Member locations.  These competing businesses could reduce the revenues generated at our competing Sterling Stores and/or from Combine Members.

Dr. Cohen is also an executive officer of, and he, together with members of his immediate family, are principal members of General Vision Services, LLC (“GVS”) and Vision World, LLC (“Vision World”).  GVS operates retail optical stores located in the New York metropolitan area.  GVS does not offer franchises, however, in connection with the transaction between CFO LLC, and CFO, Inc., GVS agreed that all of its stores, including any stores to be opened in the future, would be operated as franchisees of CFO, LLC.  GVS stores are similar to, and compete with, the Sterling Stores and/or Combine Members being operated in the same areas.  As of December 31, 2009, GVS was the franchisee of CFO, LLC, and was operating 10 stores under the name General Vision Services.  Furthermore, both GVS and Vision World solicit and administer third party benefit programs, through their network of company-owned and independent retail optical stores.  It is possible that additional GVS or Vision World Stores, or other retail optical stores, which provide services under third party benefit plans administered by GVS or Vision World, may, in the future, be located near one or more of our Sterling Stores and/or Combine Member locations, and may compete directly with such locations.

Additionally, we jointly participate in certain third party benefit plans with GVS and certain Sterling Stores and GVS stores participate as providers under third party benefit plans obtained by us or GVS and, in all likelihood, will continue to do so in the future.

A possible consequence of Dr. Cohen’s interests in REAL, GVS, Vision World and their respective affiliates is that conflicts of interest may arise, as described above, and when business opportunities in our line of business are presented to them, whether in his capacity as member of our Board or as a shareholder, officer and director in these other entities.  While there can be no assurance as to the manner in which corporate opportunities presented to Dr. Cohen will be allocated, by him, among the various competing business entities in which he is involved, as a supplement to the common law fiduciary duties to which all directors owe us and our shareholders, we have adopted a Corporate Code of Ethics (which can be accessed on our website at www.emergingvision.com) to which Dr. Cohen must adhere, which, in part, establishes guidelines as to how potential conflicts of interest are to be handled.

Dr. Robert Cohen, who served on our Board of Directors until he resigned on March 5, 2008 and who is still a shareholder of the Company, also owns, operates, manages and/or is otherwise involved with the same companies that Dr. Alan Cohen is involved in.  In addition, Dr. Robert Cohen serves as President of CFO, LLC.

•
We significantly depend on the ability and experience of certain members of its management, and their departure may prevent or delay the successful execution of our business plan.  We rely on the skills of certain members of our senior management team to guide its operations, the loss of whom could have an adverse effect on our operations.  We currently have an employment agreement with Mr. Glenn Spina, our Chief Executive Officer, through November 2012; however, no other member of senior management has an employment agreement.  Accordingly, the loss of their services could prevent or delay the successful execution of its business plan and attainment of profitability.

•
We have no control over the management of most of the Sterling Stores that operate under its name, nor does it control any of the Combine or TOG Members, and these stores may be managed by unsuccessful franchisees, Combine Members and/or TOG Members, which would reduce our revenues from these stores.  We rely, in substantial part, on franchisees, Combine Members and TOG Members for revenues.  Since we do not control the management of these locations, it is possible that a franchisee/owner may not have the business acumen or financial resources to successfully operate his or her franchised Sterling Store, Combine Member location and/or TOG Member location.  We, together with a substantial number of franchisees, have recently experienced a significant decrease in sales, mainly due to current economic conditions, generated from the operation of Sterling Stores, and cannot predict what will happen with the economy in the future.  If a substantial number of franchisees, Combine Members and/or TOG Members experience a future decline in their sales and/or are ultimately not successful; revenues from franchisees, Combine Members and/or TOG Members would decrease.  Some of the factors that could lead to future decline in sales, include, among others:  decreased spending by consumers, continuing current economic climate, increased competition by large discount eyewear chains, which increases the need for franchisees, Combine Members and/or TOG Members to provide more aggressive promotional sales, thus decreasing their profit margins; and the limitations of vision care benefits available under medical and third party benefit plans.

•
Better financed competitors that provide greater levels of advertising obtain favorable discounts from suppliers and offer customers aggressive discount pricing.   We compete with many types of eyewear providers, which may prevent us from increasing or maintaining market share.  The retail optical business is highly competitive and includes chains of retail optical stores, superstores, individual retail outlets and a large number of individual opticians, optometrists and ophthalmologists that provide professional services and dispense prescription eyewear.  These competitors may take advantage of prompt payment  discount  plans,  aggressive  discounting  and price-cutting  for  customers,  and  increased  advertising.   As retailers of prescription eyewear, we and our franchisees generally service local markets and, therefore, competition varies substantially from one location or geographic area to another.  If we are not successful in dealing with competition, we will not be able to increase or maintain our customer base or market share.

•
We often offers incentives to its customers, which lower profit margins.  At times when major competitors offer significantly lower prices for their products, it then becomes in our best interest to do the same. Certain of the major competitors offer promotional incentives to their customers including free eye exams, "50% Off" on designer frames and "Buy One, Get One Free" eye care promotions.  In response to these promotions, we have offered the same or similar incentives to its customers.  This practice has resulted in lower profit margins and these competitive promotional incentives may further reduce revenues, gross margins and cash flows.  Although we believe that Sterling Stores provide quality service and products at competitive prices, several of the large retail optical chains have greater financial resources. Therefore, we may not be able to continue to deliver cost efficient products in the event of aggressive pricing by competitors, which would reduce our profit margins, net income and cash flow.

•
Laser surgery could eliminate the need for certain eyeglasses and contact lenses.  As refractive laser surgery gains market acceptance, we may lose revenue from traditional eyewear customers.  As traditional eyewear users undergo laser vision correction procedures or other vision correction techniques, the demand for certain contact lenses and eyeglasses will decrease.  Due to the fact that the marketing and sale of eyeglasses and contact lenses is a significant part of our business, a decrease in customer demand for these products could have a material adverse effect on sales of prescription eyewear, as well as those of our franchisees.

•
We are subject to a variety of federal, state and local laws, rules and regulations that affect the health care industry, which may affect our ability to generate revenues or subject us to additional expenses.  The regulatory requirements that the Company and our franchisees must satisfy to conduct our businesses, varies from state to state. For example, some states have enacted laws governing the ability of ophthalmologists and optometrists to enter into contracts with business corporations or lay persons, and some states prohibit companies from computing their royalty fees based upon a percentage of the gross revenues generated by optometrists from exam fees.  Various federal and state regulations also limit the financial and non-financial terms of agreements with health care providers and, therefore, potential revenues may differ depending upon the nature of our various health care provider affiliations.

•
The Company and our franchisees are also subject to the requirements of HIPAA, which governs participation in managed care programs.  We also must comply with the privacy regulations under HIPAA.  In addition, all states have passed laws that govern or affect arrangements with the optometrists who practice in vision centers.  Additionally, we and our franchisees are also subject to regulations regarding franchise business and in-store laboratory operations, as well as the operation, in California, of VCC, which is regulated by the State of California Department of Managed Health Care.  As a franchisor, we are subject to various registrations and disclosure requirements imposed by the Federal Trade Commission and by many of the states in which we conduct franchising operations.  The Federal Occupational Safety and Health Act regulates our in-store laboratory operations.  Although we believe that we are in material compliance with all applicable laws and/or regulations, we may not be able to sustain compliance if these laws and/or regulations change in the future and, in that event, we may have to incur significant expenses to maintain compliance.

•
If our subsidiary, VCC, is no longer permitted to employ optometrists, then the revenue generated from its California Sterling Stores would, in all likelihood, decrease materially, thereby decreasing net income and cash flow.

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

•
We may be exposed to significant risk from liability claims if it is unable to obtain insurance, at acceptable costs, to protect us against potential liability claims.  The rendering of professional eye care services entails an inherent risk of professional malpractice and other similar claims.  We do not influence or control the practice of optometry by the optometrists that it employs or affiliates with, nor does it have responsibility for their compliance with certain regulatory and other requirements directly applicable to these individual professionals.  As a result of the relationship between we and our employed or affiliated optometrists, we may become subject to professional malpractice actions or claims under various theories relating to the professional services provided by these individuals.  We may not be able to continue to obtain adequate liability insurance at reasonable rates, in which event; our insurance may not be adequate to cover claims asserted against us, thus, potentially decreasing our future cash position and potentially jeopardizing our ability to continue operations.

•
Our operations and success are highly dependent upon health care providers, and we may be unable to enter into favorable arrangements with these providers.  Certain states prohibit us from employing optometrists to render professional services.  Accordingly, the success of our operations as full-service eye care providers depends upon our ability to enter into agreements with these health care providers to render professional services at Sterling Stores, Combine Member and/or TOG Member locations.  Due to the increased competition, among large discounters of retail eyewear, to enter into agreements with health care providers and the finite number of available health care providers, the costs of compensating these health care providers has increased materially.  The Company, its franchisees, Combine Members and/or TOG Members may not be able to enter into agreements with these health care providers on satisfactory terms, or these agreements may not be profitable, which would reduce the revenues the Company, its franchisees, Combine Members and/or TOG Members could generate from their operations.

•
Certain events could result in a dilution of shareholders’ ownership of our common stock.  As of December 31, 2009, we had 12,563,967 shares that were reserved for issuance under outstanding warrants, options and senior convertible preferred stock.  The exercise and conversion prices, as the case may be, of common stock equivalents range from $0.05 to $8.06 per share.  If converted or exercised, these securities will result in a dilution of shareholders’ percentage ownership of the Company’s common stock.  In addition, if we acquire new companies through the issuance of common or preferred stock, percentages of ownership will be further diluted.

•
Our potential limitation on the use of our net operating loss carry-forwards in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, due to certain changes in ownership that have occurred or could occur in the future. Furthermore, in order to limit the potential that future transactions could have a similar effect on our tax attributes, we amended our by-laws to provide the Board of Directors with the ability to void certain transactions in our securities that may impair or limit the future utilization of our tax attributes, including our net operating loss carry-forwards.  However, there can be no assurance that we have been, or will in the future be, successful in preventing an event which could materially impair or limit our utilization of our net operating loss carry-forwards and other tax attributes.

•
Combine Members operate retail optical stores similar to Sterling Stores in the states of California, Delaware, Florida, Illinois, Kentucky, Louisiana, Maryland, New Jersey, New York, North Dakota, Pennsylvania, Virginia, West Virginia, Wisconsin, the District of Columbia and the U.S. Virgin Islands.  Currently, many Combine Member locations are in the same shopping center or mall as, or in close proximity to, certain Sterling Stores; and in the future, the Company may open Sterling Stores that are located in the same areas as Combine Members.  These competing businesses could reduce the revenues generated at, both, our Sterling Stores and Combine Member locations, or could cause Combine Members to leave Combine because they view Sterling Stores as the competition.

•
Combine and TOG operations and success are highly dependent upon the purchases of eye care products by independent optical retailers (Combine/TOG Members).  If Combine/TOG Members decide to purchase their eye care products through a competing optical purchasing group business or purchase direct from a vendor, then revenues generated from Combine and/or TOG would decrease. A decrease in the number of Combine/TOG Members could reduce Combine and/or TOG profit margins, net income and cash flow.

•
Combine and TOG utilize certain key vendors to provide its members with a broad spectrum of product purchasing options.  If one of these key vendors ceases to do business with Combine and/or TOG, or ceases to exist, Combine and/or TOG could see a decrease in the amount of product purchased by its members, thus decreasing its revenues and net income.

•
We rely heavily on computer systems in managing financial results.  We are subject to damage and interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events and usage by employees.  This includes any damage to the systems that allow for electronic payments from our franchisees and credit card payments from its Sterling Store customers.  Any repairs necessary to replace and/or fix these systems could result in a significant expense to us.  Additionally, certain of our financial reporting processes are not part of an integrated financial reporting system, which requires additional hours and administrative costs to operate manage and control these systems.  We are working to transition most of the processes to an integrated financial reporting system.  The conversion of these systems and processes to become SOX compliant could result in a significant expense to us and may pose greater risks associated with maintaining internal controls as the systems are integrated.

•
Our leasing space for a majority of our Sterling Stores could expose us to possible liabilities and losses.  Our leases are generally for 10 years.  Many of the leases provide for annual increases over the term of the lease in addition to the costs associated with insurance, taxes, repairs, maintenance and utilities.  If an existing Sterling Store becomes non-profitable and we decide to close the location, we may still be required to pay the base rent, taxes and other rental charges for the balance of the lease.

•
We may be unable to service our debt obligations.  In connection with the purchases of Combine and TOG, along with other debt obligations, we have approximately $5,325,000 of outstanding debt as of December 31, 2009.  If we are unable to generate sufficient cash flows from operations in the future, we may be unable to make principal and interest payments on such borrowings when they become due and may need to refinance all or a portion of the existing debt, or obtain additional financing.

Additionally, the amount outstanding on our Revolving Line of Credit Note and Credit Agreement (the “Credit Agreement”) with Manufacturers and Traders Trust Company (“M&T”) was $4,506,854 as of March 31, 2010.  The Company and M&T entered into a new Credit Agreement effective March 31, 2010, which agreement provides, among other things, that all unpaid principal will be due on April 30, 2011.  The Company also executed a $1,000,000 Libor Term Note in favor of M&T, dated as of March 31, 2010, which note commits us to pay twelve, equal monthly principal payments of $83,333, plus interest, by April 30, 2011.  We currently cannot guarantee that we will be able to make such monthly principal payments, nor can we guarantee that we will be able to pay the remaining principal balance due under the Credit Agreement on or before April 30, 2011.  Additionally, we cannot guarantee that M&T will refinance on favorable terms, if at all.

•
We have been able to utilize the earnings from the operations of Combine to support the repayment of its related party debt with the previous owner and current President of Combine (“COM President”).  Management believes it will continue to be able to utilize the earnings of Combine to repay the remaining amounts due, however, commencing on September 29, 2010, and expiring September 28, 2016; COM President may put back to us 2,187,500 options at a put price per share of $0.32 ($700,000).  We believe we may need additional financing should COM President decide to put back such options and are currently exploring certain options to enable us to make such payment.  However, there can be no assurance that we will find financing or that such financing will be on terms favorable to us.

•
We are exposed to foreign currency risk associated with TOG operations as the financial position and operating results of TOG, which operations are being calculated in Canadian Dollars and then translated into U.S. Dollars for consolidation.  We have not implemented a hedging strategy to potentially reduce foreign currency risk.

Item 1B.  Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.  Properties

Our headquarters, consisting of approximately 5,200 square feet, are located in an office building situated at 520 Eight Avenue, 23rd Floor, New York, NY 10018, under a lease that expires in June 2020.   This facility houses our principal executive and administrative offices.

VCC’s headquarters, consisting of approximately 1,050 square feet, are located in an office building situated at 9625 Black Mountain Road, Suite 311, San Diego, California 92126, under a lease that expires in March 2015.

Combine’s headquarters, consisting of approximately 1,900 square feet, are located in an office building situated at 6001 Broken Sound Parkway, Suite 508, Boca Raton, Florida 33487, under a lease that is currently month-to-month.

TOG’s headquarters, consisting of approximately 2,600 square feet, are located in an office building situated at 1000 Simcoe Street North, Oshawa, Ontario L1G 4W4, under a lease that expires in October 2012.

We lease the space occupied by all of our Company-owned Sterling Stores and certain of our franchised Sterling Stores. The remaining leases for our franchised Sterling Stores are held in the names of the respective franchisees, of which we hold a collateral assignment on certain of those leases.   We do not hold any of the leases, nor do we hold any collateral assignments, on Combine or TOG Member locations.

Sterling Stores are generally located in commercial areas, including major shopping malls, strip centers, freestanding buildings and other areas conducive to retail trade.  Generally, Sterling Stores range in size from 1,000 to 2,000 square feet.

Item 3.  Legal Proceedings

In August 2006, we filed an action against For Eyes Optical Company (“For Eyes” or “Defendant”) in the District Court of the State of California, San Jose County in response to allegations by For Eyes of trademark infringement for our use of the trademark “Site For Sore Eyes”.  We claimed, among other things, that (i) there is no likelihood of confusion between our and Defendant’s mark, and that we had not infringed, and was not infringing, Defendant’s mark; (ii) we were not bound by that certain settlement agreement, executed in 1981 by a prior owner of the Site For Sore Eyes trademark; and (iii) Defendant’s mark was generic and should be cancelled.  For Eyes, in its Answer, asserted defenses to our claims, and asserted counterclaims against us, including, among others, that (i) we had infringed For Eyes’ mark; (ii) we wrongfully obtained a trademark registration for its mark and that said registration should be cancelled; and (iii) the acts of us constituted a breach of the aforementioned settlement agreement.  For Eyes sought injunctive relief, cancellation of our trademark registration, trebled monetary damages, payment of any profits made by us in respect of the use of such trade name, and costs and attorney fees.  In December 2009, this action was settled, the terms of the settlement included our expanded use of the Site for Sore Eyes trademark to the remainder of California and in Washington and Oregon.  The parties also exchanged mutual general releases

Item 4.  Submissions of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded in the over-the-counter market and quoted on the OTCBB under the trading symbol “ISEE”.  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  The range of the high and low closing sales prices for our Common Stock for each quarterly period of the last two years is as follows:

	2009		2008
Quarter Ended:	High	Low	High	Low

March 31	$0.19	$0.08	$0.25	$0.17
June 30	$0.19	$0.10	$0.21	$0.16
September 30	$0.20	$0.10	$0.20	$0.12
December 31	$0.15	$0.06	$0.19	$0.06

The approximate number of shareholders of record of our Common Stock as of March 16, 2010 was 272.

There was one shareholder of record of our Senior Convertible Preferred Stock as of March 31, 2010.

Historically, we have not paid dividends on its Common Stock, and have no intention to pay dividends on our Common Stock in the foreseeable future. It is the present policy of the Registrant’s Board of Directors to retain earnings, if any, to finance our future operations and growth.

Although we have not paid dividends, if we do in the future, those dividend payments could cause an event of default pursuant to our credit facility.  Such credit facility is described in Item 7 of this Report.

Information regarding our equity compensation plans as of December 31, 2009 is disclosed in Item 12 of this Report, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data

Not applicable for smaller reporting companies.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K (the “Report”) contains forward-looking statements as that term is defined in the federal securities laws.  The events described in forward-looking statements contained in this Report may not occur.  Generally, these statements relate to our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, financing plans, projected or anticipated benefits from acquisitions that we may make, or projections involving anticipated revenues, earnings or other aspects of our operating results or financial position, and the outcome of any contingencies.  Any such forward-looking statements are based on current expectations, estimates and projections of management.  We intend for these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements.  Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond the Company’s control, that may influence the accuracy of the statements and the projections upon which the statements are based.  Factors that could cause actual results to differ materially from those set forth or implied by any forward-looking statements include, but are not limited to, those detailed in Item 1A. Risk Factors of this Report, as well as other risks and uncertainties discussed in our reports filed with the Securities and Exchange Commission.  Copies of these filings are available at www.sec.gov.

Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate.  Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

COMPARISON OF OPERATING SEGMENT RESULTS FOR THE YEAR ENDED DECEMBER 31, 2009, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2008

Consolidated Segment Results

Our total revenue decreased approximately $9,686,000, or 13.5%, to $62,123,000 for the year ended December 31, 2009, as compared to $71,809,000 for the year ended December 31, 2008.  This decrease was mainly a result of the decrease in Optical Purchasing Group revenues during the comparable periods due to current economic trends in the U.S. and Canadian economies as well as currency fluctuations between the U.S. and Canadian dollars.  Additionally, we experienced a decrease in the average number of Company-owned stores in operation from 7.8 for the year ended December 31, 2008 compared to 5 for the year ended December 31, 2009, and a decrease in the average number of franchise locations in operation from 141 for the year ended December 31, 2008 compared to 131 for the year ended December 31, 2009, which resulted in decreased revenues for the Company-store and franchise segments.

Our total costs, and selling, general and administrative expenses decreased approximately $7,079,000, or 10.0% to $63,981,000 for the year ended December 31, 2009, as compared to $71,060,000 for the year ended December 31, 2008.  The decreases in Optical Purchasing Group cost of sales were a direct result of the currency fluctuations described above.  Additionally, we made an effort to streamline certain corporate office administrative functions and expenses during 2009, including the elimination of in-house counsel and moving franchise business development to a commission based structure.  Selling, general and administrative expenses also decreased due to the reduction of certain administrative job functions and the decrease in the number of stores in operations during 2009.  These decreases were offset, in part, by a charge to share-based compensation expense of $700,000 due to the recognition of 2,187,500 options that the President of Combine can put back to us at a price per share of $0.32, and a $702,000 impairment charge on Combine’s goodwill and certain intangible assets, which was a result of the decline in Combine’s estimated future cash flows expected to be generated from such assets.

Optical Purchasing Group Business Segment

	For the Year Ended December 31 (in thousands):
	2009	2008	$ Change	% Change
Net Revenues:
Optical purchasing group sales	$50,677	$57,935	$(7,258)	(12.5%)
Cost of optical purchasing group sales	48,290	55,177	(6,887)	(12.5%)
Gross margin	2,387	2,758	(371)	(13.5%)
Selling, General and Administrative Expenses:
Goodwill and intangible asset impairment	702	-	702	n/a
Compensation expense	700	-	700	n/a
Salaries and related benefits	452	455	(3)	(0.7%)
Depreciation and amortization	306	303	3	1.0%
Credit card and bank fees	263	277	(14)	(5.1%)
Rent and related overhead	249	260	(11)	(4.2%)
Bad debt expense	263	112	151	134.8%
Professional fees	191	38	153	402.6%
Other general and administrative costs	27	78	(51)	(65.4%)
Total selling, general and administrative expenses	3,153	1,523	1,630	107.0%
Operating (Loss) Income	(766)	1,235	(2,001)	(162.0%)

Other Income (Expense):
Other income	4	-	4	n/a
Interest expense, net	(169)	(260)	91	35.0%
Total other expense	(165)	(260)	95	36.5%
(Loss) income before provision for income taxes	$(931)	$975	$(1,906)	(195.5%)

Optical Purchasing Group revenues decreased approximately $7,258,000, or 12.5%, to $50,677,000 for the year ended December 31, 2009, as compared to $57,935,000 for the year ended December 31, 2008.  This decrease was due to a generally weaker economy that began to affect Combine in the 2nd half of 2008 and carried through into 2009.  As of December 31, 2009, there were 801 members that made purchases in December 2009, as compared to 842 members that made one or more purchases in December 2008.  Individually, TOG revenues decreased approximately $4,658,000, or 11.2%, to $37,026,000 for the year ended December 31, 2009, as compared to $41,684,000 for the year ended December 31, 2008.  These decreases were mainly due to the fluctuation of the foreign currency exchange rate between the Canadian and U.S. Dollar.  The rate averaged $0.94 for every Canadian Dollar during fiscal 2008, as compared to $0.87 for every Canadian Dollar during fiscal 2009.  Additionally, similar to the U.S. economy, the Canadian economy experienced a downturn beginning in the 2nd half of 2008.  Combine revenues decreased approximately $2,842,000, or 17.5%, to $13,388,000 for the year ended December 31, 2009, as compared to $16,230,000 for the year ended December 31, 2008 for the reasons described above.

Costs of Optical Purchasing Group sales decreased approximately $6,887,000, or 12.5% to $48,290,000 for the year ended December 31, 2009, as compared to $55,177,000 for the year ended December 31, 2008.  Individually, TOG’s cost of sales decreased approximately $4,453,000, or 11.1%, to $35,520,000 for the year ended December 31, 2009, as compared to $39,973,000 for the year ended December 31, 2008.  Combine’s cost of sales decreased approximately $2,602,000, or 17.1%, to $12,577,000 for the year ended December 31, 2009, as compared to $15,179,000 for the year ended December 31, 2008.  Both of these decreases were a direct result of, and proportionate to, the revenue fluctuations described above.

Operating expenses of the Optical Purchasing Group segment increased approximately $1,630,000, or 107.0%, to $3,153,000 for the year ended December 31, 2009, as compared to $1,523,000 for the year ended December 31, 2008.  This increase was mainly a result of a $702,000 impairment of goodwill and certain intangible assets, which was a result of the decline in Combine’s estimated future cash flows expected to be generated from such assets, and a $700,000 non-cash compensation charge incurred in September 2009.  Combine’s President may put back to the Company 2,187,500 options at a put price per share of $0.32.  Combine incurred bad debt on certain member receivables during the year ended December 31, 2009 of approximately $148,000 as certain members went out of business due to the current economic conditions.  TOG also incurred bad debt of $115,000 related to one member who went out of business. Additionally, Combine and TOG engaged the services of consultants ($10,000 per month) in May 2009 to enhance vendor programs designed to encourage greater spending by the members while achieving greater profit margins.  These increases were offset, in part, by a decrease in certain of TOG’s operating expenses due to the fluctuation of the foreign currency exchange rate as described above.

Interest expense related to the Optical Purchasing Group segment decreased approximately $91,000, or 35.0%, to $169,000 for the year ended December 31, 2009, as compared to $260,000 for the year ended December 31, 2008.  This decrease was related to a decrease in the interest rates on the borrowings under our Credit Facility with M&T.  Additionally, as Combine continues to pay down its related party debt (the debt associated with the purchase financing with the previous owner and current President of Combine), we continue to incur less interest.

Franchise Segment

	For the Year Ended December 31 (in thousands):
	2009	2008	$ Change	% Change
Net Revenues:
Royalties	$5,502	$6,211	$(709)	(11.4%)
Franchise and other related fees	218	299	(81)	(27.1%)
Net revenues	5,720	6,510	(790)	(12.1%)
Selling, General and Administrative Expenses:
Salaries and related benefits	1,404	1,070	334	31.2%
Professional fees	572	513	59	11.5%
Convention related expenses	202	389	(187)	(48.1%)
Rent and related overhead	567	351	216	61.5%
Bad debt	409	247	162	65.6%
Depreciation and amortization	227	127	100	78.7%
Other general and administrative costs	383	195	188	96.4%
Total selling, general and administrative expenses	3,764	2,892	872	30.2%
Operating Income	1,956	3,618	(1,662)	(45.9%)

Other Income (Expense):
Interest on franchise notes receivable	28	24	4	16.7%
Other (expense) income	(91)	27	(118)	(437.0%)
Interest expense, net	(49)	(45)	(4)	(8.9%)
Total operating income	(112)	6	(118)	(1,966.7%)
Income before provision for income taxes	$1,844	$3,624	$(1,780)	(49.1%)

Franchise royalties decreased approximately $709,000, or 11.4%, to $5,502,000 for the year ended December 31, 2009, as compared to $6,211,000 for the year ended December 31, 2008. Franchise sales decreased approximately $4,226,000, or 5.3%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008.  This led to decreased royalty income of approximately $338,000 for the year ended December 31, 2009, mainly due to 10 fewer operational stores, on average, during 2009.  As of December 31, 2009 and 2008, there were 129 and 133 franchised stores in operation, respectively.

Franchise and other related fees (which include initial franchise fees, renewal fees, conversion fees and store transfer fees) decreased approximately $81,000, or 27.1%, to $218,000 for the year ended December 31, 2009, as compared to $299,000 for the year ended December 31, 2008.  This fluctuation was primarily attributable to 9 franchise agreement renewals ($91,000), 1 independent store conversion ($10,000), and 6 new franchise agreements ($117,000) in 2009, as compared to 6 franchise agreement renewals ($70,000), 2 independent store conversions ($20,000), and 10 new franchise agreements ($186,000) in 2008.  In the future, franchise fees are likely to fluctuate depending on the timing of franchise agreement expirations, new store openings, franchise store transfers, and the approval of the Franchise Disclosure Document, which is renewed annually in April.

Operating expenses of the franchise segment increased approximately $872,000, or 30.2%, to $3,764,000 for the year ended December 31, 2009, as compared to $2,892,000 for the year ended December 31, 2008.  This increase was partially a result of increases in; professional fees, as we began utilizing outside counsel to administer franchise agreement transactions (during fiscal 2008 we employed in-house counsel to handle such work), rent and related overhead, as we reallocated certain expenses from the corporate segment to the franchise segment as well as $125,000 due to rent subsidies the we have provided on certain franchise locations during fiscal 2009, which were not provided during fiscal 2008, and bad debt expense, mainly due to the write-off of franchise receivables on two stores that were abandoned by such franchisee during 2009.  Additionally, the franchise segment incurred travel, training, and related costs associated with the installation of our new Point-of-Sale computer system (initiated March 2008).  These increases were offset, in part, by a decrease in certain salaries and related expenses, including the restructuring our franchise business development department to receive commission-based compensation.  We also had a decrease in the costs associated with our trade shows.  In 2008, we exhibited at both Vision Expo East and West, at a significant cost.  In 2009, we did not exhibit at either of those trade shows.

Other (expense) income decreased approximately $118,000, or 1,966.7%, to ($112,000) for the year ended December 31, 2009, as compared to $6,000 for the year ended December 31, 2008, mainly due to losses we incurred repossessing or selling franchise locations during fiscal 2009.

Company Store Segment

	For the Year Ended December 31 (in thousands):
	2009	2008	$ Change	% Change
Net Revenues:
Retail sales	$1,859	$3,210	$(1,351)	(42.1%)
Exam fees	338	505	(167)	(33.1%)
Net revenues	2,197	3,715	(1,518)	(40.9%)
Cost of retail sales	627	932	(305)	(32.7%)
Gross margin	1,570	2,783	(1,213)	(43.6%)
Selling, General and Administrative Expenses:
Salaries and related benefits	1,214	1,667	(453)	(27.2%)
Rent and related overhead	924	1,076	(152)	(14.1%)
Advertising	107	267	(160)	(59.9%)
Other general and administrative costs	130	200	(70)	(35.0%)
Total selling, general and administrative expenses	2,375	3,210	(835)	(26.0%)
Operating Loss	$(805)	$(427)	$(378)	(88.5%)

Net revenues for the Company store segment decreased approximately $1,518,000, or 40.9%, to $2,197,000 for the year ended December 31, 2009, as compared to $3,715,000 for the year ended December 31, 2008.  This decrease was mainly attributable to fewer Company-owned store locations, on average, open during the comparable periods.  As of December 31, 2009 and 2008, respectively, there were 6 Company-owned stores in operation (inclusive of one store operated by a franchisee under the terms of a management agreement as of December 31, 2008).  During the 2nd half of 2008, we closed two Company-owned locations that generated revenues during a significant portion of fiscal 2008.  The two stores generated retail sales of $668,000 for the year ended December 31, 2008.   On a same store basis (for stores that operated as a Company-owned store during the entirety of the years ended December 31, 2009 and 2008), comparative net sales decreased approximately $335,000, or 14.1%, to $2,063,000 for the year ended December 31, 2009, as compared to $2,398,000 for the year ended December 31, 2008.  The decrease was partially a result of us reserving, beginning in January 2009, the total amount of managed care receivables generated by such stores and recognizing the income on such receivables when cash receipts are recovered.  Additionally, management believes that the decreases were a direct result of current economic conditions, as well as the loss of a key optometrist in the 2nd quarter of 2009, which led to reduced exam fee revenues in one of the locations.

The Company-owned store’s gross profit margin  decreased by 3.1%, to 69.3%, for the year ended December 31, 2009, as compared to 71.0% for the year ended December 31, 2008.  The decrease was due, in part, to the decrease in managed care revenues as described above, as well as the effects of the current economy, which has caused us to offer stronger discounts to customers, thus, decreasing overall margins.  These factors were, offset, in part, by an improvement on gross profit margins with respect to certain vendor programs initiated during the 4th quarter of 2008 that have helped improve our lab/lens costs.  Management continues to work to improve the profit margin through increased training at the Company-store level and improved vendor partnerships, among other things, and anticipates these changes will result in improvements in our gross profit margin in the future.  Our gross margin may, however, fluctuate in the future depending upon the extent and timing of changes in the product mix in such stores, competitive pricing, and certain one-time sales promotions.

Operating expenses of the Company store segment decreased approximately $835,000, or 26.0%, to $2,375,000 for the year ended December 31, 2009, as compared to $3,210,000 for the year ended December 31, 2008.  This decrease was mainly a result of having fewer Company-owned stores, on average, in operation during the year ended December 31, 2009.  Additionally, we streamlined store staffing to reduce salaries and related benefits, we no longer employ a key optometrist as noted above, and we enhanced the media plans for each store, which reduced advertising costs on a by-store basis.

VisionCare of California Segment

	For the Year Ended December 31 (in thousands):
	2009	2008	$ Change	% Change
Net Revenues:
Membership fees	$3,521	$3,551	$(30)	(0.8%)
Selling, General and Administrative Expenses:
Salaries and related benefits	3,149	3,189	(40)	(1.3%)
Rent and related overhead	166	154	12	7.8%
Other general and administrative costs	207	172	35	20.3%
Total selling, general and administrative expenses	3,522	3,515	7	0.2%
Operating (Loss) Income	(1)	36	(37)	(102.8%)

Other Income (Expense):
Other income	33	8	25	312.5%
Total other income (expense)	33	8	25	312.5%
Income before provision for income taxes	$32	$44	$(12)	(27.3%)

Revenues generated by our wholly-owned subsidiary, VCC, a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care, decreased approximately $30,000, or 0.8%, to $3,521,000 for the year ended December 31, 2009, as compared to $3,551,000 for the year ended December 31, 2008.  This decrease was a direct result of a decrease in revenues generated at Site for Sore Eyes franchise locations of approximately $1,361,000, or 6.6%, from fiscal 2008, which led to a decrease in membership fee revenues.  This offset the increase in the daily membership fee charged by VCC effective June 2008.

Operating expenses of the VCC segment remained consistent with last year’s expenses, increasing by a modest $7,000 to $3,522,000 for the year ended December 31, 2009, as compared to $3,515,000 for the year ended December 31, 2008.  A decrease in doctors’ salaries and related benefits was offset, in part, by an increase in the cost of insurance (approximately $21,000) and an increase in bad debt expense (approximately $26,000) due to certain new managed care plans that VCC contracted with during fiscal 2009.

Corporate Overhead Segment

	For the Year Ended December 31 (in thousands):
	2009	2008	$ Change	% Change
Selling, General and Administrative Expenses:
Salaries and related benefits	$1,246	$2,119	$(873)	(41.2%)
Professional fees	708	609	99	16.3%
Insurance	187	276	(89)	(32.2%)
Rent and related overhead	103	192	(89)	(46.4%)
Travel and related expenses	-	173	(173)	(100.0%)
Compensation expense	-	88	(88)	(100.0%)
Bad debt expense	-	30	(30)	(100.0%)
Other general and administrative costs	-	159	(159)	(100.0%)
Total selling, general and administrative expenses	2,244	3,646	(1,402)	(38.5%)
Operating (Loss) Income	(2,244)	(3,646)	1,402	38.5%

Other Income (Expense):
Other expense	(78)	-	78	n/a
Total other income (expense)	(78)	-	78	n/a
Loss before provision for income taxes	$(2,322)	$(3,646)	$1,324	36.3%

There were no revenues generated by the corporate overhead segment.

Operating expenses decreased approximately $1,402,000, or 38.5%, to $2,244,000 for the year ended December 31, 2009, as compared to $3,646,000 for the year ended December 31, 2008.  This decrease was due in part to decreases to salaries and related benefits of $873,000 due, in part, to decreases, in May 2008 in our medical and dental insurance premiums and the utilization in January 2009 of outside counsel to handle all franchise agreement transactions (included in professional fees).  During fiscal 2008, we utilized an “in-house” counsel, which expenses were included in salaries and related benefits.  Additionally, we reallocated certain rent and related overhead expenses to the franchise segment due to certain overhead reductions that occurred in the first quarter of 2009, we incurred compensation expense of approximately $88,000 during fiscal 2008 due to the granting of stock options to our directors (there were no such grants during fiscal 2009), and we absorbed the entire increase in medical and dental benefits of VCC in the first quarter of 2008.

Other expenses of approximately $78,000 for the year ended December 31, 2009 was mainly a result of the loss on the disposal of certain property and equipment due to the relocation of our corporate office in March of 2010.

Other Segment

	For the Year Ended December 31 (in thousands):
	2009	2008	$ Change	% Change
Net Revenues:
Commissions	$8	$96	$(88)	(91.7%)
Other	-	2	(2)	(100.0%)
Net revenues	8	98	(90)	(91.8%)
Selling, General and Administrative Expenses:
Advertising	-	95	(95)	(100.0%)
Salaries and related benefits	-	30	(30)	(100.0%)
Other general and administrative costs	5	40	(35)	(87.5%)
Total selling, general and administrative expenses	5	165	(160)	(97.0%)
Operating Income (loss)	$3	$(67)	$70	104.5%

Revenues generated by the other segment decreased approximately $90,000, or 91.8%, to $8,000 for the year ended December 31, 2009, as compared to $98,000 for the year ended December 31, 2008.   We began generating commission revenues in January 2008 under operations that do not fall within one of the other operating segments.  Those operations ceased during the 2nd half of fiscal 2008.

Operating expenses of the other segment decreased approximately $160,000, or 97.0%, to $5,000 for the year ended December 31, 2009, as compared to $165,000 for the year ended December 31, 2008.  The decrease was due to the cease in operations as described above.

Use of Non-GAAP Performance Indicators

The following section expands on our financial performance detailing our EBITDA.  EBITDA is calculated as net earnings before interest, taxes, depreciation and amortization.  We refer to EBITDA because it is a widely accepted financial indicator of a company’s ability to service or incur indebtedness.

Management has provided an EBITDA calculation to provide a greater level of understanding of our performance had it not been for certain significant non-cash charges, many of which were incurred as a result of the acquisitions of Combine and TOG.  These charges, such as depreciation and amortization, and interest expense, are included in selling, general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss.

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

EBITDA Reconciliation

	For the Year Ended December 31 (in thousands):
	2009	2008	$ Change	% Change
EBITDA Reconciliation:
Net loss	$(2,523)	$(88)	$(2,435)	(2,767.0%)
Interest	218	346	(128)	(37.0%)
Provision for income taxes	344	591	(247)	(41.8%)
Depreciation and amortization	599	654	(55)	(8.4%)
EBITDA	$(1,362)	$1,503	$(2,865)	(190.6%)

We also incurred other non-cash charges that affected earnings including compensation expenses related to common stock options and warrants of approximately $700,000 and $88,000 for the year ended December 31, 2009 and 2008, respectively.

Commencing on September 29, 2010, and expiring September 28, 2016, Combine’s President may put back to us 2,187,500 options at a put price per share of $0.32, which would result in a charge to share-based compensation expense of $700,000.  During the year ended December 31, 2009, we recognized such charge.

The Company also incurred a non-cash charge of $702,000 that related to an impairment of goodwill and certain intangible assets, which was a result of the decline in Combine’s estimated future cash flows expected to be generated from such assets.

Cash Flows from EBITDA

	For the Year Ended December 31, 2009
	Original	EBITDA	Difference
Cash flows from operating activities:
Net loss	$(2,523)	$(660)	$1,863
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	599	-	(599)
Provision for doubtful accounts	729	729	-
Provision for inventory loss	31	31	-
Deferred tax assets	344	-	(344)
Disposal of property and equipment	87	87	-
Loss on sale of Company-owned store assets	73	73	-
Goodwill and intangible assets impairment	702	-	(702)
Non-cash compensation charges related to put option liability	700	700	-
Changes in operating assets and liabilities:
Franchise and other receivables	(458)	(458)	-
Optical purchasing group receivables	(636)	(636)	-
Notes receivable	54	54	-
Inventories	(18)	(18)	-
Prepaid expenses and other current assets	96	96	-
Other assets	(33)	(33)	-
Accounts payable and accrued liabilities	304	304	-
Optical purchasing group payables	627	627	-
Accrual for store closings	(146)	(146)	-
Franchise deposits and other liabilities	(48)	(48)	-
Net cash provided by operating activities	484	702	218

Cash flows from investing activities:
Purchases of property and equipment	(153)	(153)	-
Costs associated with enhancing trademark value	(145)	(145)	-
Net cash used in investing activities	(298)	(298)	-

Cash flows from financing activities:
Borrowings under credit facility	150	150	-
Payments under credit facility	(600)	(766)	(166)
Payments on related party obligations and other debt	(367)	(419)	(52)
Net cash used in financing activities	(817)	(1,035)	(218)
Net decrease in cash before effect of foreign exchange rate changes	(631)	(631)	-
Effect of foreign exchange rate changes	117	117	-
Net decrease increase in cash and cash equivalents	(514)	(514)	-
Cash and cash equivalents – beginning of year	2,090	2,090	-
Cash and cash equivalents – end of year	$1,576	$1,576	$-

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, we had a working capital deficit of $1,725,000 and cash on hand of $1,576,000.

During the year ended December 31, 2009, cash flows provided by operating activities were $484,000.  This was principally due to the net loss and other non-cash expenses of $742,000, an increase in optical purchasing group payables of $627,000 due to increased optical purchasing group sales in December 2009, and an increase in accounts payable and accrued liabilities of $304,000 due, in part, to the addition of one additional Company-owned location as of December 31, 2009.  This was offset, in part, by an increase in optical purchasing group receivables of $636,000, also due to increased optical purchasing group sales, as well as an increase in franchise receivables of $458,000 due to pending franchise agreement settlements that will occur during the 1st quarter of 2010.  We hope to continue to improve our operating cash flows through the continued implementation of our Point-of-Sales (“POS”) system to improve the franchise sales reporting process, the addition of new franchise locations, future acquisitions, new vendor programs, and continued efficiencies as it relates to corporate overhead expenses.

For the year ended December 31, 2009, cash flows used in investing activities were $298,000 due to the litigation costs incurred to enhance our Site for Sore Eyes trademark and capital expenditures related to improvements to our IT infrastructure and the implementation of the POS system.  Management does anticipate certain capital expenditures over the next 12 months, including expenditures to continue to implement the POS system within the Franchise community, due to the relocation of our corporate office in March 2010, and to enhance our technology infrastructure and related internal controls.  Such improvements to the IT infrastructure could include the relocation of Combine’s operations from Florida to New York, which could result in capital expenditures of approximately $100,000.  Additionally, we settled the For Eyes lawsuit, which settlement will reduce future litigation costs to enhance the Site for Sore Eyes trademark.

For the year ended December 31, 2009, cash used in financing activities was $817,000 due to the repayment of our related party borrowings and repayment on the Credit Facility totaling $967,000, offset by additional borrowings under our Credit Facility of $150,000.  The Company and M&T entered into a new Credit Agreement, effective March 31, 2010, which agreement, provides, among other things, that all unpaid principal will be due on or before April 30, 2011.  The Company also executed a $1,000,000 Libor Term Note in favor of M&T, dated as of March 31, 2010, which note commits us to pay twelve equal, monthly principal payments of $83,333, plus interest, by April 30, 2011.  Although we believe that we will be able to make such monthly payments, we currently cannot guarantee that we will be able to do so, nor can we guarantee that we will be able to pay the remaining principal balance due under the Credit Agreement on or before April 30, 2011.  Additionally, we do not know if we will be able to extend or refinance the debt, and cannot guarantee that extending or refinancing the debt will be on terms favorable to us.

We have been able to utilize the earnings from the operations of Combine to support the repayment of our related party debt with the previous owner and current President of Combine (“COM President”).  Management believes we will continue to be able to utilize the earnings of Combine to repay the remaining amounts due, however, commencing on September 29, 2010, and expiring September 28, 2016, COM President may put back to us 2,187,500 options at a put price per share of $0.32 ($700,000).  We believe we may need additional financing should COM President decide to put back such options and are currently exploring certain options available to make such payment.  However, there can be no assurance that we will find financing or that such financing will be on terms favorable to us.

PLAN OF OPERATION

Based on our 2010 forecasts, which are derived from industry performance and historical data, as well as other assumptions management believes to be reasonable, we believe that the Company should be able to generate sufficient cash flows from operations to pay the outstanding debt in accordance with the terms of the new Credit Agreement, while maintaining compliance with the financial covenants, as amended, for fiscal 2010.  Management intends to implement the restructuring of certain departments that will significantly reduce payroll and the related overhead costs.  The restructuring should allow management to focus on the implementation of better controls over the Company-owned locations, including increased store support and training, improved vendor discounts and targeted advertising, which should result in greater efficiencies and greater profit within those stores.

This will be dependent on changes to streamline our infrastructure as described above.  However, if a material adverse change in the financial position of the Company’s should occur, or if actual sales or expenses are substantially different than what has been forecasted, the Company’s liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

During the next 12 months, we intend to actively seek and investigate possible business opportunities with the intent to secure additional and/or alternative financing to refinance or extend our debt.  We do not intend to restrict our search to any specific financial institution.

CREDIT FACILITY

On August 8, 2007, the Company entered into a Revolving Line of Credit Note and Credit Agreement with M&T, establishing a revolving credit facility (the “Credit Facility”), for aggregate borrowings of up to $6,000,000, which was subsequently amended on November 11, 2009 to $5,750,000.  On March 31, 2010, the Company extended and modified the Credit Facility and entered into a Non-Revolving Line of Credit Note and Credit Agreement (the “Credit Agreement”), which is secured by substantially all of the assets of the Company.  The Credit Agreement expires on April 30, 2011.  The Credit Agreement includes a Letter of Credit limit of $745,067, of which the Company is utilizing the entire $745,067 to hold letters of credit in favor of two key vendors of Combine to ensure payment of any outstanding invoices not paid by Combine, as well as in favor of the landlord of the Company’s corporate office for the rent security deposit.  Additionally, the Company had outstanding borrowings of $3,506,854 as of March 31, 2010, which is repayable, interest only, on a monthly basis, commencing on the first day of each month during the term of the Credit Facility, calculated at the variable rate of three hundred fifty (350) basis points in excess of LIBOR with a minimum rate of 4.5%, with all unpaid principal due on April 30, 2011.

The Company also executed a $1,000,000 Libor Term Note (the “Term Note”) in favor of M&T, dated as of March 31, 2010, which provides for twelve equal, monthly principal payments of $83,333, plus interest, due on the last day of each month during the term of the Term Note, which matures on April 30, 2011.  The interest is calculated at the variable rate of three hundred fifty (350) basis points in excess of LIBOR (unless converted by M&T to a base rate) with a minimum rate of 4.5%.  In connection with the Term Note, the Company paid $200,000 to M&T on March 31, 2010 to reduce the outstanding borrowings.

As of December 31, 2009, the Company had outstanding borrowings of $4,856,854 under the Credit Facility, of which $1,100,000 was included in Short-term Debt and $3,756,854 was included in Long-term Debt on the accompanying Consolidated Balance Sheet.  The Credit Facility also included various financial covenants as of December 31, 2010 including minimum net worth, maximum funded debt and debt service ratio requirements.  As of December 31, 2009, the Company was not in compliance with these financial covenants.  However, M&T granted the Company a waiver of the covenant as of March 31, 2010.  In connection with the modified Credit Agreement, new financial covenants were established including minimum net worth to be tested quarterly, effective March 31, 2010, and annually at December 31, 2010, minimum EBITDA to be tested quarterly, effective June 30, 2010, and no net losses to be tested quarterly, effective March 31, 2010.

Although M&T has continued to work with the Company in regards to extending the Credit Facility and has continued to grant waivers of covenant violations, the Company is no longer able to borrow under the terms of the modified Credit Agreement.  As such, the Company is currently exploring and will continue to explore certain options available to it to refinance such debt, prior to April 2011.  The Company may not be able to extend or refinance the debt, and it cannot guarantee that extending or refinancing the debt will be on terms favorable to the Company.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing or unconsolidated variable interest entities, with the exception of certain guarantees on leases.  We refer the reader to the Notes to the Consolidated Financial Statements included in Item 8 of this Report for information regarding the Company’s lease guarantees.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

High-quality financial statements require rigorous application of high-quality accounting policies.  Management believes that its policies related to revenue recognition, deferred tax assets, legal contingencies, impairment on goodwill and intangible assets, and allowances on franchise, notes and other receivables are critical to an understanding of our Consolidated Financial Statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain.

Management’s estimate of the allowances on receivables is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts.  To the extent that actual bad debts differed from management's estimates by 10 percent, consolidated net loss would be an estimated $73,000 and $46,000 higher/lower for the years ended December 31, 2009 and 2008, respectively, depending upon whether the actual write-offs are greater or less than estimated.

Management’s estimate of the valuation allowance on deferred tax assets is based on whether it is more likely than not that our net operating loss carry-forwards will be utilized.  Factors that could impact estimated utilization of our net operating loss carry-forwards are the success of its stores and franchisees, and the optical purchasing groups, our operating efficiencies and the effects of Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred, or could occur in the future.  To the extent that management lowered its valuation allowance on deferred tax assets by 10 percent, consolidated net loss and net income would be an estimated $1,640,000 and $1,460,000 lower/higher for the years ended December 31, 2009 and 2008, respectively.

We recognize revenues in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”  Accordingly, revenues are recorded when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed or determinable, and collectability is reasonably assured.  To the extent that collectability of royalties and/or interest on franchise notes is not reasonably assured, we recognize such revenues when the cash is received.  To the extent that revenues that were recognized on a cash basis were recognized on an accrual basis, consolidated net loss would be an estimated $281,000 and $193,000 higher for the years ended December 31, 2009 and 2008, respectively.

Management’s performs an annual impairment analysis to determine the fair value of goodwill and certain intangible assets.  In determining the fair value of such assets, management uses a variety of methods and assumptions including a discounted cash flow analysis along with various qualitative tests.  To the extent that management needed to impair its goodwill or certain intangible assets by an additional 10 percent, consolidated net loss would be an estimated $649,000 and $734,000 lower for the years ended December 31, 2009 and 2008, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, FASB issued guidance which is included in ASC 105, “Generally Accepted Accounting Principles.”  This guidance modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature.  Effective July 1, 2009, the FASB ASC is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  This guidance is effective for financial statements issued for reporting periods that end after September 15, 2009.  Where possible, FASB references have been replaced with ASC references.

In June 2009, we adopted the provisions of FASB’s changes to ASC 855, Subsequent Events.  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  Specifically, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.  The adoption of ASC 855 had no impact on the Company’s financial statements since management already followed a similar approach prior to the adoption of this standard.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data

TABLE OF CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	26

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2009 and 2008	27

Consolidated Statements of Operations and Comprehensive Loss for the Years	28
Ended December 31, 2009 and 2008

Consolidated Statements of Shareholders' Equity for the Years	29
Ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended	30-31
December 31, 2009 and 2008

Notes to Consolidated Financial Statements	32-53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Emerging Vision, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Emerging Vision, Inc. (a New York corporation) and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emerging Vision, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ ROSEN SEYMOUR SHAPSS MARTIN & COMPANY LLP

New York, New York
April 15, 2010

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Data)
ASSETS	December 31,
	2009	2008
Current assets:
Cash and cash equivalents	$1,576	$2,090
Franchise receivables, net of allowance of $188 and $140, respectively	1,665	1,744
Optical purchasing group receivables, net of allowance of $155 and $172, respectively	4,594	4,221
Other receivables, net of allowance of $15 and $7, respectively	237	322
Current portion of franchise notes receivable, net of allowance of $42 and $29, respectively	221	107
Inventories, net	309	322
Prepaid expenses and other current assets	447	543
Deferred tax assets	276	351
Total current assets	9,325	9,700

Property and equipment, net	872	1,191
Franchise notes receivable	290	302
Deferred tax assets, net of current portion	534	803
Goodwill	3,651	4,127
Intangible assets, net	2,839	3,218
Other assets	238	296
Total assets	$17,749	$19,637

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,564	$4,362
Optical purchasing group payables	4,336	3,709
Accrual for store closings	-	146
Put option liability – related party	700	-
Short-term debt	1,116	14
Related party obligations	334	353
Total current liabilities	11,050	8,584

Long-term debt	3,792	5,358
Related party obligations, net of current portion	83	417
Franchise deposits and other liabilities	262	310
Total liabilities	15,187	14,669

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized: Senior Convertible Preferred Stock, $100,000 liquidation preference per share; 0.74 shares issued and outstanding	74	74
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 128,992,938 shares issued and 128,810,601 shares outstanding	1,289	1,254
Additional paid-in capital	128,024	128,059
Accumulated comprehensive loss	(150)	(267)
Accumulated deficit	(126,471)	(123,948)
Treasury stock, at cost, 182,337 shares	(204)	(204)
Total shareholders' equity	2,562	4,968
Total liabilities and shareholders' equity	$17,749	$19,637

The accompanying notes are an integral part of these consolidated balance sheets.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (In Thousands, Except Per Share Data)
	For the Year Ended December 31,
	2009	2008

Revenue:
Optical purchasing group sales	$50,677	$57,935
Franchise royalties	5,502	6,211
Retail sales – Company-owned stores	2,197	3,715
Membership fees – VisionCare of California	3,521	3,551
Franchise related fees and other revenues	226	397
Total revenue	62,123	71,809

Costs and operating expenses:
Cost of optical purchasing group sales	48,290	55,177
Cost of retail sales – Company-owned stores	627	932
Goodwill and intangible assets impairment	702	-
Selling, general and administrative expenses	14,362	14,951
Total costs and operating expenses	63,981	71,060

Operating (loss) income	(1,858)	749

Other income (expense):
Interest on franchise notes receivable	28	24
Other (expense) income	(131)	49
Interest expense, net	(218)	(319)
Total other income (expense)	(321)	(246)

(Loss) income before provision for income taxes	(2,179)	503
Provision for income taxes	344	591
Net loss	(2,523)	(88)

Comprehensive loss:
Foreign currency translation adjustments	117	(191)
Comprehensive loss	$(2,406)	$(279)

Net loss per share:
Basic and diluted	$(0.02)	$(0.00)

Weighted-average number of common shares outstanding –
Basic and diluted	127,140	125,293

The accompanying notes are an integral part of these consolidated statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 (In Thousands, Except Share Data)
	Senior Convertible Preferred Stock		Common Stock		Treasury Stock, at cost		Additional Paid-In	Accumulated Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance – December 31, 2007	1	$74	125,292,806	$1,254	182,337	$(204)	$127,971	$(76)	$(123,860)	$5,159
Issuance of stock options	-	-	-	-	-	-	88	-	-	88
Effects of foreign currency translation adjustments	-	-	-	-	-	-	-	(191)	-	(191)
Net loss	-	-	-	-	-	-	-	-	(88)	(88)
Balance – December 31, 2008	1	$74	125,292,806	$1,254	182,337	$(204)	$128,059	$(267)	$(123,948)	$4,968
Exercise of stock options	-	-	3,517,795	35	-	-	(35)	-	-	-
Effects of foreign currency translation adjustments	-	-	-	-	-	-	-	117	-	117
Net loss	-	-	-	-	-	-	-	-	(2,523)	(2,523)
Balance – December 31, 2009	1	$74	128,810,601	$1,289	182,337	$(204)	$128,024	$(150)	$(126,471)	$2,562

The accompanying notes are an integral part of these consolidated statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands)
	For the Year Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,523)	$(88)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	599	654
Provision for doubtful accounts	729	462
Allowance on inventory	31	-
Deferred tax assets	344	520
Non-cash compensation charges related to put option liability	700	-
Non-cash compensation charges related to options and warrants	-	88
Goodwill and intangible assets impairment	702	-
Loss on sale of Company-owned store assets	73	-
Disposal of property and equipment	87	250
Changes in operating assets and liabilities:
Franchise and other receivables	(458)	(513)
Optical purchasing group receivables	(636)	619
Notes receivable	54	99
Inventories	(18)	144
Prepaid expenses and other current assets	96	(96)
Other assets	(33)	37
Accounts payable and accrued liabilities	304	(1,271)
Optical purchasing group payables	627	(751)
Accrual for store closings	(146)	(154)
Franchise deposits and other liabilities	(48)	(132)
Net cash provided by (used in) operating activities	484	(132)

Cash flows from investing activities:
Purchases of property and equipment	(153)	(344)
Costs associated with enhancing trademark value	(145)	(601)
Net cash used in investing activities	(298)	(945)

Cash flows from financing activities:
Borrowings under credit facility	150	950
Payments under credit facility	(600)	(3)
Payments on related party obligations and other debt	(367)	(435)
Net cash (used in) provided by financing activities	(817)	512
Net decrease in cash before effect of foreign exchange rate changes	(631)	(565)
Effect of foreign exchange rate changes	117	(191)
Net decrease in cash and cash equivalents	(514)	(756)
Cash and cash equivalents – beginning of year	2,090	2,846
Cash and cash equivalents – end of year	$1,576	$2,090

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$196	$294
Taxes	$27	$33

Non-cash investing and financing activities:
Settlement on accounts payable related to enhancing trademark value	$102	$-

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

As of December 31, 2009, there were 135 Sterling Stores in operation, consisting of 6 Company-owned stores and 129 franchised stores, 801 members of COM that made one or more purchases in December 2009, and 545 members of TOG that made one or more purchases in December 2009.

Basis of Presentation

The Consolidated Financial Statements reflect the operations of the Company’s retail optical store operations, VCC, Combine and TOG.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of EVI and its operating and non-operating subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of such financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  Significant estimates made by management include, but are not limited to, allowances on franchise, notes and other receivables, costs of current and potential litigation, impairment of long-lived assets, and the allowance on deferred tax assets.

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

Property and Equipment, net

Property and equipment, net, are recorded at cost, less accumulated depreciation and amortization. Depreciation is recorded on a straight-line basis over the estimated useful lives of the respective classes of assets.  Amortization expense is recorded on a straight-line basis over the remaining term of the associated lease.  All depreciation and amortization costs are reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

Software

Certain software development costs have been capitalized in accordance with the provisions of ASC 985-605-25, “Software – Revenue Recognition.”  Such costs include charges for consulting services and costs for personnel associated with programming, coding and testing such software.  Amortization of capitalized software costs begins when the software is placed into service, is recorded on a straight-line basis over the estimated useful life and is reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

Goodwill and Intangible Assets, net

Goodwill and certain intangible assets with indefinite lives are not amortized; however, the Company reviews the carrying value of such assets, at least annually, for impairment. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual value.  Management performed a review of its existing goodwill and intangible assets, and determined that there was an impairment of goodwill and certain intangible assets of Combine as of December 31, 2009.  As such, the Company incurred an impairment charge of $476,000 reducing the carrying value of the Company’s goodwill from $4,127,000 as of December 31, 2008 to $3,651,000 as of December 31, 2009, and incurred an impairment charge of $226,000 to reduce the carrying value of certain intangible assets.  The total charge of $702,000 is reflected in goodwill and intangibles asset impairment in the accompanying Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2009.  The charge was a result of the decline in Combine’s estimated future cash flows expected to be generated from such assets.  All other intangible assets are being amortized over their useful lives.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The Company periodically evaluates its long-lived assets (on a store-by-store basis) based on, among other factors, the estimated, undiscounted future cash flows expected to be generated from such assets in order to determine if an impairment exists.

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

The Company derives its revenues from the following five principal sources:

Optical purchasing group sales – Represents revenues generated by the sale of products and services, at discounted pricing, to optical purchasing group members;

Franchise royalties – Represents continuing franchise royalty fees based upon a percentage of the gross revenues generated by each franchised location.  To the extent that collectability of royalties is not reasonably assured, the Company recognizes such revenue when royalty payments are received;

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

Franchise related fees and other revenues – Represents certain franchise fees collected by the Company under the terms of franchise agreements (including, but not limited to, initial franchise, transfer, renewal and conversion fees).  Initial franchise fees, which are non-refundable, are recognized when the related franchise agreement is signed.  The Company recognized franchise related fees of $218,000 and $299,000 for the years ended December 31, 2009 and 2008, respectively.  Other revenues consist of commission income and employee optical sales.

The Company also follows the provisions of Accounting Standards Codification (“ASC”) 605-50 “Customer Payments and Incentives,” and accordingly, accounts for discounts, coupons and promotions (that are offered to its customers) as a direct reduction of revenue.

Cost of Sales

Cost of retail sales include the sale of inventory items such as eyeglass frames, contact lenses, ophthalmic lenses, sunglasses and accessories as well as the respective shipping and freight costs for such items, less certain discounts for the Company’s prompt payment.

Cost of optical purchasing group sales include Combine and TOG cost of product (based on the volume purchasing power from ordering for its members as a group) from its vendors, the associated shipping and freight costs, less certain discounts for the Company’s guaranteed prompt payment.

Selling, General and Administrative expenses

Selling, general and administrative expenses primarily include payroll and related benefits, franchise regional and annual meetings, business travel, rent and related overhead, advertising, professional fees, depreciation and amortization, bank and credit card fees, bad debt expense, and equity compensation charges.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising costs aggregated approximately $146,000 and $390,000 for the years ended December 31, 2009 and 2008, respectively, and is reflected in selling, general and administrative expenses on the accompanying Consolidated Statements of Operations and Comprehensive Loss.  Advertising fees collected from franchisees are not accounted for in the Consolidated Statements of Operations and Comprehensive Loss as the Company acts in an agent capacity with respect to those funds.  These funds are included in accounts payable and accrued liabilities on the accompanying Consolidated Balance Sheets until such time as the franchisee directs the spending of such funds.

Comprehensive Income

The Company follows the provisions of ASC 220-10, “Comprehensive Income,” which establishes standards for the reporting of comprehensive income and its components.  Comprehensive income is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners.  The Company’s comprehensive loss is comprised solely of the cumulative translation adjustment arising from the translation of TOG’s financial statements, the Company’s foreign subsidiary.

Foreign Currency Translation

The financial position and results of operations of TOG were measured using TOG’s local currency (Canadian Dollars) as the functional currency.  Balance sheet accounts are translated from the foreign currency into U.S. Dollars at the period-end rate of exchange.  Income and expenses are translated at the weighted average rates of exchange for the period.  The resulting $117,000 translation gain and $191,000 translation loss from the conversion of foreign currency to U.S. Dollars for the years ended December 31, 2009 and 2008, respectively, is included as a component of comprehensive loss for the years ended December 31, 2009 and 2008, respectively, and is recorded directly to accumulated comprehensive loss within the Consolidated Balance Sheets as of December 31, 2009, and 2008, respectively.

Income Taxes

The Company follows the provisions of ASC 740-10 which prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on its tax return.  ASC 740-10 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values.  There were no adjustments related to uncertain tax positions recognized during the years ended December 31, 2009 and 2008, respectively.

The Company’s policy requires the recognition of interest and penalties with respect to uncertain tax positions, if any, as a reduction of the income tax benefit.  No interest and penalties related to uncertain tax positions were accrued as of December 31, 2009 and 2008, respectively.

The Company operates in multiple tax jurisdictions within the United States of America and Canada.  Although the Company does not believe that the Company is currently under examination in any major tax jurisdiction in which it operates, the Company remains subject to examination in all of those tax jurisdictions until the applicable statutes of limitation expire.  As of December 31, 2009, a summary of the tax years that remains subject to examination in the Company’s major tax jurisdictions are:  United States – Federal and State – 2006 and forward; and Canada – Federal and Provincial – 2005 and forward.  The Company does not expect to have a material change to unrecognized tax positions within the next twelve months.

Operating Leases

The Company accounts for all operating leases on a straight-line basis over the term of the lease.  In accordance with the provisions of ASC 840-20, “Operating Leases,” any incentives or rent escalations are recorded as deferred rent and amortized as rent expense over the respective lease term.

Disclosures of Guarantees

The Company follows the provision of ASC 460-10 “Guarantees,” which clarifies the required disclosures to be made by a guarantor in their interim and annual consolidated financial statements about its obligations under certain guarantees that it has issued.  ASC 460-10 also requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken.  The provisions of this Interpretation did not have a material impact on the Company’s financial position or results of operations.

Share-Based Compensation

The Company follows the provisions of ASC 505 “Equity” to require all share-based payments to employees, including grants of employee stock options, to be recognized based on their fair values.

The Company determined the fair value of the options issued during 2008 using the Black-Scholes option pricing model with the following assumptions:  a 5-year expected life; a 10-year expiration period; a risk-free interest rate of 2.34%; stock price volatility of 74%; with no dividends over the expected life.

The Company recognized stock-based compensation expense of approximately $2,000 related to the issuance of stock options to certain employees for the year ended December 31, 2008, which expense is reflected in selling, general and administrative expenses on the accompanying Consolidated Statement of Operations and Comprehensive Loss.  There were no such charges incurred during fiscal 2009.

The Company recognized stock-based compensation expense of approximately $5,000 related to its issuance of restricted stock and stock warrants to certain non-employee investor relation consultants for the year ended December 31, 2008, which expense is reflected in selling, general and administrative expenses on the accompanying Consolidated Statements of Operations and Comprehensive Loss.  There were no such charges incurred during fiscal 2009.

The Company recognized stock-based compensation expense of approximately $81,000 related to its issuance of stock options certain non-employee directors for the year ended December 31, 2008, which expense is reflected in selling, general and administrative expenses on the accompanying Consolidated Statements of Operations and Comprehensive Loss.  There were no such charges incurred during fiscal 2009.

Commencing on September 29, 2010, and expiring September 28, 2016, Combine’s President may put back to the Company 2,187,500 options at a put price per share of $0.32, which would result in a charge to share-based compensation expense of $700,000.  During the year ended December 31, 2009, the Company recognized such charge, which is reflected in selling, general and administrative expenses on the accompanying Consolidated Statements of Operations and Comprehensive Loss.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable and vendor accounts, including accounts payable, optical purchasing group payables, and short-term debt.

Cash
The Company maintains cash balances with various financial institutions, which, at times, may exceed the Federal Deposit Insurance Corporation limit in the United States and/or the Canadian Deposit Insurance Corporation (“CDIC”) limit in Canada.  The Company has not experienced any losses to date as a result of this policy, and management believes there is little risk of loss.  Uninsured cash as of December 31, 2009 was approximately $453,000, which consisted of a treasury account in Canada where the CDIC limit is $60,000.

Receivables
The Company operates retail optical stores and its two optical purchasing businesses in North America, and its receivables are from franchisees that also operate retail optical stores in the United States and from its optical purchasing members that also operate retail optical stores in North America.  The Company estimates allowances for doubtful accounts based on its franchisees’ or members’ financial condition and collection history.  Management believes the Company’s allowances are sufficient to cover any losses related to its inability to collect its accounts and notes receivables.  Accounts are written-off when significantly past due and deemed uncollectible by management.  At times, the Company experiences difficulties with the collection of amounts due from certain franchisees and with certain franchisees’ reporting of revenues subject to royalties.  This is a common problem for franchisors, and the Company has taken steps designed to improve franchise sales reporting such as the installation, across the franchise chain, of a uniform Point-of-Sale computer system and continued franchise sales audits.

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

As of December 31, 2009 and 2008, optical purchasing group purchases from its two most significant vendors as a percentage of total purchases were as follows:

	December 31,
	2009	2008

Vendor A	20.4%	20.4%
Vendor B	15.8%	15.2%
	36.2%	35.6%

Segment Information

The Company follows the provisions of ASC 280-10, “Segment Reporting,” which establishes annual and interim reporting standards for an enterprise’s operating segments, and related disclosures about its products, services, geographic areas and major customers.  The Company has aggregated similar operating characteristics into six reportable segments: (1) Optical Purchasing Group Business, (2) Franchise, (3) Company Store, (4) VisionCare of California, (5) Corporate Overhead and (6) Other.

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year presentation.

NOTE 2 – PER SHARE INFORMATION:

In accordance with ASC 260, “Earnings Per Share”, basic earnings per share of common stock (“Basic EPS”) is computed by dividing the net income by the weighted-average number of shares of common stock outstanding.  Diluted earnings per share of common stock (“Diluted EPS”) is computed by dividing the net income by the weighted-average number of shares of common stock, and dilutive common stock equivalents and convertible securities then outstanding.  ASC 260 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Consolidated Statements of Operations and Comprehensive Loss.  Common stock equivalents totaling 11,863,967 and 3,398,687 could potentially dilute the earnings per share calculations for the years ended December 31, 2009 and 2008, respectively, but were not included because their effect on the computation of Diluted EPS was anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

	(In thousands)
	2009	2008
Numerator:
Net loss	$(2,523)	$(88)

Denominator:
Weighted average common shares outstanding	127,140	125,293

Net loss per share - basic and diluted	$(0.02)	$(0.00)

NOTE 3 – FRANCHISE NOTES RECEIVABLE:

Franchise notes held by the Company consist of purchase money notes related to Company-financed conveyances of Company-owned store assets to franchisees, certain franchise notes receivable obtained by the Company in connection with acquisitions in prior years, and promissory notes in connection with the settlement of past due fees due to sales underreporting.  Substantially all notes are secured by the underlying assets of the related franchised store, as well as the personal guarantee of the principal owners of the franchise.  As of December 31, 2009, these notes generally provided for interest ranging from 6% to 12%.

Scheduled maturities of notes receivable as of December 31, 2009, are as follows (in thousands):

2010	$263
2011	73
2012	77
2013	121
2014	15
Thereafter	4
553
Less: allowance for doubtful accounts	(42)
$511

NOTE 4 – VALUATION AND QUALIFYING ACCOUNTS:

Franchise receivables, optical purchasing group receivables, franchise notes receivable, and other Company receivables, are shown in the Consolidated Balance Sheets net of allowances for doubtful accounts.  The following is a breakdown, by major component, of the change in those allowances, along with the accruals for store closings:

	(In thousands)
	As of December 31,

	2009	2008
Franchise Receivables:
Balance, beginning of year	$140	$147
Charged to expense	395	243
Reductions, including write-offs	(347)	(250)
Additions and transfers	-	-
Balance, end of year	$188	$140

Optical Purchasing Group Receivables:
Balance, beginning of year	$172	$60
Charged to expense	263	160
Reductions, including write-offs	(280)	(48)
Additions and transfers	-	-
Balance, end of year	$155	$172

Franchise Notes Receivables:
Balance, beginning of year	$29	$38
Charged to expense	14	-
Reductions, including write-offs	(1)	-
Additions and transfers	-	(9)
Balance, end of year	$42	$29

Other Company Receivables:
Balance, beginning of year	$7	$5
Charged to expense	57	59
Reductions, including write-offs	(49)	(57)
Additions and transfers	-	-
Balance, end of year	$15	$7

Accrual for Store Closings:
Balance, beginning of year	$146	$300
Charged to expense	92	-
Reductions, including write-offs	(238)	(269)
Additions and transfers	-	115
Balance, end of year	$-	$146

NOTE 5 – PROPERTY AND EQUIPMENT, NET:

Property and equipment, net, consists of the following:
	(In thousands) As of December 31,		Estimated
	2009	2008	Useful Lives

Furniture and fixtures	$348	$383	5-7 years
Machinery and equipment	2,112	2,112	3-5 years
Software	949	920	3-5 years
Leasehold improvements	1,193	1,299	10 years*
	4,602	4,714
Less: accumulated depreciation	(3,730)	(3,523)
Property and equipment, net	$872	$1,191

* Based upon the lesser of the assets’ useful lives or the term of the lease of the related property.

Depreciation and amortization expense on property and equipment for the years ended December 31, 2009 and 2008 was $312,000 and $396,000, respectively, and is reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

In March of 2010, the Company relocated its corporate offices.  As a result, the Company disposed of certain property and equipment from the previous corporate office and incurred a loss of $57,000 on the disposal of such equipment during the year ended December 31, 2009.

NOTE 6 – INTANGIBLE ASSETS, NET:

Intangible assets, net, consist of the following:
	(In thousands) As of December 31,		Estimated
	2009	2008	Useful Lives

Customer lists	$1,057	$1,057	10 years
Non-compete agreement	391	453	5 years
Trade name	1,957	2,078	Indefinite
	3,405	3,588
Less: accumulated amortization	(566)	(370)
Intangible assets, net	$2,839	$3,218

Amortization expense on the Company’s customer lists and the non-compete agreement for the years ended December 31, 2009 and 2008 was $196,000 and $202,000, respectively, and impairment of intangible assets of $226,000 and $0, respectively, which are reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss.  Amortization expense of $169,000, $138,000, $125,000, $106,000 and $106,000 will be reflected in future Consolidated Statements of Operations and Comprehensive Loss for the years ending December 31, 2010, 2011, 2012, 2013 and 2014, respectively.

Management performed a review of its intangible assets, and determined that there was an impairment of certain intangible assets of Combine as of December 31, 2009.  As such, the Company incurred a charge of $164,000 and $62,000 to the carrying values of the Combine’s tradename and the non-compete agreement, respectively.  The total charge of $226,000 is reflected in goodwill and intangible assets impairment in the accompanying Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2009.

NOTE 7 – ACCRUAL FOR STORE CLOSINGS:

The Company follows the provisions of ASC 420-10 “Exit or Disposal Cost Obligations.”  In accordance therewith, the Company records a liability for the cost associated with an exit or disposal activity when the liability is incurred.  No provision for store closings was provided for during the years ended December 31, 2009 and 2008.  As of December 31, 2008, $146,000 was reflected in accrual for store closings on the accompanying Consolidated Balance Sheets.  No costs were accrued for as of December 31, 2009.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities consist of the following (in thousands):

	As of December 31,
	2009	2008

Accounts payable	$2,544	$2,309
Accrued payroll and fringe benefits	570	533
Accrued professional fees	76	114
Accrued advertising	942	871
Accrued rent under sublease	218	166
Accrued income and other taxes	83	129
Other accrued expenses	131	240
	$4,564	$4,362

NOTE 9 – LONG-TERM DEBT (INCLUDING RELATED PARTY BORROWINGS):

As of December 31, 2009, principal payments due on the Company's long-term debt and related party borrowings are as follows (in thousands):

Year Due	Related Party Borrowings (1)	Line of Credit (2)	Other Debt (3)	Total

2010	$334	$1,100	$16	$1,450
2011	83	3,757	17	3,857
2012	-	-	18	18
	$417	$4,857	$51	$5,325

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

2)
The Company had outstanding borrowings of $4,856,854 under its Credit Facility with Manufacturers and Traders Trust Company (“M&T”), which borrowings are payable (interest only) monthly and bear interest at a rate of London Interbank Offered Rate (“LIBOR”) plus 3.0%.  As of December 31, 2009, the interest rate was 3.25%.  The interest rates on the Credit Facility ranged from 2.28% to 4.08% in 2009.  The principal and any accrued interest are due and payable in April 2011.  In order to secure repayment, the Company and its subsidiaries entered into Security Agreements with M&T granting M&T a security interest in substantially all of the assets of the Company, except for Combine's assets where the bank has a secondary priority interest as described in (1) above.

3)
In connection with the remodeling of one of the Company-owned stores, the Company obtained $78,000 of equipment financing from De Lage Landen Financial Services, Inc. in November 2007, which borrowings provide for sixty monthly installments and bear interest at a rate of 10.2%.

NOTE 10 – CREDIT FACILITY:

On August 8, 2007, the Company entered into a Revolving Line of Credit Note and Credit Agreement with M&T, establishing a revolving credit facility (the “Credit Facility”), for aggregate borrowings of up to $6,000,000, which was subsequently amended on November 11, 2009 to $5,750,000.  On March 31, 2010, the Company extended and modified the Credit Facility and entered into a Non-Revolving Line of Credit Note and Credit Agreement (the “Credit Agreement”), which is secured by substantially all of the assets of the Company.  The Credit Agreement expires on April 30, 2011.  The Credit Agreement includes a Letter of Credit limit of $745,067, of which the Company is utilizing the entire $745,067 to hold letters of credit in favor of two key vendors of Combine to ensure payment of any outstanding invoices not paid by Combine, as well as in favor of the landlord of the Company’s corporate office for the rent security deposit.  Additionally, the Company had outstanding borrowings of $3,506,854 as of March 31, 2010, which is repayable, interest only, on a monthly basis, commencing on the first day of each month during the term of the Credit Facility, calculated at the variable rate of three hundred fifty (350) basis points in excess of LIBOR with a minimum rate of 4.5%, with all unpaid principal due on April 30, 2011.

The Company also executed a $1,000,000 Libor Term Note (the “Term Note”) in favor of M&T, dated as of March 31, 2010, which provides for twelve equal, monthly principal payments of $83,333, plus interest, due on the last day of each month during the term of the Term Note, which matures on April 30, 2011.  The interest is calculated at the variable rate of three hundred fifty (350) basis points in excess of LIBOR (unless converted by M&T to a base rate) with a minimum rate of 4.5%.  In connection with the Term Note, the Company paid $200,000 to M&T on March 31, 2010 to reduce the outstanding borrowings.

As of December 31, 2009, the Company had outstanding borrowings of $4,856,854 under the Credit Facility, of which $1,100,000 was included in Short-term Debt and $3,756,854 was included in Long-term Debt on the accompanying Consolidated Balance Sheet.  The Credit Facility also included various financial covenants as of December 31, 2010 including minimum net worth, maximum funded debt and debt service ratio requirements.  As of December 31, 2009, the Company was not in compliance with these financial covenants.  However, M&T granted the Company a waiver of the covenant as of March 31, 2010.  In connection with the modified Credit Agreement, new financial covenants were established including minimum net worth to be tested quarterly, effective March 31, 2010, and annually at December 31, 2010, minimum EBITDA to be tested quarterly, effective June 30, 2010, and no net losses to be tested quarterly, effective March 31, 2010.

Although M&T has continued to work with the Company in regards to extending the Credit Facility and has continued to grant waivers of covenant violations, the Company is no longer able to borrow under the terms of the modified Credit Agreement.  As such, the Company is currently exploring and will continue to explore certain options available to it to refinance such debt, prior to April 2011.  The Company may not be able to extend or refinance the debt, and it cannot guarantee that extending or refinancing the debt will be on terms favorable to the Company.

NOTE 11 – INCOME TAXES:

The Company records the income tax effect of transactions in the same year that the transactions occur to determine net income, regardless of when the transactions are recognized for tax purposes.  Deferred taxes are provided to reflect the income tax effects of amounts included in the Company’s financial statements in different periods than for tax purposes, principally bad debt allowances for accounts receivables, equity compensation charges, and depreciation and amortization expenses for income tax purposes.  The provision for income taxes for the years ended December 31, 2009 and 2008 was $344,000 and $591,000, respectively.

As of December 31, 2009 and 2008, net deferred tax assets were approximately $17,200,000 and $15,800,000, respectively, resulting primarily from the future tax benefit of net operating loss carry-forwards.  The Company has provided a valuation allowance against its net deferred tax assets of approximately $16,400,000 and $14,600,000 as of December 31, 2009 and 2008, respectively.  The valuation allowance against the net deferred tax assets increased by approximately $1,800,000 during the year ended December 31, 2009, and decreased by approximately $1,000,000 during the year ended December 31, 2008.

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

The tax effect of temporary differences that give rise to the deferred tax asset as of December 31, 2009 and 2008, are presented below (in thousands):

	2009	2008
Deferred tax assets:
Reserves and allowances	$176	$143
Net operating loss and credits carryforwards	16,972	15,725
Stock compensation expense	280	294
Accrued expenses	55	46
Total deferred tax assets	17,483	16,208

Deferred tax liabilities:
Depreciation and amortization	(297)	(420)
Total deferred tax liabilities	(297)	(420)
	17,186	15,788
Less: Valuation allowance	(16,376)	(14,634)
Net deferred tax assets	$810	$1,154

The provision for income taxes for the years ended December 31, 2009 and 2008 is presented below as follows (in thousands):

	2009	2008
Current:
U.S. Federal	$(741)	$171
U.S. State and local	(96)	10
Foreign – Canada	36	67
Total current	(801)	248

Deferred:
U.S. Federal	973	292
U.S. State and local	172	51
Foreign – Canada	-	-
Total deferred	1,145	343
Provision for income taxes	$344	$591

As of December 31, 2009, the Company had net operating loss carry forwards for regular tax and alternative minimum taxable income purposes available to reduce future taxable income, which may be limited in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred, or could occur in the future.  These carryforwards expire as follows (in thousands):

	Net Operating Loss	AMT Operating Loss

2011	$1,164	$1,191
2012	3,845	3,845
2018	10,810	10,810
2019	1,358	1,358
2020	20,269	20,269
2021	2,369	1,808
2022	4,375	4,310
2023	166	166
2024	25	25
2025	21	21
2026	24	24
2027	496	184
2028	1,027	683
2029	1,572	1,222
	$47,521	$45,916

The Company’s effective tax rate differs from the statutory Federal income tax rate of 34%, primarily due to the effect of state and income taxes and the impact of recording a valuation allowance to offset the potential future tax benefit resulting from net operating loss carry-forwards for all years presented.  The following is a reconciliation of the U.S. Federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2009 and 2008:

	2009	2008

Federal statutory rate	(34.0%)	34.0%
State and local income taxes	(13.7%)	0.1%
Permanent differences	(10.5%)	25.4%
Net operating loss carryforward adjustments	(67.1%)	1.5%
Change to valuation allowance	109.5%	56.5%
Effective tax rate	(15.8%)	117.5%

NOTE 12 – SEGMENT REPORTING

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

(2) The Franchise segment consists of 129 franchise locations as of December 31, 2009.  Revenues generated by this segment represent royalties on the total sales of the franchise locations, other franchise related fees such as initial franchise, transfer, renewal and conversion fees, additional royalties in connection with franchise store audits, and interest charged on franchise financing.  Expenses include the salaries and related benefits/expenses of the Company’s franchise field support team, corporate office salaries and related benefits, convention and trade show expenses, consulting fees, and other overhead.

(3) The Company Store segment consists of six Company-owned retail optical stores as of December 31, 2009.  Revenues generated from such stores are a result of the sales of eye care products and services such as prescription and non-prescription eyeglasses, eyeglass frames, ophthalmic lenses, contact lenses, sunglasses and a broad range of ancillary items.  Expenses include the direct costs for such eye care products, doctor and store staff salaries and related benefits, rent, advertising, and other overhead.

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

Certain business segment information is as follows (in thousands):

	As of December 31,
	2009	2008
Total Assets:
Optical Purchasing Group Business	$11,161	$12,246
Franchise	4,915	5,386
Company Store	655	547
VisionCare of California	630	632
Corporate Overhead	386	814
Other	2	12
Total assets	$17,749	$19,637

Capital Expenditures:
Optical Purchasing Group Business	$48	$42
Franchise	8	40
Company Store	90	139
VisionCare of California	-	2
Corporate Overhead	7	121
Other	-	-
Total capital expenditures	$153	$344

Total Goodwill:
Optical Purchasing Group Business	$2,385	$2,861
Franchise	1,266	1,266
Company Store	-	-
VisionCare of California	-	-
Corporate Overhead	-	-
Other	-	-
Total goodwill	$3,651	$4,127

Total Intangible Assets:
Optical Purchasing Group Business	$1,885	$2,307
Franchise	954	911
Company Store	-	-
VisionCare of California	-	-
Corporate Overhead	-	-
Other	-	-
Total intangible assets	$2,839	$3,218

Total Goodwill Impairment:
Optical Purchasing Group Business	$476	$-
Franchise	-	-
Company Store	-	-
VisionCare of California	-	-
Corporate Overhead	-	-
Other	-	-
Total goodwill impairment	$476	$-

Total Intangible Asset Additions, Net:
Optical Purchasing Group Business	$-	$-
Franchise	43	601
Company Store	-	-
VisionCare of California	-	-
Corporate Overhead	-	-
Other	-	-
Total intangible asset additions	$43	$601

Total Intangible Asset Impairment:
Optical Purchasing Group Business	$226	$-
Franchise	-	-
Company Store	-	-
VisionCare of California	-	-
Corporate Overhead	-	-
Other	-	-
Total intangible asset impairment	$226	$-

	For the Year Ended December 31,
	2009	2008
Net Revenues:
Optical Purchasing Group Business	$50,677	$57,935
Franchise	5,720	6,510
Company Store	2,197	3,715
VisionCare of California	3,521	3,551
Corporate Overhead	-	-
Other	8	98
Net revenues	$62,123	$71,809
(Loss) Income before Provision for Income Taxes:
Optical Purchasing Group Business	$(931)	$975
Franchise	1,844	3,624
Company Store	(805)	(427)
VisionCare of California	32	44
Corporate Overhead	(2,322)	(3,646)
Other	3	(67)
(Loss) income before provision for income taxes	$(2,179)	$503

Depreciation and Amortization:
Optical Purchasing Group Business	$306	$303
Franchise	211	127
Company Store	60	69
VisionCare of California	22	22
Corporate Overhead	-	127
Other	-	6
Total depreciation and amortization	$599	$654

Interest Expense:
Optical Purchasing Group Business	$169	$277
Franchise	49	42
Company Store	-	-
VisionCare of California	-	-
Corporate Overhead	-	-
Other	-	-
Total interest expense	$218	$319

Geographic Information

The Company also does business in two separate geographic areas; the United States and Canada.  Certain geographic information is as follows:

	For the Year Ended December 31,
	2009	2008
Net Revenues:
United States	$25,097	$30,124
Canada	37,026	41,685
Net revenues	$62,123	$71,809

(Loss) Income before Provision for Income Taxes:
United States	$(2,308)	$350
Canada	129	153
(Loss) income before provision for income taxes	$(2,179)	$503

The geographic information on Canada includes TOG’s business activities.  Canadian revenue is generated from the Company’s optical purchasing group members located in Canada.  TOG provides customer management services on behalf of the Company, to such members.

Additional geographic information is summarized as follows for the year ended December 31, 2009 (in thousands):

	United States	Canada	Total

Total Assets	$14,195	$3,554	$17,749
Depreciation and Amortization	591	8	599
Capital Expenditures	134	19	153
Goodwill	3,651	-	3,651
Goodwill Impairment	476	-	476
Intangible Assets	2,839	-	2,839
Intangible Asset Impairment	226	-	226
Intangible Asset Additions, net	43	-	43
Interest Expense, net	219	(1)	218

Additional geographic information is summarized as follows for the year ended December 31, 2008 (in thousands):

	United States	Canada	Total

Total Assets	$16,678	$2,959	$19,637
Depreciation and Amortization	645	9	654
Capital Expenditures	344	-	344
Goodwill	4,127	-	4,127
Intangible Assets	3,218	-	3,218
Intangible Asset Additions, net	601	-	601
Interest Expense, net	336	(17)	319

NOTE 13 – COMMITMENTS AND CONTINGENCIES:

Operating Lease Commitments

The Company leases locations for both its Company-owned and franchised stores, as well as its executive and administrative offices.  As of December 31, 2009, minimum future rental payments for Company-owned stores and the Company’s executive and administrative offices, as well as for stores leased by the Company and subleased to franchisees, in the aggregate, are as follows (in thousands):

	Total Lease Obligations	Sublease Rentals	Net Company Obligations

2010	$3,846	$3,172	$674
2011	1,218	1,156	62
2012	1,153	1,153	-
2013	1,040	1,040	-
2014	903	903	-
Thereafter	2,395	2,395	-
	$10,555	$9,819	$736

The Company holds the master lease on certain of its franchised locations and, as part of the franchise agreement, sublets the subject premises to the franchisee. In addition to the fixed rent payable under such master leases, most master leases require payment of a pro rata portion of common area maintenance expenses and real estate taxes, as well as percentage rent based upon the sales volume of the store in question.  As required by ASC 840 “Leases,” the Company recognizes its rent expense on a straight-line basis over the life of the related lease. In most cases, however, the Company’s obligations are limited due to the holding of leases in a leasehold corporation with limited guarantees from the Company.  Rent expense (which was net of sublease rentals of approximately $5,207,000 and $4,799,000, respectively) was approximately $976,000 and $1,252,000 for the years ended December 31, 2009 and 2008, respectively.  Contingent rents include, amongst other items, percentage rent and certain year-end common area and real estate tax adjustments.  The Company currently does not anticipate that such charges would be material in nature for the Company-owned stores and franchise locations.  With respect to franchise locations, the Company acts in an agent capacity with respect to those charges.  However, the Company does not hold any of the leases on Combine or TOG Member locations.

Litigation

In August 2006, the Company and its subsidiary, Sterling Vision of California, Inc. (“SVC”) (collectively referred to as the “Company” or the “Plaintiff”) filed an action against For Eyes Optical Company (“For Eyes” or “Defendant”) in the District Court of the State of California, San Jose County in response to allegations by For Eyes of trademark infringement for Plaintiff’s use of the trademark “Site For Sore Eyes”.  The Company claimed, among other things, that (i) there is no likelihood of confusion between the Company’s and Defendant’s mark, and that the Company hadnot infringed, and was not infringing, Defendant’s mark; (ii) the Company was not bound by that certain settlement agreement, executed in 1981 by a prior owner of the Site For Sore Eyes trademark; and (iii) Defendant’s mark was generic and should be cancelled.  For Eyes, in its Answer, asserted defenses to the Company’s claims, and asserted counterclaims against the Company, including, among others, that (i) the Company had infringed For Eyes’ mark; (ii) the Company wrongfully obtained a trademark registration for its mark and that said registration should be cancelled; and (iii) the acts of the Company constituted a breach of the aforementioned settlement agreement.  For Eyes sought injunctive relief, cancellation of the Company’s trademark registration, trebled monetary damages, payment of any profits made by the Company in respect of the use of such trade name, and costs and attorney fees.  In December 2009, this action was settled, the terms of the settlement included expanded use of the Site for Sore Eyes trademark to the remainder of California and in Washington and Oregon.  The parties also exchanged mutual general releases

In March 2010, Shoppes at Isla Verde, Ltd. commenced an action against the Company and its subsidiary Sterling Vision of Royal Palm Beach, Inc., in the Circuit Court of the State of Florida, Palm Beach County, alleging, among other things, that the Company had breached its obligations under its lease for the former Sterling Optical store located in Wellington, Florida.  The Company believes that it has a meritorious defense to such action.  As of the date hereof, these proceedings were in the discovery stage.  Although the Company has recorded an accrual for probable losses in the event that the Company shall be held liable in respect of plaintiff’s claims, the Company does not believe that any such loss is reasonably possible, or, if there is a loss, the Company does not believe that it is reasonably possible that such loss would exceed the amount recorded.

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

Guarantees

As of December 31, 2009, the Company was a guarantor of certain leases of retail optical stores franchised and subleased to its franchisees.  In the event that all of such franchisees defaulted on their respective subleases, the Company would be obligated for aggregate lease obligations of approximately $2,269,000.  The Company continually evaluates the credit-worthiness of its franchisees in order to determine their ability to continue to perform under their respective subleases.  Additionally, in the event that a franchisee defaults under its sublease, the Company has the right to take over operation of the respective location.

Letter of Credit

Combine holds two letters of credit with M&T Bank in favor of two of its key vendors to ensure payment of any outstanding invoices not paid by Combine.  The letters of credit have a one-year terms that will expire in September 2010 and November 2010, respectively.  As of December 31, 2009, the letters of credit totaled $700,000 and were secured by the credit facility with M&T Bank.

Additionally, EVI holds a letter of credit with M&T Bank in favor of the landlord for its corporate office coverting the rent security due upon lease signing.  The letter of credit has a three-year term that will expire in December 2012.  As of December 31, 2009, the letter of credit totaled $45,067 and was secured by the credit facility with M&T Bank.

NOTE 14 – EXECUTIVE COMPENSATION:

The Company has an Employment Agreement (“Agreement 1”) with its Chief Executive Officer (“CEO”), which extends through November 2012.  Agreement 1 provides for an annual salary of $250,000 and certain other benefits.  Additionally, as per Agreement 1, the CEO may be eligible for bonus compensation if the Company achieves EBITDA (earnings before interest, taxes, depreciations and amortization) of greater than $2,000,000 during the fiscal year.  No such bonus was earned for the year ended December 31, 2009.

Additionally, in connection with the acquisition of Combine, the Company entered into a five-year Employment Agreement (“Agreement 2”) with the existing President of Combine.  Agreement 2 provides for an annual salary of $210,000, certain other benefits, and an annual bonus based upon certain financial targets of Combine.  For the years ended December 31, 2009 and 2008, there was approximately $50,000 of such bonuses reflected in the accompanying Consolidated Statement of Operations.  As of December 31, 2009 and 2008, there was $50,000 of accrued bonuses in accounts payable and accrued liabilities in the accompanying Consolidated Balance Sheets.

NOTE 15 – RELATED PARTY TRANSACTIONS:

Dr. Alan Cohen, Chairman of the Company’s Board of Directors, is an executive officer of and together with members of his immediate family, principal members of General Vision Services, LLC (“GVS”), and Vision World, LLC (“Vision World”).  GVS and Vision World both solicit and administer third party benefit programs, which provides services under third party benefit plans administered by GVS and Vision World, to certain of the Company’s Sterling Stores.  Such Sterling Stores pay a processing fee to GVS and Vision World to administer the processing of such third party insurance claims.  The Company believes that the cost of such services were as favorable to the Sterling Stores as could be obtained utilizing an unrelated third party.

The Company’s former Chief Executive Officer and director, Christopher Payan, served on the Board of Directors of Newtek Business Services, Inc. (“NBSI”), a company that provides various financial services to both small and mid-sized businesses.  Additionally, a former member of the Board of Directors of the Company, Jeffrey Rubin, holds a 12.5% interest in NBSI as of February 26, 2010.  The Company utilizes the bank and non-bank card processing services of one of NBSI’s affiliated companies.  For the years ended December 31, 2009 and 2008, the Company paid approximately $268,000 and $166,000, respectively, to such affiliate for such services provided.  Additionally, the Company utilizes insurance administrative services of one of NBSI’s affiliated companies.  No payments are made directly to that affiliate.  The Company believes that the cost of such services were as favorable to the Company as those which could have been obtained from an unrelated third party.

In connection with Combine’s acquisition of COMC, the Company entered into a series of promissory notes with COMC, owned by Neil Glachman, Combine’s President.  The promissory notes amounted to $1,773,000 with $498,000 paid in October 2007; $300,000 paid in September 2008; $250,000 paid in September 2009; $225,000 due on October 1, 2010; and $500,000 (with interest at 7% per annum) payable in sixty, equal monthly installments of $9,900.60, which commenced on October 1, 2007.  For the years ended December 31, 2009 and 2008, there was approximately $47,000 and $75,000, respectively, of interest expense reflected in the accompanying Consolidated Statements of Operations and Comprehensive Loss.  As of December 31, 2009 and 2008, there was $417,000 and $770,000, respectively, of related party obligations in the accompanying Consolidated Balance Sheets.

During 2009 and 2008, Combine members purchased contact lenses from Visus Formed Optics, a contact lens manufacturer that is partially owned by Combine’s President.  For the years ended December 31, 2009 and 2008, the total cost of such contact lenses was approximately $46,000 and $56,000, respectively.  The Company believes that the cost of such product was as favorable to Combine as those which could have been obtained from an unrelated third party.

During 2009 and 2008, Combine members purchased contact lenses from Ocular Insight, Inc., a contact lens distributor that is partially owned by Combine’s President.  For the years ended December 31, 2009 and 2008, the total cost of such contact lenses was approximately $18,000 and $13,000, respectively.  The Company believes that the cost of such product was as favorable to Combine as those which could have been obtained from an unrelated third party.

On January 31, 2007, the Company entered into a Software License Agreement with Optical Business Solutions, Inc. (“OBS”), to provide software for the Company’s new point-of-sale system.  OBS is owned by current and former directors, who are also shareholders of the Company.  As of December 31, 2009 and 2008, there was $12,000 and $27,000, respectively, of prepaid expenses in the accompanying Consolidated Balance Sheets, related to the purchase of various user licenses of such software.

In the opinion of the Company’s management, all of the above transactions were conducted at “arms-length.”

NOTE 16 – SHAREHOLDERS’ EQUITY:

Senior Convertible Preferred Stock

As of December 31, 2009, there were approximately 0.74 shares of Senior Convertible Preferred Stock outstanding with a stated value of approximately $74,000, convertible into Common Stock at a rate of $0.75.  The sole remaining holder of the Company’s Senior Convertible Preferred Stock has the right to vote, as a single class, with the Common Stock, on an as-converted basis, on all matters on which the holders of the Company’s Common Stock are entitled to vote.

Restricted Stock

Pursuant to a Letter of Engagement, dated May 7, 2007 (the “LOE”), between the Company and R.D. Stout, Inc. (“RD”), RD agreed to provide to the Company assistance with investor relations, broker relations and the planning and execution of assorted activities relating to these tasks.  In consideration for these services, the Company agreed to issue to RD on a monthly basis a number of shares of restricted common stock of the Company (the “RD Shares”) equal to (i) $8,333.33, divided by (ii) the closing price per share of the Company’s common stock on the applicable issuance date, as reported on the Over-the-Counter Bulletin Board.  The LOE expired in May 2008.  As of December 31, 2009 and 2008, there was 120,844 shares of restricted stock.

Rescission of Stock Options

On December 15, 2009, the Company and its Chief Financial Officer, Brian Alessi, agreed to, and effectuated the rescission of the exercise, by Mr. Alessi, of 346,502 common stock options of the Subject Shareholders.  In connection with the rescission transactions, the Company and Mr. Alessi agreed to rescind the exercise and reinstate and modify certain terms of Mr. Alessi’s original stock option agreement.   As a result of such rescission transactions, the Company’s outstanding Common Stock decreased by 346,502 shares.

NOTE 17 – STOCK OPTIONS AND WARRANTS:

Sterling Stock Option Plan

In July 2006, the Company adopted its 2006 Stock Incentive Plan (the “Plan”).  In aggregate, there are 20,000,000 shares of common stock permitted to be issued under the Plan.  Previously, the Company granted common stock options under its 1995 Stock Incentive Plan, which permitted the Company to issue up to 25,000,000 shares of common stock.  The Plan permits the issuance of options to selected employees and directors of, and consultants to, the Company and provides that the term of each award be determined by the Board of Directors (“Board”) or by a committee of board members (the “Committee”), which is charged with administering the Plan.  Under the terms of the Plan, options may be qualified or non-qualified and granted at exercise prices and for terms to be determined by the Board and/or the Committee.  Additionally, certain options previously issued under the Plan provide that notwithstanding the termination of the Company’s employment of any such employee/holder, he/she will retain the right to exercise those options that have previously vested in his/her favor until such time that the options expire in accordance with the terms of the original grant.

A summary of the options issued under both Stock Incentive Plans is presented in the table below:

	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding, beginning of period	21,038,907	$0.35	20,567,907	$0.41
Granted	-	$-	625,000	$0.21
Exercised	(3,517,795)	$0.14	-	$-
Canceled, forfeited or expired	(7,136,549)	$0.21	(154,000)	$7.21

Options outstanding, end of period	10,384,563	$0.52	21,038,907	$0.35

Options exercisable, end of period	10,384,563	$0.52	21,038,907	$0.35

Of the total options outstanding as of December 31, 2009, there were 7,007,895 held by current employees of the Company, and 3,376,668 held by non-employee directors of the Company, the Company’s independent contractors, former employees and former directors.  There were no option grants during the year ended December 31, 2009.  The cash received from, the income tax benefits of, and the total intrinsic value of the options exercised during the year ended December 31, 2009 was $0 (due to the exercise of such options on a cash-less basis) and $203,000, respectively.  No options were exercised during fiscal 2008.  The aggregate intrinsic value of the options outstanding and exercisable as of December 31, 2009 and 2008 was $20,000 and $8,000 based on the closing price of the Company’s common stock at December 31, 2009 and 2008, respectively.

On May 7, 2008, the Committee granted an aggregate of 625,000 stock options to the Company’s non-employee directors, all at an exercise price of $0.21, which was the closing price on the date of grant.  The stock options vested immediately.  The fair value of the options was determined to be $81,000 and the Company incurred a non-cash charge to earnings in the amount of $81,000, which is reflected in selling, general and administrative expenses on the accompanying Consolidated Statements of Operations and Comprehensive Loss representing the fair value of the options.  All of these options expire 10 years from the date of grant.

On December 1, 2009, in accordance with Agreement 1, and subject to the Company’s shareholders approving the authorization of not less than 50,000,000 additional shares of Class A Common Stock of the Company (the “Shares”) at the next annual meeting of shareholders of the Company, the Company’s CEO shall be entitled to a non-qualified stock option to purchase 3,000,000 Shares (the “Stock Option”) having an exercise price equal to the fair market value of the Shares as of the date of the grant of the Stock Option.  If granted, the Stock Option shall vest to the extent of 1,000,000 shares on January 1, 2011, 1,000,000 shares on January 1, 2012 and 1,000,000 shares on January 1, 2013.  If granted, the Stock Option shall be issued in accordance with the terms of the Plan and shall be subject to such other terms and conditions as the Board or the Committee shall determine.  As of December 31, 2009, the Company’s shareholders have not approved the increase in shares available under the Plan, nor has the Company granted the options to its CEO to purchase 3,000,000 shares under the Plan.

A summary of the unvested options issued under both Stock Incentive Plans is presented in the table below:

	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Unvested options outstanding, beginning of period	-	$-	100,000	$0.21
Granted	-	$-	625,000	$0.21
Vested	-	$-	(725,000)	$0.21
Unvested options canceled, forfeited or expired	-	$-	-	$-

Unvested options outstanding, end of period	-	$-	-	$-

The total fair value of the options that vested during the year ended December 31, 2008 was $152,000.  There is no remaining unrecognized compensation costs remaining on unvested options.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of		Remaining	Exercise		Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$0.05 to $0.08	400,000	3.41	$0.05	400,000	$0.05
$0.09 to $0.14	3,061,770	5.33	$0.14	3,061,770	$0.14
$0.15 to $0.23	5,435,625	6.44	$0.16	5,435,625	$0.16
$0.24 to $0.36	610,500	1.34	$0.31	610,500	$0.31
$0.37 to $0.54	375,000	7.45	$0.47	375,000	$0.47
$4.51 to $6.77	168,334	0.22	$5.79	168,334	$5.79
$6.78 to $8.25	333,334	0.15	$8.06	333,334	$8.06
	10,384,563			10,384,563

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2009	2008

Expected life (years)	n/a	5
Interest rate	n/a	2.34%
Volatility	n/a	74%
Dividend yield	n/a	-

Stock Purchase Warrants

There were no warrants issued during the years ended December 31, 2009 and 2008.

A summary of the warrants issued is presented in the table below:

	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Warrants outstanding, beginning of period	2,080,885	$0.18	1,905,885	$0.17
Granted	-	$-	175,000	$0.25
Exercised	-	$-	-	$-
Canceled, forfeited or expired	-	$-	-	$-

Warrants outstanding, end of period	2,080,885	$0.18	2,080,885	$0.18

Warrants exercisable, end of period	2,080,885	$0.18	2,080,885	$0.18

The aggregate intrinsic value of the warrants outstanding and exercisable as of December 31, 2009 and 2008 was $0 based on the closing price of the Company’s common stock at December 31, 2009 and 2008, respectively.

The following table summarizes information about warrants outstanding and exercisable as of December 31, 2009:

	Warrants Outstanding			Warrants Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of		Remaining	Exercise		Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$0.14	1,380,885	5.00	$0.14	1,380,885	$0.14
$0.15 to $0.23	300,000	0.35	$0.21	300,000	$0.21
$0.24 to $0.30	400,000	2.48	$0.29	400,000	$0.29
	2,080,885			2,080,885

NOTE 18 – 401(K) EMPLOYEE SAVINGS PLANS:

Emerging Vision, Inc. and VisionCare of California, Inc., each sponsor a 401(k) Employee Savings Plan (the “401(k) Plan”) to provide all qualified employees of these entities with retirement benefits.  Presently, the administrative costs of each 401(k) Plan are paid entirely by such qualified employees, with no matching contributions having been provided by the Company.

NOTE 19 – FOURTH QUARTER CHARGES:

During the fourth quarter of 2009, the Company incurred a charge of $702,000 related to the impairment of goodwill and certain intangible assets of Combine, and recorded bad debt expense of approximately $422,000 related to certain franchisee and notes receivables, and to certain optical group member receivables that management deemed uncollectible.  Additionally, the Company wrote-off $91,000 of TOG receivables due to one member’s balance that management deemed uncollectible and incurred expenses of $57,000, $28,000 and $25,000 due to the disposal of certain property and equipment related to the relocation of the corporate office, due to the loss on the sale of a franchise location, and due to rent expense related to the abandonment of a franchise location, respectively.

NOTE 20 – SUBSEQUENT EVENTS:

The Company has evaluated subsequent events from the balance sheet date through April 15, 2010, the date the accompanying financial statements became available to be issued.  The following are material subsequent events.

Director Resignation:
On January 12, 2010, Harvey Ross resigned from the Company’s Board of Directors.

Corporate Office Relocation:
In March of 2010, the Company relocated its corporate offices.  As a result, the Company disposed of certain property and equipment from the previous corporate office and incurred a loss on the disposal of such equipment of $57,000 during the year ended December 31, 2009.

Other material subsequent events are disclosed in Notes 10 and 13.

The Company had no additional significant subsequent events requiring disclosure.

Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Report on Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) with the participation of our management (“Management”) conducted an evaluation of the effectiveness of our disclosure controls and procedures.  These disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified by the SEC rules and forms, is recorded, processed, summarized and reported, and is communicated to Management, as appropriate, to allow for timely decisions based on the required disclosures.  Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Our CEO and CFO were able to reach the conclusion in the preceding paragraph despite filing a Form 12b-25 Notification of Late Filing with respect to this Annual Report.  There were unresolved accounting issues as of March 31, 2010, which caused us to be unable to meet the filing deadline.  The unanticipated time required to gather the additional information, caused a delay in the completion of our financial statements, necessitating the filing of a Form 12b-25 Notification of Late Filing with respect to the Annual Report.  We intend to take steps to address this in establishing its disclosure controls and procedures for 2010.

Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, and effected by the board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2009.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that occurred during the fourth quarter of the 2009 fiscal year that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2010 Annual Meeting of Shareholders.

Item 11. Executive Compensation

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2010 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2010 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2010 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2010 Annual Meeting of Shareholders.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Report:

1. Financial Statements.

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

Not applicable.

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

(3.1)Restated Certificate of Incorporation of Sterling Vision, Inc., filed on December 20, 1995 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1995)

(3.2)Amended and Restated By-Laws of Sterling Vision, Inc., dated December 18, 1995 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1995)

(3.3)Certificate of Amendment of the Certificate of Incorporation of Sterling Vision, Inc., filed on January 26, 2000 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Securities and Exchange Commission (“SEC”) File Number 001-14128, Film Number 03630359)

(3.4)Certificate of Amendment of the Certificate of Incorporation of Sterling Vision, Inc., filed on February 8, 2000 (incorporated by reference to Exhibit 10.94 to the Company’s Current Report on Form 8-K, dated February 8, 2000, SEC File Number 001-14128, Film Number 03630359)

(3.5)Certificate of Amendment of the Certificate of Incorporation of Sterling Vision, Inc., filed on February 10, 2000 (incorporated by reference to Exhibit 10.96 to the Company’s Current Report on Form 8-K, dated February 8, 2000, SEC File Number 001-14128, Film Number 03630359)

(3.6)Certificate of Amendment of the Certificate of Incorporation of Sterling Vision, Inc., filed on April 17, 2000 (incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, SEC File Number 001-14128, Film Number 03630359)

(3.7)Certificate of Amendment of the Certificate of Incorporation of Emerging Vision, Inc., filed on July 15, 2002 (incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, SEC File Number 001-14128, Film Number 03630359)

(3.8)Second Amendment to Amended and Restated By-Laws of Emerging Vision Inc., (incorporated by reference to Exhibit 3.9 to the Company’s Current Report in Form 8-K, dated May 24, 2004, SEC File Number 001-14128, Film Number 04866428)

(4.1)Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-98368)

(4.2)Form of Warrant issued to Subject Shareholders in connection with Settlement Agreements (incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, SEC File Number 001-14128, Film Number 04717075)

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

(10.5)Credit Agreement, dated August 19, 2005, between Emerging Vision, Inc. and Manufacturers and Traders Trust Corporation (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

(10.6)Standard LIBOR Grid Note, dated August 19, 2005, between Emerging Vision, Inc. and Manufacturers and Traders Trust Corporation (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

(10.7)Security Agreement, dated August 19, 2005, between Emerging Vision, Inc. and Manufacturers and Traders Trust Corporation (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

(10.8)Trademark Security Agreement, dated August 19, 2005, between Emerging Vision, Inc. and Manufacturers and Traders Trust Corporation (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

(10.9)VisionCare Guaranty, dated August 19, 2005, between Emerging Vision, Inc. and Manufacturers and Traders Trust Corporation (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

(10.10)Employment Agreement, dated September 29, 2006, between Emerging Vision, Inc. and Neil Glachman (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

(10.11)Revolving Line of Credit Note and Credit Agreement, dated as of August 7, 2007, executed by Emerging Vision, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

(10.12)Absolute Assignment of Franchise Notes and Proceeds Due, dated as of August 7, 2007, executed by Emerging Vision, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

(10.13)General Security Agreement, dated as of August 7, 2007, executed by Emerging Vision, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

(10.14)General Security Agreement, dated as of August 7, 2007, executed by Combine Buying Group, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

(10.15)General Security Agreement, dated as of August 7, 2007, executed by OG Acquisition, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

(10.16)General Security Agreement, dated as of August 7, 2007, executed by 1725758 Ontario Inc. d/b/a The Optical Group in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

(10.17)Continuing Guaranty, dated as of August 7, 2007, executed by Combine Buying Group, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

(10.18)Continuing Guaranty, dated as of August 7, 2007, executed by OG Acquisition, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

(10.19)Continuing Guaranty, dated as of August 7, 2007, executed by 1725758 Ontario Inc. d/b/a The Optical Group in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

(10.20)Pledge Agreement and Assignment, dated as of August 7, 2007, by and between OG Acquisition, Inc. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

(10.21)United States Trademark Collateral Assignment and Security Agreement, executed by Emerging Vision, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K, dated August 14, 2007)

(10.22)Amendment to Revolving Line of Credit Agreement, dated as of April 1, 2009, executed by Emerging Vision, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated April 13, 2009)

(10.23)Allonge – (Revision Agreement of Note), dated as of April 1, 2009, executed by Emerging Vision, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated April 13, 2009)

(10.24)Letter of Reaffirmation of General Security Agreement, dated as of April 1, 2009, by Emerging Vision, Inc., Combine Buying Group, Inc., OG Acquisition, Inc. and 1725758 Ontario Inc. d/b/a The Optical Group in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated April 13, 2009)

(10.25)Letter of Reaffirmation of Guaranty, dated as of April 1, 2009, by Combine Buying Group, Inc., OG Acquisition, Inc. and 1725758 Ontario Inc. d/b/a The Optical Group in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated April 13, 2009)

(10.26)Reaffirmation of Pledge Agreement and Assignment and United States Trademark Collateral Assignment and Security Agreement, dated as of April 1, 2009, executed by Emerging Vision, Inc. and OG Acquisition, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, dated April 13, 2009)

(14.1)Corporate Code of Ethics and Conduct of Emerging Vision, Inc., dated November 14, 2005 (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

(21.1) *List of Subsidiaries

(23.1) *Auditor’s Consent

(31.1) *Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

(31.2) *Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

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

By: /s/Glenn Spina
Glenn Spina
Chief Executive Officer

Date:  April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Glenn Spina	Chief Executive Officer and Director	April 15, 2010
Glenn Spina	(Principal Executive Officer)

/s/ Brian P. Alessi	Chief Financial Officer and Treasurer	April 15, 2010
Brian P. Alessi	(Principal Financial and Accounting Officer)

/s/ Dr. Alan Cohen	Chairman of the Board of Directors	April 15, 2010
Dr. Alan Cohen

/s/ Joel L. Gold	Director	April 15, 2010
Joel L. Gold

/s/ Seymour G. Siegel	Director	April 15, 2010
Seymour G. Siegel