Form 10-K/A
EMERGING VISION INC
filed 2010-04-30
CIK 1002554

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:
Yes__	No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:
Yes__	No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes__	No X

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

Number of shares outstanding as of April 30, 2010:

128,810,601 shares of Common Stock, par value $0.01 per share

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for the purposes of filing the information required to be disclosed pursuant to Part III of Form 10-K and amending the Exhibit Index of Item 15 of Part IV.  This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K.  Except for the amendments described above, this Form 10-K/A does not modify or update the disclosure in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 originally filed with the Securities and Exchange Commission on April 15, 2010.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors (the “BOD”) presently consists of six directors.  The BOD is divided into two classes, designated as Class I and Class II, respectively.  Directors of each Class are elected at the Annual Meeting of the Shareholders held in the year in which the term of such Class expires, and serve thereafter for two years, or until their respective successors are duly elected and qualified or their earlier resignation, removal from office, retirement or death.  Dr. Alan Cohen, Mr. Jeffrey E. Kolton and Mr. Seymour G. Siegel presently serve as Class I Directors and were each elected to serve for terms to expire at the 2009 Annual Meeting of Shareholders or until his successor is elected and qualified.  Mr. Joel L. Gold, Mr. Glenn Spina and Mr. Joseph Silver presently serve as Class II Directors and were each elected to serve for terms to expire at the 2010 Annual Meeting of Shareholders or until his successor is elected and qualified.  Each of our officers was elected for terms extending until the first meeting of the BOD following the next Annual Meeting of Shareholders or until his successor is elected and qualified.

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

Name	Age	Position and Office Held

Alan Cohen, O.D.	59	Chairman of the Board of Directors
Joel L. Gold	68	Director
Jeffrey E. Kolton	50	Director
Seymour G. Siegel	67	Director
Joseph Silver	64	Director
Glenn Spina	53	Director, President and Chief Executive Officer
Samuel Z. Herskowitz	39	Chief Marketing Officer
Brian P. Alessi	34	Chief Financial Officer, Treasurer and Secretary
Dr. Nicholas Shashati	50	President – VisionCare of California, Inc. (“VCC”)
Neil Glachman	56	President – Combine Buying Group, Inc. (“Combine”)

Dr. Alan Cohen has served as one of our directors since our inception; and, as of May 31, 2002, became our Chairman of the BOD.  He also served as our Chief Operating Officer from 1992 until October 1995, when he became Vice Chairman of the BOD, and as our President, Chief Executive Officer and Chief Operating Officer from October 1998 through April 17, 2000, when he became President of our retail optical store division, which position Dr. Cohen resigned from on January 9, 2001.  Dr. Cohen is part owner of Meadows Management, LLC (“Meadows”), which, until April 9, 2000, rendered consulting services to us.  From 1974 to the present, Dr. Cohen has been engaged in the retail and wholesale optical business.  For more than 10 years, Dr. Cohen has also been a director, principal shareholder and officer of CFO Group, Inc. (previously known as Cohen Fashion Optical, Inc.)and its affiliates (“CF”), which currently maintains its offices in New York City.  Since January 15, 2001, Dr. Cohen has served as President of General Vision Services, LLC (“GVS”), and, since October 2003, has served as an officer of Vision World, LLC (“Vision World”), each of which currently maintains its principal offices in New York City.  Dr. Cohen is a member of GVS and Vision World.  GVS and Vision World also administer third party benefit programs similar to those being administered by the Company.  See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”  Dr. Cohen is also an officer and a director of several privately held management and real estate companies and other businesses.  Dr. Cohen graduated from the Pennsylvania School of Optometry in 1972, where he received a Doctor of Optometry degree.  We believe that Dr. Cohen’s expertise and experience in the optical industry give him the qualifications and skills necessary to serve as one of our directors.

Joel L. Gold has served as one of our directors since December 1995. He is currently Head of Investment Banking at Andrew Garrett Inc. (“AGI”), an investment-banking firm located in New York City.  Mr. Gold has been with AGI since October 2004.  From January 2000 until September 2004, he served as Executive Vice President of Investment Banking of Berry Shino Securities, Inc., an investment-banking firm also located in New York City.  From January 1999 until December 1999, he was an Executive Vice President of Solid Capital Markets, an investment-banking firm also located in New York City.  From September 1997 to January 1999, he served as a Senior Managing Director of Interbank Capital Group, LLC, an investment banking firm also located in New York City.  From April 1996 to September 1997, Mr. Gold was an Executive Vice President of LT Lawrence & Co., and from March 1995 to April 1996, a Managing Director of Fechtor Detwiler & Co., Inc., a representative of the underwriters for our initial public offering.  Mr. Gold was a Managing Director of Furman Selz Incorporated from January 1992 until March 1995.  From April 1990 until January 1992, Mr. Gold was a Managing Director of Bear Stearns and Co., Inc. (“Bear Stearns”).  For approximately 20 years before he became affiliated with Bear Stearns, he held various positions with Drexel Burnham Lambert, Inc.  He is currently a director, and serves on the Audit and Compensation Committees, of Best Energy Services Inc., an oil services company, and of Innovative Food Products, a marketer of specialty food items.  We believe that Mr. Gold’s expertise and experience in the financial industry give him the qualifications and skills necessary to serve as one of our directors.

Jeffrey E. Kolton was elected as one of our directors on April 16, 2010.  Mr. Kolton is currently a Principal member of Franchise Market Ventures, LLC, specializing in servicing franchise and hospitality companies. Mr. Kolton founded FRANdata Corporation in 1989, and from its inception through 2001, Mr. Kolton served as President of FRANdata Corporation, a leading franchise research firm serving over 2,500 clients within the franchise industry. From April 2003 through April 2006, Mr. Kolton was a Partner at Kaufmann, Gildin, Robbins & Oppenheim, LLP, a prominent franchise law firm in New York, focusing on mergers and acquisitions, and international franchise transactions.  Mr. Kolton graduated with honors from Cornell University and the London School of Economics and Political Science.  Mr. Kolton also received a law degree from the Georgetown University Law Center.  Mr. Kolton is a member of the D.C., Maryland and Pennsylvania bars and is an ASA licensed sommelier.  We believe that Mr. Kolton’s expertise and experience in the franchising business give him the qualifications and skills necessary to serve as one of our directors.

Seymour G. Siegel has served as one of our directors since July 2004.  Mr. Siegel is a certified public accountant and a principal in the Business Consulting Group of Rothstein, Kass & Company, P.C., an accounting and consulting firm. From 1974 to 1990 he was managing partner and founder of Siegel Rich and Co., P.C., CPAs, which merged into Weiser & Co., LLP where he was a senior partner. He formed Siegel Rich Inc. in 1994, which in April 2000 became a division of Rothstein, Kass & Company, P.C. Mr. Siegel has been a director, trustee and officer of numerous businesses, philanthropic and civic organizations. He has served as a director and member of the audit committees of Barpoint.com, Oak Hall Capital Fund, Prime Motor Inns Limited Partnership, Noise Cancellation Technologies, and Global Aircraft Solutions, Inc.. Mr. Siegel currently serves as a director and chairman of the audit committee of Hauppauge Digital, and Air Industries Group, Inc.  We believe that Mr. Siegel’s business expertise and experience and his accounting background give him the qualifications and skills necessary to serve as one of our directors.

Joseph Silver was elected as one of our directors on April 16, 2010.  Mr. Silver is currently the Senior Vice-President of, and Florida General Counsel to, The Trump Group, a multi-national company specializing in real estate and hotel development and operation, as well as various other businesses.  From 1969 through 1984, Mr. Silver served as the Executive Vic-President of, and General Counsel to The Michael J. Swerdlow Companies, a firm specializing in complex real estate transactions and financing.  From 1984 through 1991, Mr. Silver served as Executive Vice-President of, and General Counsel to, Donald J. Trump and The Trump Organization, an individual and company recognized as one of the world’s most successful developers and operators of real estate properties, hotels and casinos.  From February 1992 through November 2002, Mr. Silver served in various executive capacities with the Company, including Executive Vice-President of Legal Affairs and General Counsel.  From December 2002 through November 2007, Mr. Silver served as Executive Vice-President of, and General Counsel to, Trump Dezer Development and its affiliates, real estate companies engaging in the development and operation of hotels and luxury condominiums.  From December 2007 through February 2010, Mr. Silver was General Counsel to Aero Toy Store, LLC and its affiliates, a company reputed to be one of the world’s largest dealer of high-end corporate aircraft.  Mr. Silver graduated from the City College of New York, where he received a Bachelor of Business Administration Degree in Accounting.  Mr. Silver also received a Juris Doctor Degree from Brooklyn Law School.  Mr. Silver is a member of the Florida Bar under its Authorized House Counsel Rules and a member of the New York State Bar.  We believe that Mr. Silver’s expertise and experience in the optical industry and the governance and leadership skills he fostered as a practicing attorney give him the qualifications and skills necessary to serve as one of our directors.

Glenn Spina joined the Company as our President, Chief Executive Officer and one of our directors in December 2009.  Mr. Spina has had extensive experience in the optical industry dating back to 1980, when he began as an original owner and founding member of America’s Best Contacts and Eyeglasses (“ABCE”), a retail optical chain that operated over 100 locations nationwide from Puerto Rico to Alaska.  From 1983 through February 1990, Mr. Spina served as Western Regional President for ABCE.  From March 1990 through July 1997, Mr. Spina served as President and Chief Operating Officer, and was a director of ABCE, until the sale of the Company in 1997.  Mr. Spina was the Founder and President of The Bartimaeus Project, a world-wide non-profit organization, which brought the gift of sight to third world countries by providing free eye exams and prescription eyewear.  From 2005 through 2008, Mr. Spina served as President and Chief Executive Officer of The Quasar Group, and from 2008 through 2009, Mr. Spina served as the Director of New Business Development for Millennia Holdings.  Mr. Spina holds a Masters Degree from C.W. Post University.  We believe that Mr. Spina’s expertise and experience in the optical industry give him the qualifications and skills necessary to serve as one of our directors.

Samuel Z. Herskowitz joined us in January 1996 as Director of Operations of Insight Laser Centers, Inc. (“Insight”), one of our wholly owned subsidiaries.  Currently, Mr. Herskowitz serves as our Chief Marketing Officer and President of our Franchise Division.  From April 2002 through June 2007, Mr. Herskowitz served as one of our Chief Operating Officers.  In June 2007, Mr. Herskowitz was appointed President of our Franchise Division.  From 1996 to April 1997, Mr. Herskowitz served as the Director of Operations of Insight.  In April 1997, Mr. Herskowitz became responsible for our corporate communications and, in January 1998, was appointed to the position of Director of Marketing and Advertising, in which position he served until April 1999, when he became our Vice President – Marketing and Advertising.  From 1993 to December 1995, Mr. Herskowitz was the Director of Public Relations for Rosenblum Eye Centers located in New York City.  Mr. Herskowitz received a Masters in Business Administration from Baruch College of the City University of New York.

Brian P. Alessi joined us as our Assistant Controller in October 2001.  In February 2002, he was appointed as our Controller, and on March 24, 2004 was appointed as our Treasurer.  On June 7, 2004, Mr. Alessi was appointed Chief Financial Officer and on November 19, 2008 was appointed as Secretary.  From December 1999 through October 2001, Mr. Alessi was employed by Arthur Andersen LLP, where he provided audit, accounting and consulting services to small and mid-sized companies in various industries.  From August 1997 through December 1999, Mr. Alessi was employed by Yohalem Gillman & Company LLP, where he provided audit and accounting services to small and mid-sized private companies, and tax services to individuals.  Mr. Alessi graduated from the University of Miami, where he received a Bachelors of Business Administration degree in Accounting.

Dr. Nicholas Shashati has been our Director of Professional Services since July 1992 and, since March 1, 1998, the President of our wholly owned subsidiary, VCC.  Dr. Shashati earned a Doctor of Optometry degree from Pacific University of California in 1984, and received a Bachelor of Visual Science degree from Pacific University and a Bachelor of Science degree in Biology from San Diego State University.  Dr. Shashati is licensed as an optometrist in the States of New York, California, Arizona and Oregon.  He is Chairperson for the Quality Assurance Committee of the Company, as well as a Practice Management Consultant.

Neil Glachman was appointed President of our wholly owned subsidiary, Combine, in September 2006, following our acquisition of substantially all of the assets of Combine Optical Management Corp. (“COMC”), a company founded and owned by Mr. Glachman since 1989.  From 1989 through 1995, under Combine, Mr. Glachman acquired three competitive group purchasing organizations that supported independent optical offices.  In 1986, Mr. Glachman founded Ocular Insight, Inc., a group purchasing organization that supported optical franchise owners.  Mr. Glachman has 27 years of optical industry experience including positions with Johnson & Johnson, Dow Corning Ophthalmics, and American Hydron.  Mr. Glachman also serves on the boards of directors and is an officer of several private companies.

There are no family relationships among any of our executive officers and directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common shares and certain trusts of which reporting persons are trustees.  We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2009.  To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission and written representations that no other reports were required, during the fiscal year ended December 31, 2009, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that Mr. Harvey Ross, a former director who resigned in January 2010, filed ten Form 4s late, representing thirty transactions that were not reported on a timely basis.  Mr. Brian Alessi, our Chief Financial Officer, Treasurer and Secretary, filed one amendment to Form 4 late, representing two transactions that were not filed on a timely basis.

CODE OF ETHICS

Our BOD adopted a Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of the Code of Ethics is posted on our website, www.emergingvision.com.  We intend to satisfy the disclosure requirements under Item 5.05(c) of Form 8-K regarding the amendment to, or waiver from, our Code of Ethics by posting such information on our website, www.emergingvision.com.

AUDIT COMMITTEE

The Audit Committee of the BOD is responsible for recommending independent accountants to the BOD, reviewing our financial statements with management and the independent accountants, making an appraisal of the audit effort and the effectiveness of our financial policies and practices and consulting with management and the independent accountants with regard to the adequacy of internal accounting controls.  The Audit Committee operates under a formal charter adopted by the BOD that governs its duties and standards of performance.  The Audit Committee charter is posted and can be obtained on our website at www.emergingvision.com.

The members of the Audit Committee currently are Joel L. Gold, Jeffrey E. Kolton and Seymour G. Siegel.  The BOD has determined that Seymour G. Siegel is an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K.  The directors who serve on the Audit Committee are “independent” directors based on the definition in Listing Rule 5605(a)(2) of The Nasdaq Stock Market.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the total compensation for fiscal years 2009 and 2008 awarded to, earned by or paid to certain executive officers, including our Chief Executive Officer:

Name and Principal Position	Year	Salary		Bonus (3)		All Other Compensation (4)		Total
Glenn Spina, President and Chief Executive Officer (“CEO”) (1)	2009 2008	$ $	21,000 -	$ $	- -	$ $	1,000 -	$ $	22,000 -
Christopher G. Payan, Former CEO (2)	2009 2008	$ $	252,000 275,000	$ $	- -	$ $	12,000 13,000	$ $	264,000 288,000
Neil Glachman, President – Combine	2009 2008	$ $	210,000 $210,000	$ $	50,000 93,000	$ $	- -	$ $	260,000 303,000
Samuel Z. Herskowitz, Chief Marketing Officer	2009 2008	$ $	200,000 $190,000	$ $	- -	$ $	10,000 10,000	$ $	210,000 200,000

1.	Mr. Spina became our President and CEO on December 1, 2009.
2.	Mr. Payan served as our Chief Executive Officer through November 30, 2009, at which time his employment agreement expired.
3.	Represents bonuses paid to Mr. Glachman for the years ended December 31, 2009 and 2008, respectively.
4.	Represents car allowances payments, and medical and dental reimbursements.

We entered into an Employment Agreement (the “Spina Employment Agreement”) with Glenn Spina, our current CEO, which began on December 1, 2009 and extends through November 2012.  The Spina Employment Agreement provides for an annual salary of $250,000 and certain other benefits.  Additionally, Mr. Spina will also be eligible for annual bonus compensation of 5% of our EBITDA (earnings before interest, taxes, depreciations and amortization) of greater than $2,000,000 during the associated fiscal year.  No such bonus was earned for the year ended December 31, 2009.  Additionally, subject to our shareholders approving the authorization of not less than 50,000,000 additional shares of Class A Common Stock (the “Shares”) at our next Annual Meeting of Shareholders, Mr. Spina was to be entitled to a non-qualified stock option pursuant to our 2006 Stock Incentive Plan (the “Plan”) to purchase 3,000,000 Shares (the “Stock Option”) having an exercise price equal to the fair market value of the Shares as of the date of the grant of the Stock Option.  On April 22, 2010, the Company’s board of directors granted the Stock Option, subject to our shareholders approving the authorization of the Shares at our next Annual Meeting of Shareholders, which vests as follows:  1,000,000 shares on January 1, 2011, 1,000,000 shares on January 1, 2012 and 1,000,000 shares on January 1, 2013.

In the event the Spina Employment Agreement is terminated by us without Just Cause (as defined in the Spina Employment Agreement), Mr. Spina shall be entitled to (i) Base Compensation (as defined in the Spina Employment Agreement)for the lesser of (x) an amount equal to 6 months Base Compensation or (y) the number of months until the end of the Term and (ii) the Performance Bonus (as defined in the Spina Employment Agreement), if any, prorated for the year in which such termination occurs.

Additionally, in connection with the acquisition of Combine, we entered into a five-year Employment Agreement (the “Glachman Employment Agreement”) with Neil Glachman.  The Glachman Employment Agreement provides for the payment of an annual salary of $210,000, certain other benefits, and an annual bonus based upon certain financial targets of Combine.  For the years ended December 31, 2009 and 2008, there was approximately $50,000 and $93,000 of such bonuses was earned, respectively.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price		Option Expiration Date
Glenn Spina	-	3,000,000		$0.10	11/30/2019
Christopher G. Payan	50,000	-		$0.26	7/16/2011
Neil Glachman (1)	3,515,625	-		$0.15	9/28/2016
Samuel Z. Herskowitz (2)	1,841,180 37,500	- -	$ $	0.14 0.33	12/30/2014 4/26/2011

1.	Commencing on September 29, 2010, and expiring September 28, 2016, 2,187,500 common stock options may be put back to us at a put price per share of $0.32.

On July 13, 2009, Mr. Payan and Mr. Brian Alessi, our Chief Financial Officer, elected to exercise their outstanding common stock options totaling 8,128,810 on a cash-less basis.  Such options were converted into 3,059,618 shares of the Company’s common stock.

On December 15, 2009, the Company and Mr. Alessi agreed to, and effectuated the rescission of the exercise, by Mr. Alessi, of 920,590 common stock options.  In connection therewith, the Company and Mr. Alessi agreed to rescind the exercise and reinstate and modify certain terms of Mr. Alessi’s original stock option agreement.   As a result of such rescission transaction, the Company’s outstanding Common Stock decreased by 346,502 shares.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Total
Alan Cohen, O.D.	$26,000	$26,000
Joel L. Gold	$26,000	$26,000
Harvey Ross (1)	$26,000	$26,000
Jeffrey Rubin (2)	$24,500	$24,500
Seymour G. Siegel (3)	$36,833	$36,833

1.	Mr. Ross resigned from the board of directors on January 12, 2010.
2.	Mr. Rubin resigned from the board of directors on November 4, 2009.
3.
The fees reflected in the table above include an additional $10,000 that Mr. Siegel received during 2009 in consideration for serving as Chairman of the Audit Committee, and an additional $833 in consideration for serving as Lead Director on Corporate Governance.

4.	There were no options granted to the directors during fiscal 2009.

Directors who are not employees or executive officers of the Company receive $20,000 per annum, payable in equal, quarterly installments of $5,000 and $1,500 for each in person meeting, with no additional compensation for telephonic meetings or actions taken by written consent in lieu of a meeting.  In the event that multiple meetings are held on the same day, directors will receive compensation for one meeting.  Further, all directors are reimbursed for certain expenses in connection with their attendance at board and committee meetings.

Other than with respect to the reimbursement of expenses, directors who are employees or executive officers of the Company will not receive additional compensation for serving as a director.

The foregoing table represents the compensation provided by the Company to each of the persons who served as a director during 2009, except for Christopher G. Payan, our former Chief Executive Officer (“CEO”), whose compensation is set forth in the Summary Compensation Table, and Glenn Spina, the Company’s current CEO.  Mr. Payan and Mr. Spina both did not receive any additional consideration for their service on the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

I.	COMMON STOCK:

The following table sets forth information, as of April 30, 2010, regarding the beneficial ownership of our common stock by: (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock; (ii) each of our directors; (iii) each of our Named Executive Officers (as said term is defined in Item 402(a)(3) of Regulation S-K); and (iv) all directors and executive officers of the Company as a group, in each case, based on 128,909,120 total number of common stock outstanding as of that date.

Name and Address of Beneficial Owner	Amount and Nature Beneficial Ownership		Percent of Class
Dr. Alan Cohen (a) c/o General Vision Services 520 8th Avenue New York, New York 10018	8,123,590	(1)	6.3%
Neil Glachman (b) 520 8th Avenue, 23rd Floor New York, New York 10018	3,515,625	(2)	2.7%
Joel L. Gold (a) c/o Andrew Garrett 425 Park Avenue, 22nd Floor New York, New York 10022	701,500	(3)	*
Samuel Z. Herskowitz (b) 520 8th Avenue, 23rd Floor New York, New York 10018	1,978,680	(4)	1.5%
Horizons Investors Corp. 2869 Pitkin Avenue Brooklyn, New York 11208	50,526,543	(5)	39.2%
Jeffrey E. Kolton (a) 142 West End Avenue New York, New York 10023	150,000	(6)	*
Christopher G. Payan (b) 520 8th Avenue, 23rd Floor New York, New York 10018	3,925,616	(7)	3.0%
Harvey Ross 3140 Route 22 West Somerville, New Jersey 08876	10,909,491	(8)	8.4%
Seymour G. Siegel (a) c/o Rothstein Kass 1350 Avenue of the Americas, 15th Floor New York, New York 10019	575,000	(9)	*
Joseph Silver (a) 7000 Island Blvd. Aventura, Florida 33160	150,000	(10)	*
Glenn Spina (a) (b) 520 8th Avenue, 23rd Floor New York, New York 10018	3,000,000	(11)	2.3%
All directors and executive officers as a group (10 persons)	19,414,985	(12)	13.8%

* less than 1%
(a) Director
(b) Named Executive Officer

(1)
Includes (i) the right to acquire 475,000 shares of Common Stock upon the exercise of presently exercisable, outstanding options, (ii) the right to acquire 150,000 shares of Common Stock upon the exercise of presently vested options not approved to be exercised as of the date hereof, and (iii) 26,700 shares owned by Dr. Cohen, as custodian for each of Erica and Nicole Cohen (Dr. Cohen’s children, as to which Dr. Cohen disclaims beneficial ownership), but excludes 16,840,528 shares, in the aggregate, held in trust for Dr. Cohen’s minor children, Erica, Nicole, Jaclyn and Gabrielle, as beneficiaries, in respect of which Dr. Cohen is not a trustee and has no dispositive or investment authority, and as to which he disclaims beneficial ownership.

(2)
Includes the right to acquire 3,515,625 shares of Common Stock upon the exercise of presently exercisable, outstanding options.  Additionally, commencing on September 29, 2010 and expiring September 28, 2016, 2,187,500 options may be put back to the Company at a put price per share of $0.32.

(3)
Includes (i) 76,500 shares of Common Stock owned by Mr. Gold’s children, (ii) the right to acquire 475,000 shares of Common Stock upon the exercise of presently exercisable, outstanding options, and (iii) the right to acquire 150,000 shares of Common Stock upon the exercise of presently vested options not approved to be exercised as of the date hereof, but excludes an additional 5,000 shares of Common Stock owned by Mr. Gold’s wife, as to which Mr. Gold disclaims beneficial ownership.

(4)	Includes the right to acquire 1,878,680 shares of Common Stock upon the exercise of presently exercisable, outstanding options.
(5)
Includes shares of Common Stock owned by Horizons Investors Corp., a New York corporation principally owned by Benito R. Fernandez, a former director of the Company, and includes the right to acquire 100,000 shares of Common Stock upon the exercise of presently exercisable, outstanding options.

(6)	Represents the right to acquire 150,000 shares of Common Stock upon the exercise of presently vested options not approved to be exercised as of the date hereof.
(7)	Includes shares of Common Stock owned by Christopher G. Payan, the Company’s former Chief Executive Officer and former director.
(8)
Includes shares of Common Stock owned by Harvey Ross, a former director of the Company, and includes the right to acquire 425,000 shares of Common Stock upon the exercise of presently exercisable, outstanding options.

(9)
Represents (i) the right to acquire 425,000 shares of Common Stock upon the exercise of presently exercisable, outstanding options, and (ii) the right to 150,000 shares of Common Stock upon the exercise of presently vested options not approved to be exercised as of the date hereof.

(10)	Represents the right to acquire 150,000 shares of Common Stock upon the exercise of presently vested options not approved to be exercised as of the date hereof.
(11)
Represents the right to acquire 1,000,000, 1,000,000 and 1,000,000 shares of Common Stock upon the exercise of outstanding options that vest on January 1, 2011, January 1, 2012 and January 1, 2013, respectively, which shares have not been approved to be exercised as of the date hereof.

(12)
Includes (i) the right to acquire 7,989,895 shares of Common Stock upon the exercise of presently exercisable, outstanding options, (ii) the right to acquire 750,000 shares of Common Stock upon the exercise of presently vested options not approved to be exercised as of the date hereof, (iii) 26,700 shares owned by Dr. Cohen, as custodian for each of Erica and Nicole Cohen (as to which Dr. Cohen disclaims beneficial ownership), and (iv) 3,000,000 shares of Common Stock upon the exercise of outstanding options that vest in 1,000,000 increments on January 1, 2011, January 1, 2012 and January 1, 2013, respectively, but have not been approved to be exercised as of the date hereof.  In accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended, the 7,989,895 shares of Common Stock for which the Company’s directors and executive officers, as a group, hold currently exercisable options, have been added to the total number of issued and outstanding shares of Common Stock solely for the purpose of calculating the percentage of such total number of issued and outstanding shares of Common Stock beneficially owned by such directors and executive officers as a group.

II.	SENIOR CONVERTIBLE PREFERRED STOCK:

Set forth below is the name, address, stock ownership and voting power of each person or group of persons known by the Company to beneficially own more than 5% of the outstanding shares of its Senior Convertible Preferred Stock:

Name	Beneficial Ownership		Percent of Class
Rita Folger 1257 East 24th Street Brooklyn, NY 11210	0.74	(1)	100%

(1)	These shares are convertible into an aggregate of 98,519 shares of Common Stock; and the holder thereof will be entitled to cast that number of votes at any meeting of shareholders.

III.	EQUITY COMPENSATION PLAN INFORMATION:

The following provides certain information with respect to the Company’s equity compensation plans as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Authorized by shareholders under the 1995 Stock Option Plan	5,668,938	$0.79	-
Authorized by shareholders under the 2006 Stock Option Plan	4,715,625	$0.19	15,284,375
Not authorized by shareholders	2,080,885	$0.18	-

Item 13. Certain Relationships and Related Transactions, and Director Independence

Cohen’s Fashion Optical

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

General Vision Services and Vision World

Dr. Cohen is also an executive officer of, and he, together with members of his immediate family, are principal members of General Vision Services, LLC (“GVS”) and Vision World, LLC (“Vision World”).  GVS operates retail optical stores located in the New York metropolitan area.  GVS does not offer franchises, however, in connection with the transaction between CFO LLC, and CFO, Inc., GVS agreed that all of its stores, including any stores to be opened in the future, would be operated as franchisees of CFO, LLC.  As of December 31, 2009, GVS was the franchisee of CFO, LLC, and was operating 10 stores under the name General Vision Services.  GVS and Vision World both solicit and administer third party benefit programs, which provides services under third party benefit plans administered by GVS and Vision World, to certain of our Sterling Stores.  Such Sterling Stores pay a processing fee to GVS and Vision World to administer the processing of such third party insurance claims.  We believe that the cost of such services were as favorable to the Sterling Stores as could be obtained utilizing an unrelated third party.

Further, in April 2010, Insight IPA of New York, Inc., our wholly owned subsidiary (“Insight IPA”) and Insight Managed Vision Care, a division of ours (“Insight MVC”) entered into an agreement with Vision World (the “Vision World Agreement”), pursuant to which Vision World has agreed to:

• to the extent that Insight IPA and Insight MVC have agreed with third party organizations to administer Managed Care Plans (i.e., to process and forward claims from providers for payment, respond to eligibility determinations and receive and distribute payments), perform such functions on behalf of Insight IPA and Insight MVC and, to collect and distribute payments to franchisees and our store operators who have entered into provider agreements with Insight IPA and/or Insight MVC (“Insight Providers”);

• be responsible for the credentialing of all Insight Providers;

• provide support for Insight Providers to seek to resolve any issues, including requirements of applicable managed care plans and claim status; and

• allow certain of our franchisees and store operators (that are not Insight Providers) the opportunity to serve as providers for Vision World.

In exchange for its service as a third party administrator for the Insight Providers, the Vision World Agreement provides that Vision World shall be entitled to a processing fee of $4.60 per claim submitted and collected by Vision World (the “Processing Fee”) during the first year of the term.  For each subsequent year of the term, Vision World will have the right, not more than once each year, to increase the Processing Fee, provided the amount of the increase may not exceed five 5% in any one year.

The Vision World Agreement also provides that, for each claim submitted and collected on behalf of our franchisees and store operators who elect to become Vision World providers, Vision World shall be entitled to an administrative fee of 25% of the amount collected on each such claim (the “Vision World Administration Fee”).  Vision World is required to make monthly payments to us equal to 20% of the aggregate Vision World Administration Fees for each month of the Term.

The Vision World Agreement also provides for certain mutual indemnification obligations and each of the parties to the Vision World Agreement has made certain representations, as set forth in the Vision World Agreement.

The Vision World Agreement commences on May 1, 2010 and shall continue until April 30, 2015, subject to earlier termination as set forth in the Vision World Agreement.  The Vision World Agreement shall automatically renew for additional 5 year periods unless either party provides notice of termination at least 90 days prior to the expiration of any such 5 year period.

Newtek Business Services

Our former Chief Executive Officer and director, Christopher Payan, served on the Board of Directors of Newtek Business Services, Inc. (“NBSI”), a company that provides various financial services to both small and mid-sized businesses.  Additionally, Mr. Jeffrey Rubin, one of our directors from April 2008 through November 2009 and part of the Cohen Family, held a 12.5% interest in NBSI as of February 26, 2010.  We utilize the bank and non-bank card processing services of one of NBSI’s affiliated companies.  For the years ended December 31, 2009 and 2008, we paid approximately $268,000 and $166,000, respectively, to such affiliate for such services provided.  Additionally, we utilize insurance administrative services of one of NBSI’s affiliated companies, which brokers coverage of our Director and Officers Insurance Policy.  For the years ended December 31, 2009 and 2008, we paid American Internationl Group, Inc. (AIG) approximately $146,000 and $225,000, respectively.  No payments are made directly to the NBSI affiliate, however, the NBSI affiliate does receive a commission from AIG to broker the relationship.  We believe that the cost of such services were as favorable to us as those which could have been obtained from an unrelated third party.

Transactions among the Company and Neil Glachman

In connection with the acquisition of Combine Optical Management Corporation (“COMC”), a company owned by Mr. Neil Glachman, we entered into a series of promissory notes with COMC.  The promissory notes amounted to $1,773,000 with $498,000 paid in October 2007; $300,000 paid in September 2008; $250,000 paid in October 2009; $225,000 due on October 1, 2010; and $500,000 (with interest at 7% per annum) payable in sixty, equal monthly installments of $9,900.60, which commenced on October 1, 2006.  For the years ended December 31, 2009 and 2008, there was approximately $47,000 and $75,000, respectively, of interest expense.  As of December 31, 2009 and 2008, there was $417,000 and $770,000, respectively, of related party obligations due under the terms of such promissory notes.

During 2009 and 2008, Combine members purchased contact lenses from Visus Formed Optics, a contact lens manufacturer that is partially owned by Mr. Glachman.  For the years ended December 31, 2009 and 2008, the total cost of such contact lenses was approximately $46,000 and $56,000, respectively.  We believe that the cost of such product was as favorable to Combine as those which could have been obtained from an unrelated third party.

During 2009 and 2008, Combine members purchased contact lenses from Ocular Insight, Inc., a contact lens distributor that is partially owned by Mr. Glachman.  For the years ended December 31, 2009 and 2008, the total cost of such contact lenses was approximately $18,000 and $13,000, respectively.  We believe that the cost of such product was as favorable to Combine as those which could have been obtained from an unrelated third party.

Director Independence

Board of Directors

Our Board of Directors is currently comprised of Dr. Alan Cohen, Mr. Joel L. Gold, Mr. Jeffrey E. Kolton, Mr. Seymour G. Siegel, Mr. Joseph Silver and Mr. Glenn Spina.  Each of Messrs. Gold, Kolton, Siegel and Silver is currently an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The Nasdaq Stock Market.

Item 14.  Principal Accountant Fees and Services

The following information summarizes the fees paid or payable to Rosen Seymour Shapss Martin & Company LLP (“Rosen”), our independent auditors, for professional services rendered for the years ended December 31, 2009 and 2008.

Audit fees – Consist of professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in the annual and quarterly reports, and other services that are normally provided by the independent auditors in connection with statutory and regulatory filings.  For the years ended December 31, 2009 and 2008, such fees were approximately $180,000 and $194,900, respectively.

Audit-related fees – In addition to the fees described above, we paid Rosen $34,400 for services rendered during the year ended December 31, 2009 related to our rescission transaction discussed in Item 11 and related to the review of our responses to the SEC comment letter.

Tax fees - We utilize a different accounting firm to prepare its consolidated federal and state tax returns in connection with IRS regulations.  For the years ended December 31, 2009 and 2008, the fees billed to us for such services were $38,900 and $36,000, respectively.

All other fees – We were not billed for fees for any other services not described above during the years ended December 31, 2009 and 2008.

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

Page --

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

(10.6)Employment Agreement, dated September 29, 2006, between Emerging Vision, Inc. and Neil Glachman (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

(10.7)Employment Agreement, dated December 1, 2006, between Emerging Vision, Inc. and Christopher G. Payan (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

(10.8)Amendment to Revolving Line of Credit Agreement, dated as of April 1, 2009, executed by Emerging Vision, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated April 13, 2009)

(10.9)Allonge – Revision Agreement of Note, dated as of April 1, 2009, executed by Emerging Vision, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated April 13, 2009)

(10.10)Letter of Reaffirmation of General Security Agreement, dated as of April 1, 2009, by and between Combine Buying Group, Inc., OG Acquisition, Inc., 1725758 Ontario Inc. d/b/a The Optical Group in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated April 13, 2009)

(10.11)Letter of Reaffirmation of Guaranty, dated as of April 1, 2009, by and between Combine Buying Group, Inc., OG Acquisition, Inc., 1725758 Ontario Inc. d/b/a The Optical Group in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated April 13, 2009)

(10.12)    Letter of Reaffirmation of Pledge Agreement and Assignment and United States Trademark Collateral Assignment and Security Agreement, dated as of April 1, 2009, executed by Emerging Vision, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, dated April 13, 2009)

(10.13)Non-Revolving Line of Credit Note and Credit Agreement, dated as of March 31, 2010, executed by Emerging Vision, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated April 14, 2010)

(10.14)LIBOR Term Note, dated as of March 31, 2010, executed by Emerging Vision, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated April 14, 2010)

(10.15)       Limited Waiver and Amendment, dated as of March 31, 2010, by and among Manufacturers and Traders Trust Company, Emerging Vision, Inc. and the subsidiaries of  Emerging Vision, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated April 14, 2010)

(10.16)     Letter of Reaffirmation of General Security Agreement, dated as of March 31, 2010, executed by Emerging Vision, Inc., Combine Buying Group, Inc., OG Acquisition, Inc., 1725758 Ontario Inc. d/b/a The Optical Group in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated April 14, 2010)

(10.17)    Letter of Reaffirmation of Guaranty, dated as of March 31, 2010, by and between Combine Buying Group, Inc., OG Acquisition, Inc., 1725758 Ontario Inc. d/b/a The Optical Group in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, dated April 14, 2010)

(10.18)     Letter of Reaffirmation of Absolute Assignment of Franchise Notes and Proceeds Due, Assignment of Rents and Subleases, Pledge Agreement and Assignment and United States Trademark Collateral Assignment and Security Agreement, dated as of March 31, 2010, executed by Emerging Vision, Inc. and OG Acquisition, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, dated April 14, 2010)

(10.19)     Continuing Guaranty, dated as of March 31, 2010, executed by Visioncare of California in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, dated April 14, 2010)

(10.20)     Continuing Guaranty, dated as of March 31, 2010, executed by certain subsidiaries of Emerging Vision, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, dated April 14, 2010)

(10.21)      General Security Agreement, dated as of March 31, 2010, executed by Visioncare of California in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, dated April 14, 2010)

(10.22)    United States Trademark Collateral Assignment and Security Agreement, dated as of March 31, 2010, executed by Emerging Vision, Inc. and 1725758 Ontario Inc. d/b/a The Optical Group in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K, dated April 14, 2010)

(10.23)      Absolute Assignment of Franchise Notes and Proceeds Due, dated as of March 31, 2010, executed by Emerging Vision, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K, dated April 14, 2010)

(10.24)      Assignment of Rents and Subleases, dated as of March 31, 2010, executed by certain subsidiaries of Emerging Vision, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K, dated April 14, 2010)

(10.25)    Agreement, dated as of April 14, 2010, by and among Emerging Vision, Inc., Insight IPA of New York, Inc., Insight Managed Vision Care and Vision World, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated April 21, 2010)

(10.26)Employment Agreement, effective December 1, 2009, by and between, Emerging Vision, Inc. and Glenn Spina (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 4, 2009)

(14.1)Corporate Code of Ethics and Conduct of Emerging Vision, Inc., dated November 14, 2005 (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

(21.1)List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)

(23.1)Auditor’s Consent (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)

(31.1) *Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

(31.2) *Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

(32.1) +Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Exhibit being filed herewith
+  Filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed with the Securities and Exchange Commission on April 15, 2010 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGING VISION, INC.

By: /s/Glenn Spina
Glenn Spina
Chief Executive Officer

Date:  April 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Glenn Spina	Chief Executive Officer and Director	April 30, 2010
Glenn Spina	(Principal Executive Officer)

/s/ Brian P. Alessi	Chief Financial Officer and Treasurer	April 30, 2010
Brian P. Alessi	(Principal Financial and Accounting Officer)

/s/ Dr. Alan Cohen	Chairman of the Board of Directors	April 30, 2010
Dr. Alan Cohen

/s/ Joel L. Gold	Director	April 30, 2010
Joel L. Gold

/s/ Seymour G. Siegel	Director	April 30, 2010
Seymour G. Siegel

/s/ Joseph Silver	Director	April 30, 2010
Joseph Silver

/s/ Jeffrey Kolton	Director	April 30, 2010
Jeffrey Kolton