Form 10-Q
period 2010-03-31
EMERGING VISION INC
filed 2010-05-17
CIK 1002554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________

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

Large accelerated filer __	Accelerated filer __
Non-accelerated filer __ (Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes	No X

As of May 17, 2010, there were 128,810,601 outstanding shares of the Issuer’s Common Stock, par value $0.01 per share.

TABLE OF CONTENTS

PAGE
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Condensed Balance Sheets as of March 31, 2010 and December 31, 2009	4

Consolidated Condensed Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2010 and 2009	5

Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009	6

Notes to Consolidated Condensed Financial Statements	7-16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-26

Item 3. Quantitative and Qualitative Disclosures about Market Risk	27

Item 4T. Controls and Procedures	27

PART II – OTHER INFORMATION	28

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults Upon Senior Securities	28

Item 4. (Removed and Reserved)	28

Item 5. Other Information	28

Item 6. Exhibits	28-30

Signatures	31

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands, Except Share Data)
ASSETS	March 31	December 31,
	2010	2009
	(unaudited)
Current assets:
Cash and cash equivalents	$1,751	$1,576
Franchise receivables, net of allowance of $179 and $188, respectively	1,824	1,665
Optical purchasing group receivables, net of allowance of $158 and $155, respectively	5,802	4,594
Other receivables, net of allowance of $17 and $15, respectively	265	237
Current portion of franchise notes receivable, net of allowance of $42	213	221
Inventories, net	382	309
Prepaid expenses and other current assets	449	447
Deferred tax assets	171	276
Total current assets	10,857	9,325

Property and equipment, net	895	872
Franchise notes receivable	352	290
Deferred tax asset, net of current portion	614	534
Goodwill	3,651	3,651
Intangible assets, net	2,791	2,839
Other assets	264	238
Total assets	$19,424	$17,749

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,836	$4,564
Optical purchasing group payables	5,410	4,336
Put option liability – related party	700	700
Short-term debt	1,016	1,116
Related party obligations	336	334
Total current liabilities	12,298	11,050

Long-term debt	3,538	3,792
Related party borrowings, net of current portion	54	83
Franchise deposits and other liabilities	295	262
Total liabilities	16,185	15,187

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized: Senior Convertible Preferred Stock, $100,000 liquidation preference per share; 0.74 shares issued and outstanding	74	74
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 128,992,938 shares issued and 128,810,601 shares outstanding	1,289	1,289
Additional paid-in capital	128,024	128,024
Accumulated comprehensive loss	(153)	(150)
Accumulated deficit	(125,791)	(126,471)
Treasury stock, at cost, 182,337 shares	(204)	(204)
Total shareholders' equity	3,239	2,562
Total liabilities and shareholders' equity	$19,424	$17,749

The accompanying notes are an integral part of these consolidated condensed financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (In Thousands, Except Per Share Data)
	For the Three Months Ended March 31,
	2010	2009

Revenues:
Optical purchasing group sales	$12,907	$11,312
Franchise royalties	1,485	1,490
Retail sales – Company-owned stores	957	530
Membership fees – VisionCare of California	890	875
Franchise related fees and other revenues	80	71
Total revenue	16,319	14,278

Costs and operating expenses:
Cost of optical purchasing group sales	12,258	10,785
Cost of retail sales – Company-owned stores	193	160
Selling, general and administrative expenses	3,241	3,080
Total costs and operating expenses	15,692	14,025

Operating income	627	253

Other income (expense):
Interest on franchise notes receivable	7	7
Loss on the sale of Company-owned stores	-	(14)
Other income	142	55
Interest expense, net	(46)	(57)
Total other income (expense)	103	(9)

Income before provision for income taxes	730	244
Provision for income taxes	50	14
Net income	680	230
Comprehensive income:
Foreign currency translation adjustments	(3)	318
Comprehensive income	$677	$548

Net income per share:
Basic and diluted	$0.01	$0.00

Weighted-average number of common shares outstanding:
Basic	128,811	125,293
Diluted	128,967	125,587

The accompanying notes are an integral part of these consolidated condensed financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in Thousands)
	For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$680	$230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139	148
(Recovery) provision for doubtful accounts	(24)	29
Disposal of property and equipment	-	16
Deferred tax assets	25	-
Changes in operating assets and liabilities:
Franchise and other receivables	(178)	(56)
Optical purchasing group receivables	(1,193)	(963)
Notes receivable	(54)	22
Inventories	(73)	25
Prepaid expenses and other current assets	(2)	(40)
Other assets	(2)	-
Accounts payable and accrued liabilities	272	167
Optical purchasing group payables	1,074	544
Franchise deposits and other liabilities	33	(21)
Net cash provided by operating activities	697	101

Cash flows from investing activities:
Costs associated with enhancing trademark value	-	(25)
Purchases of property and equipment	(94)	(15)
Net cash used in investing activities	(94)	(40)

Cash flows from financing activities:
Costs associated with extending credit facility	(44)	-
Borrowings under credit facility	-	150
Payments under credit facility	(350)	(500)
Payments on related party obligations and other debt	(31)	(29)
Net cash used in financing activities	(425)	(379)
Net change in cash before effect of foreign exchange rate changes	178	(318)
Effect of foreign exchange rate changes	(3)	318
Net change in cash and cash equivalents	175	-
Cash and cash equivalents – beginning of period	1,576	2,090
Cash and cash equivalents – end of period	$1,751	$2,090

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$44	$51
Income taxes	$26	$16

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

As of March 31, 2010, there were 130 Sterling Stores in operation, consisting of 7 Company-owned stores (including 1 under the terms of a management agreement) and 123 franchised stores, 794 members of COM that made one or more purchases in March 2010, and 540 members of TOG that made one or more purchases in March 2010.

Principles of Consolidation

The Consolidated Condensed Financial Statements include the accounts of Emerging Vision, Inc. and its operating and non-operating subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying Consolidated Condensed Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted for complete financial statement presentation.  In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included.  All such adjustments are of a normal recurring nature.  This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

Share-Based Compensation

The Company follows the provisions of Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Compensation” to require all share-based payments to employees, including grants of employee stock options, to be recognized based on their fair values.

During the three months ended March 31, 2010 and 2009, there were no charges incurred as there were no grants of stock options or warrants during such periods.

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

Retail sales – Company-owned stores – Represents sales from eye-care products and related services generated at a Company-owned store;

Membership fees – VisionCare of California – Represents membership fees generated by VCC, a wholly owned subsidiary of the Company, for optometric services provided to individual patients (members).  A portion of the membership fee revenues related to frame and lens exams (approximately 2%) is deferred when billed and recognized ratably over a one-year term.  A portion of the membership fee revenues related to contact lens exams (approximately 18%) is deferred when billed and recognized over a three month period.  The calculation of deferred revenues is based on historical data including the percentage of member follow up exams during the membership term.

Franchise related fees and other revenues – Represents certain franchise fees collected by the Company under the terms of franchise agreements (including, but not limited to, initial franchise, transfer, renewal and conversion fees).  Initial franchise fees, which are non-refundable, are recognized when the related franchise agreement is signed.  For the three months ended March 31, 2010 and 2009, the Company recognized $80,000 and $71,000, respectively, of such franchise related fees.

The Company also follows ASC 605-50 “Customer Payments and Incentives,” and, accordingly, accounts for discounts, coupons and promotions (that are offered to its customers) as a direct reduction of sales.

Comprehensive Income

The Company follows ASC 220-10 “Comprehensive Income,” which establishes rules for the reporting of comprehensive income and its components.  Comprehensive income is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners.  The Company’s comprehensive income is comprised of the cumulative translation adjustment arising from the translation of foreign currency denominated financial statements.

Foreign Currency Translation

The financial position and results of operations of the Company’s Canadian subsidiary, TOG, were measured using TOG’s local currency (Canadian Dollars) as the functional currency.  Balance sheet accounts are translated from the foreign currency into U.S. Dollars at the period-end rate of exchange.  Income and expenses are translated at the weighted average rates of exchange for the period.  The resulting $3,000 translation loss (in 2010) and $318,000 translation gain (in 2009) from the conversion of Canadian Dollars to U.S. Dollars is included as a component of Comprehensive Income for the three months ended March 31, 2010 and 2009, respectively, and is recorded directly to Accumulated Comprehensive Loss within the Consolidated Condensed Balance Sheet as of March 31, 2010 and 2009, respectively.

Income Taxes

The Company follows ASC 740-10 which prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on its tax return.  ASC 740-10 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values.  There were no adjustments related to uncertain tax positions recognized during the three months March 31, 2010 and 2009, respectively.

The Company’s policy requires the recognition of interest and penalties with respect to uncertain tax positions, if any, as a reduction of the income tax benefit.  No interest and penalties related to uncertain tax positions were accrued as of March 31, 2010 and 2009 since no uncertain tax positions exist.

The Company operates in multiple tax jurisdictions within the United States of America and Canada.  Although management does not believe that the Company is currently under examination in any major tax jurisdiction in which it operates, the Company remains subject to examination in all of those tax jurisdictions until the applicable statutes of limitation expire.  As of March 31, 2010, a summary of the tax years that remains subject to examination in the Company’s major tax jurisdictions are:  United States – Federal and State – 2006 and forward; and Canada – Federal and Provincial – 2005 and forward.  The Company does not expect to have a material change to unrecognized tax positions within the next twelve months.

The provision for income taxes for the three months ended March 31, 2010 and 2009 reflects the Company’s estimated utilization of net operating loss carryforwards resulting in an effective tax rate that is lower than the federal and state statutory income tax rate.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of such financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  Significant estimates made by management include, but are not limited to, allowances on franchise, notes and other receivables, allowances on optical purchasing group receivables, costs of current and potential litigation, impairment of long-lived assets, and the allowance on deferred tax assets

Reclassification

Certain reclassifications have been made to prior year’s consolidated condensed financial statements to conform to the current year presentation.

NOTE 3 – PER SHARE INFORMATION:

In accordance with ASC 260 “Earnings Per Share,” basic earnings per share of common stock (“Basic EPS”) is computed by dividing the net income by the weighted-average number of shares of common stock outstanding.  Diluted earnings per share of common stock (“Diluted EPS”) is computed by dividing the net income by the weighted-average number of shares of common stock, and dilutive common stock equivalents and convertible securities then outstanding.  ASC 260 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Consolidated Condensed Statements of Income and Comprehensive Income.  Common stock equivalents totaling 11,750,633 and 22,518,311 were excluded from the computation of Diluted EPS for the three months ended March 31, 2010 and 2009, respectively, as their effect on the computation of Diluted EPS would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information (in thousands except net income per share):

	For the Three Months Ended March 31,
	2010	2009
Numerator:
Net income	$680	$230

Denominator:
Weighted-average common shares outstanding	128,811	125,293
Dilutive effect of stock options and warrants	156	294
Weighted-average common shares outstanding, assuming dilution	128,967	125,587

Net income per share:
Basic and diluted	$0.01	$0.00

NOTE 4 – CREDIT FACILITY:

On August 8, 2007, the Company entered into a Revolving Line of Credit Note and Credit Agreement with Manufacturers and Traders Trust Company (“M&T”), establishing a revolving credit facility (the “Credit Facility”), for aggregate borrowings of up to $6,000,000, which was subsequently amended on November 11, 2009 to $5,750,000.  On March 31, 2010, the Company extended and modified the Credit Facility and entered into a Non-Revolving Line of Credit Note and Credit Agreement (the “Credit Agreement”), which is secured by substantially all of the assets of the Company.  The Credit Agreement expires on April 30, 2011.  The Credit Agreement includes a Letter of Credit limit of $745,067, of which the Company is utilizing the entire $745,067 to hold letters of credit in favor of two key vendors of Combine to ensure payment of any outstanding invoices not paid by Combine, as well as in favor of the landlord of the Company’s corporate office for the rent security deposit.  Additionally, the Company had outstanding borrowings of $3,506,854 as of March 31, 2010, which is repayable, interest only, on a monthly basis, commencing on the first day of each month during the term of the Credit Facility, calculated at the variable rate of three hundred fifty (350) basis points in excess of LIBOR with a minimum rate of 4.5%, with all unpaid principal due on April 30, 2011.

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

As of March 31, 2010, the Company had total outstanding borrowings of $4,506,854 under the Credit Facility, of which $1,000,000 was included in Short-term Debt and $3,506,854 was included in Long-term Debt on the accompanying Consolidated Condensed Balance Sheet.  The Credit Facility also included various financial covenants as of December 31, 2010 including minimum net worth, maximum funded debt and debt service ratio requirements.  In connection with the modified Credit Agreement, new financial covenants were established including minimum net worth to be met quarterly, effective March 31, 2010, and no net losses to be tested quarterly, effective March 31, 2010.  As of March 31, 2010, the Company was in compliance with these covenants.

The Company is no longer able to borrow additional amounts under the terms of the modified Credit Agreement.  As such, the Company is currently exploring and will continue to explore certain options available to it including refinancing such debt prior to April 2011.  The Company may not be able to extend or refinance the debt, and it cannot guarantee that extending or refinancing the debt will be on terms favorable to the Company.

NOTE 5 – SEGMENT REPORTING

Business Segments

Operating segments are organized internally primarily by the type of services provided, and in accordance with ASC 280-10, “Segment Reporting.”  The Company has aggregated similar operating characteristics into five reportable segments: (1) Optical Purchasing Group Business, (2) Franchise, (3) Company Store, (4) VisionCare of California and (5) Corporate Overhead.

(1) The Optical Purchasing Group Business segment consists of the operations of Combine and TOG.  Revenues generated by this segment represent the sale of products and services, at discounted pricing, to Combine and TOG members.  The businesses in this segment are able to use their membership count to get better discounts from vendors than a member could obtain on its own.  Expenses include direct costs for such product and services, salaries and related benefits, depreciation and amortization, interest expense on financing these acquisitions, and allocated overhead.

(2) The Franchise segment consists of 123 franchise locations as of March 31, 2010 and 132 locations as of March 31, 2009.  Revenues generated by this segment represent royalties on the total sales of the franchise locations, other franchise related fees such as initial franchise, transfer, renewal and conversion fees, additional royalties in connection with franchise store audits, and interest charged on franchise financing.  Expenses include the salaries and related benefits/expenses of the Company’s franchise field support team, corporate office salaries and related benefits, convention and trade show expenses, consulting fees, and allocated overhead.

(3) The Company Store segment consists of seven Company-owned retail optical stores as of March 31, 2010 (inclusive of one store operating under a management agreement) and five stores as of March 31, 2009.  Revenues generated from such stores are a result of the sales of eye care products and services such as prescription and non-prescription eyeglasses, eyeglass frames, ophthalmic lenses, contact lenses, sunglasses and a broad range of ancillary items.  Expenses include the direct costs for such eye care products, doctor and store staff salaries and related benefits, rent, advertising, and allocated overhead.

(4) The VisionCare of California segment consists of optometric services provided to patients (members) of those franchise retail optical stores located in the state of California.  Revenues consist of membership fees generated for such optometric services provided to individual patients (members).  Expenses include salaries and related benefits for the doctors that render such optometric services, and allocated overhead.

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

Certain business segment information is as follows (in thousands):

	As of March 31, 2010	As of December 31, 2009
	(unaudited)
Total Assets:
Optical Purchasing Group Business	$12,226	$11,161
Franchise	5,339	4,915
Company Store	797	655
VisionCare of California	654	630
Corporate Overhead	408	388
Total assets	$19,424	$17,749

Total Goodwill:
Optical Purchasing Group Business	$2,385	$2,385
Franchise	1,266	1,266
Company Store	-	-
VisionCare of California	-	-
Corporate Overhead	-	-
Total goodwill	$3,651	$3,651

Total Intangible Assets:
Optical Purchasing Group Business	$1,837	$1,885
Franchise	954	954
Company Store	-	-
VisionCare of California	-	-
Corporate Overhead	-	-
Total intangible assets	$2,791	$2,839

	For the Three Months Ended March 31,
	2010	2009
Net Revenues:
Optical Purchasing Group Business	$12,907	$11,312
Franchise	1,565	1,561
Company Store	957	530
VisionCare of California	890	875
Corporate Overhead	-	-
Net revenues	$16,319	$14,278
Income (Loss) before Provision for Income Taxes:
Optical Purchasing Group Business	$336	$223
Franchise	1,047	785
Company Store	(3)	(102)
VisionCare of California	14	16
Corporate Overhead	(664)	(678)
Income before provision for income taxes	$730	$244

Depreciation and Amortization:
Optical Purchasing Group Business	$73	$76
Franchise	19	30
Company Store	16	6
VisionCare of California	5	6
Corporate Overhead	26	30
Total depreciation and amortization	$139	$148

Interest Expense, Net:
Optical Purchasing Group Business	$35	$43
Franchise	11	14
Company Store	-	-
VisionCare of California	-	-
Corporate Overhead	-	-
Total interest expense, net	$46	$57

Capital Expenditures:
Optical Purchasing Group Business	$8	$-
Franchise	4	6
Company Store	6	3
VisionCare of California	-	-
Corporate Overhead	76	6
Total capital expenditures	$94	$15

Geographic Information

The Company also does business in two separate geographic areas; the United States and Canada.  Certain geographic information is as follows:

	For the Three Months Ended March 31,
	2010	2009
Net Revenues:
United States	$6,712	$6,443
Canada	9,607	7,835
Net revenues	$16,319	$14,278

Income (Loss) before Provision for Income Taxes:
United States	$407	$(16)
Canada	323	260
Income before provision for income taxes	$730	$244

The geographic information on Canada includes TOG’s business activity.  Canadian revenue is generated from the Company’s optical purchasing group members located in Canada.  TOG provides customer management services, on behalf of the Company, to such members.

Additional geographic information is summarized as follows as of March 31, 2010 (in thousands):

	United States	Canada	Total

Total Assets	$15,036	$4,388	$19,424
Goodwill	3,651	-	3,651
Intangible Assets	2,791	-	2,791

Additional geographic information is summarized as follows as of December 31, 2009 (in thousands):

	United States	Canada	Total

Total Assets	$14,195	$3,554	$17,749
Goodwill	3,651	-	3,651
Intangible Assets	2,839	-	2,839

Additional geographic information is summarized as follows for the three months ended March 31, 2010 (in thousands):

	United States	Canada	Total

Depreciation and Amortization	$139	$-	$139
Interest Expense, net	46	-	46
Capital Expenditures	94	-	94

Additional geographic information is summarized as follows for the three months ended March 31, 2009 (in thousands):

	United States	Canada	Total

Interest Expense, net	$57	$-	$57
Depreciation and Amortization	146	2	148
Capital Expenditures	15	-	15

NOTE 6 – COMMITMENTS AND CONTINGENCIES:

Litigation

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

Guarantees

As of March 31, 2010, the Company was a guarantor of certain leases of retail optical stores franchised and subleased to its franchisees.  Such guarantees generally expire one year from the month the rent was last paid.  In the event that all of such franchisees defaulted on their respective subleases, the Company would be obligated for aggregate lease obligations of approximately $2,592,000.  The Company continually evaluates the credit-worthiness of its franchisees in order to determine their ability to continue to perform under their respective subleases.  Additionally, in the event that a franchisee defaults under its sublease, the Company has the right to take over operation of the respective location.

Employment Agreements

The Company entered into an Employment Agreement (the “Spina Employment Agreement”) with Glenn Spina, the Company’s Chief Executive Officer, which began on December 1, 2009 and extends through November 2012.  The Spina Employment Agreement provides for an annual salary of $250,000 and certain other benefits.  Additionally, Mr. Spina will also be eligible for annual bonus compensation of 5% of our EBITDA (earnings before interest, taxes, depreciations and amortization) of greater than $2,000,000 during the associated fiscal year.

In the event the Spina Employment Agreement is terminated by the Company for any reason (as defined in the Spina Employment Agreement), Mr. Spina shall be entitled to (i) a prorated share of his annual base compensation of $250,000 for the lesser of (x) 6 months or (y) the number of months until the end of the term and (ii) the Performance Bonus (as defined in the Spina Employment Agreement), if any, prorated for the year in which such termination occurs.

Additionally, in connection with the acquisition of Combine, the Company entered into a five-year Employment Agreement (the “Glachman Employment Agreement”) with Neil Glachman.  The Glachman Employment Agreement provides for the payment of an annual salary of $210,000, certain other benefits, and an annual bonus based upon certain financial targets of Combine.

NOTE 7 – SUBSEQUENT EVENTS:

The Company has evaluated subsequent events from the balance sheet date through the date the accompanying financial statements became available to be issued.  The following are material subsequent events.

Appointment of Two New Members to the Board of Directors
On April 12, 2010, the Nominating Committee of the Board recommended the nomination of Joseph Silver and Jeffrey Kolton to fill the two vacant Board seats, which the Board then approved and appointed Mr. Silver and Mr. Kolton to the Board.

Grant of Stock Options to the Board of Directors
On April 22, 2010, the Company granted 150,000 common stock options to each of the non-employee directors of the Company.  Such stock options vested immediately, have an exercise price of $0.10 and have ten year term.  However, the stock options are not exercisable until the approval by the Company’s shareholders of the authorization of a sufficient number of shares of common stock to enable the exercise and/or conversion of all options and derivative securities outstanding at the time the increase of shares is authorized.

Grant of Stock Options to Glenn Spina
On April 22, 2010, the Company granted 3,000,000 common stock options to Mr. Spina.  Such stock options have an exercise price of $0.10, a ten year term and vest as follows:  1,000,000 shares on January 1, 2011, 1,000,000 shares on January 1, 2012 and 1,000,000 shares on January 1, 2013.  However, the stock options are not exercisable until the approval by the Company’s shareholders of the authorization of a sufficient number of shares of common stock to enable the exercise and/or conversion of all options and derivative securities outstanding at the time the increase of shares is authorized.

There were no other significant subsequent events requiring disclosure.

Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements as that term is defined in the federal securities laws.  The events described in forward-looking statements contained in this Report may not occur.  Generally, these statements relate to our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, financing plans, projected or anticipated benefits from acquisitions that we may make, or projections involving anticipated revenues, earnings or other aspects of our operating results or financial position, and the outcome of any contingencies.  Any such forward-looking statements are based on current expectations, estimates and projections of management.  We intend for these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements.  Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond the Company’s control, which may influence the accuracy of the statements and the projections upon which the statements are based.  Factors that could cause actual results to differ materially from those set forth or implied by any forward-looking statements include, but are not limited to, economic conditions, the implication of “penny stock rules,” prospective conflicts of interest, reliance on franchisees and other outside parties, market competition, regulatory issues, reliance on computer systems, our potential inability to service debt obligations, foreign currency risks and those certain risk factors detailed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as well as other risks and uncertainties discussed in our reports filed with the Securities and Exchange Commission.  Copies of these filings are available at www.sec.gov.

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

Segment results for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009

Consolidated Segment Results

Our total revenues increased approximately $2,041,000, or 14.3%, to $16,319,000 for the quarter ended March 31, 2010, as compared to $14,278,000 for the quarter ended March 31, 2009.  This increase was mainly a result of the increase in Optical Purchasing Group revenues during the comparable periods due to current economic trends in the U.S. and Canadian economies as well as currency fluctuations between the U.S. and Canadian dollars.  Additionally, the Company experienced an increase in the average number of Company-owned stores in operation from four for the quarter ended March 31, 2009 compared to six for the quarter ended March 31, 2010, which resulted in increased revenues for the Company-stores.

Our total costs, and selling, general and administrative expenses increased approximately $1,667,000, or 11.9% to $15,692,000 for the quarter ended March 31, 2010, as compared to $14,025,000 for the quarter ended March 31, 2009.  This increase was mainly a result of the increases described above.

Optical Purchasing Group Business Segment

	For the Quarter Ended March 31 (in thousands):
	2010	2009	$ Change	% Change
Net Revenues:
Optical purchasing group sales	$12,907	$11,312	$1,595	14.1%
Cost of optical purchasing group sales	12,258	10,785	1,473	13.7%
Gross margin	649	527	122	23.1%
Selling, General and Administrative Expenses:
Salaries and related benefits	112	99	13	13.1%
Depreciation and amortization	73	76	(3)	(3.9%)
Rent and related overhead	62	62	-	-
Professional fees	52	26	26	100.0%
Credit card and bank fees	27	21	6	28.6%
Other general and administrative costs	(9)	8	(17)	(212.5%)
Total selling, general and administrative expenses	317	292	25	8.6%
Operating Income	332	235	97	41.3%

Other Income (Expense):
Other income	39	31	8	25.8%
Interest expense, net	(35)	(43)	8	18.6%
Total other expense	4	(12)	16	133.3%
Income before provision for income taxes	$336	$223	$113	50.7%

Optical Purchasing Group revenues increased approximately $1,595,000, or 14.1%, to $12,907,000 for the quarter ended March 31, 2010, as compared to $11,312,000 for the quarter ended March 31, 2009.  This increase was due to a stronger sales generated at The Optical Group (“TOG”) due to increased membership as well as new vendors programs initiated in February 2010.  As of March 31, 2010, there were 540 members that made one or more purchases in March 2010, as compared to 533 members that made one or more purchases in March 2009.  Additionally, we benefited from a favorable fluctuation of the foreign currency exchange rate between the Canadian and U.S. Dollar.  The rate averaged $0.96 USD for every Canadian Dollar during the first quarter of 2010, as compared to $0.80 USD for every Canadian Dollar during the first quarter of 2009.  TOG revenues increased approximately $1,772,000, or 22.6%, to $9,607,000 for the quarter ended March 31, 2010, as compared to $7,835,000 for the quarter ended March 31, 2009.  Combine revenues decreased approximately $269,000, or 7.8%, to $3,185,000 for the quarter ended March 31, 2010, as compared to $3,454,000 for the quarter ended March 31, 2009.  This decrease was due to a decrease in membership.  As of March 31, 2010, there were 794 members that made one or more purchases in March 2010, as compared to 850 members that made one or more purchases in March 2009.

Costs of Optical Purchasing Group sales increased approximately $1,473,000, or 13.7% to $12,258,000 for the quarter ended March 31, 2010, as compared to $10,785,000 for the quarter ended March 31, 2009.  Individually, TOG’s cost of sales increased approximately $1,696,000, or 22.6%, to $9,197,000 for the quarter ended March 31, 2010, as compared to $7,501,000 for the quarter ended March 31, 2009.  Combine’s cost of sales decreased approximately $295,000, or 9.0%, to $2,974,000 for the quarter ended March 31, 2010, as compared to $3,269,000 for the quarter ended March 31, 2009.  Both of these decreases were a direct result of, and proportionate to, the revenue fluctuations described above.

Operating expenses of the Optical Purchasing Group segment increased approximately $25,000, or 8.6%, to $317,000 for the quarter ended March 31, 2010, as compared to $292,000 for the quarter ended March 31, 2010.  This increase was mainly a result of an increase in professional fees of $26,000 as Combine and TOG engaged the services of consultants (at a cost of $10,000 per month) in May 2009 to enhance vendor programs designed to encourage greater spending by the members while achieving greater profit margins.  Additionally, TOG incurred certain one-time expenses related to the relocation of TOG’s offices at the end of December 2009, and TOG’s total expenses increased due to the exchange rate fluctuations described above.  These increases were, offset, in part, by settlements with certain Combine members whose receivables were previously written off, thus creating a bad debt recovery of approximately $15,000 in the first quarter of 2010.

Other income includes interest on past due invoices (finance charges) for TOG and Combine members who have not paid for their respective purchases in a timely manner.  Interest expense relates to payments made under our Credit Facility with M&T, and payments on our related party debt (the debt associated with the purchase financing with the previous owner and current President of Combine).

Franchise Segment

	For the Quarter Ended March 31 (in thousands):
	2010	2009	$ Change	% Change
Net Revenues:
Royalties	$1,485	$1,490	$(5)	(0.3%)
Franchise and other related fees	80	71	9	12.7%
Net revenues	1,565	1,561	4	0.3%
Selling, General and Administrative Expenses:
Salaries and related benefits	284	421	(137)	(32.5%)
Professional fees	186	126	60	47.6%
Franchise meetings	15	81	(66)	(81.5%)
POS installations	23	2	21	1050.0%
Rent and related overhead	86	75	11	14.7%
Bad debt	(20)	21	(41)	(195.2%)
Depreciation and amortization	19	30	(11)	(36.7%)
Other general and administrative costs	23	15	8	53.3%
Total selling, general and administrative expenses	616	771	(155)	(20.1%)
Operating Income	949	790	159	20.1%

Other Income (Expense):
Interest on franchise notes receivable	7	7	-	-
Other income	102	2	100	5000.0%
Interest expense, net	(11)	(14)	3	21.4%
Total other income (expense)	98	(5)	103	2060.0%
Income before provision for income taxes	$1,047	$785	$262	33.4%

Franchise royalties decreased approximately $5,000, or 0.3%, to $1,485,000 for the quarter ended March 31, 2010, as compared to $1,490,000 for the quarter ended March 31, 2009. Franchise sales decreased approximately $741,000, or 3.7%, which led to decreased royalty income.  On average, there were 6 fewer stores in operation during the quarter ended March 31, 2010.  On average, those 6 stores would have generated approximately $23,000 of royalties.  As of March 31, 2010 and 2009, there were 123 and 132 franchised stores in operation, respectively.

Franchise and other related fees (which include initial franchise fees, renewal fees, conversion fees and store transfer fees) increased approximately $9,000, or 12.7%, to $80,000 for the quarter ended March 31, 2010, as compared to $71,000 for the quarter ended March 31, 2009.  This fluctuation was primarily attributable to 5 franchise agreement renewals ($60,000) and 1 new franchise agreements ($20,000) in 2010, as compared to 2 franchise agreement renewals ($20,000), 1 independent store conversions ($10,000), and 2 new franchise agreements ($40,000) in 2009.  In the future, franchise fees are likely to fluctuate depending on the timing of franchise agreement expirations, new store openings, franchise store transfers, and the approval of the Franchise Disclosure Document, which is renewed annually in April.

Operating expenses of the franchise segment decreased approximately $155,000, or 20.1%, to $616,000 for the quarter ended March 31, 2010, as compared to $771,000 for the quarter ended March 31, 2009.  This decrease was partially a result of a decrease in salaries and related benefits of $137,000 due to the reductions and restructuring of personnel as our new CEO reassigned certain job functions to improve the efficiency of our operations in 2010.  Some of these job functions included assigning our franchise field support team to manage individual company stores, which reallocated their salaries and related benefits to such stores.  We also did not exhibit at the Vision Expo East trade show in March 2010, and we do not anticipate having an annual franchise meeting in 2010, expenses that were included in the $81,000 expense incurred in the first quarter of 2009.  Additionally, we settled litigation with a franchisee whose receivables were previously written off, thus creating a bad debt recovery of approximately $35,000 in the first quarter of 2010.  These decreases were offset, in part, by an increase in professional fees of $60,000 mainly due to legal expenses related to the litigation described above as well as discussed below.

Other income (expense) increased approximately $103,000, or 2,060.0%, to income of $98,000 for the quarter ended March 31, 2010, as compared to expense of $5,000 for the quarter ended March 31, 2009, mainly due to the settlement of litigation with a franchisee in January 2010 that generated $60,000 of income and the sale of a franchise location in March 2010 that generated $30,000 of income.

Company Store Segment

	For the Quarter Ended March 31 (in thousands):
	2010	2009	$ Change	% Change
Net Revenues:
Retail sales	$827	$423	$404	95.5%
Exam fees	130	107	23	21.5%
Net revenues	957	530	427	80.6%
Cost of retail sales	193	160	33	20.6%
Gross margin	764	370	394	106.5%
Selling, General and Administrative Expenses:
Salaries and related benefits	370	253	117	46.2%
Rent and related overhead	291	166	125	75.3%
Advertising	67	30	37	123.3%
Other general and administrative costs	39	23	16	69.6%
Total selling, general and administrative expenses	767	472	295	62.5%
Operating Loss	$(3)	$(102)	$99	97.1%

Net revenues for our Company store segment increased approximately $427,000, or 80.6%, to $957,000 for the quarter ended March 31, 2010, as compared to $530,000 for the quarter ended March 31, 2009.  This increase was mainly attributable to more Company-owned store locations open during the comparable periods.  As of March 31, 2010, there were 6 Company-owned stores, as compared to 4 Company-owned stores as of March 31, 2009.  Over the last 12 months, we reacquired 2 Company-owned locations from franchisees due to the termination of such stores’ franchise agreements.  Those 2 stores generated net revenues of approximately $311,000 for the three months ended March 31, 2010.   On a same store basis (for the 4 stores that operated as a Company-owned store during the entirety of both of the quarters ended March 31, 2010 and 2009), comparative net sales increased approximately $87,000, or 16.2%, to $621,000 for the quarter ended March 31, 2010, as compared to $534,000 for the quarter ended March 31, 2009.  The increase was primarily a result of the changes we instituted in January 2010.  Some of the changes included; a) shifting our field support team to include managing at least one company store, b) increased advertising, as noted in the table above, that targeted new customers under the direction of a new ad campaign, c) negotiated rent reductions (many of which occur in the 2nd quarter of 2010 and forward, d) new price points for product, which reduced the per transaction profit margin, but increased the sales volume, and e) more effective and efficient consumer tracking and store personnel training.  We believe that these changes have only started to have a positive impact on earnings and we anticipate that these changes, along with changes to our current optometrist relationships, will continue to lead to increased revenues and income.

The Company-owned store’s gross profit margin increased by 15.7%, to 77.7%, for the quarter ended March 31, 2010, as compared to 62.0% for the quarter ended March 31, 2009.  The increase was due, in part, to some of the changes made in our Company stores as described above, as well as the improvement on gross profit margins with respect to certain vendor programs initiated during the 4th quarter of 2009 that have helped improve our lab/lens costs.  Management continues to work to improve the profit margin through increased training at the Company-store level and improved vendor partnerships, among other things, and anticipates these changes will result in the stabilization in our gross profit margin in the future.  Our gross margin may, however, fluctuate in the future depending upon the extent and timing of changes in the product mix in such stores, competitive pricing, and certain one-time sales promotions.

Operating expenses of the Company store segment increased approximately $295,000, or 62.5%, to $767,000 for the quarter ended March 31, 2010, as compared to $472,000 for the quarter ended March 31, 2009.  This increase was mainly a result of having more Company-owned stores in operation during the quarter ended March 31, 2010 as described above including increased advertising of approximately $37,000.  This offset decreases to individual store expenses as we streamlined certain store payroll coverage to reduce salaries and related benefits.

VisionCare of California Segment

	For the Quarter Ended March 31 (in thousands):
	2010	2009	$ Change	% Change
Net Revenues:
Membership fees	$890	$875	$15	1.7%
Selling, General and Administrative Expenses:
Salaries and related benefits	782	777	5	0.6%
Rent and related overhead	44	39	5	12.8%
Other general and administrative costs	51	44	7	15.9%
Total selling, general and administrative expenses	877	860	17	2.0%
Operating Income	13	15	(2)	(13.3%)

Other Income:
Other income	1	1	-	-
Total other income	1	1	-	-
Income before provision for income taxes	$14	$16	$(2)	(12.5%)

Revenues generated by the Company’s wholly-owned subsidiary, VisionCare of California, Inc. (“VCC”), a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care, increased approximately $15,000, or 1.7%, to $890,000 for the quarter ended March 31, 2010, as compared to $875,000 for the quarter ended March 31, 2009.  This increase was a direct result of a new VCC office that opened in August of 2009, which, on average, generates approximately $22,000 of membership fees each month.  This was offset by a decrease in revenues generated at Site for Sore Eyes franchise locations of approximately $99,000, or 1.9%, from the first quarter of 2009, which led to a decrease in membership fee revenues.

Operating expenses of the VCC segment increased approximately $17,000, or 2.0%, to $877,000 for the quarter ended March 31, 2010, as compared to $860,000 for the quarter ended March 31, 2009.  Most of the individual “line item” expenses for VCC remained consistent quarter over quarter; however, the total increase of $17,000 was mainly due to the new office location described above.

Corporate Overhead Segment

	For the Quarter Ended March 31 (in thousands):
	2010	2009	$ Change	% Change
Selling, General and Administrative Expenses:
Salaries and related benefits	$336	$391	$(55)	(14.1%)
Professional fees	170	123	47	38.2%
Insurance	38	82	(44)	(53.7%)
Rent and related overhead	64	55	9	16.4%
Depreciation and amortization	26	30	(4)	(13.3%)
Other general and administrative costs	30	4	26	650.0%
Total selling, general and administrative expenses	664	685	(21)	(3.1%)
Operating Loss	(664)	(685)	21	3.1%

Other Income (Expense):
Other income	-	7	(7)	(100.0%)
Total other income	-	7	(7)	(100.0%)
Loss before provision for income taxes	$(664)	$(678)	$14	2.1%

There were no revenues generated by the corporate overhead segment.

Operating expenses decreased approximately $21,000, or 3.1%, to $664,000 for the quarter ended March 31, 2010, as compared to $685,000 for the quarter ended March 31, 2009.  This decrease was partially a result of decreases to salaries and related benefits of $55,000 related to reductions and restructuring of personnel as our new CEO reassigned certain job functions to improve the efficiency of our operations in 2010.  Additionally, we obtained approximately $100,000 of annual premium savings on our Director and Officer’s insurance policy in May 2009.  These decreases were offset, in part, by an increase in professional fees due to additional services provided by our SEC counsel due to increased filing requirements and review of our modified Credit Agreement with M&T.

Use of Non-GAAP Performance Indicators

The following section expands on our financial performance detailing our EBITDA.  EBITDA is calculated as net earnings before interest, taxes, depreciation and amortization.  We refer to EBITDA because it is a widely accepted financial indicator of a company’s ability to service or incur indebtedness.

Management has provided an EBITDA calculation to provide a greater level of understanding of our performance had it not been for certain non-cash charges, many of which were incurred as a result of the acquisitions of Combine and TOG.  These charges, such as depreciation and amortization, and interest expense, are included in selling, general and administrative expenses on the Consolidated Condensed Statements of Income and Comprehensive Income.

EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, is not necessarily indicative of cash available to fund all cash flow needs, should not be considered an alternative to net income or to cash flow from operations (as determined in accordance with Generally Accepted Accounting Principles) and should not be considered an indication of our operating performance or as a measure of liquidity.  EBITDA is not necessarily comparable to similarly titled measures for other companies.

EBITDA Reconciliation

	For the Three Months Ended March 31 (in thousands):
	2010	2009	$ Change	% Change
EBITDA Reconciliation:
Net income	$680	$230	$450	195.7%
Interest	46	57	(11)	(19.3%)
Taxes	50	14	36	257.1%
Depreciation and amortization	139	148	(9)	(6.1%)
EBITDA	$915	$449	$466	103.8%

Liquidity and Capital Resources

As of March 31, 2010, we had a working capital deficit of $1,441,000 and cash on hand of $1,751,000.

During the quarter ended March 31, 2010, cash flows provided by operating activities were $697,000.  This was principally due to the net income and other non-cash expenses totaling $820,000, an increase in optical purchasing group payables of $1,074,000 due to increased optical purchasing group sales during the 1st quarter of 2010, and an increase in accounts payable and accrued liabilities of $272,000 due, in part, to increased Company-store advertising as we focused on obtaining new customers with new forms of media, thus increasing our advertising costs.  This was offset, in part, by an increase in optical purchasing group receivables of $1,193,000, also due to increased optical purchasing group sales, as well as an increase in franchise receivables of $178,000 due to an increase in franchise store sales in March 2010 by approximately $1,000,000 over December 2009.  We hope to continue to improve our operating cash flows through the continued implementation of our Point-of-Sales (“POS”) system to improve the franchise sales reporting process, the addition of new franchise locations, future acquisitions, new vendor programs, and continued efficiencies as it relates to corporate overhead expenses.

For the quarter ended March 31, 2010, cash flows used in investing activities were $94,000 mainly due to the purchase of certain leaseholds improvements, equipment and office furniture related to the relocation of our corporate offices in March 2010.  Management does anticipate certain capital expenditures over the next 12 months, including expenditures to continue to implement the POS system within the Franchise community, due to the relocation of our corporate office in March 2010, and to enhance our technology infrastructure and related internal controls.  Such improvements to the IT infrastructure could include the relocation of Combine’s operations from Florida to New York in June 2010.

For the quarter ended March 31, 2010, cash used in financing activities was $425,000 mainly due to the payment of our related party borrowings (approximately $27,000) and payments made under our Credit Facility (approximately $350,000).  We entered into a new Credit Agreement with M&T, effective March 31, 2010, which agreement, provided, among other things, that all unpaid principal is due on or before April 30, 2011.  We also executed a $1,000,000 Libor Term Note in favor of M&T, dated as of March 31, 2010, which note committed us to pay twelve equal, monthly principal payments of $83,333, plus interest, by April 30, 2011.  Although we believe that we will be able to make such monthly payments, we currently cannot guarantee that we will be able to do so, nor can we guarantee that we will be able to pay the remaining principal balance due under the Credit Agreement on or before April 30, 2011.  Additionally, we do not know if we will be able to extend or refinance the debt, and cannot guarantee that extending or refinancing the debt will be on terms favorable to us.

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

Credit Facility

On April 14, 2010, we entered into a Non-Revolving Line of Credit Note and Credit Agreement (the “Credit Facility”) with M&T, effective as of March 31, 2010, to extend, reduce, modify, convert to non-revolving and restate a Revolving Line of Credit Note and Credit Agreement entered into with M&T on August 8, 2007 (the “Original Credit Agreement”), that established a revolving credit facility for aggregate borrowings of up to $6,000,000 and that was subsequently amended on November 14, 2008, April 1, 2009 and November 11, 2009, which amendments, among other things, reduced the credit facility to $5,750,000.  The Credit Facility has been extended to April 30, 2011, and further reduces the credit facility, by the $1,000,000 being refinanced and amortized under the Term Note (as defined below), to $4,251,921.13, inclusive of a Letter of Credit sublimit of $745,067.68 and outstanding borrowings of $3,506,854.45, which are repayable, interest only, on a monthly basis, commencing on the first day of each month during the term of the Restated Credit Agreement, calculated at the variable rate of 350 basis points in excess of LIBOR with a minimum rate of 4.5%.  All unpaid principal is due on April 30, 2011.

On April 14, 2010, we also executed a $1,000,000 Libor Term Note (the “Term Note”) in favor of M&T, effective as of March 31, 2010, which provides for twelve equal, monthly principal payments of $83,333 plus interest due on the last day of each month during the term of the Term Note, which matures on April 30, 2011.  The interest is calculated at the variable rate of 350 basis points in excess of LIBOR (unless converted by M&T to a base rate) with a minimum rate of 4.5%.

In connection with the Credit Facility, M&T waived non-compliance of our financial covenants contained in the Original Credit Agreement, as amended, with respect to affirmative covenants for the fourth quarter of 2009, and replaced them with the new financial covenants set forth in the Credit Facility, including minimum net worth to be tested quarterly, commencing March 31, 2010, and annually at December 31, 2010, minimum EBITDA to be tested quarterly, commencing June 30, 2010, and annually at December 31, 2010 and no net losses to be tested quarterly, commencing March 31, 2010.

In order to secure repayment of our aggregate borrowings made under the Restated Credit Agreement and the Term Note, (1) we and certain of our subsidiaries, Combine Buying Group, Inc. (“Combine”), OG Acquisition, Inc. (“OG Acquisition”) and 1725758 Ontario Inc. d/b/a The Optical Group (“Ontario”), (a) reaffirmed the respective Security Agreements with M&T in connection with the Original Credit Agreement, pursuant to which the Company, Combine, OG Acquisition and Ontario granted M&T a security interest in substantially all of our respective assets and (b) reaffirmed our respective Guarantees in connection with the Original Credit Agreement, pursuant to which Combine, OG Acquisition and Ontario guaranteed the performance of our obligations to M&T; (2) the Company and OG Acquisition reaffirmed our respective Assignment Agreements in connection with the Original Credit Agreement, pursuant to which the Company and OG Acquisition (a) assigned to M&T all of our right, title and interest to our respective franchisee documents and proceeds due under such documents, (b) assigned to M&T all of our respective rents and subleases, (c) granted to M&T a security interest in all of our respective trademarks and (d) granted M&T a security interest in substantially all of our respective assets; (3) VCC executed a Continuing Guaranty, pursuant to which VCC guaranteed the performance of our obligations to M&T with respect to the Restated Credit Agreement; (4) all of our subsidiaries, except for Combine, OG Acquisition, Ontario and VCC, executed a Continuing Guaranty, pursuant to which each such subsidiary guaranteed the performance of our obligations to M&T with respect to the Credit Facility; (5) VCC executed a General Security Agreement, pursuant to which VCC granted M&T a security interest in substantially all of its assets; (6) the Company, Ontario and M&T executed a United States Trademark Collateral Assignment and Security Agreement, pursuant to which the Company and Ontario granted M&T a security interest in all of our respective trademarks; and (7) we entered into with M&T (a) an Absolute Assignment of Franchisee Notes and Proceeds Due, pursuant to which we assigned to M&T all of our right, title and interest to the franchisee documents and proceeds due under such documents, and (b) an Assignment of Rents and Subleases, pursuant to which we assigned to M&T all of our rents and subleases.

In connection with the Term Note, we paid $200,000 to M&T on March 31, 2010 to reduce the outstanding borrowings.

As of March 31, 2010, we had total outstanding borrowings of $4,506,854 under the Credit Facility, of which $1,000,000 was included in Short-term Debt and $3,506,854 was included in Long-term Debt on the accompanying Consolidated Condensed Balance Sheet.  The Credit Facility also included various financial covenants as of December 31, 2010 including minimum net worth, maximum funded debt and debt service ratio requirements.  In connection with the modified Credit Agreement, new financial covenants were established including minimum net worth to be met quarterly, effective March 31, 2010, and no net losses to be tested quarterly, effective March 31, 2010.  As of March 31, 2010, we were in compliance with these covenants.

We are no longer able to borrow under additional amounts persuant to the terms of the modified Credit Facility.  As such, we are currently exploring and will continue to explore certain options available to us including refinancing such debt, prior to April 2011.  We may not be able to extend or refinance the debt, and we cannot guarantee that extending or refinancing the debt will be on terms favorable to us.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing or unconsolidated variable interest entities, with the exception of certain guarantees on leases.  We refer the reader to the Notes to the Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report for information regarding our lease guarantees.

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

Management’s estimate of the allowances on receivables is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts.  To the extent that actual bad debts differed from management's estimates by 10 percent, consolidated net income would be an estimated $2,000 and $3,000 higher/lower for the three months ended March 31, 2010, and 2009, respectively, depending upon whether the actual write-offs are greater or less than estimated.

Management’s estimate of the valuation allowance on deferred tax assets is based on whether it is more likely than not that our net operating loss carry-forwards will be utilized.  Factors that could impact estimated utilization of our net operating loss carry-forwards are the success of its stores and franchisees, and the optical purchasing groups, our operating efficiencies and the effects of Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred, or could occur in the future.  To the extent that management lowered its valuation allowance on deferred tax assets by 10 percent, consolidated net income would be an estimated $1,463,000 and $1,460,000 higher/lower for the quarters ended March 31, 2010 and 2009, respectively.

We recognize revenues in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”  Accordingly, revenues are recorded when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed or determinable, and collectability is reasonably assured.  To the extent that collectability of royalties and/or interest on franchise notes is not reasonably assured, we recognize such revenues when the cash is received.  To the extent that revenues that were recognized on a cash basis were recognized on an accrual basis, consolidated net income would be an estimated $14,000 and $52,000 higher for the three months ended March 31, 2010 and 2009, respectively.

Management’s performs an annual impairment analysis to determine the fair value of goodwill and certain intangible assets.  In determining the fair value of such assets, management uses a variety of methods and assumptions including a discounted cash flow analysis along with various qualitative tests.  To the extent that management needed to impair its goodwill or certain intangible assets by an additional 10 percent, consolidated net income would be an estimated $644,000 and $732,000 lower for the three months ended March 31, 2010 and 2009, respectively.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

March 2010, Shoppes At Isla Verde, LTD. commenced in action against us and our subsidiary, Sterling Vision of Royal Palm Beach, Inc., in the circurt court of the state of Florida, Palm Beach County, alleging, among other things, that we breached our obligations under our lease for the former  Sterling Optical store located in Wellington, Florida.  We believe that we have a meritorious defense to such action.  As of the date hereof, these proceeding were in discovery stage.  Although we have recorded an accrual for probably losses in the event we are held liable in respect to plantiffs claims, we do not believe that any such loss in reasonably possible, or, if there is a loss, we do not believe that it is reasonable possible that such loss would exceeded the amount recorded.

Item 1a. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

2.1
Asset Purchase Agreement, dated September 26, 2006, among Emerging Vision, Inc., COM Acquisition, Inc., Combine Optical Management Corp. and Neil Glachman (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q, dated November 14, 2006)

3.1
Restated Certificate of Incorporation of Sterling Vision, Inc., filed on December 20, 1995 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1995)

3.2
Amended and Restated By-Laws of Sterling Vision, Inc., dated December 18, 1995 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1995)

3.3
Certification of Amendment of the Certificate of Incorporation of Sterling Vision, Inc., filed on January 26, 2000 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, Securities and Exchange Commission (“SEC”) File Number 001-14128, Film Number 03630359)

3.4
Certification of Amendment of the Certificate of Incorporation of Sterling Vision, Inc., filed on February 8, 2000 (incorporated by reference to Exhibit 10.94 to the Company’s Current Report on Form 8-K, dated February 8, 2000, SEC File Number 001-14128, Film Number 03630359)

3.5
Certification of Amendment of the Certificate of Incorporation of Sterling Vision, Inc., filed on February 10, 2000 (incorporated by reference to Exhibit 10.96 to the Company’s Current Report on Form 8-K, dated February 8, 2000, SEC File Number 001-14128, Film Number 03630359)

3.6
Certification of Amendment of the Certificate of Incorporation of Sterling Vision, Inc., filed on April 17, 2000 (incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, SEC File Number 001-14128, Film Number 03630359)

3.7
Certification of Amendment of the Certificate of Incorporation of Emerging Vision, Inc., filed on July 15, 2002 (incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, SEC File Number 001-14128, Film Number 03630359)

3.8
First Amendment to Amended and Restated By-Laws of Emerging Vision, Inc., dated November 13, 2003 (incorporated by reference to Exhibit 3.8 to the Company’s Current Report on Form 8-K, dated December 31, 2003)

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-98368)

4.2
Form of Warrant issued to Subject Shareholders in connection with Settlement Agreements (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.1
Non-Revolving Line of Credit Note and Credit Agreement, dated as of March 31, 2010, executed by Emerging Vision, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated April 14, 2010)

10.2
LIBOR Term Note, dated as of March 31, 2010, executed by Emerging Vision, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated April 14, 2010)

10.3
Limited Waiver and Amendment, dated as of March 31, 2010, by and among Manufacturers and Traders Trust Company, Emerging Vision, Inc. and subsidiaries of Emerging Vision, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated April 14, 2010)

10.4
Letter of Reaffirmation of General Security Agreement, dated as of March 31, 2010, executed by Emerging Vision, Inc., Combine Buying Group, Inc., OG Acquisition, Inc., 1725758 Ontario Inc. d/b/a The Optical Group in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated April 14, 2010)

10.5
Letter of Reaffirmation of Guaranty, dated as of March 31, 2010, by and between Combine Buying Group, Inc., OG Acquisition, Inc., 1725758 Ontario Inc. d/b/a The Optical Group in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated April 14, 2010)

10.6
Letter of Reaffirmation of Absolute Assignment of Franchise Notes and Proceeds Due, Assignment of Rents and Subleases, Pledge Agreement and Assignment and United States Trademark Collateral Assignment and Security Agreement, dated as of March 31, 2010, executed by Emerging Vision, Inc. and OG Acquisition, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, dated April 14, 2010)

10.7
Continuing Guaranty, dated as of March 31, 2010, executed by Visioncare of California in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, dated April 14, 2010)

10.8
Continuing Guaranty, dated as of March 31, 2010, executed by certain subsidiaries of Emerging Vision, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, dated April 14, 2010)

10.9
General Security Agreement, dated as of March 31, 2010, executed by Visioncare of California in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, dated April 14, 2010)

10.10
United States Trademark Collateral Assignment and Security Agreement, dated as of March 31, 2010, executed by Emerging Vision, Inc. and 1725758 Ontario Inc. d/b/a The Optical Group in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, dated April 14, 2010)

10.11
Absolute Assignment of Franchise Notes and Proceeds Due, dated as of March 31, 2010, executed by Emerging Vision, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, dated April 14, 2010)

10.12
Assignment of Rents and Subleases, dated as of March 31, 2010, executed by certain subsidiaries of Emerging Vision, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, dated April 14, 2010)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

EMERGING VISION, INC.
(Registrant)

BY:
/s/Glenn Spina
Glenn Spina
Chief Executive Officer
(Principal Executive Officer)

BY:
/s/Brian P. Alessi
Brian P. Alessi
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 17, 2010