Form 10-Q
period 2010-06-30
EMERGING VISION INC
filed 2010-08-16
CIK 1002554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010
OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________

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
Yes X	No _

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

As of August 16, 2010, there were 125,292,806 outstanding shares of the Issuer’s Common Stock, par value $0.01 per share.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands, Except Share Data)
ASSETS	June 30,	December 31,
	2010	2009
	(unaudited)
Current assets:
Cash and cash equivalents	$1,349	$1,576
Franchise receivables, net of allowance of $179 and $188, respectively	1,849	1,665
Optical purchasing group receivables, net of allowance of $154 and $155, respectively	6,166	4,594
Other receivables, net of allowance of $47 and $15, respectively	291	237
Current portion of franchise notes receivable, net of allowance of $42	242	221
Inventories, net	342	309
Prepaid expenses and other current assets	376	447
Deferred tax assets	171	276
Total current assets	10,786	9,325

Property and equipment, net	779	872
Franchise notes receivable	366	290
Deferred tax asset, net of current portion	614	534
Goodwill	3,651	3,651
Intangible assets, net	2,747	2,839
Other assets	272	238
Total assets	$19,215	$17,749

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,530	$4,564
Optical purchasing group payables	5,703	4,336
Put option liability – related party	700	700
Short-term debt	4,122	1,116
Related party obligations	338	334
Total current liabilities	15,393	11,050

Long-term debt	27	3,792
Related party borrowings, net of current portion	25	83
Franchise deposits and other liabilities	280	262
Total liabilities	15,725	15,187

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized: Senior Convertible Preferred Stock, $100,000 liquidation preference per share; 0.74 shares issued and outstanding	74	74
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 125,475,143 and 128,992,938 shares issued, respectively, and 125,292,806 and 128,810,601 shares outstanding, respectively	1,254	1,289
Additional paid-in capital	128,059	128,024
Accumulated comprehensive loss	(328)	(150)
Accumulated deficit	(125,365)	(126,471)
Treasury stock, at cost, 182,337 shares	(204)	(204)
Total shareholders' equity	3,490	2,562
Total liabilities and shareholders' equity	$19,215	$17,749

The accompanying notes are an integral part of these consolidated condensed financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited) (In Thousands, Except Per Share Data)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Revenues:
Optical purchasing group sales	$15,105	$14,062	$28,012	$25,365
Franchise royalties	1,386	1,410	2,871	2,900
Membership fees – VisionCare of California	891	872	1,781	1,747
Retail sales – Company-owned stores	684	500	1,633	1,030
Franchise related fees and other revenues	153	65	241	143
Total revenues	18,219	16,909	34,538	31,185

Costs and operating expenses:
Cost of optical purchasing group sales	14,454	13,469	26,712	24,254
Cost of retail sales – Company-owned stores	218	99	411	259
Selling, general and administrative expenses	3,065	3,371	6,306	6,451
Total costs and operating expenses	17,737	16,939	33,429	30,964

Operating income (loss)	482	(30)	1,109	221

Other (expense) income:
Interest on franchise notes receivable	8	6	15	13
Other income, net	24	15	166	58
Interest expense, net	(58)	(58)	(104)	(115)
Total other (expense) income	(26)	(37)	77	(44)

Income (loss) before provision for (benefit from) income taxes	456	(67)	1,186	177
Provision for (benefit from) income taxes	30	(3)	80	11
Net income (loss)	426	(64)	1,106	166

Comprehensive income (loss):
Foreign currency translation adjustments	(175)	(264)	(178)	54
Comprehensive income (loss)	$251	$(328)	$928	$220

Net income (loss) per share:
Basic and diluted	$0.00	$(0.00)	$0.01	$0.00

Weighted-average number of common shares outstanding:
Basic	128,666	125,293	128,738	125,293
Diluted	128,749	125,293	128,862	125,560

The accompanying notes are an integral part of these consolidated condensed financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in Thousands)
	For the Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$1,106	$166
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	275	321
Provision for doubtful accounts	21	183
Deferred tax assets	25	-
Loss on the sale of property and equipment	22	-
Disposal of property and equipment	-	15
Changes in operating assets and liabilities:
Franchise and other receivables	(275)	(47)
Optical purchasing group receivables	(1,556)	(1,831)
Notes receivable	(97)	(47)
Inventories	(33)	(22)
Prepaid expenses and other current assets	71	(41)
Other assets	(4)	(35)
Accounts payable and accrued liabilities	(34)	(346)
Optical purchasing group payables	1,367	1,652
Franchise deposits and other liabilities	18	(34)
Net cash provided by (used in) operating activities	906	(66)

Cash flows from investing activities:
Settlement on accounts payable related to enhancing trademark value	-	102
Proceeds from sale of Company-owned store	50	-
Costs associated with enhancing trademark value	-	(98)
Purchases of property and equipment	(132)	(18)
Net cash used in investing activities	(82)	(14)

Cash flows from financing activities:
Costs associated with extending credit facility	(60)	-
Borrowings under credit facility	-	150
Payments under credit facility	(750)	(500)
Payments on related party obligations and other debt	(63)	(58)
Net cash used in financing activities	(873)	(408)
Net decrease in cash before effect of foreign exchange rate changes	(49)	(488)
Effect of foreign exchange rate changes	(178)	54
Net decrease in cash and cash equivalents	(227)	(434)
Cash and cash equivalents – beginning of period	1,576	2,090
Cash and cash equivalents – end of period	$1,349	$1,656
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$98	$102
Income taxes	$26	$16
Notes receivable in connection with franchisee settlement (inclusive of all franchise related receivables)	$113	$95

The accompanying notes are an integral part of these consolidated condensed financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION:

Business

Emerging Vision, Inc. and subsidiaries (collectively, the “Company” or “EVI”) operates one of the largest chains of retail optical stores and one of the largest franchise optical chains in the United States, based upon management’s beliefs, domestic sales and the number of locations of Company-owned and franchised stores (collectively “Sterling Stores”).  The Company also targets retail optical stores within the United States and within Canada to become members of its two optical purchasing groups, Combine Buying Group, Inc. (“Combine” or “COM”) and The Optical Group (“TOG”).  Additionally, the Company operates VisionCare of California, Inc. (“VCC”), a wholly owned subsidiary that is a specialized health care maintenance organization licensed by the State of California, Department of Managed Health Care.  VCC employs licensed optometrists who render services in offices located immediately adjacent to, or within, most Sterling Stores located in California.

As of June 30, 2010, there were 129 Sterling Stores in operation, consisting of 6 Company-owned stores (inclusive of one store operated by a third party pursuant to a management agreement) and 123 franchised stores, 755 COM members that made one or more purchases in June 2010, and 554 TOG members that made one or more purchases in June 2010.

Principles of Consolidation

The Consolidated Condensed Financial Statements include the accounts of Emerging Vision, Inc. and its operating and non-operating subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statement presentation.  In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included.  All such adjustments are of a normal recurring nature.  This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

As of June 30, 2010, the Company had a working capital deficit of approximately $4,607,000 and an accumulated deficit of approximately $125,365,000.  The Company's working capitcal is not sufficient for the Company to conduct its short and long-term business operations.  These factors indicate that the Company may be unable to continue as a going concern if it is unsuccessful in extending its Credit Facility or if the Company is unable to find alternative means of financing.  If the Company is unable to extend the Credit Facility and unable to obtain additional or alternative debt or equity financing, the Company will have to seek additional debt or equity financing to fund its operations.  The Company is currently seeking new business opportunities that might, if successful, mitigate these factors.  The Company's plans include the following: (1) obtaining additional capital from the sale of certain of the Company's assets; (2) obtaining financing from various financial institutions, where possible; and (3) negotiating a long-term extension with M&T Bank on the Company's Credit Facility.  The Company has no current commitments or arrangements with respect to, or immediate sources of funding.  Further, there can be no assurances that funding is available or available to the Company on acceptable terms.  The Company's inability to obtain funding could have a materially adverse affect on the Company's plan of operations and will continue to diminish the Company's efforts and burden operating cash flow.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition

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

Retail sales – Company-owned stores – Represents sales from eye-care products and related services generated at Company-owned stores;

Membership fees – VisionCare of California – Represents membership fees generated by VCC, a wholly owned subsidiary of the Company, for optometric services provided to individual patients (members).

Franchise related fees and other revenues – Represents certain franchise fees collected by the Company under the terms of franchise agreements (including, but not limited to, initial franchise, transfer, renewal and conversion fees).  Initial franchise fees, which are non-refundable, are recognized when the related franchise agreement is signed.  For the three months ended June 30, 2010 and 2009, the Company recognized $50,000 and $69,000, respectively, of such franchise related fees.  For the six months ended June 30, 2010 and 2009, the Company recognized $130,000 and $140,000, respectively, of such franchise related fees.

Comprehensive Income

Comprehensive income is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners.  The Company’s only comprehensive income item is the cumulative translation adjustment arising from the translation of foreign currency denominated financial statements.

Foreign Currency Translation

The financial position and results of operations of TOG were measured using TOG’s local currency (Canadian Dollars) as the functional currency.  Balance sheet accounts are translated from the foreign currency into U.S. Dollars at the period-end rate of exchange.  Income and expenses are translated at the weighted average rates of exchange for the period.  The resulting $175,000 and $264,000 translation loss from the conversion of Canadian Dollars to U.S. Dollars is included as a component of Comprehensive Income for the three months ended June 30, 2010 and 2009, respectively, and the resulting $178,000 translation loss and $54,000 translation gain from the conversion of Canadian Dollars to U.S. Dollars is included as a component of Comprehensive Income for the six months ended June 30, 2010 and 2009, respectively.  Each of the translation adjustments are recorded directly to accumulated comprehensive loss within the Consolidated Condensed Balance Sheets.

Income Taxes

The Company accounts for income taxes under the liability method as required by GAAP.  Under the liability method the income tax effect of transactions are recorded in the same year that the transactions occur to determine net income, regardless of when the transactions are recognized for tax purposes.  Deferred taxes are provided to reflect the income tax effects of amounts included in the Company’s financial statements in different periods than for tax purposes, based on the differences between the financial statement and income tax basis of assets and liabilities.

GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur.  Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that will likely be sustained under examination.  There were no adjustments related to uncertain tax positions recognized during the six months June 30, 2010 and 2009, respectively.

The Company operates in multiple tax jurisdictions within the United States of America and Canada.  Although management does not believe that the Company is currently under examination in any major tax jurisdiction in which it operates, the Company remains subject to examination in all of those tax jurisdictions until the applicable statutes of limitation expire.  As of June 30, 2010, a summary of the tax years that remains subject to examination in the Company’s major tax jurisdictions are:  United States – Federal and State – 2006 and forward; and Canada – Federal and Provincial – 2005 and forward.  The Company does not expect to have a material change to unrecognized tax positions within the next twelve months.

The provision for income taxes for the three and six months ended June 30, 2010 and 2009 reflects the Company’s estimated utilization of net operating loss carryforwards resulting in an effective tax rate that is lower than the federal and state statutory income tax rate.

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

NOTE 3 – PER SHARE INFORMATION:

Basic earnings per share of common stock (“Basic EPS”) is computed by dividing the net income by the weighted-average number of shares of common stock outstanding.  Diluted earnings per share of common stock (“Diluted EPS”) is computed by dividing the net income by the weighted-average number of shares of common stock, and dilutive common stock equivalents and convertible securities then outstanding.  GAAP requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Consolidated Condensed Statements of Income and Comprehensive Income.  Common stock equivalents totaling 21,940,519 and 22,485,311 were excluded from the computation of Diluted EPS for the three and six months ended June 30, 2010 and 2009, respectively, as their effect on the computation of Diluted EPS would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information (in thousands except net income per share):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss):	$426	$(64)	$1,106	$166

Denominator:
Weighted-average shares of common stock outstanding	128,666	125,293	128,738	125,293
Dilutive effect of stock options, warrants and restricted stock	83	-	124	267
Weighted-average shares of common stock outstanding, assuming dilution	128,749	125,293	128,862	125,560

Net income (loss) per share:
Basic and diluted	$0.00	$(0.00)	$0.01	$0.00

NOTE 4 – CREDIT FACILITY:

On August 8, 2007, the Company entered into a Revolving Line of Credit Note and Credit Agreement  with Manufacturers and Traders Trust Company (“M&T”), establishing a revolving credit facility (the “Credit Facility”), for aggregate borrowings of up to $6,000,000, which was subsequently amended on November 11, 2009 to $5,750,000. On March 31, 2010, the Company extended and modified the Credit Facility and entered into a Non-Revolving Line of Credit Note and Credit Agreement (the “Credit Agreement”), which is secured by substantially all of the assets of the Company. The Credit Agreement expires on April 30, 2011. The Credit Agreement includes a Letter of Credit limit of $745,067, of which the Company is utilizing the entire $745,067 to hold letters of credit in favor of two key vendors of Combine to ensure payment of any outstanding invoices not paid by Combine, as well as in favor of the landlord of the Company’s corporate office for the rent security deposit. Additionally, the Company had outstanding borrowings of $3,356,854 as of June 30, 2010, which is repayable, interest only, on a monthly basis, commencing on the first day of each month during the term of the Credit Facility, calculated at the variable rate of three hundred fifty (350) basis points in excess to LIBOR with a minimum rate of 4.5%, with all unpaid principal due on April 30, 2011.

The Company also executed a $1,000,000 Libor Term Note (the “Term Note”) in favor of M&T, dated as of March 31, 2010, which provides for twelve equal, monthly principal payments of $83,333, plus interest, due on the last day of each month during the term of the Term Note, which matures on April 30, 2011. The interest is calculated at the variable rate of three hundred fifty (350) basis points in excess of LIBOR (unless converted by M&T to a base rate) with a minimum rate of 4.5%. In connection with the Term Note, the Company paid $200,000 to M&T on March 31, 2010 to reduce the outstanding borrowings and paid $250,000 during the second quarter of 2010 to reduce the principal balance due on the Term Note to $750,000 as of June 30, 2010.

On June 17, 2010, the Company and M&T amended the Credit Facility in which M&T released its second lien security interest in the assets of Combine until such time as Combine’s existing indebtedness to Combine Optical Management Corporation (the “COMC Indebtedness”) is satisfied or otherwise terminated.  In consideration of such release, the Company paid $150,000 towards the Line of Credit balance and agreed to make an additional payment of $150,000 to be applied towards the Line of Credit balance on September 1, 2010.  Pursuant to the amendment,upon satisfaction or termination of the COMC Indebtedness, Combine agreed to grant M&T a first lien security interest in all of its assets.

As of June 30, 2010, the Company had outstanding borrowings of $4,106,854 under the Credit Facility, of which the entire amount is included in Short-term Debt on the accompanying Consolidated Condensed Balance Sheet. The Credit Facility also included various financial covenants as of December 31, 2010 including minimum net worth, maximum funded debt and debt service ratio requirements. In connection with the modified Credit Agreement, new financial covenants were established including to (i) maintain a minimum net worth to be met quarterly, effective March 31, 2010; (ii) have no net losses to be tested quarterly, effective March 31, 2010;  and (iii) attain a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $500,000 for the three month period ended June 30, 2010.  As of June 30, 2010, the Company was in compliance with all such covenants.

The Company is no longer able to borrow additional amounts under the terms of modified Credit Agreement. As  such, the Company is currently exploring and willing to continue to explore certain options available to it including refinancing such debt prior to April 2011. The Company may not be able to extend or refinance the debt, and it cannot guarantee that extending or refinancing the debt will be on terms favorable to the Company.

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

(1) The Optical Purchasing Group Business segment consists of the operations of Combine and TOG.  Revenues generated by this segment represent the sale of products and services, at discounted pricing, to Combine and TOG members.  The businesses in this segment are able to use their membership count to get better discounts from vendors than a member could obtain on its own.  Expenses include direct costs for such products and services, salaries and related benefits, depreciation and amortization, interest expense on financing these acquisitions, and allocated overhead.

(2) The Franchise segment consists of 123 franchise locations as of June 30, 2010 and 130 locations as of June 30, 2009.  Revenues generated by this segment represent royalties on the total sales of the franchise locations, other franchise related fees such as initial franchise, transfer, renewal and conversion fees, additional royalties in connection with franchise store audits, and interest charged on franchise financing.  Expenses include the salaries and related benefits/expenses of the Company’s franchise field support team, corporate office salaries and related benefits, convention and trade show expenses, consulting fees, and allocated overhead.

(3) The Company Store segment consists of six Company-owned retail optical stores as of June 30, 2010 (inclusive of one store operated by a third party pursuant to a management agreement) and six stores as of June 30, 2009 (also inclusive of one store operated by a third party pursuant to a management agreement).  Revenues generated by these stores are from sales of eye care products and services including prescription and non-prescription eyeglasses, eyeglass frames, ophthalmic lenses, contact lenses, sunglasses and a broad range of ancillary items.  Expenses include the direct costs for the eye care products, doctor and store staff salaries and related benefits, rent, advertising, and allocated overhead.

(4) The VisionCare of California segment consists of optometric services provided to patients (members) of those franchise retail optical stores located in the state of California.  Revenues consist of membership fees generated for optometric services provided to individual patients (members).  Expenses include salaries and related benefits for the doctors that render such optometric services, and allocated overhead.

(5) The Corporate Overhead segment consists of expenses not allocated to one of the other segments.  There are no revenues generated by this segment.  Expenses include costs associated with being a publicly traded company (including salaries and related benefits, professional fees, regulatory compliance, board of director fees, and director and officer insurance), other salaries and related benefits, rent, other professional fees, and depreciation and amortization.

(6) The Other segment includes revenues and expenses from other business activities that do not fall within one of the other reportable segments.  Revenues generated by this segment consist of the sales of contact lenses from a retail, limited access facility the Company operates which is located within another retail optical center.  Revenues generated by this segment also include the sales of eye care products and services, as described in the Company Store segment above, within transitional locations.  Transitional locations could include a Company-owned location that is being sold to a Franchisee or a Franchise-owned location that is being taken back by the Company.  These locations are in a transition period where operations are being wound down or built up and therefore would be improperly compared to stores in the other reportable segments.  Expenses include the direct costs for such eye care products, doctor and store staff salaries and related benefits, rent, advertising, and allocated overhead.

Certain business segment information is as follows (in thousands):

	As of June 30, 2010	As of December 31, 2009
	(unaudited)
Total Assets:
Optical Purchasing Group Business	$12,370	$11,161
Franchise	5,166	4,915
Company Store	775	655
VisionCare of California	574	630
Corporate Overhead	323	386
Other	7	2
Total assets	$19,215	$17,749

Total Goodwill:
Optical Purchasing Group Business	$2,385	$2,385
Franchise	1,266	1,266
Company Store	-	-
VisionCare of California	-	-
Corporate Overhead	-	-
Other	-	-
Total goodwill	$3,651	$3,651

Total Intangible Assets:
Optical Purchasing Group Business	$1,793	$1,885
Franchise	954	954
Company Store	-	-
VisionCare of California	-	-
Corporate Overhead	-	-
Other	-	-
Total intangible assets	$2,747	$2,839

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net Revenues:
Optical Purchasing Group Business	$15,105	$14,062	$28,012	$25,365
Franchise	1,436	1,479	3,001	3,040
VisionCare of California	891	872	1,781	1,747
Company Store	684	500	1,633	1,030
Corporate Overhead	-	-	-	-
Other	103	(4)	111	3
Net revenues	$18,219	$16,909	$34,538	$31,185
Income (loss) before (Benefit from) Provision for Income Taxes:
Optical Purchasing Group Business	$277	$158	$613	$382
Franchise	925	486	1,979	1,189
VisionCare of California	(1)	12	13	28
Company Store	(35)	(133)	(28)	(234)
Corporate Overhead	(672)	(585)	(1,342)	(1,189)
Other	(38)	(5)	(49)	1
Income (loss) before (benefit from) provision for income taxes	$456	$(67)	$1,186	$177

Depreciation and Amortization:
Optical Purchasing Group Business	$70	$77	$143	$153
Franchise	14	63	33	124
VisionCare of California	7	6	11	11
Company Store	14	27	30	33
Corporate Overhead	22	-	49	-
Other	9	-	9	-
Total depreciation and amortization	$136	$173	$275	$321

Interest Expense, Net:
Optical Purchasing Group Business	$47	$45	$82	$88
Franchise	4	13	8	27
VisionCare of California	-	-	-	-
Company Store	-	-	-	-
Corporate Overhead	7	-	14	-
Other	-	-	-	-
Total interest expense, net	$58	$58	$104	$115

Capital Expenditures:
Optical Purchasing Group Business	$-	$-	$8	$-
Franchise	-	2	4	8
VisionCare of California	-	-	-	-
Company Store	30	-	36	3
Corporate Overhead	8	1	84	7
Other	-	-	-	-
Total capital expenditures	$38	$3	$132	$18

Geographic Information

The Company also operates in two separate geographic areas; the United States and Canada.  Certain geographic information is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net Revenues:
United States	$6,860	$6,652	$13,572	$13,102
Canada	11,359	10,257	20,966	18,083
Net revenues	$18,219	$16,909	$34,538	$31,185

Income (Loss) before (Benefit from) Provision for Income Taxes:
United States	$207	$(289)	$614	$(305)
Canada	249	222	572	482
Income (loss) before (benefit from) provision for income taxes	$456	$(67)	$1,186	$177

The geographic information on Canada consists of TOG’s business activities.

Additional geographic information is summarized as follows as of June 30, 2010 (in thousands):

	As of June 30, 2010	As of December 31, 2009
	(unaudited)
Total Assets:
United States	$14,583	$14,195
Canada	4,632	3,554
Total assets	$19,215	$17,749

Total Goodwill:
United States	$3,651	$3,651
Canada	-	-
Total goodwill	$3,651	$3,651

Total Intangible Assets, net:
United States	$2,747	$2,839
Canada	-	-
Total intangible assets, net	$2,747	$2,839

Additional geographic information is summarized as follows for the three and six months ended June 30, 2010 and 2009 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Depreciation and Amortization:
United States	$136	$170	$275	$315
Canada	-	3	-	6
Total depreciation and amortization	$136	$173	$275	$321

Interest Expense, net:
United States	$58	$58	$104	$115
Canada	-	-	-	-
Interest expense, net	$58	$58	$104	$115

Capital Expenditures:
United States	$38	$3	$132	$18
Canada	-	-	-	-
Capital expenditures	$38	$3	$132	$18

NOTE 6 – COMMITMENTS AND CONTINGENCIES:

Litigation

In March 2010, Shoppes at Isla Verde, Ltd. commenced an action against the Company and its subsidiary Sterling Vision of Royal Palm Beach, Inc., in the Circuit Court of the State of Florida, Palm Beach County, alleging, among other things, that the Company had breached its obligations under its lease for the former Sterling Optical store located in Wellington, Florida.  The Company believes that it has a meritorious defense to such action.  As of the date hereof, these proceedings were in the discovery stage.  The Company has recorded an accrual for probable losses in the event that the Company shall be held liable in respect of plaintiff’s claims, and the Company does not believe that it is reasonably possible that such loss would exceed the amount accrued.

In June 2010, the Company and its subsidiary, Combine Buying Group, Inc. (“Combine”) (collectively referred to as the “Company”) filed an action in the United States District Court for the Southern District of Florida against Neil Glachman (former President of Combine, referred to as “Glachman”), Combine Optical Management Corporation (owned by Glachman, referred to as “COMC”), James Lashenick (former bookkeeper of Combine) and various entities which Glachman (collectively referred to as the “Defendants”) purportedly owns and/or operates.  The Company claims, amongst other things, that (i) Glachman and COMC breached the Asset Purchase Agreement (“APA”); (ii) Glachman breached his Employment Agreement and his common law fiduciary duty of loyalty; and (iii) the various Glachman entities, COMC and Mr. Lashenick aided such breach of fiduciary duty.  The Defendants, in their Answer, asserted defenses to the Company’s claims, and Glachman and COMC asserted counterclaims against the Company, including, amongst others, that the Company (i) breached the Security Agreement executed in connection with the APA; (ii) anticipatorily breached  the APA; and (iii) breached the Employment Agreement with Glachman by terminating him.  The Defendants seek injunctive relief, including monetary damages, assurances of the Company’s obligation of payment on Glachman’s $700,000 Put Option, assurances of the Company’s obligation of payment under the terms of the $225,000 promissory note due October 1, 2010, and costs and attorney fees.  The Company has not recorded an accrual for a loss in this action, as the Company does not believe it is probable that the Company will be held liable in respect of Defendant’s counterclaims, however, the Company has accrued for the $700,000 Put Option and $225,000 promissory note payment, both of which are included in the accompanying Consolidated Condensed Balance Sheets as of June 30, 2010.  The Company believes that it has a meritorious defense to such action.  As of the date hereof, these proceedings were in the discovery stage.

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

Although the Company believes that it has a meritorious defense to the claims asserted against it (and its affiliates), given the uncertain outcomes generally associated with litigation, there can be no assurance that the Company’s (and its affiliates’) defense of such claims will always be successful.

Guarantees

As of June 30, 2010, the Company was a guarantor of certain leases of retail optical stores franchised and subleased to its franchisees.  Such guarantees generally expire one year from the month the rent was last paid.  In the event that all of such franchisees defaulted on their respective subleases, the Company would be obligated for aggregate lease obligations of approximately $2,606,000.  The Company continually evaluates the credit-worthiness of its franchisees in order to determine their ability to continue to perform under their respective subleases.  Additionally, in the event that a franchisee defaults under its sublease, the Company has the right to take over operation of the respective location.

Employment Agreements

The Company entered into an Employment Agreement (the “Spina Employment Agreement”) with Glenn Spina, the Company’s Chief Executive Officer, which began on December 1, 2009 and extends through December 31, 2012.  The Spina Employment Agreement provides for an annual salary of $250,000 and certain other benefits.  Additionally, Mr. Spina will also be eligible for annual bonus compensation of 5% of our EBITDA (earnings before interest, taxes, depreciations and amortization) of greater than $2,000,000 during the associated fiscal year.

In the event the Spina Employment Agreement is terminated by the Company for certain reasons provided for in the Spina Employment Agreement, Mr. Spina shall be entitled to (i) a prorated share of his annual base compensation of $250,000 for the lesser of (x) 6 months or (y) the number of months until the end of the term and (ii) the Performance Bonus (as defined in the Spina Employment Agreement), if any, prorated for the year in which such termination occurs.

Additionally, in connection with the acquisition of Combine, the Company entered into a five-year Employment Agreement (the “Glachman Employment Agreement”) with Neil Glachman.  The Glachman Employment Agreement provides for the payment of an annual salary of $210,000, certain other benefits, and an annual bonus based upon certain financial targets of Combine.  On June 10, 2010, the Company terminated Mr. Glachman’s employment with the Company for “Cause” as defined in the Glachman Employment Agreement.  On June 14, 2010, Mr. Glachman notified the Company that the reasons for his termination were contested.  The Company is currently continuing to pay Mr. Glachman’s salary in accordance with the Glachman Employment Agreement.

NOTE 7 – EQUITY TRANSACTIONS:

Share-Based Compensation

On April 22, 2010, the Compensation Committee (the “Committee”) of the Board of Directors of the Company granted an aggregate of 750,000 stock options to the Company’s non-employee directors, all at an exercise price of $0.10, which was the closing price on the date of grant. The stock options vested immediately and have a ten year term.  However, the stock options are not exercisable until the approval by the Company’s shareholders of the authorization of a sufficient number of shares of common stock to enable the exercise and/or conversion of all options and derivative securities outstanding at the time the increase of shares is authorized, therefore no charges have been recognized.

On April 22, 2010, the Committee also granted an aggregate of 3,000,000 stock options to Glenn Spina, the Company’s Chief Executive Officer (“CEO”), all at an exercise price of $0.10, which was the closing price on the date of grant.  The stock options shall vest to the extent of 1,000,000 shares on January 1, 2011, 1,000,000 shares on January 1, 2012, and 1,000,000 shares on January 1, 2013.  All of these options expire 10 years from the date of grant.  However, the stock options are not exercisable until the approval by the Company’s shareholders of the authorization of a sufficient number of shares of common stock to enable the exercise and/or conversion of all options and derivative securities outstanding at the time the increase of shares is authorized, therefore no charges have been recognized.

Rescission of Stock Options

On June 2, 2010, the Company and its former COO, Myles Lewis, agreed to, and effectuated the rescission of the exercise, by Mr. Lewis (in July 2009), of 804,679 common stock options.  In connection with the rescission transaction, the Company and Mr. Lewis agreed to rescind the exercise at which point Mr. Lewis’ stock option agreement expired.   As a result of such rescission transactions, the Company’s outstanding Common Stock decreased by 804,679 shares.

On June 29, 2010, the Company and its former CEO, Christopher G. Payan, agreed to, and effectuated the rescission of the exercise, by Mr. Payan (in July 2009), of 2,713,116 common stock options.  In connection with the rescission transaction, the Company and Mr. Payan agreed to rescind the exercise and reinstate and modify certain terms of Mr. Payan’s original stock option agreement.  As a result of such rescission transactions, the Company’s outstanding Common Stock decreased by 2,713,116 shares.

NOTE 8 – SUBSEQUENT EVENTS:

The Company has evaluated subsequent events from the balance sheet date through the date the accompanying financial statements became available to be issued.  The following are material subsequent events.

Registration Statement

On July 29, 2010, the Company filed a registration statement on Form S-8, as required under the Securities Act of 1933, as amended, to register an additional 7,208,220 shares of the Company’s common stock, par value $.01 per share (the “Common Stock”), issuable to the former CEO of the Company pursuant to his Option Agreement under the Sterling Vision, Inc. 1995 Stock Incentive Plan.

There were no other significant subsequent events requiring disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

Segment results for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009

Consolidated Segment Results

Our total revenue increased approximately $1,310,000, or 7.7%, to $18,219,000 for the three months ended June 30, 2010, as compared to $16,909,000 for the three months ended June 30, 2009, and increased approximately $3,353,000, or 10.8%, to $34,538,000 for the six months ended June 30, 2010, as compared to $31,185,000 for the six months ended June 30, 2009.  These increases were mainly a result of the increase in Optical Purchasing Group revenues during the comparable periods due to current economic trends in the U.S. and Canadian economies as well as currency fluctuations between the U.S. and Canadian dollars.  Additionally, the Company experienced an increase in the average number of Company-owned stores in operation from four for the six months ended June 30, 2009 compared to six for the six months ended June 30, 2010, which resulted in increased revenues for the Company-stores.

Our total costs, and selling, general and administrative expenses increased approximately $798,000, or 4.7%, to $17,737,000 for the three months ended June 30, 2010, as compared to $16,939,000 for the three months ended June 30, 2009, and increased approximately $2,465,000, or 8.0%, to $33,429,000 for the six months ended June 30, 2010, as compared to $30,964,000 for the six months ended June 30, 2009.  These increases were mainly a result of the increases described above, offset, in part, by various personnel and the related overhead reductions, changes to the product mix and advertising initiatives within the Company-owned locations and decreased costs related to our decision not to exhibit at the two Vision Expo Trade Shows and to not hold an Annual Franchise convention.

Optical Purchasing Group Business Segment

	For the Three Months Ended June 30 (in thousands):
	2010	2009	$ Change	% Change
Net Revenues:
Optical purchasing group sales	$15,105	$14,062	$1,043	7.4%
Cost of optical purchasing group sales	14,454	13,469	985	7.3%
Gross margin	651	593	58	9.8%
Selling, General and Administrative Expenses:
Salaries and related benefits	124	132	(8)	(6.1%)
Depreciation and amortization	70	77	(7)	(9.1%)
Rent and related overhead	62	56	6	10.7%
Credit card and bank fees	36	25	11	44.0%
Professional fees	36	48	(12)	(25.0%)
Bad debt (recovery)	(1)	91	(92)	(101.1%)
Other general and administrative costs	28	4	24	600.0%
Total selling, general and administrative expenses	355	433	(78)	(18.0%)
Operating Income	296	160	136	85.0%

Other Income (Expense):
Other income	28	43	(15)	(34.9%)
Interest expense, net	(47)	(45)	(2)	(4.4%)
Total other expense	(19)	(2)	(17)	(850.0%)
Income before provision for (benefit from) income taxes	$277	$158	$119	75.3%

	For the Six Months Ended June 30 (in thousands):
	2010	2009	$ Change	% Change
Net Revenues:
Optical purchasing group sales	$28,012	$25,365	$2,647	10.4%
Cost of optical purchasing group sales	26,712	24,254	2,458	10.1%
Gross margin	1,300	1,111	189	17.0%
Selling, General and Administrative Expenses:
Salaries and related benefits	236	231	5	2.2%
Depreciation and amortization	143	153	(10)	(6.5%)
Rent and related overhead	123	116	7	6.0%
Professional fees	88	73	15	20.5%
Credit card and bank fees	63	45	18	40.0%
Bad debt (recovery)	(16)	91	(107)	(117.6%)
Other general and administrative costs	35	15	20	133.3%
Total selling, general and administrative expenses	672	724	(52)	(7.2%)
Operating Income	628	387	241	62.3%

Other Income (Expense):
Other income	67	83	(16)	(19.3%)
Interest expense	(82)	(88)	6	6.8%
Total other expense	(15)	(5)	(10)	(200.0%)
Income before provision for (benefit from) income taxes	$613	$382	$231	60.5%

Optical Purchasing Group revenues increased approximately $1,043,000, or 7.4%, to $15,105,000 for the three months ended June 30, 2010, as compared to $14,062,000 for the three months ended June 30, 2009, and increased approximately $2,647,000 or 10.4%, to $28,012,000 for the six months ended June 30, 2010, as compared to $25,365,000 for the six months ended June 30, 2009.  These increases were due to stronger sales generated at The Optical Group (“TOG”) due to increased membership as well as new vendors programs initiated in the first six months 2010.  As of June 30, 2010, there were 554 members that made one or more purchases in June 2010, as compared to 539 members that made one or more purchases in June 2009.  Additionally, we benefited from a favorable fluctuation of the foreign currency exchange rate between the Canadian and U.S. Dollar.  The rate averaged $0.96 USD for every Canadian Dollar during the first six months of 2010, as compared to $0.83 USD for every Canadian Dollar during the first six months of 2009.  Individually, TOG revenues increased approximately $1,102,000, or 10.7%, to $11,359,000 for the three months ended June 30, 2010, as compared to $10,257,000 for the three months ended June 30, 2009, and increased approximately $2,883,000, or 15.9%, to $20,966,000 for the six months ended June 30, 2010, as compared to $18,083,000 for the six months ended June 30, 2009.  Individually, Combine’s revenues decreased approximately $152,000, or 4.0%, to $3,607,000 for the three months ended June 30, 2010, as compared to $3,759,000 for the three months ended June 30, 2009, and decreased approximately $420,000, or 5.8%, to $6,791,000 for the six months ended June 30, 2010, as compared to $7,213,000 for the six months ended June 30, 2009.  These decreases were due to a decrease in membership.  As of June 30, 2010, there were 755 members that made one or more purchases in June 2010, as compared to 818 members that made one or more purchases in June 2009.

Costs of Optical Purchasing Group sales increased approximately $985,000, or 7.3%, to $14,454,000 for the three months ended June 30, 2010, as compared to $13,469,000 for the three months ended June 30, 2009, and increased approximately $2,458,000, or 10.1%, to $26,712,000 for the six months ended June 30, 2010, as compared to $24,254,000 for the six months ended June 30, 2009.  Individually, TOG’s cost of sales increases approximately $1,071,000, or 10.8%, to $11,008,000 for the three months ended June 30, 2010, as compared to $9,937,000 for the three months ended June 30, 2009, and increased approximately $2,768,000, or 15.9%, to $20,206,000 for the six months ended June 30, 2010, as compared to $17,438,000 for the six months ended June 30, 2009.  Individually, Combine’s cost of sales decreased approximately $161,000, or 4.6%, to $3,337,000 for the three months ended June 30, 2010, as compared to $3,494,000 for the three months ended June 30, 2009, and decreased approximately $457,000, or 6.8%, to $6,310,000 for the six months ended June 30, 2010, as compared to $6,763,000 for the six months ended June 30, 2009.  Both of these decreases were a direct result of, and proportionate to, the revenue fluctuations described above.

Selling, general and administrative expenses of the Optical Purchasing Group segment decreased approximately $78,000, or 18.0%, to $355,000 for the three months ended June 30, 2010, as compared to $433,000 for the three months ended June 30, 2009, and decreased approximately $52,000, or 7.2%, to $672,000 for the six months ended June 30, 2010, as compared to $724,000 for the six months ended June 30, 2009.  These decreases were mainly a result of settlements with certain Combine members whose receivables were previously written off, thus creating a bad debt recovery of approximately $16,000 during the first six months of 2010, whereas during the 2nd quarter of 2009, we charged $91,000 to bad debt expense on Combine member receivables that were considered uncollectible as of June 30, 2009.  These decreases were offset, in part, by an increase in professional fees of $15,000 for the six months ended June 30, 2010 as Combine and TOG engaged the services of consultants (at a cost of $10,000 per month) in May 2009 (such engagement expired on April 30, 2010) to enhance vendor programs designed to encourage greater spending by the members while achieving greater profit margins.  Additionally, TOG incurred certain one-time expenses related to the relocation of TOG’s offices at the end of December 2009, and TOG’s total expenses increased due to the exchange rate fluctuations described above.

Other income includes interest on past due invoices (finance charges) for TOG and Combine members who have not paid for their respective purchases in a timely manner.  Interest expense relates to payments made under our Credit Facility with M&T, and payments on our related party debt (the debt associated with the purchase financing with the previous owner and former President of Combine).

Franchise Segment

	For the Three Months Ended June 30 (in thousands):
	2010	2009	$ Change	% Change
Net Revenues:
Royalties	$1,386	$1,410	$(24)	(1.7%)
Franchise and other related fees	50	69	(19)	(27.5%)
Net revenues	1,436	1,479	(43)	(2.9%)
Selling, General and Administrative Expenses:
Salaries and related benefits	211	336	(125)	(37.2%)
Professional fees	149	153	(4)	(2.6%)
Rent and related overhead	55	122	(67)	(54.9%)
Bad debt	38	45	(7)	(15.6%)
POS system installation costs	20	21	(1)	(4.8%)
Depreciation	14	63	(49)	(77.8%)
Convention and trade show expenses	2	91	(89)	(97.8%)
Other general and administrative costs	21	117	(96)	(82.1%)
Total selling, general and administrative expenses	510	948	(438)	(46.2%)
Operating Income	926	531	395	74.4%

Other Income (Expense):
Interest on franchise notes receivable	8	6	2	33.3%
Other expense, net	(5)	(38)	33	86.8%
Interest expense, net	(4)	(13)	9	69.2%
Total other expense	(1)	(45)	44	97.8%
Income before provision for (benefit from) income taxes	$925	$486	$439	90.3%

	For the Six Months Ended June 30 (in thousands):
	2010	2009	$ Change	% Change
Net Revenues:
Royalties	$2,871	$2,900	$(29)	(1.0%)
Franchise and other related fees	130	140	(10)	(7.1%)
Net revenues	3,001	3,040	(39)	(1.3%)
Selling, General and Administrative Expenses:
Salaries and related benefits	494	710	(216)	(30.4%)
Professional fees	336	280	56	20.0%
Rent and related overhead	141	227	(86)	(37.9%)
POS system installation costs	43	24	19	79.2%
Depreciation	33	124	(91)	(73.4%)
Convention and trade show expenses	24	175	(151)	(86.3%)
Other general and administrative costs	55	261	(206)	(78.9%)
Total selling, general and administrative expenses	1,126	1,801	(675)	(37.5%)
Operating Income	1,875	1,239	636	51.3%

Other Income (Expense):
Interest on franchise notes receivable	15	13	2	15.4%
Other income (expense), net	97	(36)	133	369.4%
Interest expense, net	(8)	(27)	19	70.4%
Total other income (expense)	104	(50)	154	308.0%
Income before provision for (benefit from) income taxes	$1,979	$1,189	$790	66.4%

Franchise royalties decreased approximately $24,000, or 1.7%, to $1,386,000 for the three months ended June 30, 2010, as compared to $1,410,000 for the three months ended June 30, 2009, and decreased approximately $29,000, or 1.0%, to $2,871,000 for the six months ended June 30, 2010, as compared to $2,900,000 for the six months ended June 30, 2009.  Franchise sales decreased approximately $511,000, or 2.7%, for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, and decreased approximately $1,256,000, or 3.2%, for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, both of which led to a decrease in royalties.  On average, based on historical performance, there were 11 fewer stores in operation during the six months ended June 30, 2010.  On average, those 11 stores would have generated approximately $132,000 of royalties.  As of June 30, 2010 and 2009, there were 123 and 130 franchised stores in operation, respectively.

Franchise and other related fees (which includes initial franchise fees, renewal fees, conversion fees and store transfer fees) decreased approximately $19,000, or 27.5%, to $50,000 for the three months ended June 30, 2010, as compared to $69,000 for the three months ended June 30, 2009, and decreased approximately $10,000, or 7.1%, to $130,000 for the six months ended June 30, 2010, as compared to $140,000 for the six months ended June 30, 2009.  These fluctuations were primarily attributable to 7 franchise agreement renewals ($90,000) and 3 new franchise agreements ($50,000) during the first six months of 2010, as compared to 7 franchise agreement renewals ($71,000), 1 independent store conversions ($10,000), and 4 new franchise agreements ($59,000) during the first six months of 2009.  In the future, franchise fees are likely to fluctuate depending on the timing of franchise agreement expirations, new store openings, franchise store transfers, and the approval of the Franchise Disclosure Document, which is renewed annually in April.

Selling, general and administrative expenses of the franchise segment decreased approximately $438,000, or 46.2%, to $510,000 for the three months ended June 30, 2010, as compared to $948,000 for the three months ended June 30, 2009, and decreased approximately $675,000, or 37.5%, to $1,126,000 for the six months ended June 30, 2010, as compared to $1,801,000 for the six months ended June 30, 2009.  These decreases were partially a result of decreases in salaries and related benefits of $125,000 and $216,000 due to the reductions and restructuring of personnel as our new CEO reassigned certain job functions to improve the efficiency of our operations in 2010.  Some of these job functions included assigning our franchise field support team to manage individual company stores, which reallocated their salaries and related benefits to such stores, and the elimination of the Company’s franchise business development department.  We also did not exhibit at the Vision Expo East trade show in March 2010, and we do not anticipate having an annual franchise meeting in 2010, expenses that were included in the $91,000 and $175,000 convention and trade show expenses incurred during the three and six months ended June 30, 2009, respectively.  Additionally, we settled litigation with a franchisee whose receivables were previously written off, thus creating a bad debt recovery of approximately $35,000 in the first quarter of 2010.  These decreases were offset, in part, by an increase in professional fees of $56,000 during the six comparable months mainly due to legal expenses related to the litigation described above as well as increased management services paid to consultants who oversee the growth and development of the Company’s Site for Sore Eyes trade name.

Company Store Segment

	For the Three Months Ended June 30 (in thousands):
	2010	2009	$ Change	% Change
Net Revenues:
Retail sales	$575	$433	$142	32.8%
Exam fees	109	67	42	62.7%
Net revenues	684	500	184	36.8%
Cost of retail sales	177	99	78	78.8%
Gross margin	507	401	106	26.4%
Selling, General and Administrative Expenses:
Salaries and related benefits	304	228	76	33.3%
Rent and related overhead	157	227	(70)	(30.8%)
Advertising	(14)	30	(44)	(146.7%)
Other general and administrative costs	95	49	46	93.9%
Total selling, general and administrative expenses	542	534	8	1.5%
Loss before provision for (benefit from) income taxes	$(35)	$(133)	$98	73.7%

	For the Six Months Ended June 30 (in thousands):
	2010	2009	$ Change	% Change
Net Revenues:
Retail sales	$1,398	$856	$542	63.3%
Exam fees	235	174	61	35.1%
Net revenues	1,633	1,030	603	58.5%
Cost of retail sales	364	259	105	40.5%
Gross margin	1,269	771	498	64.6%
Selling, General and Administrative Expenses:
Salaries and related benefits	663	478	185	38.7%
Rent and related overhead	381	393	(12)	(3.1%)
Advertising	53	60	(7)	(11.7%)
Other general and administrative costs	200	74	126	170.3%
Total selling, general and administrative expenses	1,297	1,005	292	29.1%
Loss before provision for (benefit from) income taxes	$(28)	$(234)	$206	88.0%

Net revenues for our Company store segment increased approximately $184,000, or 36.8%, to $684,000 for the three months ended June 30, 2010, as compared to $500,000 for the three months ended June 30, 2009, and increased approximately $603,000, or 58.5%, to $1,633,000 for the six months ended June 30, 2010, as compared to $1,030,000 for the six months ended June 30, 2009.  These increases were attributable to having more Company-owned store locations open during the comparable periods, as well as a 22% increase in same store sales for the comparable periods.  As of June 30, 2010, there were 5 Company-owned stores, as compared to 5 Company-owned stores as of June 30, 2009.  Over the last 12 months, we reacquired 2 Company-owned locations from franchisees due to the termination of such stores’ franchise agreements.  Those 2 stores generated net revenues of approximately $72,000 and $384,000 for the three and six months ended June 30, 2010, respectively.   On a same store basis (for the 4 stores that operated as a Company-owned store during the entirety of both the three and six months ended June 30, 2010 and 2009), comparative net sales increased approximately $112,000, or 24.9%, to $561,000 for the three months ended June 30, 2010, as compared to $449,000 for the three months ended June 30, 2009 and increased approximately $216,000, or 22.0%, to $1,200,000 for the six months ended June 30, 2010, as compared to $984,000 for the six months ended June 30, 2009.  These increases were primarily a result of the changes we instituted in January 2010.  Some of the changes included; a) shifting our field support team to include managing at least one company store, b) increased advertising, as noted in the table above, that targeted new customers under the direction of a new ad campaign, c) negotiated rent reductions (many of which occur in the 2nd quarter of 2010 and forward, d) new price points for product, which reduced the per transaction profit margin, but increased the sales volume, and e) more effective and efficient consumer tracking and store personnel training.  We believe that these changes have only started to have a positive impact on earnings and we anticipate that these changes, along with changes to our current optometrist relationships, will continue to lead to increased revenues and income.

The Company-owned store’s gross profit margin decreased by 3.1%, to 73.1%, for the three months ended June 30, 2010, as compared to 76.2% for the three months ended June 30, 2009, and increased by 3.6%, to 73.3% for the six months ended June 30, 2010, as compared to 69.7% for the six months ended June 30, 2009.  The six month increase was due, in part, to some of the changes made in our Company stores as described above, as well as the improvement on gross profit margins with respect to certain vendor programs initiated during the 4th quarter of 2009 that have helped improve our lab/lens costs.  Management continues to work to improve the profit margin through increased training at the Company-store level and improved vendor partnerships, among other things, and anticipates these changes will result in the stabilization in our gross profit margin in the future.  Our gross margin may, however, fluctuate in the future depending upon the extent and timing of changes in the product mix in such stores, competitive pricing, and certain one-time sales promotions.

Selling, general and administrative expenses of the Company store segment increased approximately $8,000, or 1.5%, to $542,000 for the three months ended June 30, 2010, as compared to $534,000 for the three months ended June 30, 2009, and increased approximately $292,000, or 29.1%, to $1,297,000 for the six months ended June 30, 2010, as compared to $1,005,000 for the six months ended June 30, 2009.  These increases were mainly a result of having more Company-owned stores in operation during the six months ended June 30, 2010 as described.  This was offset, in part, by vendor cooperative contributions which offset some of our advertising costs and decreases to individual store expenses as we streamlined certain store payroll coverage to reduce salaries and related benefits.

VisionCare of California Segment

	For the Three Months Ended June 30 (in thousands):
	2010	2009	$ Change	% Change
Net Revenues:
Membership fees	$891	$872	$19	2.2%
Selling, General and Administrative Expenses:
Salaries and related benefits	798	773	25	3.2%
Rent and related overhead	42	41	1	2.4%
Other general and administrative costs	53	56	(3)	(5.4%)
Total selling, general and administrative expenses	893	870	23	2.6%
Operating (Loss) Income	(2)	2	(4)	(200.0%)

Other Income (Expense):
Other income	1	10	(9)	(90.0%)
Total other income	1	10	(9)	(90.0%)
(Loss) income before provision for (benefit from) income taxes	$(1)	$12	$(13)	(108.3%)

	For the Six Months Ended June 30 (in thousands):
	2010	2009	$ Change	% Change
Net Revenues:
Membership fees	$1,781	$1,747	$34	1.9%
Selling, General and Administrative Expenses:
Salaries and related benefits	1,580	1,550	30	1.9%
Rent and related overhead	86	80	6	7.5%
Other general and administrative costs	104	100	4	4.0%
Total selling, general and administrative expenses	1,770	1,730	40	2.3%
Operating Income	11	17	(6)	(35.3%)

Other Income (Expense):
Other income	2	11	(9)	(81.8%)
Total other income	2	11	(9)	(81.8%)
Income before provision for (benefit from) income taxes	$13	$28	$(15)	(53.6%)

Revenues generated by our wholly-owned subsidiary, VisionCare of California, Inc. (“VCC”), a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care, increased approximately $19,000, or 2.2%, to $891,000 for the three months ended June 30, 2010, as compared to $872,000 for the three months ended June 30, 2009, and increased approximately $34,000, or 1.9%, to $1,781,000 for the six months ended June 30, 2010, as compared to $1,747,000 for the six months ended June 30, 2009.  These increases were a direct result of a new VCC office that opened in August of 2009, which, on average, generates approximately $22,000 of membership fees each month.  This was offset by a decrease in revenues generated at Site for Sore Eyes franchise locations of approximately $270,000, or 2.7%, from the first six months of 2009, which led to a decrease in membership fee revenues.

Selling, general and administrative expenses of the VCC segment increased $23,000, or 2.6%, to $893,000 for the three months ended June 30, 2010, as compared to $870,000 for the three months ended June 30, 2009, and increased approximately $40,000, or 2.3%, to $1,770,000 for the six months ended June 30, 2010, as compared to $1,730,000 for the six months ended June 30, 2009.  Most of the individual “line item” expenses for VCC remained consistent quarter over quarter; however, each of the increases were mainly due to the new office location described above.

Corporate Overhead Segment

	For the Three Months Ended June 30 (in thousands):
	2010	2009	$ Change	% Change
Selling, General and Administrative Expenses:
Salaries and related benefits	$321	$351	$(30)	(8.5%)
Professional fees	193	162	31	19.1%
Rent and related overhead	46	26	20	76.9%
Depreciation and amortization	22	-	22	n/a
Insurance	21	40	(19)	(47.5%)
Other general and administrative costs	62	6	56	933.3%
Total selling, general and administrative expenses	665	585	80	13.7%
Operating Loss	(665)	(585)	(80)	(13.7%)

Other Income (Expense):
Interest expense, net	(7)	-	(7)	n/a
Total other expense	(7)	-	(7)	n/a
Loss before provision for (benefit from) income taxes	$(672)	$(585)	$(87)	(14.9%)

	For the Six Months Ended June 30 (in thousands):
	2010	2009	$ Change	% Change
Selling, General and Administrative Expenses:
Salaries and related benefits	$657	$720	$(63)	(8.8%)
Professional fees	362	286	76	26.6%
Rent and related overhead	110	51	59	115.7%
Insurance	61	118	(57)	(48.3%)
Depreciation and amortization	49	-	49	n/a
Other general and administrative costs	89	14	75	535.7%
Total selling, general and administrative expenses	1,328	1,189	139	11.7%
Operating Loss	(1,328)	(1,189)	(139)	(11.7%)

Other Income (Expense):
Interest expense, net	(14)	-	(14)	n/a
Total other expense	(14)	-	(14)	n/a
Loss before provision for (benefit from) income taxes	$(1,342)	$(1,189)	$(153)	(12.9%)

There were no revenues generated by the Corporate Overhead segment.

Selling, general and administrative expenses increased approximately $80,000, or 13.7%, to $665,000 for the three months ended June 30, 2010, as compared to $585,000 for the three months ended June 30, 2009, and increased approximately $139,000, or 11.7%, to $1,328,000 for the six months ended June 30, 2010, as compared to $1,189,000 for the six months ended June 30, 2009.  These increases were a result of an increase in professional fees due to additional services provided by our SEC counsel due to increased filing requirements including the review of our modified Credit Agreement with M&T, as well as increased services provided by a third party valuation company surrounding the valuation of our goodwill and intangible assets .  These increases offset a decrease to salaries and related benefits of $30,000 and $63,000, respectively, related to reductions and restructuring of personnel as our new CEO reassigned certain job functions to improve the efficiency of our operations in 2010.  Additionally, we obtained approximately $100,000 of annual premium savings on our Director and Officer’s insurance policy in May 2009.

Other Segment

	For the Three Months Ended June 30 (in thousands):
	2010	2009	$ Change	% Change
Net Revenues:
Transitional store revenues	$92	$-	$92	n/a
Other	11	(4)	15	375.0%
Net revenues	103	(4)	107	2,675.0%
Cost of sales	41	-	41	n/a
Gross profit	62	(4)	66	1,650.0%
Selling, General and Administrative Expenses:
Salaries and related benefits	58	-	58	n/a
Rent and related overhead	23	-	23	n/a
Depreciation and amortization	9	-	9	n/a
Advertising	5	-	5	n/a
Other general and administrative costs	5	1	4	400.0%
Total selling, general and administrative expenses	100	1	99	9,900.0%
Loss before provision for (benefit from) income taxes	$(38)	$(5)	$(33)	(660.0%)

	For the Six Months Ended June 30 (in thousands):
	2010	2009	$ Change	% Change
Net Revenues:
Transitional store revenues	$92	$-	$92	n/a
Other	19	3	16	533.3%
Net revenues	111	3	108	3,600.0%
Cost of sales	47	-	47	n/a
Gross Profit	64	3	61	2,033.3%
Selling, General and Administrative Expenses:
Salaries and related benefits	69	1	68	6,800.0%
Rent and related overhead	23	-	23	n/a
Depreciation and amortization	9	-	9	n/a
Advertising	5	-	5	n/a
Other general and administrative costs	7	1	6	600.0%
Total selling, general and administrative expenses	113	2	111	5,550.0%
(Loss) Income before provision for (benefit from) income taxes	$(49)	$1	$(50)	(5,000.0%)

Revenues generated by the Other segment consisted of the operations of Emerging Vision Contacts (“EVC”), a company that sells contact lenses in Bakersfield, California that is located within another optical company’s retail space.  We began operations of EVC in August 2009.   Also included in the Other segment was the operation of one of our Company stores, which was sold in April 2010 with an effective date of June 1, 2010.  As the operations of this store immediately changed upon such sale, we believe it is no longer was appropriate to include the operations of this store in the Company Store segment.

Selling, general and administrative expenses of the Other segment included the operations of both EVC and the transitional Company owned location inclusive of labor, and rent and related overhead expenses.

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

EBITDA Reconciliation

	For the Three Months Ended June 30 (in thousands):
	2010	2009	$ Change	% Change
EBITDA Reconciliation:
Net income	$426	$(64)	$490	765.6%
Interest	58	58	-	0.0%
Taxes	30	(3)	33	1,100.0%
Depreciation and amortization	136	173	(37)	(21.4%)
EBITDA	$650	$164	$486	296.3%

	For the Six Months Ended June 30 (in thousands):
	2010	2009	$ Change	% Change
EBITDA Reconciliation:
Net income	$1,106	$166	$940	566.3%
Interest	104	115	(11)	(9.6%)
Taxes	80	11	69	627.3%
Depreciation and amortization	275	321	(46)	(14.3%)
EBITDA	$1,565	$613	$952	155.3%

Liquidity and Capital Resources

As of June 30, 2010, we had a working capital deficit of approximately $4,607,000 and an accumulated deficit of approximately $125,365,000.  Our working capitcal is not sufficient for us to conduct our short and long-term business operations.  These factors indicate that we may be unable to continue as a going concern if we are unsuccessful in extending our Credit Facility or if we are unable to find alternative means of financing.  If we are unable to extend the Credit Facility and unable to obtain additional or alternative debt or equity financing, we will have to seek additional debt or equity financing to fund our operations.  We are currently seeking new business opportunities that might, if successful, mitigate these factors.  Our plans include the following: (1) obtaining additional capital from the sale of certain of our assets; (2) obtaining financing from various financial institutions, where possible; and (3) negotiating a long-term extension with M&T Bank on our Credit Facility.  We have no current commitments or arrangements with respect to, or immediate sources of funding.  Further, there can be no assurances that funding is available or available to us on acceptable terms.  Our inability to obtain funding could have a materially adverse affect on our plan of operations and will continue to diminish our efforts and burden operating cash flow.

During the six months ended June 30, 2010, cash flows provided by operating activities were $906,000.  This was principally due to the net income and other non-cash expenses totaling $1,449,000 and an increase in optical purchasing group payables of $1,367,000 due to increased optical purchasing group sales during June of 2010 as compared to December 2009.  This was offset, in part, by an increase in optical purchasing group receivables of $1,556,000, also due to increased optical purchasing group sales, as well as an increase in franchise receivables of $275,000 due, in part, to an increase in vendor cooperative contributions to be received during the 3rd and 4th quarters of 2010, which will help subsidize franchise and company store advertising costs.  We hope to continue to improve our operating cash flows through the continued implementation of our Point-of-Sales (“POS”) system to improve the franchise sales reporting process, the addition of new franchise locations, future acquisitions, new vendor programs, and continued efficiencies as it relates to corporate overhead expenses.

For the six months ended June 30, 2010, cash flows used in investing activities were $82,000 mainly due to the purchase of certain leaseholds improvements, equipment and office furniture related to the relocation of our corporate offices in March 2010, offset by proceeds ($50,000) received as a result of the sale of a Company-owned store in June 2010.  Management does anticipate certain capital expenditures over the next 12 months, including expenditures to continue to implement the POS system within the Franchise community, due to the relocation of our corporate office in March 2010, and to enhance our technology infrastructure and related internal controls.  Such improvements to the IT infrastructure include the relocation of Combine’s operations from Florida to New York that occurred in July of 2010.

For the six months ended June 30, 2010, cash used in financing activities was $873,000 mainly due to the payment of our related party borrowings (approximately $54,000) and payments made under our Credit Facility (approximately $750,000).  We entered into a new Credit Agreement with M&T, effective March 31, 2010, which agreement, provided, among other things, that all unpaid principal is due on or before April 30, 2011.  We also executed a $1,000,000 Libor Term Note in favor of M&T, dated as of March 31, 2010, which note committed us to pay twelve equal, monthly principal payments of $83,333, plus interest, by April 30, 2011.  Although we believe that we will be able to continue to make such monthly payments, we currently cannot assure that we will be able to do so, nor can we assure that we will be able to pay the remaining principal balance due under the Credit Agreement on or before April 30, 2011.  Additionally, we do not know if we will be able to extend or refinance the debt, and cannot guarantee that extending or refinancing the debt will be on terms favorable to us.

We have been able to utilize the earnings from the operations of Combine to support the repayment of our related party debt with the previous owner and former President of Combine (“COM President”).  Management believes we will continue to be able to utilize the earnings of Combine to repay the remaining amounts due, however, commencing on September 29, 2010, and expiring September 28, 2016, COM President may put back to us 2,187,500 options at a put price per share of $0.32 ($700,000).  We believe we may need additional financing should COM President decide to put back such options and are currently exploring certain options available to make such payment.  However, there can be no assurance that we will find financing or, if we do, that such financing will be on terms favorable to us.

Credit Facility

On April 14, 2010, we entered into a Non-Revolving Line of Credit Note and Credit Agreement (the “Credit Facility”) with M&T, effective as of March 31, 2010, to extend, reduce, modify, convert to non-revolving and restate a Revolving Line of Credit Note and Credit Agreement entered into with M&T on August 8, 2007 (the “Original Credit Agreement”), that established a revolving credit facility for aggregate borrowings of up to $6,000,000 and that was subsequently amended on November 14, 2008, April 1, 2009 and November 11, 2009, which amendments, among other things, reduced the credit facility to $5,750,000.  The Credit Facility has been extended to April 30, 2011, and further reduced the credit facility, by the $1,000,000 being refinanced and amortized under the Term Note (as defined below), to $4,251,921, inclusive of a Letter of Credit sublimit of $745,067 and outstanding borrowings of $3,506,854, which are repayable, interest only, on a monthly basis, commencing on the first day of each month during the term of the Restated Credit Agreement, calculated at the variable rate of 350 basis points in excess of LIBOR with a minimum rate of 4.5%.  All unpaid principal is due on April 30, 2011.

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

In connection with the Term Note, we paid $200,000 to M&T on March 31, 2010 to reduce the outstanding borrowings.  As of June 30, 2010, we had outstanding borrowings of $4,106,854 under the Credit Facility, of which the entire amount was included in Short-Term Debt on the accompanying Consolidated Condensed Balance Sheet.

In connection with the Credit Facility, M&T waived non-compliance of our financial covenants contained in the Original Credit Agreement, as amended, with respect to affirmative covenants for the fourth quarter of 2009, and replaced them with the new financial covenants set forth in the Credit Facility, including minimum net worth to be tested quarterly, commencing March 31, 2010, and annually at December 31, 2010, minimum EBITDA to be tested quarterly, commencing June 30, 2010, and annually at December 31, 2010 and no net losses to be tested quarterly, commencing March 31, 2010.  As of June 30, 2010, we were in compliance with all such covenants.

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

On June 17, 2010, we amended our Credit Facility with M&T in which M&T released its second lien security interest in the assets of Combine until such time as Combine’s existing indebtedness to Combine Optical Management Corporation (the “COMC Indebtedness”)  is satisfied or otherwise terminated.  In consideration of such release, we paid $150,000 towards the Line of Credit balance and agreed to make an additional payment of $150,000 to be applied towards the Line of Credit balance on September 1, 2010.  Pursuant to the amendment, Combine agreed to grant M&T a first lien security interest in all of its assets upon satisfaction or termination of the COMC Indebtedness.

We are no longer able to borrow additional amounts under the terms of modified Credit Agreement.  As such, we are currently exploring and willing to continue to explore certain options available to us including refinancing such debt prior to April 2011.  We may not be able to extend or refinance the debt, and we cannot guarantee that extending or refinancing the debt will be on terms favorable to us.

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

Management’s Discussion of Critical Accounting Policies and Estimates

High-quality financial statements require the rigorous application of appropriate or relevant accounting standards.  Management believes that its policies related to revenue recognition, deferred tax assets, legal contingencies, impairment on goodwill and intangible assets, and allowances on franchise, notes and other receivables are critical to an understanding of our Consolidated Financial Statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain.

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

Item 4.  Controls and Procedures

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In June 2010, we and our subsidiary, Combine Buying Group, Inc. (“Combine”) filed an action in the United States District Court for the Southern District of Florida against Neil Glachman (former President of Combine, referred to as “Glachman”), Combine Optical Management Corporation (owned by Glachman, referred to as “COMC”), James Lashenick (former bookkeeper of Combine) and various entities which Glachman (collectively referred to as the “Defendants”) purportedly owns and/or operates.  We claim, amongst other things, that (i) Glachman and COMC breached the Asset Purchase Agreement (“APA”); (ii) Glachman breached his Employment Agreement and his common law fiduciary duty of loyalty; and (iii) the various Glachman entities, COMC and Mr. Lashenick aided such breach of fiduciary duty.  The Defendants, in their Answer, asserted defenses to our claims, and Glachman and COMC asserted counterclaims against us, including, amongst others, that we (i) breached the Security Agreement executed in connection with the APA; (ii) anticipatorily breached  the APA; and (iii) breached the Employment Agreement with Glachman by terminating him.  The Defendants seek injunctive relief, including monetary damages, assurances of our obligation of payment on Glachman’s $700,000 Put Option, assurances of our obligation of payment under the terms of the $225,000 promissory note due October 1, 2010, and costs and attorney fees.  We have not recorded an accrual for a loss in this action, as we do not believe it is probable that we will be held liable in respect of Defendant’s counterclaims, however, we have accrued for the $700,000 Put Option and $225,000 promissory note payment, both of which are included in the accompanying Consolidated Condensed Balance Sheets as of June 30, 2010.  We believe that we have a meritorious defense to such action.  As of the date hereof, these proceedings were in the discovery stage.

Item 1a. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

3.1
Restated Certificate of Incorporation of Sterling Vision, Inc., filed on December 20, 1995 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1995)

3.2
Amended and Restated By-Laws of Sterling Vision, Inc., dated December 18, 1995 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1995)

3.3
Certification of Amendment of the Certificate of Incorporation of Sterling Vision, Inc., filed on January 26, 2000 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, SEC File Number 001-14128, Film Number 03630359)

3.4
Certification of Amendment of the Certificate of Incorporation of Sterling Vision, Inc., filed on February 8, 2000 (incorporated by reference to Exhibit 10.94 to the Company’s Current Report on Form 8-K, dated February 8, 2000, SEC File Number 001-14128, Film Number 549404)

3.5
Certification of Amendment of the Certificate of Incorporation of Sterling Vision, Inc., filed on February 10, 2000 (incorporated by reference to Exhibit 10.96 to the Company’s Current Report on Form 8-K, dated February 8, 2000, SEC File Number 001-14128, Film Number 549404)

3.6
Certification of Amendment of the Certificate of Incorporation of Sterling Vision, Inc., filed on April 17, 2000 (incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, SEC File Number 001-14128, Film Number 03630359)

3.7
Certification of Amendment of the Certificate of Incorporation of Emerging Vision, Inc., filed on July 15, 2002 (incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, SEC File Number 001-14128, Film Number 03630359)

3.8
First Amendment to Amended and Restated By-Laws of Emerging Vision, Inc., dated November 13, 2003 (incorporated by reference to Exhibit 3.8 to the Company’s Current Report on Form 8-K, dated December 31, 2003, SEC File Number 001-14128, Film Number 04610079)

3.9
Second Amendment to Amended and Restated By-Laws of Emerging Vision, Inc., dated May 24, 2004 (incorporated by reference to Exhibit 3.9 to the Company’s Current Report on Form 8-K, dated May 24, 2004, SEC File Number 001-14128, Film Number 04866428)

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-98368)

4.2
Form of Warrant Certificate and Agreement (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, SEC File Number 001-14128, Film Number 04717075)

10.1
Non-Revolving Line of Credit Note and Credit Agreement, dated as of March 31, 2010, executed by Emerging Vision, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated April 14, 2010)

10.2
LIBOR Term Note, dated as of March 31, 2010, executed by Emerging Vision, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated April 14, 2010)

10.3
Limited Waiver and Amendment, dated as of March 31, 2010, by and among Manufacturers and Traders Trust Company, Emerging Vision, Inc. and subsidiaries of Emerging Vision, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated April 14, 2010)

10.4
Letter of Reaffirmation of General Security Agreement, dated as of March 31, 2010, executed by Emerging Vision, Inc., Combine Buying Group, Inc., OG Acquisition, Inc., 1725758 Ontario Inc. d/b/a The Optical Group in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated April 14, 2010)

10.5
Letter of Reaffirmation of Guaranty, dated as of March 31, 2010, by and between Combine Buying Group, Inc., OG Acquisition, Inc., 1725758 Ontario Inc. d/b/a The Optical Group in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated April 14, 2010)

10.6
Letter of Reaffirmation of Absolute Assignment of Franchise Notes and Proceeds Due, Assignment of Rents and Subleases, Pledge Agreement and Assignment and United States Trademark Collateral Assignment and Security Agreement, dated as of March 31, 2010, executed by Emerging Vision, Inc. and OG Acquisition, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, dated April 14, 2010)

10.7
Continuing Guaranty, dated as of March 31, 2010, executed by Visioncare of California in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, dated April 14, 2010)

10.8
Continuing Guaranty, dated as of March 31, 2010, executed by certain subsidiaries of Emerging Vision, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, dated April 14, 2010)

10.9
General Security Agreement, dated as of March 31, 2010, executed by Visioncare of California in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, dated April 14, 2010)

10.10
United States Trademark Collateral Assignment and Security Agreement, dated as of March 31, 2010, executed by Emerging Vision, Inc. and 1725758 Ontario Inc. d/b/a The Optical Group in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, dated April 14, 2010)

10.11
Absolute Assignment of Franchise Notes and Proceeds Due, dated as of March 31, 2010, executed by Emerging Vision, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, dated April 14, 2010)

10.12
Assignment of Rents and Subleases, dated as of March 31, 2010, executed by certain subsidiaries of Emerging Vision, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, dated April 14, 2010)

10.13
Agreement, dated as of April 14, 2010, by and among Emerging Vision, Inc., Insight IPA of New York, Inc., Insight Managed Vision Care and Vision World, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 14, 2010)

10.14
Agreement, dated as of June 17, 2010, by and among Manufacturers and Traders Trust Company, Combine Buying Group, Inc., Emerging Vision, Inc. and certain guarantors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 17, 2010)

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

Dated: August 16, 2010