Form 10-Q
period 2010-09-30
EMERGING VISION INC
filed 2010-11-15
CIK 1002554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010
OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________

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

As of November 15, 2010, there were 125,292,806 outstanding shares of the Issuer’s Common Stock, par value $0.01 per share.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands, Except Share Data)
	September 30,	December 31,
ASSETS	2010	2009
	(unaudited)
Current assets:
Cash and cash equivalents	$1,246	$1,576
Franchise receivables, net of allowance of $129 and $188, respectively	1,718	1,665
Optical purchasing group receivables, net of allowance of $186 and $155, respectively	5,952	4,594
Other receivables, net of allowance of $44 and $15, respectively	259	237
Current portion of franchise notes receivable, net of allowance of $30 and $42, respectively	256	221
Inventories, net	353	309
Prepaid expenses and other current assets	466	447
Deferred tax assets	171	276
Total current assets	10,421	9,325

Property and equipment, net	754	872
Franchise notes receivable	326	290
Deferred tax asset, net of current portion	614	534
Goodwill	3,651	3,651
Intangible assets, net	2,704	2,839
Other assets	257	238
Total assets	$18,727	$17,749

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,347	$4,564
Optical purchasing group payables	5,407	4,336
Put option liability – related party	700	700
Short-term debt	3,721	1,116
Related party obligations	336	334
Total current liabilities	14,511	11,050

Long-term debt	24	3,792
Related party borrowings, net of current portion	-	83
Franchise deposits and other liabilities	299	262
Total liabilities	14,834	15,187

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized: Senior Convertible Preferred Stock, $100,000 liquidation preference per share; 0.74 shares issued and outstanding	74	74
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 125,475,143 and 128,992,938 shares issued, respectively, and 125,292,806 and 128,810,601 shares outstanding, respectively	1,254	1,289
Additional paid-in capital	128,059	128,024
Accumulated comprehensive loss	(292)	(150)
Accumulated deficit	(124,998)	(126,471)
Treasury stock, at cost, 182,337 shares	(204)	(204)
Total shareholders' equity	3,893	2,562
Total liabilities and shareholders' equity	$18,727	$17,749

The accompanying notes are an integral part of these consolidated condensed financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited) (In Thousands, Except Per Share Data)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues:
Optical purchasing group sales	$14,247	$13,657	$42,259	$39,022
Franchise royalties	1,358	1,350	4,229	4,250
Membership fees – VisionCare of California	915	893	2,696	2,640
Retail sales – Company-owned stores	644	551	2,277	1,581
Franchise related fees and other revenues	42	67	283	210
Total revenues	17,206	16,518	51,744	47,703

Costs and operating expenses:
Cost of optical purchasing group sales	13,631	13,104	40,343	37,358
Cost of retail sales – Company-owned stores	198	162	609	421
Selling, general and administrative expenses	2,971	3,838	9,277	10,289
Total costs and operating expenses	16,800	17,104	50,229	48,068

Operating income (loss)	406	(586)	1,515	(365)

Other (expense) income:
Interest on franchise notes receivable	10	7	25	20
Other income, net	16	8	182	67
Interest expense, net	(53)	(55)	(157)	(170)
Total other (expense) income	(27)	(40)	50	(83)

Income (loss) before provision for income taxes	379	(626)	1,565	(448)
Provision for income taxes	12	11	92	22
Net income (loss)	367	(637)	1,473	(470)

Comprehensive income (loss):
Foreign currency translation adjustments	36	74	(142)	127
Comprehensive income (loss)	$403	$(563)	$1,331	$(343)

Net income (loss) per share:
Basic and diluted	$0.00	$(0.00)	$0.01	$(0.00)

Weighted-average number of common shares outstanding:
Basic	125,293	128,816	127,577	126,480
Diluted	125,293	128,816	127,663	126,480

The accompanying notes are an integral part of these consolidated condensed financial statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in Thousands)
	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,473	$(470)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	409	483
Provision for doubtful accounts	89	216
Deferred tax assets	25	-
Loss on the sale of property and equipment	28	68
Disposal of property and equipment	-	14
Non-cash compensation charges related to put option liability	-	700
Changes in operating assets and liabilities:
Franchise and other receivables	(97)	(290)
Optical purchasing group receivables	(1,395)	(1,532)
Notes receivable	(101)	(2)
Inventories	(44)	(1)
Prepaid expenses and other current assets	(19)	(49)
Other assets	(4)	(35)
Accounts payable and accrued liabilities	(217)	(78)
Optical purchasing group payables	1,071	1,425
Franchise deposits and other liabilities	37	(189)
Net cash provided by operating activities	1,255	260

Cash flows from investing activities:
Settlement on accounts payable related to enhancing trademark value	-	102
Proceeds from sale of Company-owned store	50	-
Costs associated with enhancing trademark value	-	(101)
Purchases of property and equipment	(189)	(27)
Net cash used in investing activities	(139)	(26)

Cash flows from financing activities:
Costs associated with extending credit facility	(60)	-
Borrowings under credit facility	-	150
Payments under credit facility	(1,150)	(500)
Payments on related party obligations and other debt	(94)	(338)
Net cash used in financing activities	(1,304)	(688)
Net decrease in cash before effect of foreign exchange rate changes	(188)	(454)
Effect of foreign exchange rate changes	(142)	127
Net decrease in cash and cash equivalents	(330)	(327)
Cash and cash equivalents – beginning of period	1,576	2,090
Cash and cash equivalents – end of period	$1,246	$1,763
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$148	$150
Income taxes	$26	$27

Non-cash investing and financing activities:
Notes receivable in connection with the sale of Company-owned stores (inclusive of all inventory and property and equipment)	$-	$44
Notes receivable in connection with franchisee settlement (inclusive of all franchise related receivables)	$143	$95

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

As of September 30, 2010, there were 131 Sterling Stores in operation, consisting of seven Company-owned stores (inclusive of one store operated by a third party pursuant to a management agreement) and 124 franchised stores, 660 Combine members that made one or more purchases in September 2010, and 549 TOG members that made one or more purchases in September 2010.

Principles of Consolidation

The Consolidated Condensed Financial Statements include the accounts of Emerging Vision, Inc. and its operating and non-operating subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statement presentation.  In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included.  All such adjustments are of a normal recurring nature.  This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

As of September 30, 2010, the Company had a working capital deficit of approximately $4,090,000 and an accumulated deficit of approximately $124,998,000.  The Company's working capital is not sufficient for the Company to conduct its short and long-term business operations.  These factors indicate that the Company may be unable to continue as a going concern if it is unsuccessful in extending its revolving credit facility (the “Credit Facility”) with Manufacturers and Traders Trust Company (“M&T”), or if the Company is unable to find alternative means of financing.  If the Company is unable to extend the Credit Facility, the Company will have to seek additional debt or equity financing to fund its operations.  The Company is currently seeking new business opportunities that might, if successful, mitigate these factors.  The Company’s plans include the following: (1) obtaining additional capital from the sale of certain of the Company’s assets; (2) obtaining financing from various financial institutions, where possible; and (3) negotiating a long-term extension with M&T on the Company’s Credit Facility.    The Company has no current commitments or arrangements with respect to, or immediate sources of funding.  Further, there can be no assurances that funding is available or available to the Company on acceptable terms.  The Company’s inability to obtain funding could have a material adverse affect on the Company’s plan of operation and will continue to diminish the Company’s efforts and burden operating cash flow.

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

Franchise related fees and other revenues – Represents certain franchise fees collected by the Company under the terms of franchise agreements (including, but not limited to, initial franchise, transfer, renewal and conversion fees).  Initial franchise fees, which are non-refundable, are recognized when the related franchise agreement is signed.  For the three months ended September 30, 2010 and 2009, the Company recognized $30,000 and $55,000, respectively, of such franchise related fees.  For the nine months ended September 30, 2010 and 2009, the Company recognized $160,000 and $195,000, respectively, of such franchise related fees.

Comprehensive Income

Comprehensive income is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners.  The Company’s only comprehensive income item is the cumulative translation adjustment arising from the translation of foreign currency denominated financial statements.

Foreign Currency Translation

The financial position and results of operations of TOG were measured using TOG’s local currency (Canadian Dollars) as the functional currency.  Balance sheet accounts are translated from the foreign currency into U.S. Dollars at the period-end rate of exchange.  Income and expenses are translated at the weighted average rates of exchange for the period.  The resulting $36,000 and $74,000 translation gain from the conversion of Canadian Dollars to U.S. Dollars is included as a component of Comprehensive Income for the three months ended September 30, 2010 and 2009, respectively, and the resulting $142,000 translation loss and $127,000 translation gain from the conversion of Canadian Dollars to U.S. Dollars is included as a component of Comprehensive Income for the nine months ended September 30, 2010 and 2009, respectively.  Each of the translation adjustments are recorded directly to accumulated comprehensive loss within the Consolidated Condensed Balance Sheets.

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

GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur.  Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that will likely be sustained under examination.  There were no adjustments related to uncertain tax positions recognized during the nine months September 30, 2010 and 2009, respectively.

The Company operates in multiple tax jurisdictions within the United States of America and Canada.  Although management does not believe that the Company is currently under examination in any major tax jurisdiction in which it operates, the Company remains subject to examination in all of those tax jurisdictions until the applicable statutes of limitation expire.  As of September 30, 2010, a summary of the tax years that remains subject to examination in the Company’s major tax jurisdictions are:  United States – Federal and State – 2006 and forward; and Canada – Federal and Provincial – 2005 and forward.  The Company does not expect to have a material change to unrecognized tax positions within the next twelve months.

The provision for income taxes for the three and nine months ended September 30, 2010 and 2009 reflects the Company’s estimated utilization of net operating loss carryforwards resulting in an effective tax rate that is lower than the federal and state statutory income tax rate.

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

NOTE 3 – PER SHARE INFORMATION:

Basic earnings per share of common stock (“Basic EPS”) is computed by dividing the net income by the weighted-average number of shares of common stock outstanding.  Diluted earnings per share of common stock (“Diluted EPS”) is computed by dividing the net income by the weighted-average number of shares of common stock, and dilutive common stock equivalents and convertible securities then outstanding.  GAAP requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Consolidated Condensed Statements of Income and Comprehensive Income.  Common stock equivalents totaling 18,510,519 and 11,693,377 were excluded from the computation of Diluted EPS for the three months ended September 30, 2010 and 2009, respectively, and 18,110,519 and 11,693,377 for the nine months ended September 30, 2010 and 2009, respectively, as their effect on the computation of Diluted EPS would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information (in thousands except net income per share):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss):	$367	$(637)	$1,473	$(470)

Denominator:
Weighted-average shares of common stock outstanding	125,293	128,816	127,577	126,480
Dilutive effect of stock options	-	-	86	-
Weighted-average shares of common stock outstanding, assuming dilution	125,293	128,816	127,663	126,480

Net income (loss) per share:
Basic and diluted	$0.00	$(0.00)	$0.01	$(0.00)

NOTE 4 – CREDIT FACILITY:

On August 8, 2007, the Company entered into a Revolving Line of Credit Note and Credit Agreement with M&T, establishing a Credit Facility for aggregate borrowings of up to $6,000,000, which was subsequently amended on November 11, 2009 to $5,750,000. On March 31, 2010, the Company extended and modified the Credit Facility and entered into a Non-Revolving Line of Credit Note and Credit Agreement (the “Credit Agreement”), which is secured by substantially all of the assets of the Company. The Credit Agreement expires on April 30, 2011. The Credit Agreement includes a Letter of Credit limit of $745,067, of which the Company is utilizing the entire $745,067 to hold letters of credit in favor of two key vendors of Combine to ensure payment of any outstanding invoices not paid by Combine, as well as in favor of the landlord of the Company’s corporate office for the rent security deposit.  In October 2010, Combine obtained reductions in the total amount needed to hold for such vendors from $700,000 to $500,000.  As of the date of this filing, the Company is utilizing $545,067 of the Letter of Credit limit.  Additionally, the Company had outstanding borrowings of $3,206,854 as of September 30, 2010, which is repayable, interest only, on a monthly basis, commencing on the first day of each month during the term of the Credit Facility, calculated at the variable rate of three hundred fifty (350) basis points in excess to LIBOR with a minimum rate of 4.5%, with all unpaid principal due on April 30, 2011.

The Company also executed a $1,000,000 Libor Term Note (the “Term Note”) in favor of M&T, dated as of March 31, 2010, which provides for twelve equal, monthly principal payments of $83,333, plus interest, due on the last day of each month during the term of the Term Note, which matures on April 30, 2011. The interest is calculated at the variable rate of three hundred fifty (350) basis points in excess of LIBOR (unless converted by M&T to a base rate) with a minimum rate of 4.5%. In connection with the Term Note, the Company paid $200,000 to M&T on March 31, 2010 to reduce the outstanding borrowings and paid $500,000 during the second and third quarters of 2010 to reduce the principal balance due on the Term Note to $500,000 as of September 30, 2010.

On June 17, 2010, the Company and M&T amended the Credit Facility in which M&T released its second lien security interest in the assets of Combine until such time as Combine’s existing indebtedness to Combine Optical Management Corporation (the “COMC Indebtedness”) is satisfied or otherwise terminated.  In consideration of such release, the Company paid $150,000 towards the Line of Credit balance and agreed to make an additional payment of $150,000 to be applied towards the Line of Credit balance, which payment was made on September 3, 2010.  Pursuant to the amendment, upon satisfaction or termination of the COMC Indebtedness, Combine agreed to grant M&T a first lien security interest in all of its assets.

As of September 30, 2010, the Company had outstanding borrowings of $3,706,854 under the Credit Facility, of which the entire amount is included in Short-term Debt on the accompanying Consolidated Condensed Balance Sheet. The Credit Facility also included various financial covenants as of December 31, 2010 including minimum net worth, maximum funded debt and debt service ratio requirements. In connection with the modified Credit Agreement, new financial covenants were established including to (i) maintain a minimum net worth to be met quarterly, effective March 31, 2010; (ii) have no net losses to be tested quarterly, effective March 31, 2010;  and (iii) attain a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $500,000 for the three month period ended June 30, 2010 and $400,000 for the three month period ended September 30, 2010.  As of September 30, 2010, the Company was in compliance with all such covenants.

The Company is no longer able to borrow additional amounts under the terms of modified Credit Agreement. As  such, the Company is currently exploring and will to continue to explore certain options available to it including refinancing such debt prior to April 2011. The Company may not be able to extend or refinance the debt, and it cannot guarantee that extending or refinancing the debt will be on terms favorable to the Company.

NOTE 5 – SEGMENT REPORTING

Business Segments

Operating segments are organized internally primarily by the type of services provided, and in accordance with GAAP.  The Company has aggregated similar operating characteristics into six reportable segments: (1) Optical Purchasing Group Business, (2) Franchise, (3) Company Store, (4) VisionCare of California, (5) Corporate Overhead and (6) Other.

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

(2) The Franchise segment consists of 124 franchise locations as of September 30, 2010 and 131 locations as of September 30, 2009.  Revenues generated by this segment represent royalties on the total sales of the franchise locations, other franchise related fees such as initial franchise, transfer, renewal and conversion fees, additional royalties in connection with franchise store audits, and interest charged on franchise financing.  Expenses include the salaries and related benefits/expenses of the Company’s franchise field support team, corporate office salaries and related benefits, convention and trade show expenses, consulting fees, and allocated overhead.

(3) The Company Store segment consists of seven Company-owned retail optical stores as of September 30, 2010 (inclusive of one store operated by a third party pursuant to a management agreement) and five stores as of September 30, 2009.  Revenues generated by these stores are from sales of eye care products and services including prescription and non-prescription eyeglasses, eyeglass frames, ophthalmic lenses, contact lenses, sunglasses and a broad range of ancillary items.  Expenses include the direct costs for the eye care products, doctor and store staff salaries and related benefits, rent, advertising, and allocated overhead.

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

(6) The Other segment includes revenues and expenses from other business activities that do not fall within one of the other reportable segments.  Revenues generated by this segment consist of the sales of contact lenses from a retail, limited access facility the Company operates, which is located within a non-affiliated retail optical center.  Revenues generated by this segment also include the sales of eye care products and services, as described in the Company Store segment above, within transitional locations.  Transitional locations could include a Company-owned location that is being sold to a Franchisee or a Franchise-owned location that is being taken back by the Company.  These locations are in a transition period where operations are being wound down or built up and therefore would be improperly compared to stores in the other reportable segments.  Expenses include the direct costs for such eye care products, doctor and store staff salaries and related benefits, rent, advertising, and allocated overhead.

Certain business segment information is as follows (in thousands):

	As of September 30, 2010	As of December 31, 2009
	(unaudited)
Total Assets:
Optical Purchasing Group Business	$11,980	$11,161
Franchise	5,093	4,915
Company Store	801	655
VisionCare of California	556	630
Corporate Overhead	289	386
Other	8	2
Total assets	$18,727	$17,749

Total Goodwill:
Optical Purchasing Group Business	$2,385	$2,385
Franchise	1,266	1,266
Company Store	-	-
VisionCare of California	-	-
Corporate Overhead	-	-
Other	-	-
Total goodwill	$3,651	$3,651

Total Intangible Assets:
Optical Purchasing Group Business	$1,750	$1,885
Franchise	954	954
Company Store	-	-
VisionCare of California	-	-
Corporate Overhead	-	-
Other	-	-
Total intangible assets	$2,704	$2,839

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net Revenues:
Optical Purchasing Group Business	$14,247	$13,657	$42,259	$39,022
Franchise	1,388	1,405	4,389	4,445
VisionCare of California	915	893	2,696	2,640
Company Store	644	551	2,277	1,581
Corporate Overhead	-	-	-	-
Other	12	12	123	15
Net revenues	$17,206	$16,518	$51,744	$47,703
Income (loss) before Provision for Income Taxes:
Optical Purchasing Group Business	$213	$(535)	$827	$(157)
Franchise	982	623	2,961	1,812
VisionCare of California	22	12	34	41
Company Store	(109)	(273)	(137)	(505)
Corporate Overhead	(709)	(451)	(2,051)	(1,640)
Other	(20)	(2)	(69)	1
Income (loss) before provision for income taxes	$379	$(626)	$1,565	$(448)

Depreciation and Amortization:
Optical Purchasing Group Business	$70	$77	$213	$230
Franchise	13	71	46	191
VisionCare of California	4	5	15	16
Company Store	17	13	47	46
Corporate Overhead	29	-	78	-
Other	1	-	10	-
Total depreciation and amortization	$134	$166	$409	$483

Interest Expense, Net:
Optical Purchasing Group Business	$43	$44	$125	$133
Franchise	3	11	11	37
VisionCare of California	-	-	-	-
Company Store	-	-	-	-
Corporate Overhead	7	-	21	-
Other	-	-	-	-
Total interest expense, net	$53	$55	$157	$170

Capital Expenditures:
Optical Purchasing Group Business	$25	$-	$33	$-
Franchise	3	5	7	13
VisionCare of California	1	-	1	-
Company Store	18	-	56	3
Corporate Overhead	9	4	92	11
Other	-	-	-	-
Total capital expenditures	$56	$9	$189	$27

Geographic Information

The Company also operates in two separate geographic areas; the United States and Canada.  Certain geographic information is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net Revenues:
United States	$6,200	$6,269	$19,772	$19,667
Canada	11,006	10,249	31,972	28,036
Net revenues	$17,206	$16,518	$51,744	$47,703

Income (Loss) before Provision for Income Taxes:
United States	$168	$(843)	$782	$(1,147)
Canada	211	217	783	699
Income (loss) before provision for income taxes	$379	$(626)	$1,565	$(448)

The geographic information on Canada consists of TOG’s business activities.

Additional geographic information is summarized as follows as of September 30, 2010 (in thousands):

	As of September 30, 2010	As of December 31, 2009
	(unaudited)
Total Assets:
United States	$14,139	$14,195
Canada	4,588	3,554
Total assets	$18,727	$17,749

Total Goodwill:
United States	$3,651	$3,651
Canada	-	-
Total goodwill	$3,651	$3,651

Total Intangible Assets, net:
United States	$2,704	$2,839
Canada	-	-
Total intangible assets, net	$2,704	$2,839

Additional geographic information is summarized as follows for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Depreciation and Amortization:
United States	$123	$164	$398	$475
Canada	11	2	11	8
Total depreciation and amortization	$134	$166	$409	$483

Interest Expense, net:
United States	$53	$55	$157	$170
Canada	-	-	-	-
Interest expense, net	$53	$55	$157	$170

Capital Expenditures:
United States	$56	$9	$189	$27
Canada	-	-	-	-
Capital expenditures	$56	$9	$189	$27

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

In June 2010, the Company and its subsidiary, Combine (collectively referred to as the “Company”), filed an action in the United States District Court for the Southern District of Florida against Neil Glachman (former President of Combine, referred to as “Glachman”), Combine Optical Management Corporation (owned by Glachman, referred to as “COMC”), James Lashenick (former bookkeeper of Combine) and various entities which Glachman purportedly owns and/or operates (collectively referred to as the “Defendants”).  The Company claims, amongst other things, that (i) Glachman and COMC breached the terms of the Asset Purchase Agreement with the Company (“APA”); (ii) Glachman breached his Employment Agreement and his common law fiduciary duty of loyalty; and (iii) the various Glachman entities, COMC and Mr. Lashenick aided such breach of fiduciary duty.  The Defendants, in their Answer, asserted defenses to the Company’s claims, and Glachman and COMC asserted counterclaims against the Company, including, amongst others, that the Company (i) breached the Security Agreement executed in connection with the APA; (ii) anticipatorily breached  the APA; and (iii) breached the Employment Agreement with Glachman by terminating him.  The Defendants seek injunctive relief, as well as monetary damages, assurances of the Company’s obligation of payment on Glachman’s $700,000 Put Option, assurances of the Company’s obligation of payment under the terms of the $225,000 promissory note that was due October 1, 2010, and costs and attorney fees.  The Company has not recorded an accrual for a loss in this action, as the Company does not believe it is probable that the Company will be held liable in respect of Defendant’s counterclaims, however, the Company has accrued for the $700,000 Put Option and $225,000 promissory note payment, both of which are included in the accompanying Consolidated Condensed Balance Sheets as of September 30, 2010.  The Company believes that it has a meritorious defense to such counterclaims.  As of the date hereof, these proceedings were in the discovery stage.

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

Guarantees

As of September 30, 2010, the Company was a guarantor of certain leases of retail optical stores franchised and subleased to its franchisees.  Such guarantees generally expire one year from the month the rent was last paid.  In the event that all of such franchisees defaulted on their respective subleases, the Company would be obligated for aggregate lease obligations of approximately $2,402,000.  The Company continually evaluates the credit-worthiness of its franchisees in order to determine their ability to continue to perform under their respective subleases.  Additionally, in the event that a franchisee defaults under its sublease, the Company has the right to take over operation of the respective location.

Employment Agreements

The Company entered into an Employment Agreement (the “Spina Employment Agreement”) with Glenn Spina, the Company’s Chief Executive Officer and President, which began on December 1, 2009 and extends through December 31, 2012.  The Spina Employment Agreement provides for an annual salary of $250,000 and certain other benefits.  Additionally, Mr. Spina will also be eligible for annual bonus compensation of 5% of our EBITDA (earnings before interest, taxes, depreciations and amortization) of greater than $2,000,000 during the associated fiscal year.

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

NOTE 7 – EQUITY TRANSACTIONS:

Registration Statement

On July 29, 2010, the Company filed a registration statement on Form S-8, as required under the Securities Act of 1933, as amended, to register an additional 7,208,220 shares of the Company’s common stock, par value $.01 per share, issuable to Christopher G. Payan, the former CEO of the Company, pursuant to his Option Agreement under the Sterling Vision, Inc. 1995 Stock Incentive Plan.

Glachman Put Option

On September 29, 2010, Neil Glachman sent notice informing the Company that he was exercising his Put Right pursuant to his Option Agreement and demanding the associated payment of $700,000, which the Company has recorded as a liability as of September 30, 2010 and December 31, 2009.  Due to the pending litigation with Mr. Glachman as described in Note 6, the Company has not recognized the exercise.

NOTE 8 – SUBSEQUENT EVENTS:

The Company has evaluated subsequent events from the balance sheet date through the date the accompanying financial statements became available to be issued.  The following are material subsequent events.

Letter of Credits

On October 8, 2010, Combine extended the two letters of credit with M&T Bank in favor of two of Combine’s key vendors.  The letters of credit were extended for one-year terms and will expire in September 2011 and November 2011, respectively.  The letters of credit were also reduced by $200,000 and now total $500,000.  They are both still secured by the Credit Facility with M&T Bank.

Glachman Note Demand

On October 6, 2010, the Company received a letter from attorneys representing Neil Glachman and Combine Optical Management Corporation (“COMC”) demanding the acceleration and immediate payment of the promissory notes due to COMC in connection with the Company’s acquisition of COMC in August 2006.  Due to the pending litigation with Mr. Glachman, as described in Note 6, the Company has not made any such payments.

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

Segment results for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009

Consolidated Segment Results

Our total revenue increased approximately $688,000, or 4.2%, to $17,206,000 for the three months ended September 30, 2010, as compared to $16,518,000 for the three months ended September 30, 2009, and increased approximately $4,041,000, or 8.5%, to $51,744,000 for the nine months ended September 30, 2010, as compared to $47,703,000 for the nine months ended September 30, 2009.  These increases were mainly a result of the increase in Optical Purchasing Group revenues during the comparable periods due to the addition of two new suppliers in Canada during 2010 that generated approximately $1.4 million of revenues, and the currency fluctuation between the U.S. and Canadian dollars which improved by approximately 14%.  Additionally, we experienced an increase in the average number of Company-owned stores in operation from five for the nine months ended September 30, 2009 compared to six for the nine months ended September 30, 2010, which resulted in increased revenues for the Company stores.  Same store sales for the comparable Company stores increased 23.6%.

Our total costs and operating expenses decreased approximately $304,000, or 1.8%, to $16,800,000 for the three months ended September 30, 2010, as compared to $17,104,000 for the three months ended September 30, 2009, and increased approximately $2,161,000, or 4.5%, to $50,229,000 for the nine months ended September 30, 2010, as compared to $48,068,000 for the nine months ended September 30, 2009.  The decrease during the three month comparable period was mainly due to the charge to share-based compensation expense of $700,000 in September 2009 due to the recognition of 2,187,500 options that the President of Combine can put back to us at a price per share of $0.32.  The increase for the nine months was mainly a result of the increases in certain revenues as described above, offset, in part, by various personnel and the related overhead reductions, changes to the product mix and advertising initiatives within the Company-owned locations and decreased costs related to our decision not to exhibit at the two Vision Expo Trade Shows and not to hold an Annual Franchise convention.

We have provided a more substantive analysis on the period fluctuations within each of the following segment tables and the related disclosures.

Optical Purchasing Group Business Segment

	For the Nine Months Ended September 30 (in thousands):
	2010	2009	$ Change	% Change
Net Revenues:
Optical purchasing group sales	$14,247	$13,657	$590	4.3%
Cost of optical purchasing group sales	13,631	13,104	527	4.0%
Gross margin	616	553	63	11.4%
Selling, General and Administrative Expenses:
Salaries and related benefits	89	109	(20)	(18.3%)
Depreciation and amortization	70	77	(7)	(9.1%)
Rent and related overhead	70	57	13	22.8%
Credit card and bank fees	44	38	6	15.8%
Professional fees	19	64	(45)	(70.3%)
Relocation expenses	38	-	38	n/a
Bad debt	30	24	6	25.0%
Compensation expense	-	700	(700)	(100.0%)
Other general and administrative costs	6	8	(2)	(25.0%)
Total selling, general and administrative expenses	366	1,077	(711)	(66.0%)
Operating Income (Loss)	250	(524)	774	147.7%

Other Income (Expense):
Other income	6	33	(27)	(81.8%)
Interest expense, net	(43)	(44)	1	2.3%
Total other expense	(37)	(11)	(26)	(236.4%)
Income (loss) before provision for income taxes	$213	$(535)	$748	139.8%

	For the Nine Months Ended September 30 (in thousands):
	2010	2009	$ Change	% Change
Net Revenues:
Optical purchasing group sales	$42,259	$39,022	$3,237	8.3%
Cost of optical purchasing group sales	40,343	37,358	2,985	8.0%
Gross margin	1,916	1,664	252	15.1%
Selling, General and Administrative Expenses:
Salaries and related benefits	325	340	(15)	(4.4%)
Depreciation and amortization	213	230	(17)	(7.4%)
Rent and related overhead	194	172	22	12.8%
Professional fees	107	137	(30)	(21.9%)
Credit card and bank fees	106	84	22	26.2%
Relocation expenses	55	-	55	n/a
Bad debt	14	115	(101)	(87.8%)
Compensation expense	-	700	(700)	(100.0%)
Other general and administrative costs	23	25	(2)	(8.0%)
Total selling, general and administrative expenses	1,037	1,803	(766)	(42.5%)
Operating Income (Loss)	879	(139)	1,018	732.4%

Other Income (Expense):
Other income	73	115	(42)	(36.5%)
Interest expense	(125)	(133)	8	6.0%
Total other expense	(52)	(18)	(34)	(188.9%)
Income (loss) before provision for income taxes	$827	$(157)	$984	626.8%

Optical Purchasing Group revenues increased approximately $590,000, or 4.3%, to $14,247,000 for the three months ended September 30, 2010, as compared to $13,657,000 for the three months ended September 30, 2009, and increased approximately $3,237,000 or 8.3%, to $42,259,000 for the nine months ended September 30, 2010, as compared to $39,022,000 for the nine months ended September 30, 2009.  These increases were due to stronger sales generated at The Optical Group (“TOG”) due to increased membership as well as new vendors programs initiated in the first nine months 2010.  As of September 30, 2010, there were 549 members that made one or more purchases in September 2010, as compared to 539 members that made one or more purchases in September 2009.  Additionally, we benefited from a favorable fluctuation of the foreign currency exchange rate between the Canadian and U.S. Dollar.  The rate averaged $0.97 USD for every Canadian Dollar during the first nine months of 2010, as compared to $0.85 USD for every Canadian Dollar during the first nine months of 2009.  Individually, TOG revenues increased approximately $757,000, or 7.4%, to $11,006,000 for the three months ended September 30, 2010, as compared to $10,249,000 for the three months ended September 30, 2009, and increased approximately $3,936,000, or 14.0%, to $31,972,000 for the nine months ended September 30, 2010, as compared to $28,036,000 for the nine months ended September 30, 2009.  Individually, Combine’s revenues decreased approximately $274,000, or 8.2%, to $3,048,000 for the three months ended September 30, 2010, as compared to $3,322,000 for the three months ended September 30, 2009, and decreased approximately $697,000, or 6.6%, to $9,839,000 for the nine months ended September 30, 2010, as compared to $10,536,000 for the nine months ended September 30, 2009.  These decreases were due to a decrease in membership.  As of September 30, 2010, there were 660 members that made one or more purchases in September 2010, as compared to 824 members that made one or more purchases in September 2009.

Costs of Optical Purchasing Group sales increased approximately $527,000, or 4.0%, to $13,631,000 for the three months ended September 30, 2010, as compared to $13,104,000 for the three months ended September 30, 2009, and increased approximately $2,985,000, or 8.0%, to $40,343,000 for the nine months ended September 30, 2010, as compared to $37,358,000 for the nine months ended September 30, 2009.  Individually, TOG’s cost of sales increases approximately $721,000, or 7.3%, to $10,645,000 for the three months ended September 30, 2010, as compared to $9,925,000 for the three months ended September 30, 2009, and increased approximately $3,803,000, or 14.1%, to $30,851,000 for the nine months ended September 30, 2010, as compared to $27,048,000 for the nine months ended September 30, 2009.  Individually, Combine’s cost of sales decreased approximately $290,000, or 9.3%, to $2,824,000 for the three months ended September 30, 2010, as compared to $3,114,000 for the three months ended September 30, 2009, and decreased approximately $743,000, or 7.5%, to $9,134,000 for the nine months ended September 30, 2010, as compared to $9,877,000 for the nine months ended September 30, 2009.  Both of these decreases were a direct result of, and proportionate to, the revenue fluctuations described above.

Selling, general and administrative expenses of the Optical Purchasing Group segment decreased approximately $711,000, or 66.0%, to $366,000 for the three months ended September 30, 2010, as compared to $1,077,000 for the three months ended September 30, 2009, and decreased approximately $766,000, or 42.5%, to $1,037,000 for the nine months ended September 30, 2010, as compared to $1,803,000 for the nine months ended September 30, 2009.  These decreases were mainly a result of recognizing $700,000 in compensation expense related to the put-option for Neil Glachman in 2009, and a $30,000 decrease in professional fees due to no longer utilizing the Combine bookkeeper and diminished use of the Combine collection services in 2010.  Additionally, there was a $20,000 decrease in salaries and related benefits due to terminating the staff and President of Combine in June 2010 due to relocating the billing system to the New York corporate office.  These decreases were offset, in part, by an increase in relocation expenses due to sending corporate personnel down to Florida to run the day-to-day business of Combine while beginning the process to relocate Combine’s billing system in mid-July.  Additionally, TOG incurred certain one-time expenses related to the relocation of TOG’s offices at the end of December 2009, and TOG’s total expenses increased due to the exchange rate fluctuations described above.

Other income includes interest on past due invoices (finance charges) for TOG and Combine members who have not paid for their respective purchases in a timely manner.  Interest expense relates to payments made under our Credit Facility with M&T, and payments on our related party debt (the debt associated with the purchase financing with the previous owner and former President of Combine).

Franchise Segment

	For the Three Months Ended September 30 (in thousands):
	2010	2009	$ Change	% Change
Net Revenues:
Royalties	$1,358	$1,350	$8	0.6%
Franchise and other related fees	30	55	(25)	(45.5%)
Net revenues	1,388	1,405	(17)	(1.2%)
Selling, General and Administrative Expenses:
Salaries and related benefits	171	343	(172)	(50.1%)
Professional fees	86	127	(41)	(32.3%)
Rent and related overhead	54	92	(38)	(41.3%)
POS system installation costs	34	18	16	88.9%
Bad debt	29	-	29	n/a
Convention and trade show expenses	14	35	(21)	(60.0%)
Depreciation	13	71	(58)	(81.7%)
Other general and administrative costs	21	62	(41)	(66.1%)
Total selling, general and administrative expenses	422	748	(326)	(43.6%)
Operating Income	966	657	309	47.0%

Other Income (Expense):
Interest on franchise notes receivable	10	7	3	42.9%
Other income (expense), net	9	(30)	39	130.0%
Interest expense, net	(3)	(11)	8	72.7%
Total other income (expense)	16	(34)	50	147.1%
Income before provision for income taxes	$982	$623	$359	57.6%

	For the Nine Months Ended September 30 (in thousands):
	2010	2009	$ Change	% Change
Net Revenues:
Royalties	$4,229	$4,250	$(21)	(0.5%)
Franchise and other related fees	160	195	(35)	(17.9%)
Net revenues	4,389	4,445	(56)	(1.3%)
Selling, General and Administrative Expenses:
Salaries and related benefits	665	1,054	(389)	(36.9%)
Professional fees	421	409	12	2.9%
Rent and related overhead	195	366	(171)	(46.7%)
POS system installation costs	77	42	35	83.3%
Bad debt	47	66	(19)	(28.8%)
Depreciation	46	191	(145)	(75.9%)
Convention and trade show expenses	38	211	(173)	(82.0%)
Other general and administrative costs	59	212	(153)	(72.2%)
Total selling, general and administrative expenses	1,548	2,551	(1,003)	(39.3%)
Operating Income	2,841	1,894	947	50.0%

Other Income (Expense):
Interest on franchise notes receivable	25	20	5	25.0%
Other income (expense), net	106	(65)	171	263.1%
Interest expense, net	(11)	(37)	26	70.3%
Total other income (expense)	120	(82)	202	246.3%
Income before provision for income taxes	$2,961	$1,812	$1,149	63.4%

Franchise royalties increased approximately $8,000, or 0.6%, to $1,358,000 for the three months ended September 30, 2010, as compared to $1,350,000 for the three months ended September 30, 2009, and decreased approximately $21,000, or 0.5%, to $4,229,000 for the nine months ended September 30, 2010, as compared to $4,250,000 for the nine months ended September 30, 2009.  Franchise sales decreased approximately $262,000, or 1.4%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, and decreased approximately $1,483,000, or 2.6%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, both of which led to a decrease in royalties.  On average, there were six fewer stores in operation during the nine months ended September 30, 2010.  On average, based on historical performance, those six stores would have generated approximately $216,000 of royalties.  As of September 30, 2010 and 2009, there were 123 and 131 franchised stores in operation, respectively.

Franchise and other related fees (which includes initial franchise fees, renewal fees, conversion fees and store transfer fees) decreased approximately $25,000, or 45.5%, to $30,000 for the three months ended September 30, 2010, as compared to $55,000 for the three months ended September 30, 2009, and decreased approximately $35,000, or 17.9%, to $160,000 for the nine months ended September 30, 2010, as compared to $195,000 for the nine months ended September 30, 2009.  These fluctuations were primarily attributable to 9 franchise agreement renewals ($100,000) and 4 new franchise agreements ($60,000) during the first nine months of 2010, as compared to 9 franchise agreement renewals ($91,000), 1 independent store conversions ($10,000), and 6 new franchise agreements ($94,000) during the first nine months of 2009.  In the future, franchise fees are likely to fluctuate depending on the timing of franchise agreement expirations, new store openings, franchise store transfers, and the approval of the Franchise Disclosure Document, which is renewed annually in April.

Selling, general and administrative expenses of the franchise segment decreased approximately $326,000, or 43.6%, to $422,000 for the three months ended September 30, 2010, as compared to $748,000 for the three months ended September 30, 2009, and decreased approximately $1,003,000, or 39.3%, to $1,548,000 for the nine months ended September 30, 2010, as compared to $2,551,000 for the nine months ended September 30, 2009.  These decreases were partially a result of decreases in salaries and related benefits of $172,000 and $389,000 due to the reductions and restructuring of personnel as our new CEO reassigned certain job functions to improve the efficiency of our operations in 2010.  Some of these job functions included assigning our franchise field support team to manage individual company stores, which reallocated their salaries and related benefits to such stores, and the elimination of the Company’s franchise business development department.  We also experienced a cost reduction on the related travel expenses of such personnel.  We did not exhibit at the Vision Expo East trade show in March 2010 and the Vision Expo West trade show in September 2010, and we did not hold an annual franchise meeting in 2010, expenses that were included in the $35,000 and $211,000 convention and trade show expenses incurred during the three and nine months ended September 30, 2009, respectively.  Additionally, we settled litigation with a franchisee whose receivables were previously written off, thus creating a bad debt recovery of approximately $35,000 in the first quarter of 2010.  These decreases were offset, in part, by an increase in professional fees of $13,000 during the nine comparable months mainly due to legal expenses related to the litigation described above as well as increased management services paid to consultants who oversee the growth and development of the Company’s Site for Sore Eyes trade name.  There were also an increase in POS system installation costs of $16,000 and $35,000 for the three and nine months ended September 30, 2010, respectively, as we continue to install our POS system in each of the franchise locations.

Company Store Segment

	For the Three Months Ended September 30 (in thousands):
	2010	2009	$ Change	% Change
Net Revenues:
Retail sales	$558	$474	$84	17.7%
Exam fees	86	77	9	11.7%
Net revenues	644	551	93	16.9%
Cost of retail sales	190	162	28	17.3%
Gross margin	454	389	65	16.7%
Selling, General and Administrative Expenses:
Salaries and related benefits	295	332	(37)	(11.1%)
Rent and related overhead	183	261	(78)	(29.9%)
Advertising	38	40	(2)	(5.0%)
Other general and administrative costs	47	29	18	62.1%
Total selling, general and administrative expenses	563	662	(99)	(15.0%)
Loss before provision for income taxes	$(109)	$(273)	$164	60.1%

	For the Nine Months Ended September 30 (in thousands):
	2010	2009	$ Change	% Change
Net Revenues:
Retail sales	$1,956	$1,330	$626	47.1%
Exam fees	321	251	70	27.9%
Net revenues	2,277	1,581	696	44.0%
Cost of retail sales	554	421	133	31.6%
Gross margin	1,723	1,160	563	48.5%
Selling, General and Administrative Expenses:
Salaries and related benefits	958	810	148	18.3%
Rent and related overhead	632	654	(22)	(3.4%)
Advertising	91	100	(9)	(9.0%)
Other general and administrative costs	179	101	78	77.2%
Total selling, general and administrative expenses	1,860	1,665	195	11.7%
Loss before provision for income taxes	$(137)	$(505)	$368	72.9%

Net revenues for our Company store segment increased approximately $93,000, or 16.9%, to $644,000 for the three months ended September 30, 2010, as compared to $551,000 for the three months ended September 30, 2009, and increased approximately $696,000, or 44.0%, to $2,277,000 for the nine months ended September 30, 2010, as compared to $1,581,000 for the nine months ended September 30, 2009.  These increases were attributable to having more Company-owned store locations open during the comparable periods, as well as a 23.6% increase in same store sales for the comparable periods.  As of September 30, 2010, there were 6 Company-owned stores, as compared to 5 Company-owned stores as of September 30, 2009.  On a same store basis (for the 5 stores that operated as a Company-owned store during the entirety of both the three and nine months ended September 30, 2010 and 2009), comparative net sales increased approximately $98,000, or 25.7%, to $479,000 for the three months ended September 30, 2010, as compared to $381,000 for the three months ended September 30, 2009 and increased approximately $330,000, or 23.6%, to $1,728,000 for the nine months ended September 30, 2010, as compared to $1,398,000 for the nine months ended June 30, 2009.  These increases were primarily a result of the changes we instituted in January 2010.  Some of the changes included; a) shifting our field support team to include managing at least one company store, b) increased advertising, as noted in the table above, that targeted new customers under the direction of a new ad campaign, c) negotiated rent reductions (many of which occur in the 2nd quarter of 2010 and forward), d) new price points for product, which reduced the per transaction profit margin, but increased the sales volume, and e) more effective and efficient consumer tracking and store personnel training.  We believe that these changes have only started to have a positive impact on earnings and we anticipate that these changes, along with changes to our current optometrist relationships, will continue to lead to increased revenues and income.

The Company-owned store’s gross profit margin increased by 0.2%, to 66.1%, for the three months ended September 30, 2010, as compared to 65.9% for the three months ended September 30, 2009, and increased by 2.9%, to 71.3% for the nine months ended September 30, 2010, as compared to 68.4% for the nine months ended September 30, 2009.  The nine month increase was due, in part, to some of the changes made in our Company stores as described above, as well as the improvement on gross profit margins with respect to certain vendor programs initiated during the 4th quarter of 2009 that have helped improve our lab/lens costs.  Management continues to work to improve the profit margin through increased training at the Company-store level and improved vendor partnerships, among other things, and anticipates these changes will result in the stabilization in our gross profit margin in the future.  Our gross margin may, however, fluctuate in the future depending upon the extent and timing of changes in the product mix in such stores, competitive pricing, and certain one-time sales promotions.

Selling, general and administrative expenses of the Company store segment decreased approximately $99,000, or 15.0%, to $563,000 for the three months ended September 30, 2010, as compared to $662,000 for the three months ended September 30, 2009, and increased approximately $195,000, or 11.7%, to $1,860,000 for the nine months ended September 30, 2010, as compared to $1,665,000 for the nine months ended September 30, 2009.  These increases were mainly a result of having more Company-owned stores in operation during the nine months ended September 30, 2010 as described.  This was offset, in part, by vendor cooperative contributions which offset some of our advertising costs, decreases to individual store expenses as we streamlined certain store payroll coverage to reduce salaries and related benefits, and reductions in our monthly rent expense due to lease modifications negotiated during the 2nd quarter of 2010.

VisionCare of California Segment

	For the Three Months Ended September 30 (in thousands):
	2010	2009	$ Change	% Change
Net Revenues:
Membership fees	$915	$893	$22	2.5%
Selling, General and Administrative Expenses:
Salaries and related benefits	798	793	5	0.6%
Rent and related overhead	42	42	-	0.0%
Other general and administrative costs	54	51	3	5.9%
Total selling, general and administrative expenses	894	886	8	0.9%
Operating Income	21	7	14	200.0%

Other Income (Expense):
Other income	1	5	(4)	(80.0%)
Total other income	1	5	(4)	(80.0%)
Income before provision for income taxes	$22	$12	$10	83.3%

	For the Nine Months Ended September 30 (in thousands):
	2010	2009	$ Change	% Change
Net Revenues:
Membership fees	$2,696	$2,640	$56	2.1%
Selling, General and Administrative Expenses:
Salaries and related benefits	2,379	2,344	35	1.5%
Rent and related overhead	129	122	7	5.7%
Other general and administrative costs	157	150	7	4.7%
Total selling, general and administrative expenses	2,665	2,616	49	1.9%
Operating Income	31	24	7	29.2%

Other Income (Expense):
Other income	3	17	(14)	(82.4%)
Total other income	3	17	(14)	(82.4%)
Income before provision for income taxes	$34	$41	$(7)	(17.1%)

Revenues generated by our wholly-owned subsidiary, VisionCare of California, Inc. (“VCC”), a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care, increased approximately $22,000, or 2.5%, to $915,000 for the three months ended September 30, 2010, as compared to $893,000 for the three months ended September 30, 2009, and increased approximately $56,000, or 2.1%, to $2,696,000 for the nine months ended September 30, 2010, as compared to $2,640,000 for the nine months ended September 30, 2009.  These increases were a direct result of a new VCC office that opened in August of 2009, which, on average, generates approximately $22,000 of membership fees each month.  This was offset by a decrease in revenues generated at Site for Sore Eyes franchise locations during the first nine months of 2010 of approximately $361,000, or 2.4%, from the first nine months of 2009, which led to a decrease in membership fee revenues.

Selling, general and administrative expenses of the VCC segment increased $8,000, or 0.9%, to $894,000 for the three months ended September 30, 2010, as compared to $886,000 for the three months ended September 30, 2009, and increased approximately $49,000, or 1.9%, to $2,665,000 for the nine months ended September 30, 2010, as compared to $2,616,000 for the nine months ended September 30, 2009.  Most of the individual “line item” expenses for VCC remained consistent quarter over quarter; however, each of the increases were mainly due to the new office location described above.

Corporate Overhead Segment

	For the Three Months Ended September 30 (in thousands):
	2010	2009	$ Change	% Change
Selling, General and Administrative Expenses:
Salaries and related benefits	$356	$202	$154	76.2%
Professional fees	72	160	(88)	(55.0%)
Rent and related overhead	65	26	39	150.0%
Combine relocation expenses	64	-	64	n/a
Director fees	39	35	4	11.4%
Insurance	34	28	6	21.4%
Depreciation and amortization	29	-	29	n/a
Other general and administrative costs	43	-	43	n/a
Total selling, general and administrative expenses	702	451	251	55.7%
Operating Loss	(702)	(451)	(251)	(55.7%)

Other Income (Expense):
Interest expense, net	(7)	-	(7)	n/a
Total other expense	(7)	-	(7)	n/a
Loss before provision for income taxes	$(709)	$(451)	$(258)	(57.2%)

	For the Nine Months Ended September 30 (in thousands):
	2010	2009	$ Change	% Change
Selling, General and Administrative Expenses:
Salaries and related benefits	$1,014	$922	$92	10.0%
Professional fees	370	377	(7)	(1.9%)
Rent and related overhead	175	77	98	127.3%
Directors fees	103	104	(1)	(0.1%)
Insurance	95	119	(24)	(20.2%)
Combine relocation	83	-	83	n/a
Depreciation and amortization	78	-	78	n/a
Other general and administrative costs	112	41	71	173.2%
Total selling, general and administrative expenses	2,030	1,640	390	23.8%
Operating Loss	(2,030)	(1,640)	(390)	(23.8%)

Other Income (Expense):
Interest expense, net	(21)	-	(21)	n/a
Total other expense	(21)	-	(21)	n/a
Loss before provision for income taxes	$(2,051)	$(1,640)	$(411)	(25.1%)

There were no revenues generated by the Corporate Overhead segment.

Selling, general and administrative expenses increased approximately $251,000, or 55.7%, to $702,000 for the three months ended September 30, 2010, as compared to $451,000 for the three months ended September 30, 2009, and increased approximately $390,000, or 23.8%, to $2,030,000 for the nine months ended September 30, 2010, as compared to $1,640,000 for the nine months ended September 30, 2009.  These increases were a result of an increase in certain professional fees due to additional services provided by our SEC counsel due to increased filing requirements including the review of our modified Credit Agreement with M&T, as well as increased services provided by a third party valuation company surrounding the valuation of our goodwill and intangible assets .  These increases offset a decrease to salaries and related benefits of $92,000 for the nine months ended September 30, 2010 related to reductions and restructuring of personnel as our new CEO reassigned certain job functions to improve the efficiency of our operations in 2010.  Additionally, we obtained approximately $100,000 of annual premium savings on our Director and Officer’s insurance policy in May 2009.

Other Segment

	For the Three Months Ended September 30 (in thousands):
	2010	2009	$ Change	% Change
Net Revenues:
Transitional store revenues	$3	$-	$3	n/a
Other	9	12	(3)	(25.0%)
Net revenues	12	12	-	n/a
Cost of sales	8	-	8	n/a
Gross profit	4	12	(8)	(66.7%)
Selling, General and Administrative Expenses:
Salaries and related benefits	16	12	4	33.3%
Rent and related overhead	1	-	1	n/a
Depreciation and amortization	1	-	1	n/a
Advertising	-	-	-	0.0%
Other general and administrative costs	6	2	4	200.0%
Total selling, general and administrative expenses	24	14	10	71.4%
Loss before provision for income taxes	$(20)	$(2)	$(18)	(900.0%)

	For the Nine Months Ended September 30 (in thousands):
	2010	2009	$ Change	% Change
Net Revenues:
Transitional store revenues	$95	$-	$95	n/a
Other	28	15	13	86.7%
Net revenues	123	15	108	720.0%
Cost of sales	55	-	55	n/a
Gross Profit	68	15	53	353.3%
Selling, General and Administrative Expenses:
Salaries and related benefits	85	12	73	608.3%
Rent and related overhead	23	-	23	n/a
Depreciation and amortization	10	-	10	n/a
Advertising	6	-	6	n/a
Other general and administrative costs	13	2	11	550.0%
Total selling, general and administrative expenses	137	14	123	878.6%
(Loss) income before provision for income taxes	$(69)	$1	$(70)	(7,000.0%)

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

EBITDA Reconciliation

	For the Three Months Ended September 30 (in thousands):
	2010	2009	$ Change	% Change
EBITDA Reconciliation:
Net income (loss)	$367	$(637)	$1,004	157.6%
Interest	53	55	(2)	(3.6%)
Taxes	12	11	1	9.1%
Depreciation and amortization	134	166	(32)	(19.3%)
EBITDA	$566	$(405)	$971	239.8%

	For the Nine Months Ended September 30 (in thousands):
	2010	2009	$ Change	% Change
EBITDA Reconciliation:
Net income (loss)	$1,473	$(470)	$1,943	413.4%
Interest	157	170	(13)	(7.6%)
Taxes	92	22	70	318.2%
Depreciation and amortization	409	483	(74)	(15.3%)
EBITDA	$2,131	$205	$1,926	939.5%

Liquidity and Capital Resources

As of September 30, 2010, we had a working capital deficit of approximately $4,090,000 and an accumulated deficit of approximately $124,998,000.  Our working capital is not sufficient for us to conduct our short and long-term business operations.  These factors indicate that we may be unable to continue as a going concern if we are unsuccessful in extending our Credit Facility or if we are unable to find alternative means of financing.  If we are unable to extend the Credit Facility, the Company will have to seek additional debt or equity financing to fund its operations.  We are currently seeking new business opportunities that might, if successful, mitigate these factors.  Our plans include the following: (1) obtaining additional capital from the sale of certain of our assets; (2) obtaining financing from various financial institutions, where possible; and (3) negotiating a long-term extension with M&T Bank on our Credit Facility.    We have no current commitments or arrangements with respect to, or immediate sources of funding.  Further, there can be no assurances that funding is available or available to us on acceptable terms.  Our inability to obtain funding could have a material adverse affect on our plan of operation and will continue to diminish our efforts and burden operating cash flow.

During the nine months ended September 30, 2010, cash flows provided by operating activities were $1,255,000.  This was principally due to net income and other non-cash expenses totaling $2,024,000 and an increase in optical purchasing group payables of $1,071,000 due to increased optical purchasing group sales during the nine months ended September 30, 2010, mainly due to the Canadian exchange rate fluctuation in our favor during the nine months ended September 30, 2010.  This was offset, in part, by an increase in optical purchasing group receivables of $1,395,000, also due to increased optical purchasing group sales, as well as an increase in franchise receivables of $97,000 due, in part, to an increase in vendor cooperative contributions to be received during 4th quarter of 2010, which will help subsidize franchise and company store advertising costs.  We hope to continue to improve our operating cash flows through the continued implementation of our Point-of-Sales (“POS”) system to improve the franchise sales reporting process, the addition of new franchise locations, future acquisitions, new vendor programs, and continued efficiencies as it relates to corporate overhead expenses.

For the nine months ended September 30, 2010, cash flows used in investing activities were $139,000 mainly due to the purchase of certain leaseholds improvements, equipment and office furniture related to the relocation of our corporate offices in March 2010, offset by proceeds ($50,000) received as a result of the sale of a Company-owned store in June 2010.  Management does anticipate certain capital expenditures over the next 12 months, including expenditures to continue to implement the POS system within the Franchise community, to remodel one of our Company-owned locations, and to enhance our technology infrastructure and related internal controls.  Such improvements to the IT infrastructure included the relocation of Combine’s operations from Florida to New York in July 2010 and the enhancement of our Combine website.

For the nine months ended September 30, 2010, cash used in financing activities was $1,304,000 mainly due to the payment of our related party borrowings (approximately $82,000) and payments made under our Credit Facility (approximately $1,150,000).  We entered into a new Credit Agreement with M&T, effective March 31, 2010, which agreement, provided, among other things, that all unpaid principal is due on or before April 30, 2011.  We also executed a $1,000,000 Libor Term Note in favor of M&T, dated as of March 31, 2010, which note committed us to pay twelve equal, monthly principal payments of $83,333, plus interest, by April 30, 2011.  Although we believe that we will be able to continue to make such monthly payments, we currently cannot assure that we will be able to do so, nor can we assure that we will be able to pay the remaining principal balance due under the Credit Agreement on or before April 30, 2011.  Additionally, we do not know if we will be able to extend or refinance the debt, and cannot guarantee that extending or refinancing the debt will be on terms favorable to us.

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

In connection with the Term Note, we paid $200,000 to M&T on March 31, 2010 to reduce the outstanding borrowings.  As of September 30, 2010, we had outstanding borrowings of $3,706,854 under the Credit Facility, of which the entire amount was included in Short-Term Debt on the accompanying Consolidated Condensed Balance Sheet.

In connection with the Credit Facility, M&T waived non-compliance of our financial covenants contained in the Original Credit Agreement, as amended, with respect to affirmative covenants for the fourth quarter of 2009, and replaced them with the new financial covenants set forth in the Credit Facility, including minimum net worth to be tested quarterly, commencing March 31, 2010, and annually at December 31, 2010, minimum EBITDA to be tested quarterly, commencing June 30, 2010, and annually at December 31, 2010 and no net losses to be tested quarterly, commencing March 31, 2010.  As of September 30, 2010, we were in compliance with all such covenants.

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

On June 17, 2010, we amended our Credit Facility with M&T in which M&T released its second lien security interest in the assets of Combine until such time as Combine’s existing indebtedness to Combine Optical Management Corporation (the “COMC Indebtedness”) is satisfied or otherwise terminated.  In consideration of such release, we paid a total of $300,000 towards the Line of Credit balance.  Pursuant to the amendment, Combine agreed to grant M&T a first lien security interest in all of its assets upon satisfaction or termination of the COMC Indebtedness.

On October 8, 2010, Combine extended the two letters of credit with M&T Bank in favor of two of Combine’s key vendors.  The letters of credit were extended for one-year terms and will expire in September 2011 and November 2011, respectively.  The letters of credit were also reduced by $200,000 and now total $500,000.  They are both still secured by the Credit Facility with M&T Bank.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In June 2010, we and our subsidiary, Combine Buying Group, Inc. (“Combine”) filed an action in the United States District Court for the Southern District of Florida against Neil Glachman (former President of Combine, referred to as “Glachman”), Combine Optical Management Corporation (owned by Glachman, referred to as “COMC”), James Lashenick (former bookkeeper of Combine) and various entities in which Glachman purportedly owns and/or operates (collectively referred to as the “Defendants”).  We claim, amongst other things, that (i) Glachman and COMC breached the Asset Purchase Agreement (“APA”); (ii) Glachman breached his Employment Agreement and his common law fiduciary duty of loyalty; and (iii) the various Glachman entities, COMC and Mr. Lashenick aided such breach of fiduciary duty.  The Defendants, in their Answer, asserted defenses to our claims, and Glachman and COMC asserted counterclaims against us, including, amongst others, that we (i) breached the Security Agreement executed in connection with the APA; (ii) anticipatorily breached  the APA; and (iii) breached the Employment Agreement with Glachman by terminating him.  The Defendants seek injunctive relief, as well as monetary damages, assurances of our obligation of payment on Glachman’s $700,000 Put Option, assurances of our obligation of payment under the terms of the $225,000 promissory note due October 1, 2010, and costs and attorney fees.  We have not recorded an accrual for a loss in this action, as we do not believe it is probable that we will be held liable in respect of Defendant’s counterclaims, however, we have accrued for the $700,000 Put Option and $225,000 promissory note payment, both of which are included in the accompanying Consolidated Condensed Balance Sheets as of September 30, 2010.  We believe that we have a meritorious defense to such counterclaims, however, due to the uncertainties inherent in litigation, we cannot predict the outcome.  As of the date hereof, these proceedings were in the discovery stage.

Item 1a. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None

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

Dated: November 15, 2010