Form 10-K
period 2010-12-31
EMERGING VISION INC
filed 2011-03-31
CIK 1002554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2010, was $4,707,769.

Number of shares outstanding as of March 31, 2011:

125,392,806 shares of Common Stock, par value $0.01 per share

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held during 2011.

Part I

Item 1.  Business

GENERAL

As used in this Annual Report on Form 10-K, references to the “Company”, “we”, “us”, or “our” refer to Emerging Vision, Inc. and its subsidiaries.

We operate one of the largest chains of retail optical stores and one of the largest franchise optical chains in the United States, based upon management’s beliefs, domestic sales and the number of Company-owned and franchised store locations (collectively referred to hereinafter as “Sterling Stores”).  Additionally, we operate Combine Buying Group, Inc., one of the leading optical purchasing groups in the United States (hereinafter referred to as “Combine”), and The Optical Group, one of the leading optical purchasing groups in Canada (hereinafter referred to as “TOG”), based upon management’s beliefs, annual sales and the number of members.  Emerging Vision, Inc. was incorporated under the laws of the State of New York in January 1992 and, in July 1992, purchased substantially all of the assets of Sterling Optical Corp., a New York corporation, then a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code.

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

As of December 31, 2010, there were 130 Sterling Stores in operation, consisting of 11 Company-owned stores (inclusive of one store operated by a third party pursuant to a management agreement) and 119 franchised stores.  Sterling Stores are located in 14 states, the District of Columbia and the U.S. Virgin Islands.

The following chart sets forth the breakdown of Sterling Stores in operation as of December 31, 2010 and 2009:

		December 31,
I. COMPANY-OWNED STORES:	2010*		2009

Company-owned stores	10		6
Company-owned stores managed by franchisee	1		-
Total	11		6

(*) Existing store locations: Illinois (1), Maryland (1), New York (5) Pennsylvania (1), Virginia (1) and Wisconsin (2).

		December 31,
	2010*		2009
II. FRANCHISED STORES:	119		129

(*) Existing store locations:  California (40), Delaware (3), Florida (1), Kentucky (2), Louisiana (1), Maryland (8), New Jersey (7), New York (34), North Dakota (3), Pennsylvania (7), Virginia (4), Washington D.C. (1), West Virginia (1), Wisconsin (5), and the U.S. Virgin Islands (2)

FRANCHISE SYSTEM

An integral part of our franchise system includes providing a high level of marketing, training and administrative support to our franchisees. We provide “grand opening” assistance for each new franchised location by consulting with our franchisees with respect to store design, fixture and equipment requirements and sources, inventory selection and sources, and marketing and promotional programs, as well as assistance in obtaining managed care contracts. Specifically, our grand opening assistance helps to establish business plans and budgets, provides preliminary store design and plan approval prior to construction of a franchised store, and provides training, an operations manual and a comprehensive business review to aid the franchisee in attempting to maximize our sales and profitability.  Further, on an ongoing basis, we provide training through regional seminars, offer assistance in marketing and advertising programs and promotions, offer online communication, franchisee group discussion as well as updated training modules and product information through our interactive Franchisee Intranet, and consult with its franchisees as to their management and operational strategies and business plans.

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

b.
Initial Fees. Generally, franchisees (must pay us a non-recurring, initial franchise fee of $20,000.  For each franchisee entering into more than one franchise agreement, we charge a non-recurring, initial franchise fee of $15,000 for the second location, and $10,000 for each location in excess of two.  We charge each franchisee of a Converted Store (an independent location converting to a Sterling Store) or Limited Access Facility (locations that have limited public access) a non-recurring, initial franchise fee of $10,000 per location.

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

e.
Termination. Franchise Agreements may be terminated if a franchisee has defaulted on its payment of monies due us, or in its performance of the other terms and conditions of the Franchise Agreement. During 2010, we reacquired the assets of (as well as possession of) six franchised stores.  Substantially all of the assets located in such stores were voluntarily surrendered and transferred back to us in connection with the termination of the related Franchise Agreements. In certain instances, we may re-convey the assets of such a store to a new franchisee, requiring the new franchisee to enter into our then current form of Franchise Agreement.  However, we review each store’s historical performance to consider if we will continue to operate such store (as a Company-owned location) without re-conveying the assets of such store to a new franchisee.  As of December 31, 2010, all six such stores remained Company-owned locations (inclusive of one store operated by a third party pursuant to a management agreement).

OPTICAL PURCHASING GROUP BUSINESS

The Optical Purchasing Group Business is divided into two units. The U.S. unit, Combine, was based in the state of Florida through August 2010, at which time it was relocated and has been based in our New York corporate offices.  Combine operates an optical purchasing group business, which provides its members (“Combine Members”) with optical products and services at discounted prices.  Combine Members are typically independent optical retailers. There were 814 and 879 Combine Members that made one or more purchases during each of the quarters ended December 31, 2010 and 2009, respectively.

TOG, which is based in Ontario, Canada, is one of the leading optical purchasing groups in Canada.  TOG also provides its members (“TOG Members”) with optical products and services at discounted prices.  TOG Members are typically independent optical retailers.  TOG also operates a credit reference business within the optical industry in Canada, which allows TOG to selectively service only the most credit-worthy retailers.  There were 548 and 544 TOG Members that made one or more purchases during the quarter ended December 31, 2010 and 2009, respectively.

Combine and TOG both utilize their membership count to obtain better discounts on such products and services from various optical vendors than independent optical retail members could obtain on their own.

INSIGHT MANAGED VISION CARE

We, under the trade name “Insight Managed Vision Care,” contract with payers (i.e. health maintenance organizations, preferred provider organizations, insurance companies, Taft-Hartley unions, and mid-sized to large companies) who offer eye care benefits to their covered participants.  When Sterling Stores provide services or products to a covered participant, it is generally at a discount from the everyday advertised retail price.  Typically, participants will be eligible for greater eye care benefits at Sterling Stores than those offered at eye care providers that are not participating in a managed care program.  We believe that the additional customer traffic generated by covered participants, along with purchases by covered participants above and beyond their eye care benefits, more than offsets the reduced gross margins being realized on these sales.  We believe that convenience of store locations and hours of operation are key factors in attracting managed care business.  As we increase our presence within markets we have already entered, we believe we will be more attractive to managed care payers.

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

We continually prepare and revise our in-store, point-of-purchase displays, which provide various promotional messages to customers. Both Company-owned and franchised Sterling Stores participate in advertising and in-store promotions, which include visual merchandising techniques to draw attention to the products displayed at the Sterling Store. We are also continually refining our interactive web sites, which further markets the “Sterling Optical” and “Site for Sore Eyes” brands in an effort to increase traffic to our stores and, in many instances, we also uses direct mail advertising as well as opt-in email, search engine and other internet advertising to reach prospective, as well as existing customers.

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

COMPETITION

The optical business is highly competitive and includes chains of retail optical stores, superstores, individual retail outlets, the operators of web sites and a large number of independent opticians, optometrists and ophthalmologists who provide professional services and may, in connection therewith, dispense prescription eyewear. As retailers of prescription eyewear generally service local markets, competition varies substantially from one location or geographic area to another. Certain of our major competitors offer promotional incentives to their customers and, in response thereto, we generally offer the same or similar incentives to our customers.  Many of these competitors have greater resources than us, which opens them to more favorable discounts on an assortment of goods and services than we are able to obtain based on our purchasing power.

We believe that the principal competitive factors in the retail optical business are convenience of location, on-site availability of professional eye examinations, rapid service, quality and consistency of product and service, price, product warranties, a broad selection of merchandise and the participation in third-party managed care provider programs.

There are other optical purchasing group businesses both in the United States and Canada that offer the same type of services and vendor discounts that our optical purchasing group businesses offer.  In addition, certain groups offer additional or different services and products than what our optical purchasing groups provide.

GOVERNMENT REGULATION

Our operations are subject to extensive federal, state and local laws, rules and regulations affecting the health care industry and the delivery of health care, including laws and regulations prohibiting the practice of medicine and optometry by persons not licensed to practice medicine or optometry, prohibiting the unlawful rebate or unlawful division of fees, and limiting the manner in which prospective patients may be solicited. The regulatory requirements that we must satisfy to conduct our business vary from state to state. In particular, some states have enacted laws governing the ability of ophthalmologists and optometrists to enter into contracts to provide professional services with business corporations or lay persons, and some states prohibit us from computing our continuing royalty fees based upon a percentage of the gross revenues of the fees collected by affiliated optometrists. Various federal and state regulations limit the financial and non-financial terms of agreements with these health care providers; and the revenues potentially generated by us differ among our various health care provider affiliations.

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

We must comply with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which governs our participation in managed care programs. We also must comply with the privacy regulations under HIPAA, which went into effect in April 2003.  In addition, all states have passed laws that govern or affect our arrangements with the optometrists who practice in our vision centers. Some states, such as California, have particularly extensive and burdensome requirements that affect the way we do business. In California, optometrists who practice adjacent to our retail locations are providers to, and subtenants of, a subsidiary of the Company, which is licensed as a Staff-Model HMO.

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

EMPLOYEES

As of February 27, 2011, we employed approximately 150 individuals, of which approximately 59% were employed on a full-time basis.  No employees are covered by any collective bargaining agreement. At franchised store locations, employees are hired and governed by the franchisee, not us. We consider our labor relations with our associates to be in good standing and have not experienced any interruption of our operations due to disagreements.

Item 1A.  Risk Factors

An investment in our common stock involves a number of very significant risks.  Because of these risks, only persons able to bear the risk and withstand the loss of their entire investment should invest in our common stock.  Prospective investors should consider the following risk factors, among others, before making an investment decision.

•	The current U.S. and global economic conditions have affected and are likely to continue to affect our results of operations and financial position.
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

•	Our common stock trades on the OTC Bulletin Board, which makes it more difficult for shareholders to buy and sell shares of our common stock.
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
On March 29, 2011, the last reported sales price of our common stock was $0.09.  Because the trading price of our common stock is less than $5.00 per share and no longer trades on NASDAQ, our common stock comes within the definition of a "penny stock."  The “penny stock rules” impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors, generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.  Before a broker-dealer can sell a penny stock, the Securities and Exchange Commission (the “SEC”) rules require the firm to first approve the customer for the transaction in question and receive from the customer a written agreement to such transaction.  The firm must furnish the customer a document describing the risks of investing in penny stocks.  The broker-dealer must also advise the customer of the current market quotation, if any, for the penny stock and the compensation the firm and its broker will receive for the trade.  Finally, the firm must send monthly account statements showing the market value of each penny stock held in the customer’s account.  These additional burdens imposed on broker-dealers may restrict the ability of broker-dealers to sell our securities and may affect the ability of shareholders to resell our common stock.

•
The Chairman of our Board of Directors has ownership of and/or is directly involved in the operations of certain other retail optical companies, which are in competition with our Sterling Stores and Combine Members.  This competition may result in conflicts of interest.

Dr. Alan Cohen, our Chairman of the Board of Directors, and, together with his immediate family members, one of our significant shareholders, owns, operates, manages and/or is otherwise involved with other companies in the retail optical industry, which are in competition with our Sterling Stores and/or Combine Members, and may result in potential conflicts.   Until March 1, 2008, Dr. Cohen and his brother Dr. Robert Cohen were officers and directors of and together with members of their immediate families, were the sole shareholders of Cohen Fashion Optical, Inc. (“CFO, Inc.”), which company operated and franchised retail optical stores similar to Sterling Stores and Combine Member locations in the States of Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York and Puerto Rico.  Effective March 1, 2008, CFO, Inc. sold substantially all of its assets to Cohen Fashion Optical, LLC (“CFO, LLC”), a Kentucky limited liability company, which continues to operate and offer franchises for retail optical stores primarily under the name Cohen’s Fashion Optical.  Although, Dr. Alan Cohen does not own any interest in or participate in the management of CFO, LLC, Dr. Cohen is an executive officer and director of Real Optical, LLC and CFO Retail, Inc. (collectively “REAL”), and he and members of his immediate family are principal members and shareholders of said companies.  REAL is a franchisee of CFO, LLC and operates retail optical stores in the States of Connecticut, Florida, New Jersey and New York similar to Sterling Stores and Combine Member locations.  As of December 31, 2010, REAL was the franchisee of 16 Cohen’s Fashion Optical stores, and was also managing an additional store on behalf of CFO, LLC.  In the future, REAL may open additional stores that are located in the same areas as Sterling Stores and/or Combine Member locations.  These competing businesses could reduce the revenues generated at our competing Sterling Stores and/or from Combine Members.

Dr. Cohen is also an executive officer of, and he, together with members of his immediate family, are principal members of General Vision Services, LLC (“GVS”) and Vision World, LLC (“Vision World”).  GVS operates retail optical stores located in the New York metropolitan area.  GVS does not offer franchises, however, in connection with the transaction between CFO LLC, and CFO, Inc., GVS agreed that all of its stores, including any stores to be opened in the future, would be operated as franchisees of CFO, LLC.  GVS stores are similar to, and compete with, the Sterling Stores and/or Combine Members being operated in the same areas.  As of December 31, 2010, GVS was the franchisee of CFO, LLC, and was operating 5 stores under the name General Vision Services.  Furthermore, both GVS and Vision World solicit and administer third party benefit programs, through their network of company-owned and independent retail optical stores.  It is possible that additional GVS or Vision World Stores, or other retail optical stores, which provide services under third party benefit plans administered by GVS or Vision World, may, in the future, be located near one or more of our Sterling Stores and/or Combine Member locations, and may compete directly with such locations.

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

•
We significantly depend on the ability and experience of certain members of our management team, and their departure may prevent or delay the successful implementation and execution of our business plan.

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

•
We have no control over the management of most of the Sterling Stores, nor do we control any of the Combine or TOG Members.  These stores may be managed by unsuccessful franchisees, Combine Members and/or TOG Members, which would reduce our revenues generated from these locations.

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

•	We operate in a highly competitive market, and many of our competitors have much greater resources, which may make it difficult for us to remain competitive.
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

The operations and success of Combine and TOG are highly dependent upon the purchases of eye care products by independent optical retailers (Combine/TOG Members).  If Combine/TOG Members decide to purchase their eye care products through a competing optical purchasing group business or purchase directly from a vendor, then revenues generated from Combine and/or TOG would decrease. A decrease in the number of Combine/TOG Members could reduce Combine and/or TOG profit margins, net income and cash flow.

•	The optical industry as a whole, including us, has experienced a reduction in profit margins.
We often offer incentives to our customers, which lower profit margins.  At times when major competitors offer significantly lower prices for their products, it then becomes in our best interest to do the same. Certain of the major competitors offer promotional incentives to their customers including free eye exams, "50% Off" on designer frames and "Buy One, Get One Free" eye care promotions.  In response to these promotions, we have offered the same or similar incentives to its customers.  This practice has resulted in lower profit margins and these competitive promotional incentives may further reduce revenues, gross margins and cash flows.  Although we believe that Sterling Stores provide quality service and products at competitive prices, several of the large retail optical chains have greater financial resources. Therefore, we may not be able to continue to deliver cost efficient products in the event of aggressive pricing by competitors, which would reduce our profit margins, net income and cash flow.

•	As refractive laser surgery gains market acceptance, we may lose revenue from traditional eyewear customers.
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

•	We may be exposed to significant risk from liability claims if we are unable to obtain insurance, at acceptable costs, to protect us against potential liability claims.
The rendering of professional eye care services entails an inherent risk of professional malpractice and other similar claims.  We do not influence or control the practice of optometry by the optometrists that it employs or affiliates with, nor does it have responsibility for their compliance with certain regulatory and other requirements directly applicable to these individual professionals.  As a result of the relationship between our employed or affiliated optometrists and us, we may become subject to professional malpractice actions or claims under various theories relating to the professional services provided by these individuals.  We may not be able to continue to obtain adequate liability insurance at reasonable rates, in which event; our insurance may not be adequate to cover claims asserted against us, thus, potentially decreasing our future cash position and potentially jeopardizing our ability to continue operations.

•	The viability of most of our Sterling Stores and most of our Combine and TOG Members remains dependent on our relationship with optometrists and/or ophthalmologists.
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
As of December 31, 2010, we had 18,510,519 shares that were reserved for issuance under outstanding warrants, options and senior convertible preferred stock.  The exercise and conversion prices, as the case may be, of common stock equivalents range from $0.05 to $0.75 per share.  If converted or exercised, these securities will result in a dilution of shareholders’ percentage ownership of the Company’s common stock.  In addition, if we acquire new companies through the issuance of common or preferred stock, percentages of ownership will be further diluted.

•	Applicable tax rules could prohibit us from being able to utilize our net operating loss carry-forwards (“NOLs”), thereby decreasing net income and cash flows.
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

•	The acquisition of Combine Buying Group may create competition with our Sterling Stores.
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

•
We are dependent upon a limited number of vendors to provide our members with a broad spectrum of product purchasing options.  If these vendors cease to do business with us or do not meet our demands, either in volume or quantity, then we could be materially harmed.

Combine and TOG utilize certain key vendors to provide its members with a broad spectrum of product purchasing options.  If one of these key vendors ceases to do business with Combine and/or TOG, or ceases to exist, Combine and/or TOG could see a decrease in the amount of product purchased by its members, thus decreasing its revenues and net income.

•
We rely heavily on computer systems in managing financial results and day-to-day operations.  Any damage or interruption in such systems could cause us delays in financial reporting and difficulties in managing day-to-day operations exposing us to additional operating expenses.

We are subject to damage and interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events and usage by employees.  This includes any damage to the systems that allow for electronic payments from our franchisees and credit card payments from its Sterling Store customers.  Any repairs necessary to replace and/or fix these systems could result in a significant expense to us.  Additionally, certain of our financial reporting processes are not part of an integrated financial reporting system, which requires additional hours and administrative costs to operate manage and control these systems.  We are working to transition most of the processes to an integrated financial reporting system.  The conversion of these systems and processes could result in a significant expense to us and may pose greater risks associated with maintaining internal controls as the systems are integrated.

•	As we guarantee certain of our Sterling Store leases, we are exposed to ongoing lease liability and the potential for future losses should one of those Sterling Stores shut down operations.
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

•
To maintain ongoing operations, we will need to extend the term on our current credit facility, or find alternative financing.  Additionally, we may be unable to service our current debt obligations with cash flows from operations.

In connection with the purchases of Combine and TOG, along with other debt obligations, we have approximately $3,824,000 of outstanding debt as of December 31, 2010.  If we are unable to generate sufficient cash flows from operations in the future, we may be unable to make principal and interest payments on such borrowings when they become due and may need to refinance all or a portion of the existing debt, or obtain additional financing.

Additionally, the amount outstanding on our Non-Revolving Line of Credit Note and Credit Agreement (the “Credit Agreement”) with Manufacturers and Traders Trust Company (“M&T”) was $3,206,854 as of March 31, 2011.  We entered into an Amended, Modified, Extended and Restated Non-Revolving Line of Credit Note and Credit Agreement (the “Restated Credit Agreement”) with M&T, effective March 31, 2011, which agreement provides, among other things, that all unpaid principal will be due on May 30, 2012.  We also executed a $500,000 Term Note in favor of M&T, dated as of March 31, 2011, which note commits us to pay twelve, equal monthly principal payments of $41,667, plus interest, by April 30, 2012, and executed a new Revolving Line of Credit Note and Credit Agreement (the “Revolving Credit Agreement”) in favor of M&T, dated as of March 31, 2011, which allows us to borrow up to $100,000.  We currently cannot guarantee that we will be able to pay the remaining principal balance due under the Restated Credit Agreement on or before May 30, 2012.  Additionally, we cannot guarantee that M&T will refinance on favorable terms, if at all.

Although M&T has agreed to allow us to borrow an additional $100,000, we are no longer able to borrow under the Restated Credit Agreement.  As such, we are currently exploring and will continue to explore certain financing options available to us to generate additional working capital.

Prior to fiscal 2010, we had defaulted on certain financial covenants due to poor earnings.  As such, we had to obtain multiple waivers from M&T on such financial covenants.  The Restated Credit Agreement continues to require us to comply with certain financial covenants, which we believe we will be able to; however, based on the history, there is no guarantee we can comply with such covenants.  If we cannot remain compliant with the financial covenants, M&T could declare an event of default under the terms of the Restated Credit Agreement and accelerate the Credit Facility.

•	Due to the pending litigation with Neil Glachman and Combine Optical Management Corporation, we may need additional financing should the result of such litigation be unfavorable to us.
We have been able to utilize the earnings from the operations of Combine to support the repayment of its related party debt with Neil Glachman, the previous owner and former President of Combine.  On September 29, 2010, Mr. Glachman sent notice informing us that he was exercising his Put Right pursuant to his Option Agreement and demanding the associated payment of $700,000.  Additionally, on October 6, 2010, we received notice from attorneys representing Combine Optical Management Corporation (“COMC”) demanding the acceleration and immediate payment of the promissory notes (approximately $336,000).  Due to the pending litigation with Mr. Glachman and COMC, as described in Note 12, we have not recognized the exercise nor have we made any payments under the promissory notes, although both amounts are reflected on the Consolidated Balance Sheets.  We may need additional financing should the outcome of the ligation be unfavorable to us, and we are currently exploring certain options to enable us to make such payment, if necessary.  However, there can be no assurance that we will find financing or that such financing will be on terms favorable to us.

•	The Canadian/US dollar exchange rate exposes us to foreign currency risks.
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

Item 2.  Properties

Our headquarters, consisting of approximately 5,200 square feet, is located in an office building situated at 520 Eight Avenue, 23rd Floor, New York, NY 10018, under a lease that expires in June 2020.   This facility houses our principal executive and administrative offices as well as the operations of Combine.

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

In June 2010, the Company and its subsidiary, Combine (collectively referred to as the “Company”), filed an action in the United States District Court for the Southern District of Florida against Neil Glachman (former President of Combine, referred to as “Glachman”), COMC (which is owned by Glachman), James Lashenick (former bookkeeper of Combine) and various entities which Glachman purportedly owns and/or operates (collectively referred to as the “Defendants”).  The Company claims, amongst other things, that (i) Glachman and COMC breached the terms of the Asset Purchase Agreement with the Company (“APA”); (ii) Glachman breached his Employment Agreement and his common law fiduciary duty of loyalty; and (iii) the various Glachman entities, COMC and Mr. Lashenick aided such breach of fiduciary duty.  The Defendants, in their Answer, asserted defenses to the Company’s claims, and Glachman and COMC asserted counterclaims against the Company, including, amongst others, that the Company (i) breached the Security Agreement executed in connection with the APA; (ii) anticipatorily breached  the APA; and (iii) breached the Employment Agreement with Glachman by terminating him.  The Defendants seek injunctive relief, as well as monetary damages, assurances of the Company’s obligation of payment on Glachman’s $700,000 Put Option, assurances of the Company’s obligation of payment under the terms of the $225,000 promissory note that was due October 1, 2010, and costs and attorney fees.  The Company has not recorded an accrual for a loss in this action, as the Company does not believe it is probable that the Company will be held liable in respect of Defendant’s counterclaims, however, the Company has accrued for the $700,000 Put Option and $225,000 promissory note payment, both of which are included in the accompanying Consolidated Condensed Balance Sheets as of December 31, 2010.  The Company believes that it has a meritorious defense to such counterclaims.  As of the date hereof, these proceedings were in the discovery stage.

Item 4.  Reserved

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

	2010		2009
Quarter Ended:	High	Low	High	Low

March 31	$0.11	$0.07	$0.19	$0.08
June 30	$0.11	$0.03	$0.19	$0.10
September 30	$0.08	$0.03	$0.20	$0.10
December 31	$0.13	$0.04	$0.15	$0.06

The approximate number of shareholders of record of our Common Stock as of March 4, 2011 was 272.

There was one shareholder of record of our Senior Convertible Preferred Stock as of March 31, 2011.

Historically, we have not paid dividends on its Common Stock, and have no intention to pay dividends on our Common Stock in the foreseeable future. It is the present policy of the Registrant’s Board of Directors to retain earnings, if any, to finance our future operations and growth.

Although we have not paid dividends, if we do in the future, those dividend payments could cause an event of default pursuant to our credit facility.  The terms of the credit facility are described in Item 7 of this Report.

Information regarding our equity compensation plans as of December 31, 2010 is disclosed in Item 12 of this Report, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K (the “Report”) contains forward-looking statements as that term is defined in the federal securities laws.  The events described in forward-looking statements contained in this Report may not occur.  Generally, these statements relate to our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, financing plans, projected or anticipated benefits from acquisitions that we may make, or projections involving anticipated revenues, earnings or other aspects of our operating results or financial position, and the outcome of any contingencies.  Any such forward-looking statements are based on current expectations, estimates and projections of management.  We intend for these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements.  Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond the Company’s control, which may influence the accuracy of the statements and the projections upon which the statements are based.  Factors that could cause actual results to differ materially from those set forth or implied by any forward-looking statements include, but are not limited to, those certain risk factors detailed in “Item 1A. Risk Factors” of this Report, as well as other risks and uncertainties discussed in our reports filed with the Securities and Exchange Commission.  Copies of these filings are available at www.sec.gov.

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

SEGMENT RESULTS FOR THE YEAR ENDED DECEMBER 31, 2010, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2009

Consolidated Segment Results

Our total revenue increased approximately $5,762,000, or 9.3%, to $67,587,000 for the year ended December 31, 2010, as compared to $61,825,000 for the year ended December 31, 2009.  The increase was mainly a result of the increase in Optical Purchasing Group revenues during the comparable periods due to the addition of two new suppliers in Canada during 2010 that generated approximately $3.25 million of revenues, and the currency fluctuation between the U.S. and Canadian dollars which improved by approximately 11%.  Additionally, we experienced an increase in the average number of Company-owned stores in operation from six for the year ended December 31, 2009 compared to 11 (inclusive of one store operated by a third party pursuant to a management agreement) for the year ended December 31, 2010, which resulted in increased revenues for the Company stores.  Same store sales for the comparable Company stores increased 22.2%.

Our total costs and operating expenses increased approximately $2,184,000, or 3.4% to $66,015,000 for the year ended December 31, 2010, as compared to $63,831,000 for the year ended December 31, 2009.  This increase was due to the increase in cost of sales for the optical purchasing groups, which was a direct result of, and proportionate to, the revenue increases described above.  This offset a decrease in operating expenses due to a charge to share-based compensation expense of $700,000 in September 2009 due to the recognition of 2,187,500 options that the President of Combine can put back to us at a price per share of $0.32.  Additionally, there were various personnel and overhead reductions, changes to the product mix and advertising initiatives within the Company-owned locations and decreased costs related to our decision not to exhibit at the two Vision Expo Trade Shows and not to hold an Annual Franchise convention.

We have provided a more substantive analysis on the period fluctuations within each of the following segment tables and the related disclosures.

Optical Purchasing Group Business Segment

	For the Year Ended December 31 (in thousands):
	2010	2009	$ Change	% Change
Net Revenues:
Optical purchasing group sales	$55,193	$50,379	$4,814	9.6%
Cost of optical purchasing group sales	52,779	48,290	4,489	9.3%
Gross margin	2,414	2,089	325	15.6%
Selling, General and Administrative Expenses:
Salaries and related benefits	458	452	6	1.3%
Depreciation and amortization	285	306	(21)	(6.9%)
Rent and related overhead	244	249	(5)	(2.0%)
Professional fees	148	191	(43)	(22.5%)
Credit card and bank fees	145	114	31	27.2%
Relocation expenses	69	-	69	n/a
Bad debt expense	59	263	(204)	(77.6%)
Other general and administrative costs	39	27	12	44.4%
Goodwill and intangible asset impairment	-	702	(702)	(100.0%)
Compensation expense	-	700	(700)	(100.0%)
Total selling, general and administrative expenses	1,447	3,004	(1,557)	(51.8%)
Operating Income (Loss)	967	(915)	1,882	205.7%

Other Income (Expense):
Other income	84	153	(69)	(45.1%)
Interest expense, net	(166)	(169)	3	(1.8%)
Total other expense	(82)	(16)	(66)	(412.5%)
Income (loss) before provision for income taxes	$885	$(931)	$1,816	195.1%

Optical Purchasing Group revenues increased approximately $4,814,000, or 9.6%, to $55,193,000 for the year ended December 31, 2010, as compared to $50,379,000 for the year ended December 31, 2009.  This increase was due to stronger sales generated at TOG due to increased membership as well as new vendors programs initiated in 2010, which generate approximately $3.25 million of additional revenue.  There was an average of 548 members of TOG that made one or more purchases during the quarter ended December 31, 2010, as compared to an average of 544 members that made one or more purchases during the quarter ended December 31, 2009.  Additionally, we benefited from a favorable fluctuation of the foreign currency exchange rate between the Canadian and U.S. Dollar.  The rate averaged $0.97 USD for every Canadian Dollar during 2010, as compared to $0.87 USD for every Canadian Dollar during 2009.  Individually, TOG revenues increased approximately $5,373,000, or 14.6%, to $42,147,000 for the year ended December 31, 2010 as compared to $36,774,000 for the year ended December 31, 2009.  Individually, Combine’s revenues decreased approximately $915,000, or 6.9%, to $12,427,000 for the year ended December 31, 2010, as compared to $13,342,000 for the year ended December 31, 2009.  The decrease was due to a decrease in membership.  There were 814 members of Combine that made one or more purchases during the quarter ended December 31, 2010, as compared to 879 members that made one or more purchases during the quarter ended December 31, 2009.

Costs of Optical Purchasing Group sales increased approximately $4,489,000, or 9.3% to $52,779,000 for the year ended December 31, 2010, as compared to $48,290,000 for the year ended December 31, 2009.  Individually, TOG’s cost of sales increased approximately $5,186,000, or 14.6%, to $40,706,000 for the year ended December 31, 2010, as compared to $35,520,000 for the year ended December 31, 2009.  Combine’s cost of sales decreased approximately $1,016,000, or 8.1%, to $11,561,000 for the year ended December 31, 2010, as compared to $12,577,000 for the year ended December 31, 2009.  Both of these decreases were a direct result of, and proportionate to, the revenue fluctuations described above.

Operating expenses of the Optical Purchasing Group segment decreased approximately $1,557,000, or 51.8%, to $1,447,000 for the year ended December 31, 2010, as compared to $3,004,000 for the year ended December 31, 2009.  This decrease was mainly a result of a charge of $702,000 impairment of goodwill and certain intangible assets in December 2009, which was a result of the decline in Combine’s estimated future cash flows expected to be generated from such assets, and a $700,000 non-cash compensation charge incurred in September 2009.  Combine’s President may put back to the Company 2,187,500 options at a put price per share of $0.32.  Combine incurred bad debt on certain member receivables during the year ended December 31, 2009 of approximately $148,000 as certain members went out of business due to the current economic conditions.  TOG also incurred bad debt of $115,000 related to one member who went out of business during 2009. Additionally, Combine and TOG engaged the services of consultants ($10,000 per month) in May 2009 to enhance vendor programs designed to encourage greater spending by the members while achieving greater profit margins, and experienced a $30,000 decrease in professional fees due to no longer utilizing the Combine bookkeeper and diminished use of the Combine collection services in 2010.  There was a $20,000 decrease in salaries and related benefits due to terminating the staff and President of Combine in June 2010, as the billing system was relocated to the New York corporate office.  These decreases were offset, in part, by an increase in relocation expenses due to sending corporate personnel down to Florida to run the day-to-day business of Combine while beginning the process to relocate Combine’s billing system to New York in mid-July.  Additionally, TOG incurred certain one-time expenses related to the relocation of TOG’s offices at the end of December 2009, and TOG’s total expenses increased due to the exchange rate fluctuations described above.

Other income includes interest on past due invoices (finance charges) for TOG and Combine members who have not paid for their respective purchases in a timely manner.  Interest expense relates to payments made under our Credit Facility with M&T, and payments on our related party debt (the debt associated with the purchase financing with the previous owner and former President of Combine).

Franchise Segment

	For the Year Ended December 31 (in thousands):
	2010	2009	$ Change	% Change
Net Revenues:
Royalties	$5,520	$5,502	$18	0.3%
Franchise and other related fees	150	218	(68)	(31.2%)
Net revenues	5,670	5,720	(50)	(0.9%)
Selling, General and Administrative Expenses:
Salaries and related benefits	806	1,404	(598)	(42.6%)
Professional fees	518	572	(54)	(9.4%)
Convention and trade show expenses	-	202	(202)	(100.0%)
POS system installation costs	78	73	5	6.8%
Rent and related overhead	256	567	(311)	(54.9%)
Bad debt	63	409	(346)	(84.6%)
Depreciation and amortization	61	227	(166)	(73.1%)
Other general and administrative costs	116	310	(194)	(62.6%)
Total selling, general and administrative expenses	1,898	3,764	(1,866)	(49.6%)
Operating Income	3,772	1,956	1,816	92.8%

Other Income (Expense):
Interest on franchise notes receivable	33	28	5	17.9%
Other income (expense)	105	(91)	196	215.4%
Interest expense, net	(12)	(49)	37	(75.5%)
Total other income (expense)	126	(112)	238	212.5%
Income before provision for income taxes	$3,898	$1,844	$2,054	111.4%

Franchise royalties increased approximately $18,000, or 0.3%, to $5,520,000 for the year ended December 31, 2010, as compared to $5,502,000 for the year ended December 31, 2009. The increase in franchise royalties was due to a decrease in the number of franchisees whose royalties are recognized on a cash basis due to concerns about collectability, and due to an increase in royalties generated from franchise store audits for the year ended December 31, 2010, which was $27,000 more than the comparable period in 2009.  The increase was offset by a decrease in franchise sales of approximately $1,095,000, or 1.5%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009, which led to decreased royalties.  On average, there were seven fewer stores in operation during the year ended December 31, 2010.  On average, based on historical performance, those seven stores would have generated approximately $122,000 of royalties.  As of December 31, 2010 and 2009, there were 119 and 129 franchised stores in operation, respectively.

Franchise and other related fees (which include initial franchise fees, renewal fees, conversion fees and store transfer fees) decreased approximately $68,000, or 31.2%, to $150,000 for the year ended December 31, 2010, as compared to $218,000 for the year ended December 31, 2009.  This fluctuation was primarily attributable to 9 franchise agreement renewals ($70,000) and 5 new franchise agreements ($80,000) during the year ended December 31, 2010, as compared to 9 franchise agreement renewals ($91,000), 1 independent store conversions ($10,000), and 6 new franchise agreements ($117,000) during the year ended December 31, 2009.  In the future, franchise fees are likely to fluctuate depending on the timing of franchise agreement expirations, new store openings, franchise store transfers, and the approval of the Franchise Disclosure Document, which is renewed annually in April.

Selling, general and administrative expenses of the franchise segment decreased approximately $1,866,000, or 49.6%, to $1,898,000 for the year ended December 31, 2010, as compared to $3,764,000 for the year ended December 31, 2009.  The decrease was partially a result of decreases in salaries and related benefits due to the reductions and restructuring of personnel, as our new CEO reassigned certain job functions to improve the efficiency of our operations in 2010.  Some of these job functions included assigning our franchise field support team to manage individual company stores, which reallocated their salaries and related benefits to such stores, and the elimination of the Company’s franchise business development department.  We also experienced a cost reduction on the related travel expenses of such personnel and reallocated expenses between the various segments, which caused a decrease in rent and related overhead expenses.  We did not exhibit at the Vision Expo East trade show in March 2010 and the Vision Expo West trade show in September 2010, and we did not hold an annual franchise meeting in 2010, resulting in a $202,000 savings as compared to fiscal 2009.  Additionally, we settled litigation with a franchisee whose receivables were previously written off, thus creating a bad debt recovery of approximately $35,000 in the first quarter of 2010, and we incurred bad debt expense due to the write-off of franchise receivables on two stores that were abandoned by such franchisee during 2009.

Other income increased approximately $238,000, or 212.5%, for the year ended December 31, 2010, mainly due to losses we incurred repossessing or selling franchise locations during fiscal 2009 and a reduction of interest expense paid under the M&T Credit Facility due to the continuing reduction of the principal balance.

Company Store Segment

	For the Year Ended December 31 (in thousands):
	2010	2009	$ Change	% Change
Net Revenues:
Retail sales	$2,510	$1,848	$662	35.8%
Exam fees	373	338	35	10.4%
Net revenues	2,883	2,186	697	31.9%
Cost of retail sales	654	622	32	5.1%
Gross margin	2,229	1,564	665	42.5%
Selling, General and Administrative Expenses:
Salaries and related benefits	1,271	1,183	88	7.4%
Rent and related overhead	802	922	(120)	(13.0%)
Advertising	103	107	(4)	(3.7%)
Depreciation and amortization	80	44	36	81.8%
Travel related expenses	63	10	53	530.0%
Bad debt expense	43	-	43	n/a
Other general and administrative costs	114	74	40	54.1%
Total selling, general and administrative expenses	2,476	2,340	136	5.8%
Loss before provision for income taxes	$(247)	$(776)	$529	68.2%

Net revenues for the Company store segment increased approximately $697,000, or 31.9%, to $2,883,000 for the year ended December 31, 2010, as compared to $2,186,000 for the year ended December 31, 2009.  The increase was attributable to having more Company-owned store locations open during the comparable periods, as well as an increase in same store sales for the comparable periods.  As of December 31, 2010, there were 11 Company-owned stores (inclusive of one store operated by a third party pursuant to a management agreement), as compared to six Company-owned stores as of December 31, 2009.  On a same store basis (for the five stores that operated as a Company-owned store during the entirety of both twelve month periods ended December 31, 2010 and 2009, respectively), comparative net sales increased approximately $398,000, or 22.2%, to $2,189,000 for the year ended December 31, 2010, as compared to $1,791,000 for the year ended December 31, 2009.  These increases were primarily a result of the changes we instituted in January 2010.  Some of the changes included; a) shifting our field support team to increase the oversight of the company stores, b) increased advertising, offset by increased vendor contributions, that targeted new customers under the direction of a new ad campaign, c) negotiated rent reductions (many of which occurred in the 2nd quarter of 2010), d) new price points for product, which reduced the per transaction profit margin, but increased the sales volume, and e) more effective and efficient consumer tracking and store personnel training.  We believe that these changes have only started to have a positive impact on earnings and we anticipate that these changes, along with changes to our current optometrist relationships, will continue to lead to increased revenues and income.

The Company-owned stores’ gross profit margin increased by 7.4% to 73.7%, for the year ended December 31, 2010, as compared to 66.3% for the year ended December 31, 2009.  The increase was due, in part, to some of the changes made in our Company stores as described above, as well as the improvement on gross profit margins with respect to certain vendor programs initiated during the 4th quarter of 2009 that have helped improve our lab/lens costs.  Management continues to work to improve the profit margin through increased training at the Company-store level and improved vendor partnerships, among other things, and anticipates these changes should result in the stabilization in our gross profit margin in the future.  Our gross margin may, however, fluctuate in the future depending upon the extent and timing of changes in the product mix in such stores, competitive pricing, and certain one-time sales promotions.

Selling, general and administrative expenses of the Company store segment increased approximately $136,000, or 5.8%, to $2,476,000 for the year ended December 31, 2010, as compared to $2,340,000 for the year ended December 31, 2009.  This increase was mainly a result of having more Company-owned stores, on average, in operation during the year ended December 31, 2010.  Additionally, the Company shifted certain field support personnel to the Company stores to improve the operations of such stores, which resulted in an additional payroll allocation.  This was offset, in part, by streamlining certain of our stores staffing to reduce salaries and related benefits and enhancing the media plans for each store, including utilizing cooperative advertising vendor contributions, which reduced advertising costs on a by-store basis.

VisionCare of California Segment

	For the Year Ended December 31 (in thousands):
	2010	2009	$ Change	% Change
Net Revenues:
Membership fees	$3,562	$3,521	$41	1.2%
Selling, General and Administrative Expenses:
Salaries and related benefits	3,158	3,149	9	0.3%
Rent and related overhead	166	166	-	0.0%
Other general and administrative costs	207	207	-	0.0%
Total selling, general and administrative expenses	3,531	3,522	9	0.3%
Operating Income (Loss)	31	(1)	32	3,200.0%

Other Income:
Other income	33	33	-	0.0%
Total other income	33	33	-	0.0%
Income before provision for income taxes	$64	$32	$32	100.0%

Revenues generated by our wholly-owned subsidiary, VCC, a specialized health care maintenance organization licensed by the State of California Department of Managed Health Care, increased approximately $41,000, or 1.2%, to $3,562,000 for the year ended December 31, 2010, as compared to $3,521,000 for the year ended December 31, 2009.  This increase was a direct result of a new VCC office that opened in August of 2009, which, on average, generates approximately $22,000 of membership fees each month.  This was offset by a decrease in revenues generated at Site for Sore Eyes franchise locations during 2010 of approximately $410,000, or 2.0%, from 2009, which led to a decrease in membership fee revenues.

Selling, general and administrative expenses of the VCC segment increased $9,000, or 0.3%, to $3,531,000 for the year ended December 31, 2010, as compared to $3,522,000 for the year ended December 31, 2009.  Most of the individual “line item” expenses for VCC remained consistent year over year (the increase of salaries and related benefits due to the new VCC office describe above offset a decrease in expenses as a direct result of the decrease in the Site for Sore Eyes sales).

Corporate Overhead Segment

	For the Year Ended December 31 (in thousands):
	2010	2009	$ Change	% Change
Selling, General and Administrative Expenses:
Salaries and related benefits	$1,372	$1,246	$126	10.1%
Professional fees	562	573	(11)	(1.9%)
Insurance	139	187	(48)	(25.7%)
Rent and related overhead	255	103	152	147.6%
Relocation expenses	84	-	84	n/a
Director fees	141	135	6	4.4%
Depreciation and amortization	117	-	117	n/a
Other general and administrative costs	109	-	109	n/a
Total selling, general and administrative expenses	2,779	2,244	535	23.8%
Operating Loss	(2,779)	(2,244)	(535)	(23.8%)

Other Expense:
Other expense	-	(78)	(78)	(100.0%)
Interest expense	(22)	-	22	n/a
Total other expense	(22)	(78)	56	(71.8%)
Loss before provision for income taxes	$(2,801)	$(2,322)	$479	20.6%

There were no revenues generated by the corporate overhead segment.

Selling, general and administrative expenses increased approximately $535,000, or 23.8%, to $2,779,000 for the year ended December 31, 2010, as compared to $2,244,000 for the year ended December 31, 2009.  This increase was a result of relocation expenses due to sending corporate personnel down to Florida to run the day-to-day business of Combine while beginning the process to relocate Combine’s billing system in mid-July to New York, an increase in salaries and related benefits due to the restructuring of personnel as our new CEO reassigned certain job functions to improve the efficiency of our operations in 2010, and a reallocation of rent, overhead and other expenses in proportion to the new payroll allocations.  This increase was offset, in part, by a reduction on our Director and Officer’s insurance policy in May 2010.

Other expenses of approximately $78,000 for the year ended December 31, 2009 was mainly a result of the loss on the disposal of certain property and equipment due to the relocation of our corporate office in March of 2010.  Interest expense of approximately $22,000 for the year ended December 31, 2010 related to payments made under the M&T Credit Facility.

Other Segment

	For the Year Ended December 31 (in thousands):
	2010	2009	$ Change	% Change
Net Revenues:
Transitional store revenues	$244	$-	$244	n/a
Other	35	19	16	84.2%
Net revenues	279	19	260	1,368.4%
Cost of sales	102	5	97	1,940.0%
Gross profit	177	14	163	1,164.3%
Selling, General and Administrative Expenses:
Advertising	7	-	7	n/a
Salaries and related benefits	206	31	175	564.5%
Rent and related overhead	97	2	95	4,750.0%
Depreciation and amortization	16	-	16	n/a
Other general and administrative costs	23	7	16	228.6%
Total selling, general and administrative expenses	349	40	309	772.5%
Loss before provision for income taxes	$(172)	$(26)	$(146)	(561.5%)

Revenues generated by the Other segment consisted of the operations of Emerging Vision Contacts (“EVC”), a company that sells contact lenses in Bakersfield, California that is located within another optical company’s retail space.  We began operations of EVC in August 2009.   Also included in the Other segment were the operations of four of our Company-owned stores, one of which was sold in April 2010 with an effective date of June 1, 2010.  As the operations of this store immediately changed upon such sale, we believe it is no longer appropriate to include the operations of this store in the Company Store segment.  The three others were Franchise-owned locations that were taken back by the Company in October 2010, two of which were not reopened until 2011.

Selling, general and administrative expenses of the Other segment included the operations of both EVC and the transitional Company owned locations inclusive of labor, and rent and related overhead expenses.

Use of Non-GAAP Performance Indicators

The following section expands on our financial performance detailing our EBITDA.  EBITDA is calculated as net earnings before interest, taxes, depreciation and amortization.  We refer to EBITDA because it is a widely accepted financial indicator of a company’s ability to service or incur indebtedness.

Management has provided an EBITDA calculation to provide a greater level of understanding of our performance had it not been for certain significant non-cash charges, many of which were incurred as a result of the acquisitions of Combine and TOG.  These charges, including depreciation and amortization expense, are included in selling, general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

EBITDA Reconciliation

	For the Year Ended December 31 (in thousands):
	2010	2009	$ Change	% Change
EBITDA Reconciliation:
Net income (loss)	$1,554	$(2,523)	$4,077	161.6%
Interest	200	218	(18)	(8.3%)
Provision for income taxes	73	344	(271)	(78.8%)
Depreciation and amortization	578	599	(21)	(3.5%)
EBITDA	$2,405	$(1,362)	$3,767	276.6%

We also incurred other non-cash charges that affected earnings including compensation expenses related to common stock options and warrants of approximately $700,000 for the year ended December 31, 2009 related to the 2,187,500 stock options owned by the former President of Combine at a put price per share of $0.32.

The Company also incurred a non-cash charge of $702,000 for the year ended December 31, 2009 that related to an impairment of goodwill and certain intangible assets, which was a result of the decline in Combine’s estimated future cash flows expected to be generated from such assets.

Cash Flows from EBITDA

	For the Year Ended December 31, 2010
	Original	EBITDA	Difference
Cash flows from operating activities:
Net income	$1,554	$2,405	$851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	578	-	(578)
Provision for doubtful accounts	203	203	-
Deferred tax assets	(5)	-	5
Loss on sale of property and equipment	28	28	-
Disposal of property and equipment	11	11	-
Changes in operating assets and liabilities:
Franchise and other receivables	(116)	(116)	-
Optical purchasing group receivables	(71)	(71)	-
Notes receivable	110	110	-
Inventories	(80)	(80)	-
Prepaid expenses and other current assets	246	246	-
Other assets	(28)	(28)	-
Accounts payable and accrued liabilities	(437)	(512)	(75)
Optical purchasing group payables	53	53	-
Franchise deposits and other liabilities	65	65	-
Net cash provided by operating activities	2,111	2,314	203

Cash flows from investing activities:
Purchases of property and equipment	(605)	(605)	-
Proceeds from sale of Company-owned store	50	50	-
Net cash used in investing activities	(555)	(555)	-

Cash flows from financing activities:
Payments under credit facility	(1,400)	(1,574)	(174)
Payments on related party obligations and other debt	(101)	(130)	(29)
Costs associated with extending credit facility	(60)	(60)	-
Net cash used in financing activities	(1,561)	(1,764)	(203)
Net decrease in cash before effect of foreign exchange rate changes	(5)	(5)	-
Effect of foreign exchange rate changes	2	2	-
Net decrease increase in cash and cash equivalents	(3)	(3)	-
Cash and cash equivalents – beginning of year	1,576	1,576	-
Cash and cash equivalents – end of year	$1,573	$1,573	$-

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, we had a working capital deficit of approximately $1,057,000, cash on hand of $1,573,000, and an accumulated deficit of approximately $124,917,000.

During the year ended December 31, 2010, cash flows provided by operating activities were $2,111,000.  This was principally due to net income and other non-cash expenses totaling $2,369,000 and a decrease in prepaid expenses of $246,000 due to the utilization and installation of the Point-of-Sales (“POS”) systems we purchased during 2009 and the first quarter of 2010 that were either placed into property and equipment when the system was put into service or purchased by a franchised location.  Additionally, we had to prepay for advertising at the end of fiscal 2009 due to our financial condition.  As our financial condition improved during 2010, many advertising vendors no longer required us to make such prepayments.  This was offset mainly by a decrease in accounts payable and accrued liabilities of $437,000 due, in part, to the improvements in our financial condition.  This allowed us to reduce many of the larger vendor balances that grew during fiscal 2009.  We hope to continue to improve our operating cash flows through the continued implementation of our POS system to improve the franchise sales reporting process, the addition of new franchise locations, future acquisitions, new vendor programs, and continued efficiencies as it relates to corporate overhead expenses.

For the year ended December 31, 2010, cash flows used in investing activities were $555,000, mainly due to the purchase of certain leaseholds improvements, equipment and office furniture related to the relocation of our corporate offices in March 2010, the relocation of Combine’s operation from Florida to New York in July 2010, the remodel of our Company-owned store in Ithaca, NY and the equipment necessary to conduct business for certain of the stores the Company took back during the fourth quarter of 2010.  These purchases were offset by proceeds ($50,000) received as a result of the sale of a Company-owned store in June 2010.  Management does anticipate certain capital expenditures over the next 12 months, including expenditures to continue to implement the POS system within the Franchise community, remodeling certain of our Company-owned locations, and to enhance our technology infrastructure and related internal controls.  Such improvements to the IT infrastructure include switching Combine’s current billing system to a new billing platform and the continued enhancement of the Combine website.

For the year ended December 31, 2010, cash used in financing activities was $1,561,000, mainly due to the payment of our related party borrowings (approximately $101,000) and payments made under our Credit Facility (approximately $1,400,000).  We entered into a Restated Credit Agreement with M&T, effective March 31, 2011, which agreement, provided, among other things, that all unpaid principal is due on or before May 30, 2012.  We also executed a $500,000 Term Note in favor of M&T, dated as of March 31, 2011, which note commits us to pay twelve equal, monthly principal payments of $41,667, plus interest, by April 30, 2012.  Although we believe that we will be able to continue to make such monthly payments, we currently cannot assure that we will be able to do so, nor can we assure that we will be able to pay the remaining principal balance due under the Restated Credit Agreement on or before May 30, 2012.  Additionally, we do not know if we will be able to extend or refinance the debt, and cannot guarantee that extending or refinancing the debt will be on terms favorable to us.

On September 29, 2010, Mr. Glachman sent notice informing us that he was exercising his Put Right pursuant to his Option Agreement and demanding the associated payment of $700,000.  Additionally, on October 6, 2010, we received notice from attorneys representing COMC demanding the acceleration and immediate payment of the promissory notes (approximately $336,000).  Due to the pending litigation with Mr. Glachman and COMC, as described in Note 12, we have not recognized the exercise nor have we made any payments under the promissory notes, although both amounts are reflected on the Consolidated Balance Sheets.  We may need additional financing should the outcome of the ligation be unfavorable to us, and we are currently exploring certain options to enable us to make such payment, if necessary.  However, there can be no assurance that we will find financing or that such financing will be on terms favorable to us.

PLAN OF OPERATION

Based on our 2011 projections, which are derived from our 2010 performance, historical data, industry performance and the current economic conditions, as well as other assumptions management believes to be reasonable, we believe that the Company should be able to generate sufficient cash flows from operations to pay the outstanding debt in accordance with the terms of the new Credit Agreement, while maintaining compliance with the financial covenants for fiscal 2011.  Management intends to continue its focus on the implementation of better controls over the Company-owned locations, including increased store support and training, enhancing the POS system tools including the implementation of a new perpetual inventory module, improved vendor discounts and targeted advertising, which should result in greater efficiencies and greater profit within those stores.

This will be dependent on changes to streamline our infrastructure.  However, if a material adverse change in the financial position of the Company’s should occur, or if actual sales or expenses are substantially different than what has been forecasted, the Company’s liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

During the next 12 months, we intend to actively seek and investigate possible business opportunities with the intent to secure additional and/or alternative financing to refinance or extend our debt.  We do not intend to restrict our search to any specific financial institution.

CREDIT FACILITY

On March 31, 2011, we entered into the Restated Credit Agreement with M&T, to extend, reduce, modify, and restate a Revolving Line of Credit Note and Credit Agreement entered into with M&T on August 8, 2007 (the “Original Credit Agreement”), that established a revolving credit facility for aggregate borrowings of up to $6,000,000 and that was subsequently amended on November 14, 2008, April 1, 2009, November 11, 2009, and March 31, 2010, which amendments, among other things, reduced the credit facility to $4,251,921 and converted the same into a non-revolving facility.  The Restated Credit Agreement has been extended to May 30, 2012, and further reduces the credit facility by the $500,000 being refinanced and amortized under the Term Note (as defined below), to $3,351,851.  The Restated Credit Agreement includes a Letter of Credit sublimit of $645,000 and outstanding borrowings of $2,706,854, which are repayable, interest only, on a monthly basis, commencing on the first day of each month during the term of the Restated Credit Agreement, calculated at the variable rate equal to the greater of 350 basis points in excess of LIBOR or 4.5%, with all unpaid principal due on May 30, 2012.

On March 31, 2011, we executed a $500,000 Term Note (the “Term Note”) in favor of M&T, which provides for one payment on the effective date of the Term Note of interest for the first month, eleven equal, monthly principal payments of $41,667 plus interest due on the first day of each month during the term of the Term Note and one final payment of all outstanding principal and accrued interest on April 30, 2012.  The interest is calculated at the variable rate of 350 basis points in excess of LIBOR or 4.5%.

As of December 31, 2010, we had outstanding borrowings of $3,456,854 under the credit facility, of which $583,333 was included in Short-term Debt and $2,873,521 was included in Long-term Debt on the accompanying Consolidated Balance Sheet.

In connection with the Restated Credit Agreement, M&T continues to require us to comply with certain financial covenants set forth in the Restated Credit Agreement, but at more stringent financial benchmarks that those set forth in the Original Credit Agreement, as previously amended, including financial covenants with respect to minimum net worth to be tested quarterly and annually, minimum EBITDA to be tested quarterly and annually, and no net losses to be tested quarterly.

Further, on March 31, 2011, we executed a $100,000 Revolving Line of Credit Note and Credit Agreement (the “Revolving Credit Agreement”) in favor of M&T, which provides for an uncommitted line of credit and requires monthly payments of interest only on the first day of each month and one final payment of all outstanding principal amounts and accrued interest on April 30, 2012.  The interest is calculated at a variable rate equal to the greater of 350 basis points in excess of LIBOR or 4.5%

In order to secure repayment of our aggregate borrowings made under the Restated Credit Agreement, the Term Note and the Revolving Credit Agreement, we and certain of our subsidiaries executed a Letter of Reaffirmation of Guaranty, Absolute Assignment of Franchise Notes and Proceeds Due, Assignment of Rents and Subleases, Pledge Agreement and United States Trademark Collateral Assignment and Security Agreement, dated as of March 31, 2011, which serves to reaffirm certain guaranties, assignments, pledges and grants of security interests previously made to M&T in connection with the Original Credit Agreement and the amendments thereto.  As long as we do not commit an event of default, as defined within the Restated Credit Agreement, we shall continue to exercise authority over our franchise documents.  However, if an event of default did occur without us curing such a default, M&T would gain the right, power and authority over our franchise documents and be able to perform and enforce performance of all of the obligations due under such documents.

On June 17, 2010, we amended our Original Credit Agreement with M&T in which M&T released its second lien security interest in the assets of Combine until such time as Combine’s existing indebtedness to COMC (the “COMC Indebtedness”) is satisfied or otherwise terminated.  In consideration of such release, we paid a total of $300,000 towards the Line of Credit balance.  Pursuant to the amendment, Combine agreed to grant M&T a first lien security interest in all of its assets upon satisfaction or termination of the COMC Indebtedness.

On October 8, 2010, Combine extended the two letters of credit with M&T in favor of two of Combine’s key vendors.  The letters of credit were extended for one-year terms and will expire in September 2011 and November 2011, respectively.  The letters of credit were also reduced by $200,000 and now total $500,000.  They are both still secured by the credit facility with M&T.  Effective March 31, 2011, M&T increased the letter of credits available to us to $645,000, of which $545,000 is currently outstanding.

Although M&T has agreed to allow us to borrow an additional $100,000, we are no longer able to borrow additional amounts under the terms of Restated Credit Agreement.  As such, we are currently exploring and willing to continue to explore certain options available to us including refinancing such debt prior to May 30, 2012.  We may not be able to extend or refinance the debt, and we cannot guarantee that extending or refinancing the debt will be on terms favorable to us.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing or unconsolidated variable interest entities, with the exception of certain guarantees on leases.  We refer the reader to the Notes to the Consolidated Financial Statements included in Item 8 of this Report for information regarding our lease guarantees.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) No. 2011-01 contains technical corrections to existing guidance and affects guidance to specialized industries or entities.  These corrections or updates have no current applicability to us or their effect on the financial statements would not have been significant to our financial results.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8.  Financial Statements

TABLE OF CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	27

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2010 and 2009	28

Consolidated Statements of Operations and Comprehensive Income (Loss)	29
for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Shareholders' Equity for the Years	30
Ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended	31-32
December 31, 2010 and 2009

Notes to Consolidated Financial Statements	33-53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Emerging Vision, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Emerging Vision, Inc. (a New York corporation) and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emerging Vision, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ ROSEN SEYMOUR SHAPSS MARTIN & COMPANY LLP

New York, New York
March 31, 2011

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Data)
ASSETS	December 31,
	2010	2009
Current assets:
Cash and cash equivalents	$1,573	$1,576
Franchise receivables, net of allowance of $110 and $188, respectively	1,367	1,665
Optical purchasing group receivables, net of allowance of $228 and $155, respectively	4,606	4,594
Other receivables, net of allowance of $45 and $15, respectively	374	237
Current portion of franchise notes receivable, net of allowance of $30 and $42, respectively	258	221
Inventories, net	389	309
Prepaid expenses and other current assets	201	447
Deferred tax assets	326	276
Total current assets	9,094	9,325

Property and equipment, net	1,039	872
Franchise notes receivable	276	290
Deferred tax assets, net of current portion	489	534
Goodwill	3,651	3,651
Intangible assets, net	2,670	2,839
Other assets	266	238
Total assets	$17,485	$17,749

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,127	$4,564
Optical purchasing group payables	4,389	4,336
Put option liability – related party	700	700
Short-term debt	599	1,116
Related party obligations	336	334
Total current liabilities	10,151	11,050

Long-term debt	2,889	3,792
Related party obligations, net of current portion	-	83
Franchise deposits and other liabilities	327	262
Total liabilities	13,367	15,187

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized: Senior Convertible Preferred Stock, $100,000 liquidation preference per share; 0.74 shares issued and outstanding	74	74
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 125,475,143 and 128,992,938 shares issued, respectively, and 125,292,806 and 128,810,601 shares outstanding, respectively	1,254	1,289
Additional paid-in capital	128,059	128,024
Accumulated comprehensive loss	(148)	(150)
Accumulated deficit	(124,917)	(126,471)
Treasury stock, at cost, 182,337 shares	(204)	(204)
Total shareholders' equity	4,118	2,562
Total liabilities and shareholders' equity	$17,485	$17,749

The accompanying notes are an integral part of these consolidated balance sheets.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (In Thousands, Except Per Share Data)
	For the Years Ended December 31,
	2010	2009

Revenue:
Optical purchasing group sales	$55,193	$50,379
Franchise royalties	5,520	5,502
Retail sales – Company-owned stores	3,122	2,186
Membership fees – VisionCare of California	3,562	3,521
Franchise related fees and other revenues	190	237
Total revenue	67,587	61,825

Costs and operating expenses:
Cost of optical purchasing group sales	52,779	48,290
Cost of retail sales – Company-owned stores	756	627
Goodwill and intangible assets impairment	-	702
Selling, general and administrative expenses	12,480	14,212
Total costs and operating expenses	66,015	63,831

Operating income (loss)	1,572	(2,006)

Other income (expense):
Interest on franchise notes receivable	33	28
Other income	222	17
Interest expense, net	(200)	(218)
Total other income (expense)	55	(173)

Income (loss) before provision for income taxes	1,627	(2,179)
Provision for income taxes	73	344
Net income (loss)	1,554	(2,523)

Comprehensive income (loss):
Foreign currency translation adjustments	2	117
Comprehensive income (loss)	$1,556	$(2,406)

Net income (loss) per share:
Basic and diluted	$0.01	$(0.02)

Weighted-average number of common shares outstanding –
Basic	127,001	127,140
Diluted	127,122	127,140

The accompanying notes are an integral part of these consolidated statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 (In Thousands, Except Share Data)
	Senior Convertible Preferred Stock		Common Stock		Treasury Stock, at cost		Additional Paid-In	Accumulated Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance – December 31, 2008	1	$74	125,292,806	$1,254	182,337	$(204)	$128,059	$(267)	$(123,948)	$4,968
Exercise of stock options	-	-	3,517,795	35	-	-	(35)	-	-	-
Effects of foreign currency translation adjustments	-	-	-	-	-	-	-	117	-	117
Net loss	-	-	-	-	-	-	-	-	(2,523)	(2,523)
Balance – December 31, 2009	1	$74	128,810,601	$1,289	182,337	$(204)	$128,024	$(150)	$(126,471)	$2,562
Rescission of the exercise of stock options	-	-	(3,517,795)	(35)	-	-	35	-	-	-
Effects of foreign currency translation adjustments	-	-	-	-	-	-	-	2	-	2
Net income	-	-	-	-	-	-	-	-	1,554	1,554
Balance – December 31, 2010	1	$74	125,292,806	$1,254	182,337	$(204)	$128,059	$(148)	$(124,917)	$4,118

The accompanying notes are an integral part of these consolidated statements.

EMERGING VISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands)
	For the Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,554	$(2,523)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	578	599
Provision for doubtful accounts	203	729
Deferred tax assets	(5)	344
Non-cash compensation charges related to put option liability	-	700
Goodwill and intangible assets impairment	-	702
Loss on sale of property and equipment	28	73
Disposal of property and equipment	11	87
Changes in operating assets and liabilities:
Franchise and other receivables	(116)	(458)
Optical purchasing group receivables	(71)	(636)
Notes receivable	110	54
Inventories	(80)	13
Prepaid expenses and other current assets	246	96
Other assets	(28)	(33)
Accounts payable and accrued liabilities	(437)	304
Optical purchasing group payables	53	627
Accrued store closing costs	-	(146)
Franchise deposits and other liabilities	65	(48)
Net cash provided by operating activities	2,111	484

Cash flows from investing activities:
Purchases of property and equipment	(605)	(153)
Proceeds from sale of Company-owned store	50	-
Costs associated with enhancing trademark value	-	(145)
Net cash used in investing activities	(555)	(298)

Cash flows from financing activities:
Borrowings under credit facility	-	150
Payments under credit facility	(1,400)	(600)
Payments on related party obligations and other debt	(101)	(367)
Costs associated with extending credit facility	(60)	-
Net cash used in financing activities	(1,561)	(817)
Net decrease in cash before effect of foreign exchange rate changes	(5)	(631)
Effect of foreign exchange rate changes	2	117
Net decrease in cash and cash equivalents	(3)	(514)
Cash and cash equivalents – beginning of year	1,576	2,090
Cash and cash equivalents – end of year	$1,573	$1,576

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$187	$196
Taxes	$77	$27

Non-cash investing and financing activities:
Notes receivable in connection with franchise settlement (inclusive of all franchise related receivables)	$163	$170
Settlement on accounts payable related to enhancing trademark value	$-	$102

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

As of December 31, 2010, there were 130 Sterling Stores in operation, consisting of 11 Company-owned stores (inclusive of one store operated by a third party pursuant to a management agreement) and 119 franchised stores.  There were 814 and 548 members of Combine and TOG, respectively, who made one or more purchases during the quarter ended December 31, 2010.

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

Cash and Cash Equivalents

Cash represents cash on hand at Company-owned stores and cash on deposit with various financial institutions.  All highly liquid investments with an original maturity (from date of issuance) of three months or less are considered to be cash equivalents.  The Company's cash equivalents are invested in various investment-grade money market accounts and in Canadian treasury accounts.

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

Property and Equipment, net

Property and equipment, net, are recorded at cost, less accumulated depreciation and amortization. Depreciation is recorded on a straight-line basis over the estimated useful lives of the respective classes of assets.  Amortization expense is recorded on a straight-line basis over the remaining term of the associated lease.  All depreciation and amortization costs are reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

Software

Certain software development costs have been capitalized in accordance with the provisions of ASC 985-605-25, “Software – Revenue Recognition.”  Such costs include charges for consulting services and costs for personnel associated with programming, coding and testing such software.  Amortization of capitalized software costs begins when the software is placed into service, is recorded on a straight-line basis over the estimated useful life and is reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

Goodwill and Intangible Assets, net

Goodwill and certain intangible assets with indefinite lives are not amortized; however, the Company reviews the carrying value of such assets, at least annually, for impairment. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual value.  Management performed a review of its existing goodwill and intangible assets, and determined that there was no impairment necessary as of December 31, 2010.  During fiscal 2009, the Company incurred an impairment charge of $476,000 reducing the carrying value of the Company’s goodwill from $4,127,000 as of December 31, 2008 to $3,651,000 as of December 31, 2009, and incurred an impairment charge of $226,000 to reduce the carrying value of certain intangible assets.  The total charge of $702,000 is reflected in goodwill and intangibles asset impairment in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2009.  The charge was a result of the decline in Combine’s estimated future cash flows expected to be generated from such assets.  All other intangible assets are being amortized over their useful lives.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The Company periodically evaluates its long-lived assets (on a store-by-store basis) based on, among other factors, the estimated, undiscounted future cash flows expected to be generated from such assets in order to determine if an impairment exists.  Management determined there was no impairment of long-lived assets as of December 31, 2010.

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

Membership fees – VisionCare of California – Represents membership fees generated by VCC, a wholly owned subsidiary of the Company, for optometric services provided to individual patients (members);

Franchise related fees and other revenues – Represents certain franchise fees collected by the Company under the terms of franchise agreements (including, but not limited to, initial franchise, transfer, renewal and conversion fees).  Initial franchise fees, which are non-refundable, are recognized when the related franchise agreement is signed.  The Company recognized franchise related fees of $150,000 and $218,000 for the years ended December 31, 2010 and 2009, respectively.  Other revenues consist of commission income and contact lens sales from a limited access facility, the Company operates in the state of California.

The Company also follows the provisions of United States Generally Accepted Accounting Principles (“GAAP”) when accounting for discounts, coupons and promotions (that are offered to its customers) as a direct reduction of revenue.

Cost of Sales

Cost of retail sales include the cost of inventory items such as eyeglass frames, contact lenses, ophthalmic lenses, sunglasses and accessories as well as the respective shipping and freight costs for such items, less certain discounts for the Company’s prompt payment.

Cost of optical purchasing group sales include Combine and TOG cost of product (based on the volume purchasing power from ordering for its members as a group) from its vendors, the associated shipping and freight costs, less certain discounts for Combine and TOG’s guaranteed prompt payment.

Selling, General and Administrative expenses

Selling, general and administrative expenses primarily include payroll and related benefits, franchise regional and annual meetings, business travel, rent and related overhead, advertising, professional fees, depreciation and amortization, bank and credit card fees, bad debt expense, and equity compensation charges.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising costs aggregated approximately $156,000 and $146,000 for the years ended December 31, 2010 and 2009, respectively, and is reflected in selling, general and administrative expenses on the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).  Advertising fees collected from franchisees are not accounted for in the Consolidated Statements of Operations and Comprehensive Income (Loss) as the Company acts in an agent capacity with respect to those funds.  These funds are included in accounts payable and accrued liabilities on the accompanying Consolidated Balance Sheets until such time as the franchisee directs the spending of such funds.

Comprehensive Income

Comprehensive income is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners.  The Company’s comprehensive income (loss) is comprised solely of the cumulative translation adjustment arising from the translation of TOG’s financial statements, the Company’s foreign subsidiary.

Foreign Currency Translation

The financial position and results of operations of TOG were measured using TOG’s local currency (Canadian Dollars) as the functional currency.  Balance sheet accounts are translated from the foreign currency into U.S. Dollars at the period-end rate of exchange.  Income and expenses are translated at the weighted average rates of exchange for the period.  The resulting $2,000 and $117,000 translation gain from the conversion of foreign currency to U.S. Dollars for the years ended December 31, 2010 and 2009, respectively, is included as a component of comprehensive income (loss) for the years ended December 31, 2010 and 2009, respectively, and is recorded directly to accumulated comprehensive loss within the Consolidated Balance Sheets as of December 31, 2010, and 2009, respectively.

Income Taxes

The Company accounts for income taxes under the liability method of accounting for income taxes whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying statutory tax rates to future years to differences between the financial statement carrying amounts and the tax basis of certain assets and liabilities.  Changes in deferred tax assets and liabilities include the impact of any tax rate changes enacted during the year.  Under the liability method the income tax effect of transactions are recorded in the same year that the transactions occur to determine net income, regardless of when the transactions are recognized for tax purposes.  Deferred taxes are provided to reflect the income tax effects of amounts included in the Company’s financial statements in different periods than for tax purposes, based on the differences between the financial statement and income tax basis of assets and liabilities.

GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur.  Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that will likely be sustained under examination.  There were no adjustments related to uncertain tax positions recognized for the years ended December 31, 2010 and 2009, respectively.

The Company operates in multiple tax jurisdictions within the United States of America and Canada.  Although management does not believe that the Company is currently under examination in any major tax jurisdiction in which it operates, the Company remains subject to examination in all of those tax jurisdictions until the applicable statutes of limitation expire.  As of December 31, 2010, a summary of the tax years that remains subject to examination in the Company’s major tax jurisdictions are:  United States – Federal and State – 2007 and forward; and Canada – Federal and Provincial – 2006 and forward.  The Company does not expect to have a material change to unrecognized tax positions within the next twelve months.

The provision for income taxes for the years ended December 31, 2010 and 2009, respectively, reflects the Company’s estimated utilization of net operating loss carryforwards resulting in an effective tax rate that is lower than the federal and state statutory income tax rate.

Operating Leases

The Company accounts for all operating leases on a straight-line basis over the term of the lease.  In accordance with GAAP, any incentives or rent escalations are recorded as deferred rent and amortized as rent expense over the respective lease term.

Disclosures of Guarantees

The Company follows the provision of GAAP, which clarifies the required disclosures to be made by a guarantor in their interim and annual consolidated financial statements about its obligations under certain guarantees that it has issued.  GAAP also requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken.  The provisions did not have a material impact on the Company’s financial position or results of operations.

Share-Based Compensation

GAAP requires all share-based payments to employees, including grants of employee stock options, to be recognized based on their fair values.  There were no such equity charges incurred during the years ended December 31, 2010 and 2009, respectively.

On September 29, 2010, Neil Glachman (former President of Combine) sent notice informing the Company that he was exercising his Put Right pursuant to his Option Agreement and demanding the associated payment of $700,000, which is recorded as a liability on the Consolidated Balance Sheets as of December 31, 2010 and 2009, respectively.  Due to the pending litigation with Mr. Glachman as described in Note 12, the Company has not recognized the exercise.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and vendor accounts, including accounts payable and optical purchasing group payables.

Cash and Cash Equivalents
The Company maintains cash balances with various financial institutions, which, at times, may exceed the Federal Deposit Insurance Corporation limit in the United States and/or the Canadian Deposit Insurance Corporation (“CDIC”) limit in Canada.  The Company has not experienced any losses to date as a result of this policy, and management believes there is little risk of loss.  Uninsured cash as of December 31, 2010 was approximately $518,000, which consisted of a treasury account in Canada where the CDIC limit is $100,000.

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

Vendors
Combine and TOG utilize certain key vendors to provide its members with a broad spectrum of product purchasing options.  If one of these key vendors ceases to do business with Combine or TOG, or ceases to exist, Combine and/or TOG could see a decrease in the amount of product purchased by its members, thus decreasing sales and net income.  Management believes there are a sufficient number of competing vendors and enough of a product mix to mitigate any changes to the Company’s key vendors.

As of December 31, 2010 and 2009, optical purchasing group purchases from its two most significant vendors as a percentage of total purchases were as follows:

	For the Years Ended December 31,
	2010	2009

Vendor A	16.1%	20.4%
Vendor B	18.1%	15.8%
	34.2%	36.2%

Segment Information

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

NOTE 2 – PER SHARE INFORMATION:

Basic earnings per share of common stock (“Basic EPS”) is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding.  Diluted earnings per share of common stock (“Diluted EPS”) is computed by dividing the net income (loss) by the weighted-average number of shares of common stock, and dilutive common stock equivalents and convertible securities then outstanding.  GAAP requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

For the fiscal year ended December 31, 2010, common stock equivalents totaling 18,110,519, which are comprised of stock options and warrants, and convertible preferred stock, were excluded from the computation of Diluted EPS.  The 18,110,519 stock options and warrants, and convertible preferred stock convert to an equivalent number of shares of common stock; however, there exercise prices were all above the average stock price for fiscal 2010, thus, their effect on the earnings per share calculation would have been anti-dilutive.  For the fiscal year ended December 31, 2009, common stock equivalents totaling 11,863,967, which were comprised of stock options and warrants, and convertible preferred stock, were excluded from the computation of Diluted EPS.  The 11,863,967 stock options and warrants, and convertible preferred stock convert to an equivalent number of shares of common stock; however, there exercise prices were all above the average stock price for fiscal 2009, thus, their effect on the earnings per share calculation would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

	(In thousands) For the Years Ended December 31,
	2010	2009
Numerator:
Net income (loss)	$1,554	$(2,523)

Denominator:
Weighted-average shares of common stock outstanding	127,001	127,140
Dilutive effect of stock options and warrants	121	-
Weighted-average shares of common stock outstanding, assuming dilution	127,122	127,140

Net income (loss) per share - basic and diluted	$0.01	$(0.02)

NOTE 3 – FRANCHISE NOTES RECEIVABLE:

Franchise notes held by the Company consist of purchase money notes related to Company-financed conveyances of Company-owned store assets to franchisees, certain franchise notes receivable obtained by the Company in connection with acquisitions in prior years, and promissory notes in connection with the settlement of past due fees due to sales underreporting.  Substantially all notes are secured by the underlying assets of the related franchised store, as well as the personal guarantee of the principal owners of the franchise.  As of December 31, 2010, these notes generally provided for interest ranging from 3% to 12%.

Scheduled maturities of notes receivable as of December 31, 2010, are as follows (in thousands):

2011	$288
2012	96
2013	140
2014	31
2015	7
Thereafter	2
564
Less: allowance for doubtful accounts	(30)
$534

NOTE 4 – VALUATION AND QUALIFYING ACCOUNTS:

Franchise, optical purchasing group, other, and franchise note receivables are shown in the Consolidated Balance Sheets net of allowances for doubtful accounts.  The following is a breakdown, by major component, of the change in those allowances:

	(In thousands)
	As of December 31,
	2010	2009
Franchise Receivables:
Balance, beginning of year	$188	$140
Charged to expense	40	395
Recoveries	(40)	-
Reductions, including write-offs	(75)	(347)
Additions and transfers	(3)	-
Balance, end of year	$110	$188

Optical Purchasing Group Receivables:
Balance, beginning of year	$155	$172
Charged to expense	83	263
Recoveries	(24)	-
Reductions, including write-offs	-	(280)
Effects of foreign currency	14	-
Additions and transfers	-	-
Balance, end of year	$228	$155

Other Company Receivables:
Balance, beginning of year	$15	$7
Charged to expense	119	57
Reductions, including write-offs	(89)	(49)
Additions and transfers	-	-
Balance, end of year	$45	$15

Franchise Notes Receivables:
Balance, beginning of year	$42	$29
Charged to expense	29	14
Reductions, including write-offs	(44)	(1)
Additions and transfers	3	-
Balance, end of year	$30	$42

NOTE 5 – PROPERTY AND EQUIPMENT, NET:

Property and equipment, net, consists of the following:
	(In thousands) As of December 31,		Estimated
	2010	2009	Useful Lives

Furniture and fixtures	$267	$348	5-7 years
Machinery and equipment	1,309	2,112	3-5 years
Software	899	949	3-5 years
Leasehold improvements	810	1,193	10 years*
	3,285	4,602
Less: accumulated depreciation and amortization	(2,246)	(3,730)
Property and equipment, net	$1,039	$872

* Based upon the lesser of the assets’ useful lives or the term of the lease of the related property.

Depreciation and amortization expense on property and equipment for the years ended December 31, 2010 and 2009 was $349,000 and $312,000, respectively, and is reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

In April of 2010, the Company sold the assets of one of its Company-owned stores to a franchisee for net proceeds of $50,000.  The assets of such store had a carrying value of $78,000.  Thus, for the year ended December 31, 2010, the Company incurred a loss on the sale of property and equipment of $28,000.

In March of 2010, the Company relocated its corporate offices.  As a result, the Company disposed of certain property and equipment from the previous corporate office and incurred a loss of $57,000 on the disposal of such equipment during the year ended December 31, 2009.

NOTE 6 – INTANGIBLE ASSETS, NET:

Intangible assets, net, consist of the following:
	(In thousands) As of December 31,		Estimated
	2010	2009	Useful Lives

Customer lists	$1,057	$1,057	10 years
Non-compete agreement	391	391	5 years
Trade name	1,957	1,957	Indefinite
	3,405	3,405
Less: accumulated amortization	(735)	(566)
Intangible assets, net	$2,670	$2,839

Amortization expense on the Company’s customer lists and the non-compete agreement for the years ended December 31, 2010 and 2009 was $169,000 and $196,000, respectively, which is reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).  Amortization expense of $138,000, $125,000, $106,000, $106,000 and $106,000 will be reflected in future Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ending December 31, 2011, 2012, 2013, 2014 and 2015, respectively.

Management performed a review of its intangible assets, and determined that there was an impairment of certain intangible assets of Combine as of December 31, 2009.  As such, the Company incurred a charge of $164,000 and $62,000 to the carrying values of the Combine’s tradename and the non-compete agreement, respectively.  The total charge of $226,000 is reflected in goodwill and intangible assets impairment in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2009.  There was no impairment during fiscal 2010.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities consist of the following (in thousands):

		As of December 31,
	2010		2009

Accounts payable	$2,236	$2,544
Accrued advertising	951	942
Accrued payroll and fringe benefits	567	570
Deferred revenues	85	83
Accrued rent under sublease	66	218
Accrued professional fees	49	76
Accrued income and other taxes	27	83
Other accrued liabilities	121	48
	$4,102	$4,564

NOTE 8 – LONG-TERM DEBT (INCLUDING RELATED PARTY BORROWINGS):

As of December 31, 2010, principal payments due on the Company's long-term debt and related party borrowings are as follows (in thousands):

Year Due	Related Party Borrowings (1)	Line of Credit (2)	Other Debt (3)	Total

2011	$336	$583	$16	$935
2012	-	2,874	15	2,889
	$336	$3,457	$31	$3,824

1)
In connection with the acquisition of all of the net tangible assets of Combine Optical Management Corporation (“COMC”), the Company entered into two promissory notes with COMC.  The first note provided for four annual installments, which commenced October 1, 2007, totaling $1,273,000 (which is non-interest bearing with an imputed annual interest rate of 8.1%).  The second note, which commenced October 1, 2006, provided for sixty monthly installments totaling $500,000 at 7% interest per annum.  In order to secure repayment, the Company entered into Security Agreements with COMC granting COMC a security interest in substantially all of the assets of Combine.  On October 6, 2010, the Company received notice from attorneys representing COMC demanding the acceleration and immediate payment of all amounts due under the promissory notes.  Due to the pending litigation with COMC, as described in Note 12, the Company has not made any such payments.

2)
The Company had outstanding borrowings of $3,456,854 under its Credit Facility with Manufacturers and Traders Trust Company (“M&T”) (as described in Note 9), which borrowings are payable (interest only) monthly and bear interest at the London Interbank Offered Rate (“LIBOR”) plus 3.5%.  As of December 31, 2010, the interest rate was 4.5%.  The interest rates on the Credit Facility ranged from 3.25% to 4.5% during 2010.  The principal and any accrued interest are due and payable in May 2012.  In order to secure repayment, the Company and its subsidiaries entered into Security Agreements with M&T granting M&T a security interest in substantially all of the assets of the Company, except for Combine’s assets where the bank has a secondary priority interest as described in (1) above.

3)
In connection with the remodeling of one of the Company-owned stores, the Company obtained $78,000 of equipment financing from De Lage Landen Financial Services, Inc. in November 2007, which borrowings provide for sixty monthly installments and bear interest at a rate of 10.2%.

NOTE 9 – CREDIT FACILITY:

On March 31, 2011, the Company entered into an Amended, Modified, Extended and Restated Non-Revolving Line of Credit Note and Credit Agreement (the “Restated Credit Agreement”) with M&T, to extend, reduce, modify, and restate a Revolving Line of Credit Note and Credit Agreement entered into with M&T on August 8, 2007 (the “Original Credit Agreement”), that established a revolving credit facility for aggregate borrowings of up to $6,000,000 and that was subsequently amended on November 14, 2008, April 1, 2009, November 11, 2009, and March 31, 2010, which amendments, among other things, reduced the credit facility to $4,251,921 and converted the same into a non-revolving facility.  The Restated Credit Agreement has been extended to May 30, 2012, and further reduces the credit facility by the $500,000 being refinanced and amortized under the Term Note (as defined below), to $3,351,851.  The Restated Credit Agreement includes a Letter of Credit sublimit of $645,000 and outstanding borrowings of $2,706,854, which are repayable, interest only, on a monthly basis, commencing on the first day of each month during the term of the Restated Credit Agreement, calculated at the variable rate equal to the greater of 350 basis points in excess of LIBOR or 4.5%, with all unpaid principal due on May 30, 2012.

On March 31, 2011, the Company executed a $500,000 Term Note (the “Term Note”) in favor of M&T, which provides for one payment on the effective date of the Term Note of interest for the first month, eleven equal, monthly principal payments of $41,667 plus interest due on the first day of each month during the term of the Term Note and one final payment of all outstanding principal and accrued interest on April 30, 2012.  The interest is calculated at the variable rate of 350 basis points in excess of LIBOR or 4.5%.

As of December 31, 2010, the Company had outstanding borrowings of $3,456,854 under the credit facility, of which $583,333 was included in Short-term Debt and $2,873,521 was included in Long-term Debt on the accompanying Consolidated Balance Sheet.

In connection with the Original Credit Agreement, M&T established financial covenants including: (i) minimum net worth to be tested quarterly, commencing March 31, 2011, and annually at December 31, 2011; (ii) minimum EBITDA to be tested quarterly, commencing June 30, 2011, and annually at December 31, 2011; and (iii) no net losses to be tested quarterly, commencing March 31, 2011.  As of December 31, 2010, the Company was in compliance with all financial covenants.

In connection with the Restated Credit Agreement, M&T continues to require the Company to comply with such financial covenants, but at more stringent financial benchmarks that those set forth in the Original Credit Agreement.

Further, on March 31, 2011, the Company executed a $100,000 Revolving Line of Credit Note and Credit Agreement (the “Revolving Credit Agreement”) in favor of M&T, which provides for an uncommitted line of credit and requires monthly payments of interest only on the first day of each month and one final payment of all outstanding principal amounts and accrued interest on April 30, 2012.  The interest is calculated at a variable rate equal to the greater of 350 basis points in excess of LIBOR or 4.5%.

In order to secure repayment of the Company’s aggregate borrowings made under the Restated Credit Agreement, the Term Note and the Revolving Credit Agreement, the Company and certain of its subsidiaries executed a Letter of Reaffirmation of Guaranty, Absolute Assignment of Franchise Notes and Proceeds Due, Assignment of Rents and Subleases, Pledge Agreement and United States Trademark Collateral Assignment and Security Agreement, dated as of March 31, 2011, which serves to reaffirm certain guaranties, assignments, pledges and grants of security interests previously made to M&T in connection with the Original Credit Agreement and the amendments thereto.  As long as the Company does not commit an event of default, as defined within the Restated Credit Agreement, it shall continue to exercise authority over the franchise documents.  However, if an event of default did occur without the Company curing such a default, M&T would gain the right, power and authority over the franchise documents and be able to perform and enforce performance of all of the obligations due under such documents.

On June 17, 2010, the Company amended our Original Credit Agreement with M&T in which M&T released its second lien security interest in the assets of Combine until such time as Combine’s existing indebtedness to COMC (the “COMC Indebtedness”) is satisfied or otherwise terminated.  In consideration of such release, the Company paid a total of $300,000 towards the Line of Credit balance.  Pursuant to the amendment, Combine agreed to grant M&T a first lien security interest in all of its assets upon satisfaction or termination of the COMC Indebtedness.

On October 8, 2010, Combine extended the two letters of credit with M&T in favor of two of Combine’s key vendors.  The letters of credit were extended for one-year terms and will expire in September 2011 and November 2011, respectively.  The letters of credit were also reduced by $200,000 and now total $500,000.  They are both still secured by the credit facility with M&T.  Effective March 31, 2011, M&T increased the letter of credits available to the Company to $645,000, of which $545,000 is currently outstanding.

Although M&T has agreed to allow the Company to borrow an additional $100,000, the Company is no longer able to borrow additional amounts under the terms of Restated Credit Agreement.  As such, the Company is currently exploring and willing to continue to explore certain options available to it including refinancing such debt prior to May 30, 2012.  The Company may not be able to extend or refinance the debt, and cannot guarantee that extending or refinancing the debt will be on terms favorable to it.

NOTE 10 – INCOME TAXES:

The Company records the income tax effect of transactions in the same year that the transactions occur to determine net income, regardless of when the transactions are recognized for tax purposes.  Deferred taxes are provided to reflect the income tax effects of amounts included in the Company’s financial statements in different periods than for tax purposes, principally bad debt allowances for accounts receivables, equity compensation charges, and depreciation and amortization expenses for income tax purposes.  The provision for income taxes for the years ended December 31, 2010 and 2009 was $73,000 and $344,000, respectively.

Valuation allowances have been established for deferred tax assets based on a more likely than not threshold.  The Company’s ability to realize deferred tax assets depends on the Company’s ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each applicable tax jurisdiction.

The (benefit from) provision for income taxes for the years ended December 31, 2010 and 2009 is presented below (in thousands):

	2010	2009
Current:
U.S. Federal	$23	$(31)
U.S. State and local	25	(5)
Foreign – Canada	30	36
Total current	78	-

Deferred:
U.S. Federal	(4)	291
U.S. State and local	(1)	53
Foreign – Canada	-	-
Total deferred	(5)	344
Provision for income taxes	$73	$344

Deferred tax assets represent the future income tax benefit from amounts that have been recognized as expenses for financial statement purposes in the current period which may not be deducted for income tax purposes until future years.  Likewise, deferred tax liabilities represent the current income tax benefit from amounts that may be deducted for income tax purposes but have not yet been recognized as expenses for financial statement purposes.

The Company evaluates deferred income taxes quarterly to determine if it is more likely than not that the future tax benefits from deferred tax assets will be realized in future years.  Valuation allowances are established if it is determined that the Company may not realize some or all of such future tax benefits.  The Company assesses whether valuation allowances against the deferred tax assets should be established or adjusted based on consideration of all available evidence, both positive and negative, using the more likely than not standard.  This assessment considers, among other matters, the nature, frequency of recent income and losses, forecasts of future profitability and the duration of statutory carryforward period.  In making such judgments, significant weight is given to evidence that can be objectively verified.

As of December 31, 2010 and 2009, gross deferred tax assets were approximately $18,137,000 and $18,242,000, respectively, resulting primarily from the future tax benefit of net operating loss carry-forwards.  The Company has provided a valuation allowance against its net deferred tax assets of approximately $17,322,000 and $17,432,000 as of December 31, 2010 and 2009, respectively.  The valuation allowance against the net deferred tax assets increased by $5,000 during the year ended December 31, 2010, and decreased by $344,000 during the year ended December 31, 2009.

The tax effect of temporary differences that give rise to the deferred tax assets as of December 31, 2010 and 2009, are presented below (in thousands):

	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$18,282	$18,612
Reserves and allowances	220	177
Accrued expenses	124	131
Total deferred tax assets	18,626	18,920

Deferred tax liabilities:
Depreciation and amortization	(489)	(678)
Total deferred tax liabilities	(489)	(678)
	18,137	18,242
Less: Valuation allowance	(17,322)	(17,432)
Net deferred tax assets	$815	$810

As of December 31, 2010, the Company had net operating loss carry forwards for regular tax and alternative minimum taxable income purposes available to reduce future taxable income, which may be limited in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred, or could occur in the future.  These carryforwards expire as follows (in thousands):

	Net Operating Loss	AMT Operating Loss

2011	$433	$27
2012	3,845	3,845
2018	10,810	10,810
2019	1,358	1,358
2020	20,270	20,270
2021	2,369	1,808
2022	4,375	4,310
2023	166	166
2024	25	25
2025	21	21
2026	24	24
2027	496	184
2028	1,606	1,280
2029	1,450	1,135
	$47,248	$45,263

The Company’s effective tax rate differs from the statutory Federal income tax rate of 34%, primarily due to the effect of foreign, state and income taxes and the impact of recording a valuation allowance if it is determined that the Company may not realize some or all of the future tax benefits from deferred tax assets, which primarily consist of the potential future tax benefits from net operating loss carryforwards.  The following is a reconciliation of the income tax expense that would result from applying the U.S. Federal statutory income tax rate to the Company’s recorded income tax expense for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Income tax expense at federal statutory rate	$553	$(741)
State and local income taxes	(233)	317
Foreign income taxes	30	25
Utilization of net operating losses	(387)	-
Change in deferred tax valuation allowance	110	743
Provision for income taxes	$73	344

NOTE 11 – SEGMENT REPORTING

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

(2) The Franchise segment consists of 119 franchise locations as of December 31, 2010 and 129 locations as of December 31, 2009.  Revenues generated by this segment represent royalties on the total sales of the franchise locations, other franchise related fees such as initial franchise, transfer, renewal and conversion fees, additional royalties in connection with franchise store audits, and interest charged on franchise financing.  Expenses include the salaries and related benefits/expenses of the Company’s franchise field support team, corporate office salaries and related benefits, convention and trade show expenses, consulting fees, and allocated overhead.

(3) The Company Store segment consists of 11 Company-owned retail optical stores as of December 31, 2010 (inclusive of one store operated by a third party pursuant to a management agreement) and six stores as of December 31, 2009.  Revenues generated by these stores are from sales of eye care products and services including prescription and non-prescription eyeglasses, eyeglass frames, ophthalmic lenses, contact lenses, sunglasses and a broad range of ancillary items.  Expenses include the direct costs for the eye care products, doctor and store staff salaries and related benefits, rent, advertising, and allocated overhead.

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

Certain business segment information is as follows (in thousands):

	As of December 31,
	2010	2009
Total Assets:
Optical Purchasing Group Business	$10,980	$11,161
Franchise	4,705	4,915
Company Store	889	655
VisionCare of California	625	630
Corporate Overhead	277	386
Other	9	2
Total assets	$17,485	$17,749

Total Goodwill:
Optical Purchasing Group Business	$2,385	$2,385
Franchise	1,266	1,266
Company Store	-	-
VisionCare of California	-	-
Corporate Overhead	-	-
Other	-	-
Total goodwill	$3,651	$3,651
Total Goodwill Impairment:
Optical Purchasing Group Business	$-	$476
Franchise	-	-
Company Store	-	-
VisionCare of California	-	-
Corporate Overhead	-	-
Other	-	-
Total goodwill impairment	$-	$476

Total Intangible Assets:
Optical Purchasing Group Business	$1,716	$1,885
Franchise	954	954
Company Store	-	-
VisionCare of California	-	-
Corporate Overhead	-	-
Other	-	-
Total intangible assets	$2,670	$2,839

Total Intangible Asset Additions, Net:
Optical Purchasing Group Business	$-	$-
Franchise	-	43
Company Store	-	-
VisionCare of California	-	-
Corporate Overhead	-	-
Other	-	-
Total intangible asset additions	$-	$43

Total Intangible Asset Impairment:
Optical Purchasing Group Business	$-	$226
Franchise	-	-
Company Store	-	-
VisionCare of California	-	-
Corporate Overhead	-	-
Other	-	-
Total intangible asset impairment	$-	$226

	For the Year Ended December 31,
	2010	2009
Net Revenues:
Optical Purchasing Group Business	$55,193	$50,379
Franchise	5,670	5,720
Company Store	2,883	2,186
VisionCare of California	3,562	3,521
Corporate Overhead	-	-
Other	279	19
Net revenues	$67,587	$61,825
Income (loss) before Provision for Income Taxes:
Optical Purchasing Group Business	$885	$(931)
Franchise	3,898	1,844
Company Store	(247)	(776)
VisionCare of California	64	32
Corporate Overhead	(2,801)	(2,322)
Other	(172)	(26)
Income (loss) before provision for income taxes	$1,627	$(2,179)

Depreciation and Amortization:
Optical Purchasing Group Business	$285	$306
Franchise	61	227
Company Store	80	44
VisionCare of California	19	22
Corporate Overhead	117	-
Other	16	-
Total depreciation and amortization	$578	$599

Interest Expense:
Optical Purchasing Group Business	$166	$169
Franchise	12	49
Company Store	-	-
VisionCare of California	-	-
Corporate Overhead	22	-
Other	-	-
Total interest expense	$200	$218

Geographic Information

The Company conducts business in two separate geographic areas; the United States and Canada.  Certain geographic information is as follows:

	For the Year Ended December 31,
	2010	2009
Net Revenues:
United States	$25,440	$25,050
Canada	42,147	36,775
Net revenues	$67,587	$61,825

Income (Loss) before Provision for Income Taxes:
United States	$1,549	$(2,308)
Canada	78	129
Income (loss) before provision for income taxes	$1,627	$(2,179)

The geographic information on Canada includes TOG’s business activities.  Canadian revenue is generated from the Company’s optical purchasing group members located in Canada.  TOG provides customer management services on behalf of the Company, to such members.

Additional geographic information is summarized below for the year ended December 31, 2010 (in thousands):

	United States	Canada	Total

Total Assets	$13,427	$4,058	$17,485
Depreciation and Amortization	561	17	578
Capital Expenditures	558	47	605
Goodwill	3,651	-	3,651
Intangible Assets	2,670	-	2,670
Interest Expense, net	202	(2)	200

Additional geographic information is summarized below for the year ended December 31, 2009 (in thousands):

	United States	Canada	Total

Total Assets	$14,195	$3,554	$17,749
Depreciation and Amortization	591	8	599
Capital Expenditures	134	19	153
Goodwill	3,651	-	3,651
Goodwill Impairment	476	-	476
Intangible Assets	2,839	-	2,839
Intangible Asset Impairment	226	-	226
Intangible Asset Additions, net	43	-	43
Interest Expense, net	219	(1)	218

NOTE 12 – COMMITMENTS AND CONTINGENCIES:

Operating Lease Commitments

The Company leases locations for both its Company-owned and franchised stores, as well as its executive and administrative offices.  As of December 31, 2010, minimum future rental payments for Company-owned stores and the Company’s executive and administrative offices, as well as for stores leased by the Company and subleased to franchisees, in the aggregate, are as follows (in thousands):

	Total Lease Obligations	Sublease Rentals	Net Company Obligations

2011	$4,731	$3,887	$844
2012	4,537	3,676	861
2013	4,025	3,173	852
2014	3,712	2,877	835
2015	3,256	2,542	714
Thereafter	7,194	5,090	2,104
	$27,455	$21,245	$6,210

The Company holds the master lease on certain of its franchised locations and, as part of the franchise agreement, sublets the subject premises to the franchisee. In addition to the fixed rent payable under such master leases, most master leases require payment of a pro rata portion of common area maintenance expenses and real estate taxes, as well as percentage rent based upon the sales volume of the store in question.  As required by ASC 840 “Leases,” the Company recognizes its rent expense on a straight-line basis over the life of the related lease. In most cases, however, the Company’s obligations are limited due to the holding of leases in a leasehold corporation with limited guarantees from the Company.  Rent expense (which was net of sublease rentals of approximately $4,975,000 and $5,207,000, respectively) was approximately $1,019,000 and $976,000 for the years ended December 31, 2010 and 2009, respectively.  Contingent rents include, amongst other items, percentage rent and certain year-end common area and real estate tax adjustments.  The Company currently does not anticipate that such charges would be material in nature for the Company-owned stores and franchise locations.  With respect to franchise locations, the Company acts in an agent capacity with respect to those charges.  However, the Company does not hold any of the leases on Combine or TOG Member locations.

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

In June 2010, the Company and its subsidiary, Combine (collectively referred to as the “Company”), filed an action in the United States District Court for the Southern District of Florida against Neil Glachman (former President of Combine, referred to as “Glachman”), COMC (which is owned by Glachman), James Lashenick (former bookkeeper of Combine) and various entities which Glachman purportedly owns and/or operates (collectively referred to as the “Defendants”).  The Company claims, amongst other things, that (i) Glachman and COMC breached the terms of the Asset Purchase Agreement with the Company (“APA”); (ii) Glachman breached his Employment Agreement and his common law fiduciary duty of loyalty; and (iii) the various Glachman entities, COMC and Mr. Lashenick aided such breach of fiduciary duty.  The Defendants, in their response, asserted defenses to the Company’s claims, and Glachman and COMC asserted counterclaims against the Company, including, amongst others, that the Company (i) breached the Security Agreement executed in connection with the APA; (ii) anticipatorily breached  the APA; and (iii) breached the Employment Agreement with Glachman by terminating him.  The Defendants seek injunctive relief, as well as monetary damages, assurances of the Company’s obligation of payment on Glachman’s $700,000 Put Option, assurances of the Company’s obligation of payment under the terms of the $225,000 promissory note that was due October 1, 2010, and costs and attorney fees.  The Company has not recorded an accrual for a loss in this action, as the Company does not believe it is probable that the Company will be held liable in respect of Defendant’s counterclaims, however, the Company has accrued for the $700,000 Put Option and $225,000 promissory note payment, both of which are included in the accompanying Consolidated Condensed Balance Sheets as of December 31, 2010.  The Company believes that it has a meritorious defense to such counterclaims.  As of the date hereof, these proceedings were in the discovery stage.

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

Guarantees

As of December 31, 2010, the Company was the guarantor of certain leases of retail optical stores franchised and subleased to its franchisees.  In the event that all of such franchisees defaulted on their respective subleases, the Company would be obligated for aggregate lease obligations of approximately $2,886,000.  The Company continually evaluates the credit-worthiness of its franchisees in order to determine their ability to continue to perform under their respective subleases.  Additionally, in the event that a franchisee defaults under its sublease, the Company has the right to take over operation of the respective location.

Letters of Credit

Combine holds two letters of credit with M&T Bank in favor of two of its key vendors to ensure payment of any outstanding invoices not paid by Combine.  The letters of credit have one-year terms that will expire in September 2011 and November 2011, respectively.  As of December 31, 2010, the letters of credit totaled $500,000 and were secured by the credit facility with M&T Bank.

Additionally, EVI holds a letter of credit with M&T Bank in favor of the landlord for its corporate office covering the rent security due upon lease signing.  The letter of credit has a three-year term that will expire in December 2012.  As of December 31, 2010, the letter of credit totaled $45,067 and was secured by the credit facility with M&T Bank.

NOTE 13 – EXECUTIVE COMPENSATION:

The Company entered into an Employment Agreement with Glenn Spina, the Company’s Chief Executive Officer and President (the “Spina Employment Agreement”), which became effective on December 1, 2009 and extends through December 31, 2012.  The Spina Employment Agreement provides for an annual salary of $250,000 and certain other benefits.  Additionally, Mr. Spina will also be eligible for annual bonus compensation of 5% of our EBITDA (earnings before interest, taxes, depreciations and amortization) in excess of $2,000,000 during the associated fiscal year.  During the year ended December 31, 2010, a bonus of $50,000 was granted to Mr. Spina by the Company’s Board of Directors, which bonus was reflected in selling, general and administrative expenses on the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss).  The Company paid such bonus during the 1st quarter of 2011.  No bonus was earned for the year ended December 31, 2009.  As of December 31, 2010, there was $50,000 of accrued bonuses in accounts payable and accrued liabilities in the accompanying Consolidated Balance Sheets.

In the event the Spina Employment Agreement is terminated by the Company without Just Cause (as defined in the Spina Employment Agreement), Mr. Spina shall be entitled to (i) a prorated share of his annual base compensation of $250,000 for the lesser of (x) 6 months or (y) the number of months until the end of the term and (ii) the Performance Bonus (as defined in the Spina Employment Agreement), if any, prorated for the year in which such termination occurs.

Additionally, in connection with the acquisition of Combine, the Company entered into a five-year Employment Agreement (the “Glachman Employment Agreement”) with Neil Glachman.  The Glachman Employment Agreement provides for the payment of an annual salary of $210,000, certain other benefits, and an annual bonus based upon certain financial targets of Combine.  On June 10, 2010, the Company terminated Mr. Glachman’s employment with the Company for “Cause” as defined in the Glachman Employment Agreement.  On June 14, 2010, Mr. Glachman notified the Company that the reasons for his termination were contested.  The Company is currently continuing to pay Mr. Glachman’s salary in accordance with the Glachman Employment Agreement.  For the year ended December 31, 2009, there was approximately $50,000 of bonuses reflected in selling, general and administrative expenses on the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss).  No such bonus was earned for the year ended December 31, 2010.  As of December 31, 2009, there was $50,000 of accrued bonuses in accounts payable and accrued liabilities in the accompanying Consolidated Balance Sheets.

NOTE 14 – RELATED PARTY TRANSACTIONS:

Dr. Alan Cohen, Chairman of the Company’s Board of Directors, is an executive officer of and together with members of his immediate family, principal members of General Vision Services, LLC (“GVS”), and Vision World, LLC (“Vision World”).  GVS and Vision World both solicit and administer third party benefit programs, which provides services under third party benefit plans administered by GVS and Vision World, to certain of the Company’s Sterling Stores.  Such Sterling Stores pay a processing fee to GVS and Vision World to administer the processing of such third party insurance claims.  The Company believes that the cost of such services were as favorable to the Sterling Stores as could be obtained utilizing an unrelated third party and any additional costs for such services are offset by the additional benefit programs GVS and Vision World offer to the Sterling Stores.

The Company’s former Chief Executive Officer and director, Christopher Payan, served on the Board of Directors of Newtek Business Services, Inc. (“NBSI”), a company that provides various financial services to both small and mid-sized businesses.  Additionally, a former member of the Board of Directors of the Company, Jeffrey Rubin, had an equity interest in NBSI.  The Company utilizes the bank and non-bank card processing services of one of NBSI’s affiliated companies.  For the year ended December 31, 2009, the Company paid approximately $268,000 to such affiliate for such services provided.  Additionally, the Company utilized insurance administrative services of one of NBSI’s affiliated companies through May 2010.  No payments were made directly to that affiliate.  The Company believes that the cost of such services were as favorable to the Company as those which could have been obtained from an unrelated third party.

In connection with Combine’s acquisition of COMC, the Company entered into a series of promissory notes with COMC, owned by Neil Glachman, the former President of Combine.  The promissory notes amounted to $1,773,000 with $498,000 paid in October 2007; $300,000 paid in September 2008; $250,000 paid in September 2009; $225,000 due on October 1, 2010; and $500,000 (with interest at 7% per annum) payable in sixty, equal monthly installments of $9,900, which commenced on October 1, 2007.  For the years ended December 31, 2010 and 2009, there was approximately $19,000 and $47,000, respectively, of interest expense reflected in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).  As of December 31, 2010 and 2009, there was $336,000 and $417,000, respectively, of related party obligations in the accompanying Consolidated Balance Sheets.

During 2010 and 2009, Combine members purchased contact lenses from Visus Formed Optics, a contact lens manufacturer that is partially owned by Neil Glachman.  For the years ended December 31, 2010 and 2009, the total cost of such contact lenses was approximately $34,000 and $46,000, respectively.  The Company believes that the cost of such product was as favorable to Combine as those which could have been obtained from an unrelated third party.

During 2010 and 2009, Combine members purchased contact lenses from Ocular Insight, Inc., a contact lens distributor that is partially owned by Neil Glachman.  For the years ended December 31, 2010 and 2009, the total cost of such contact lenses was approximately $11,000 and $18,000, respectively.  The Company believes that the cost of such product was as favorable to Combine as those which could have been obtained from an unrelated third party.

On January 31, 2007, the Company entered into a Software License Agreement with Optical Business Solutions, Inc. (“OBS”), to provide software for the Company’s new point-of-sale system.  OBS is owned by current and former directors, who are also shareholders of the Company (including Dr. Alan Cohen).  For the years ended December 31, 2010 and 2009, the Company paid OBS $26,000 and $17,000, respectively, related to the maintenance and technical support of such software.

In the opinion of the Company’s management, all of the above transactions were conducted at “arms-length.”

NOTE 15 – SHAREHOLDERS’ EQUITY:

Senior Convertible Preferred Stock

As of December 31, 2010, there were approximately 0.74 shares of Senior Convertible Preferred Stock outstanding with a stated value of approximately $74,000, convertible into Common Stock at a rate of $0.75 per share.  The sole remaining holder of the Company’s Senior Convertible Preferred Stock has the right to vote, as a single class, with the Common Stock, on an as-converted basis, on all matters on which the holders of the Company’s Common Stock are entitled to vote.

Restricted Common Stock

Pursuant to a Letter of Engagement, dated May 7, 2007 (the “LOE”), between the Company and R.D. Stout, Inc. (“RD”), RD agreed to provide to the Company assistance with investor relations, broker relations and the planning and execution of assorted activities relating to these tasks.  In consideration for these services, the Company agreed to issue to RD on a monthly basis a number of shares of restricted common stock of the Company (the “RD Shares”) equal to (i) $8,333.33, divided by (ii) the closing price per share of the Company’s common stock on the applicable issuance date, as reported on the Over-the-Counter Bulletin Board.  The LOE expired in May 2008.  As of December 31, 2010 and 2009, there were 120,844 shares of restricted common stock that are issued and outstanding.

Rescission of Stock Options

On December 15, 2009, the Company and its Chief Financial Officer, Brian Alessi, agreed to, and effectuated the rescission of the exercise, by Mr. Alessi, of 346,502 common stock options of the Subject Shareholders.  In connection with the rescission transaction, the Company and Mr. Alessi agreed to rescind the exercise, and reinstate and modify his stock option agreement to no longer allow for the cash-less exercise of such options.  The other key provisions of his stock option agreement, including, but not limited to, the provisions relating to exercise price and expiration date, remained unchanged.  Thus, the Company did not incur any additional compensation expense.  As a result of such rescission transactions, the Company’s outstanding Common Stock decreased by 346,502 shares.

On June 2, 2010, the Company and its former Chief Operating Officer, Myles Lewis, agreed to, and effectuated the rescission of the exercise, by Mr. Lewis (in July 2009), of 804,679 common stock options.  In connection with the rescission transaction, the Company and Mr. Lewis agreed to rescind the exercise at which point Mr. Lewis’ stock option agreement expired.   As a result of such rescission transactions, the Company’s outstanding Common Stock decreased by 804,679 shares.

On June 29, 2010, the Company and its former CEO, Christopher G. Payan, agreed to, and effectuated the rescission of the exercise, by Mr. Payan (in July 2009), of 2,713,116 common stock options.  In connection with the rescission transaction, the Company and Mr. Payan agreed to rescind the exercise, and reinstate and modify his stock option agreement to no longer allow for the cash-less exercise of such options.  The other key provisions of his stock option agreement, including, but not limited to, the provisions relating to exercise price and expiration date, remained unchanged.  Thus, the Company did not incur any additional compensation expense.  As a result of such rescission transactions, the Company’s outstanding Common Stock decreased by 2,713,116 shares.

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

NOTE 16 – STOCK OPTIONS AND WARRANTS:

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

A summary of the options issued under both Stock Incentive Plans is presented in the table below:

	2010		2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding, beginning of year	10,384,563	$0.52	21,038,907	$0.35
Exercised	-	$-	(4,438,385)	$0.14
Rescinded	7,208,220	$0.14	920,590	$0.14
Canceled, forfeited or expired	(661,668)	$5.58	(7,136,549)	$0.21

Options outstanding, end of year	16,931,115	$0.16	10,384,563	$0.52

Options exercisable, end of year	16,931,115	$0.16	10,384,563	$0.52

Of the total options outstanding as of December 31, 2010, there were 3,352,270 held by current employees of the Company, and 13,578,845 held by non-employee directors of the Company, the Company’s independent contractors, former employees and former directors.  The cash received from and the income tax benefits of the options exercised during the year ended December 31, 2009 were both $0 (due to the exercise of such options on a cash-less basis), and the total intrinsic value of the options was $203,000.  No options were exercised during fiscal 2010.  The aggregate intrinsic value of the options outstanding and exercisable was $0 as of December 31, 2010 and 2009 based on the closing price of the Company’s common stock at December 31, 2010 and 2009.

On September 29, 2010, Neil Glachman sent notice informing the Company that he was exercising his Put Right pursuant to his Option Agreement and demanding the associated payment of $700,000, which the Company has recorded as a liability on the Consolidated Balance Sheets as of December 31, 2010 and 2009.  Due to the pending litigation with Mr. Glachman (as described in Note 12), the Company has not recognized the exercise.

On April 22, 2010, the Compensation Committee (the “Committee”) of the Board of Directors of the Company granted an aggregate of 750,000 stock options to the Company’s non-employee directors, all at an exercise price of $0.10, which was the closing price on the date of grant. The stock options vested immediately and have a ten year term.  However, the stock options are not exercisable until the approval by the Company’s shareholders of the authorization of a sufficient number of shares of common stock to enable the exercise and/or conversion of all options and derivative securities outstanding at the time the increase of shares is authorized, therefore no charges have been recognized, nor has the Company recognized the options as part of the total options outstanding as of December 31, 2010.

On April 22, 2010, the Committee also granted an aggregate of 3,000,000 stock options to Glenn Spina, the Company’s Chief Executive Officer, all at an exercise price of $0.10, which was the closing price on the date of grant.  The stock options shall vest to the extent of 1,000,000 shares on January 1, 2011, 1,000,000 shares on January 1, 2012, and 1,000,000 shares on January 1, 2013.  All of these options expire 10 years from the date of grant.  However, the stock options are not exercisable until the approval by the Company’s shareholders of the authorization of a sufficient number of shares of common stock to enable the exercise and/or conversion of all options and derivative securities outstanding at the time the increase of shares is authorized, therefore no charges have been recognized, nor has the Company recognized the options as part of the total options outstanding as of December 31, 2010.

As of December 31, 2010 and 2009, respectively, there were no unvested options and no unrecognized compensation costs remaining on unvested options.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of		Remaining	Exercise		Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$0.05 to $0.08	400,000	2.41	$0.05	400,000	$0.05
$0.09 to $0.14	10,269,990	4.24	$0.14	10,269,990	$0.14
$0.15 to $0.23	5,330,625	5.42	$0.16	5,330,625	$0.16
$0.24 to $0.36	555,500	0.33	$0.32	555,500	$0.32
$0.37 to $0.54	375,000	6.45	$0.47	375,000	$0.47
	16,931,115			16,931,115

Stock Purchase Warrants

No warrants were issued by the Company during the years ended December 31, 2010 and 2009.

A summary of the warrants previously issued is presented in the table below:

	2010		2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Warrants outstanding, beginning of year	2,080,885	$0.18	2,080,885	$0.18

Canceled, forfeited or expired	(600,000)	$0.26	-	$-

Warrants outstanding, end of year	1,480,885	$0.15	2,080,885	$0.18

Warrants exercisable, end of year	1,480,885	$0.15	2,080,885	$0.18

The aggregate intrinsic value of the warrants outstanding and exercisable was $0 as of December 31, 2010 and 2009 based on the closing price of the Company’s common stock at December 31, 2010 and 2009.

The following table summarizes information about warrants outstanding and exercisable as of December 31, 2010:

	Warrants Outstanding			Warrants Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$0.14	1,380,885	4.00	$0.14	1,380,885	$0.14
$0.25	100,000	3.68	$0.25	100,000	$0.25
	1,480,885			1,480,885

NOTE 17 – 401(K) EMPLOYEE SAVINGS PLANS:

Emerging Vision, Inc. and VisionCare of California, Inc., each sponsor a 401(k) Employee Savings Plan (the “401(k) Plan”) to provide all qualified employees of these entities with retirement benefits.  Presently, the administrative costs of each 401(k) Plan are paid entirely by participating employees, with no matching contributions having been provided by the Company.

NOTE 18 – SUBSEQUENT EVENTS:

The Company has evaluated subsequent events from the balance sheet date through March 31, 2011, the date the accompanying financial statements became available to be issued.  Material subsequent events are disclosed in Notes 9 and 12.

The Company had no additional significant subsequent events requiring disclosure.

Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by the board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that occurred during the fourth quarter of the 2010 fiscal year that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

On March 31, 2011, we entered into an Amended, Modified, Extended and Restated Non-Revolving Line of Credit Note and Credit Agreement (the “Restated Credit Agreement”) with Manufacturers and Traders Trust Company (“M&T”), to extend, reduce, modify, and restate a Revolving Line of Credit Note and Credit Agreement entered into with M&T on August 8, 2007 (the “Original Credit Agreement”), that established a revolving credit facility for aggregate borrowings of up to $6,000,000 and that was subsequently amended on November 14, 2008, April 1, 2009, November 11, 2009, and March 31, 2010, which amendments, among other things, reduced the credit facility to $4,251,921 and converted the same into a non-revolving facility.  The Restated Credit Agreement has been extended to May 30, 2012, and further reduces the credit facility by the $500,000 being refinanced and amortized under the Term Note (as defined below), to $3,351,851.  The Restated Credit Agreement includes a Letter of Credit sublimit of $645,000 and outstanding borrowings of $2,706,854, which are repayable, interest only, on a monthly basis, commencing on the first day of each month during the term of the Restated Credit Agreement, calculated at the variable rate equal to the greater of 350 basis points in excess of LIBOR or 4.5%, with all unpaid principal due on May 30, 2012.

On March 31, 2011, we executed a $500,000 Term Note (the “Term Note”) in favor of M&T, which provides for one payment on the effective date of the Term Note of interest for the first month, eleven equal, monthly principal payments of $41,667 plus interest due on the first day of each month during the term of the Term Note and one final payment of all outstanding principal and accrued interest on April 30, 2012.  The interest is calculated at the variable rate of 350 basis points in excess of LIBOR or 4.5%.

In connection with the Restated Credit Agreement, M&T continues to require us to comply with certain financial covenants set forth in the Restated Credit Agreement, but at more stringent financial benchmarks that those set forth in the Original Credit Agreement, as previously amended, including financial covenants with respect to minimum net worth to be tested quarterly and annually, minimum EBITDA to be tested quarterly and annually, and no net losses to be tested quarterly.

Further, on March 31, 2011, we executed a $100,000 Revolving Line of Credit Note and Credit Agreement (the “Revolving Credit Agreement”) in favor of M&T, which provides for an uncommitted line of credit and requires monthly payments of interest only on the first day of each month and one final payment of all outstanding principal amounts and accrued interest on April 30, 2012.  The interest is calculated at a variable rate equal to the greater of 350 basis points in excess of LIBOR or 4.5%.

In order to secure repayment of our aggregate borrowings made under the Restated Credit Agreement, the Term Note and the Revolving Credit Agreement, we and certain of our subsidiaries executed a Letter of Reaffirmation of Guaranty, Absolute Assignment of Franchise Notes and Proceeds Due, Assignment of Rents and Subleases, Pledge Agreement and United States Trademark Collateral Assignment and Security Agreement, dated as of March 31, 2011, which serves to reaffirm certain guaranties, assignments, pledges and grants of security interests previously made to M&T in connection with the Original Credit Agreement and the amendments thereto.  As long as we do not commit an event of default, as defined within the Restated Credit Agreement, we shall continue to exercise authority over our franchise documents.  However, if an event of default did occur without us curing such a default, M&T would gain the right, power and authority over our franchise documents and be able to perform and enforce performance of all of the obligations due under such documents.

The foregoing descriptions do not purport to be complete, and are qualified in their entirety by reference to the full text of the documents filed as Exhibit 10.27 through 10.30 to this Annual Report on Form 10-K, which are incorporated by reference herein.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2011 Annual Meeting of Shareholders.

Item 11. Executive Compensation

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2011 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2011 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2011 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2011 Annual Meeting of Shareholders.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Report:

1. Financial Statements.

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009

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

(2.4)            Letter of Intent, dated as of May 23, 2007, by and among OG Acquisition, Inc., 757979 Ontario Inc. (d/b/a The Optical Group), Corowl Optical Credit Services, Inc. and Grant Osborne (Incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K, dated May 31, 2007)

(3.1)            Restated Certificate of Incorporation of Sterling Vision, Inc., filed on December 20, 1995 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1995)

(3.2)            Certificate of Amendment of the Certificate of Incorporation of Sterling Vision, Inc., filed on January 26, 2000 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Securities and Exchange Commission (“SEC”) File Number 001-14128, Film Number 03630359)

(3.3)            Certificate of Amendment of the Certificate of Incorporation of Sterling Vision, Inc., filed on February 8, 2000 (incorporated by reference to Exhibit 10.94 to the Company’s Current Report on Form 8-K, dated February 8, 2000, SEC File Number 001-14128, Film Number 03630359)

(3.4)            Certificate of Amendment of the Certificate of Incorporation of Sterling Vision, Inc., filed on February 10, 2000 (incorporated by reference to Exhibit 10.96 to the Company’s Current Report on Form 8-K, dated February 8, 2000, SEC File Number 001-14128, Film Number 03630359)

(3.5)            Certificate of Amendment of the Certificate of Incorporation of Sterling Vision, Inc., filed on April 17, 2000 (incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, SEC File Number 001-14128, Film Number 03630359)

(3.6)            Certificate of Amendment of the Certificate of Incorporation of Emerging Vision, Inc., filed on July 15, 2002 (incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, SEC File Number 001-14128, Film Number 03630359)

(3.7)            Amended and Restated By-Laws of Sterling Vision, Inc. dated December 18, 1995 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1995)

(3.8)            Second Amendment to Amended and Restated By-Laws of Emerging Vision Inc., (incorporated by reference to Exhibit 3.9 to the Company’s Current Report in Form 8-K, dated May 24, 2004, SEC File Number 001-14128, Film Number 04866428)

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

(10.5)          Amendment to Revolving Line of Credit Agreement, dated as of April 1, 2009, executed by Emerging Vision, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated April 13, 2009)

(10.6)          Allonge – (Revision Agreement of Note), dated as of April 1, 2009, executed by Emerging Vision, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated April 13, 2009)

(10.7)          Letter of Reaffirmation of General Security Agreement, dated as of April 1, 2009, by Emerging Vision, Inc., Combine Buying Group, Inc., OG Acquisition, Inc. and 1725758 Ontario Inc. d/b/a The Optical Group in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated April 13, 2009)

(10.8)          Letter of Reaffirmation of Guaranty, dated as of April 1, 2009, by Combine Buying Group, Inc., OG Acquisition, Inc. and 1725758 Ontario Inc. d/b/a The Optical Group in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated April 13, 2009)

(10.9)          Reaffirmation of Pledge Agreement and Assignment and United States Trademark Collateral Assignment and Security Agreement, dated as of April 1, 2009, executed by Emerging Vision, Inc. and OG Acquisition, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, dated April 13, 2009)

(10.10)        Agreement of Lease, dated as of December 15, 2009, by and among Newmark Company Real Estate, Inc. as Agent for: 38th and 8th LLC, New 520 GSH LLC, New 520 Triple Crown LLC and New 520 Eighth LLC and Emerging Vision USA, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s  Current Report on Form 8-K, dated February 10, 2010)

(10.11)        Limited Guaranty, dated as of December 15, 2009, executed by Emerging Vision, Inc. in favor of Newmark Company Real Estate, Inc. as Agent for: 38th and 8th LLC, New 520 GSH LLC, New 520 Triple Crown LLC and New 520 Eighth LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated February 10, 2010)

(10.12)        Non-Revolving Line of Credit Note and Credit Agreement, dated as of March 31, 2010, executed by Emerging Vision, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated April 14, 2010)

(10.13)         LIBOR Term Note, dated as of March 31, 2010, executed by Emerging Vision, Inc. in favor of Manufacturers and Traders Trust Company (incorporate by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated April 14, 2010)

(10.14)         Limited Waiver and Amendment, dated as of March 31, 2010, by and among Manufacturers and Traders Trust Company, Emerging Vision, Inc. and subsidiaries of Emerging Vision, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated April 14, 2010)

(10.15)        Letter of Reaffirmation of General Security Agreement, dated as of March 31, 2010, executed by Emerging Vision, Inc., Combine Buying Group, Inc., OG Acquisition, Inc., 1725758 Ontario Inc. d/b/a The Optical Group in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated April 14, 2010)

(10.16)        Letter of Reaffirmation of Guaranty, dated as of March 31, 2010, by and between Combine Buying Group, Inc., OG Acquisition, Inc., 1725758 Ontario Inc. d/b/a The Optical Group in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated April 14, 2010)

(10.17)        Letter of Reaffirmation of Absolute Assignment of Franchise Notes and Proceeds Due, Assignment of Rents and Subleases, Pledge Agreement and Assignment and United States Trademark Collateral Assignment and Security Agreement, dated as of March 31, 2010, executed by Emerging Vision, Inc. and OG Acquisition, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, dated April 14, 2010)

(10.18)        Continuing Guaranty, dated as of March 31, 2010, executed by VisionCare of California in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, dated April 14, 2010)

(10.19)        Continuing Guaranty, dated as of March 31, 2010, executed by certain subsidiaries of Emerging Vision, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, dated April 14, 2010)

(10.20)        General Security Agreement, dated as of March 31, 2010, executed by VisionCare of California in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, dated April 14, 2010)

(10.21)        United States Trademark Collateral Assignment and Security Agreement, dated March 31, 2010, executed by Emerging Vision, Inc. and 1725758 Ontario Inc. d/b/a The Optical Group in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K, dated April 14, 2010)

(10.22)        Absolute Assignment of Franchise Notes and Proceeds Due, dated as of March 31, 2010, executed by Emerging Vision, Inc. in favor of Manufacturers and Traders Trust Company (incorporate by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, dated April 14, 2010)

(10.23)        Assignment of Rents and Subleases, dated as of March 31, 2010, executed by certain subsidiaries of Emerging Vision, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, dated April 14, 2010)

(10.24)        Agreement dated as of April 14, 2010, by and among Emerging Vision, Inc., Insight IPA of New York, Inc., Insight Managed Vision Care and Vision World, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 14, 2010)

(10.25)         Agreement dated as of June 17, 2010, by and among Manufacturers and Traders Trust Company, Combine Buying Group, Inc., Emerging Vision, Inc. and certain guarantors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 17, 2010)

(10.26)         Letter Agreement, dated as of December 10, 2010, by and between Emerging Vision, Inc. and Samuel Z. Herskowitz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 16, 2010)

(10.27)        Amended, Modified, Extended and Restated Non-Revolving Line of Credit Note and Credit Agreement, dated as of March 31, 2011, by and between Emerging Vision, Inc. and Manufacturers and Traders Trust Company

(10.28) Term Note, delivered by Emerging Vision, Inc. to Manufacturers and Traders Trust Company, dated as of March 31, 2011, in the original principal amount of $500,000

(10.29)        Revolving Line of Credit Note and Credit Agreement, delivered by Emerging Vision, Inc. to Manufacturers and Traders Trust Company, dated as of March 31, 2011, in the original principal amount of $100,000

(10.30)        Letter of Reaffirmation of Guaranty, Absolute Assignment of Franchisee Notes and Proceeds Due, Assignment of Rents and Subleases, Pledge Agreement and United States Trademark Collateral Assignment and Security Agreement, dated as of March 31, 2011, delivered by Emerging Vision, Inc. and its active subsidiaries to Manufacturers and Traders Trust Company

(14.1)          Corporate Code of Ethics and Conduct of Emerging Vision, Inc., dated November 14, 2005 (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, SEC File Number 001-14128, Film Number 06735154)

(21.1) * List of Subsidiaries

(23.1) * Auditor’s Consent

(31.1) * Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

(31.2) * Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

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
Chief Executive Officer and President

Date:  March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Glenn Spina	Chief Executive Officer, President, and Director	March 31, 2011
Glenn Spina	(Principal Executive Officer)

/s/ Brian P. Alessi	Chief Financial Officer and Treasurer	March 31, 2011
Brian P. Alessi	(Principal Financial and Accounting Officer)

/s/ Dr. Alan Cohen	Chairman of the Board of Directors	March 31, 2011
Dr. Alan Cohen

/s/ Joel L. Gold	Director	March 31, 2011
Joel L. Gold

/s/ Jeffrey Kolton	Director	March 31, 2011
Jeffrey Kolton

/s/ Seymour G. Siegel	Director	March 31, 2011
Seymour G. Siegel

/s/ Joseph Silver	Director	March 31, 2011
Joseph Silver