Form 10-K/A
period 2010-12-31
EMERGING VISION INC
filed 2011-04-29
CIK 1002554

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
Yes X	No -

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

Number of shares outstanding as of March 31, 2011:

125,392,806 shares of Common Stock, par value $0.01 per share

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for the purposes of filing the information required to be disclosed pursuant to Part III of Form 10-K.  This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K.  Except for the amendments described above, this Form 10-K/A does not modify or update the disclosure in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 originally filed with the Securities and Exchange Commission on March 31, 2011.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors (the “BOD”) presently consists of six directors.  The BOD is divided into two classes, designated as Class I and Class II, respectively.  Directors of each Class are elected at the Annual Meeting of the Shareholders held in the year in which the term of such Class expires, and serve thereafter for two years, or until their respective successors are duly elected and qualified or their earlier resignation, removal from office, retirement or death.  Dr. Alan Cohen, Mr. Jeffrey E. Kolton and Mr. Seymour G. Siegel presently serve as Class I Directors and were each elected to serve until his successor is elected and qualified.  Mr. Joel L. Gold, Mr. Glenn Spina and Mr. Joseph Silver presently serve as Class II Directors and were each elected to serve until his successor is elected and qualified.  Each of our officers was elected for terms extending until the first meeting of the BOD following the next Annual Meeting of Shareholders or until his successor is elected and qualified.

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

Name	Age	Position and Office Held

Alan Cohen, O.D.	60	Chairman of the Board of Directors
Joel L. Gold	69	Director
Jeffrey E. Kolton	51	Director
Seymour G. Siegel	68	Director
Joseph Silver	65	Director
Glenn Spina	54	Director, President and Chief Executive Officer
Samuel Z. Herskowitz	40	Chief Marketing Officer and President of Buying Group Division
Brian P. Alessi	35	Chief Financial Officer, Treasurer and Secretary
Dr. Nicholas Shashati	51	President – VisionCare of California, Inc. (“VCC”)

Dr. Alan Cohen has served as one of our directors since our inception; and, as of May 31, 2002, became our Chairman of the BOD.  He also served as our Chief Operating Officer from 1992 until October 1995, when he became Vice Chairman of the BOD, and as our President, Chief Executive Officer and Chief Operating Officer from October 1998 through April 17, 2000, when he became President of our retail optical store division, which position Dr. Cohen resigned from on January 9, 2001.  Dr. Cohen is part owner of Meadows Management, LLC (“Meadows”), which, until April 9, 2000, rendered consulting services to us.  From 1974 to the present, Dr. Cohen has been engaged in the retail and wholesale optical business.  For more than 10 years, Dr. Cohen has also been a director, principal shareholder and officer of CFO Group, Inc. (previously known as Cohen Fashion Optical, Inc.) and its affiliates (“CF”), which currently maintains its offices in New York City.  Since January 15, 2001, Dr. Cohen has served as President of General Vision Services, LLC (“GVS”), and, since October 2003, has served as an officer of Vision World, LLC (“Vision World”), each of which currently maintains its principal offices in New York City.  Dr. Cohen is a member of GVS and Vision World.  GVS and Vision World also administer third party benefit programs similar to those being administered by the Company.  See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”  Dr. Cohen is also an officer and a director of several privately held management and real estate companies and other businesses.  Dr. Cohen graduated from the Pennsylvania School of Optometry in 1972, where he received a Doctor of Optometry degree.  We believe that Dr. Cohen’s expertise and experience in the optical industry give him the qualifications and skills necessary to serve as one of our directors.

Joel L. Gold has served as one of our directors since December 1995. From October 2004 through the majority of fiscal 2010, Mr. Gold was the Head of Investment Banking at Andrew Garrett Inc. (“AGI”), an investment-banking firm located in New York City.  From January 2000 until September 2004, he served as Executive Vice President of Investment Banking of Berry Shino Securities, Inc., an investment-banking firm also located in New York City.  From January 1999 until December 1999, he was an Executive Vice President of Solid Capital Markets, an investment-banking firm also located in New York City.  From September 1997 to January 1999, he served as a Senior Managing Director of Interbank Capital Group, LLC, an investment banking firm also located in New York City.  From April 1996 to September 1997, Mr. Gold was an Executive Vice President of LT Lawrence & Co., and from March 1995 to April 1996, a Managing Director of Fechtor Detwiler & Co., Inc., a representative of the underwriters for our initial public offering.  Mr. Gold was a Managing Director of Furman Selz Incorporated from January 1992 until March 1995.  From April 1990 until January 1992, Mr. Gold was a Managing Director of Bear Stearns and Co., Inc. (“Bear Stearns”).  For approximately 20 years before he became affiliated with Bear Stearns, he held various positions with Drexel Burnham Lambert, Inc.  He is currently a director, and serves on the Audit and Compensation Committees, of Best Energy Services Inc., an oil services company, and of Innovative Food Products, a marketer of specialty food items.  We believe that Mr. Gold’s expertise and experience in the financial industry give him the qualifications and skills necessary to serve as one of our directors.

Jeffrey E. Kolton was elected as one of our directors on April 16, 2010.  Mr. Kolton is currently a Principal member of Franchise Market Ventures, LLC, specializing in servicing franchise and hospitality companies. Mr. Kolton founded FRANdata Corporation in 1989, and from its inception through 2001, Mr. Kolton served as President of FRANdata Corporation, a leading franchise research firm serving over 2,500 clients within the franchise industry. From April 2003 through April 2006, Mr. Kolton was a Partner at Kaufmann, Gildin, Robbins & Oppenheim, LLP, a prominent franchise law firm in New York, focusing on mergers and acquisitions, and international franchise transactions.  Mr. Kolton is a former Chairman of the Supplier Forum of the International Franchise Association (“IFA”), as well as a former member of the IFA’s Board of Directors.  Mr. Kolton graduated with honors from Cornell University and the London School of Economics and Political Science.  Mr. Kolton also received a law degree from the Georgetown University Law Center.  Mr. Kolton is a member of the D.C., Maryland and Pennsylvania bars and is an ASA licensed sommelier.  We believe that Mr. Kolton’s expertise and experience in the franchising business give him the qualifications and skills necessary to serve as one of our directors.

Seymour G. Siegel has served as one of our directors since July 2004.  Mr. Siegel is a certified public accountant, inactive, and a principal in the Business Consulting Group of Rothstein, Kass & Company, P.C., an accounting and consulting firm. From 1974 to 1990 he was managing partner and founder of Siegel Rich and Co., P.C., CPAs, which merged into Weiser & Co., LLP where he was a senior partner. He formed Siegel Rich Inc. in 1994, which in April 2000 became a division of Rothstein, Kass & Company, P.C. Mr. Siegel has been a director, trustee and officer of numerous businesses, philanthropic and civic organizations. He has served as a director and member of the audit committees of Barpoint.com, Oak Hall Capital Fund, Prime Motor Inns Limited Partnership, Noise Cancellation Technologies, and Global Aircraft Solutions, Inc.. Mr. Siegel currently serves as a director and chairman of the audit committee of Hauppauge Digital, and Air Industries Group, Inc.  We believe that Mr. Siegel’s business expertise and experience and his accounting background give him the qualifications and skills necessary to serve as one of our directors.

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

Glenn Spina joined the Company in December 2009 and has since served as our President, Chief Executive Officer and one of our directors.  Mr. Spina has had extensive experience in the optical industry dating back to 1980, when he began as an original owner and founding member of America’s Best Contacts and Eyeglasses (“ABCE”), a retail optical chain that operated over 100 locations nationwide from Puerto Rico to Alaska.  From 1983 through February 1990, Mr. Spina served as Western Regional President for ABCE.  From March 1990 through July 1997, Mr. Spina served as President and Chief Operating Officer, and was a director of ABCE, until the sale of the Company in 1997.  Mr. Spina was the Founder and President of The Bartimaeus Project, a world-wide non-profit organization, which brought the gift of sight to third world countries by providing free eye exams and prescription eyewear.  From 2005 through 2008, Mr. Spina served as President and Chief Executive Officer of The Quasar Group, and from 2008 through 2009, Mr. Spina served as the Director of New Business Development for Millennia Holdings.  Mr. Spina holds a Masters Degree from C.W. Post University.  We believe that Mr. Spina’s expertise and experience in the optical industry give him the qualifications and skills necessary to serve as one of our directors.

Samuel Z. Herskowitz joined us in January 1996 as Director of Operations of Insight Laser Centers, Inc. (“Insight”), one of our subsidiaries.  Currently, Mr. Herskowitz serves as our Chief Marketing Officer and President of our Buying Group Division.  From June 2007 through October 2010, Mr. Herskowitz served as the President of Franchise Division.  From April 2002 through June 2007, Mr. Herskowitz served as one of our Chief Operating Officers.  From 1996 to April 1997, Mr. Herskowitz served as the Director of Operations of Insight.  In April 1997, Mr. Herskowitz became responsible for our corporate communications and, in January 1998, was appointed to the position of Director of Marketing and Advertising, in which position he served until April 1999, when he became our Vice President – Marketing and Advertising.  Mr. Herskowitz received a Masters in Business Administration from Baruch College of the City University of New York.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common shares and certain trusts of which reporting persons are trustees.  We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2010.  To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission and written representations that no other reports were required, during the fiscal year ended December 31, 2010, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the total compensation for fiscal years 2010 and 2009 awarded to, earned by or paid to certain executive officers, including our Chief Executive Officer:

Name and Principal Position	Year	Salary		Bonus (5)		All Other Compensation (5)		Total
Glenn Spina, President and Chief Executive Officer (“CEO”) (1)	2010 2009	$ $	250,000 21,000		- -	$ $	8,000 1,000	$ $	258,000 22,000
Christopher G. Payan, Former CEO (2)	2010 2009	$ $	- 252,000		- -	$ $	- 12,000	$ $	- 264,000
Neil Glachman, Former President – Combine (3)	2010 2009	$ $	210,000 210,000	$ $	- 50,000		- -	$ $	210,000 260,000
Samuel Z. Herskowitz, Chief Marketing Officer and President of Buying Group Division (4)	2010 2009	$ $	185,000 200,000		- -	$ $	10,000 10,000	$ $	195,000 210,000

1.	Mr. Spina became our President and CEO on December 1, 2009.
2.	Mr. Payan served as our Chief Executive Officer through November 30, 2009, at which time his employment agreement expired.
3.
Mr. Glachman served as the President of Combine through June 10, 2010, at which time we terminated his employment with us for “Cause” as defined in his employment agreement (described below).  On June 14, 2010, Mr. Glachman notified us that the reasons for his termination were contested.  We are currently continuing to pay Mr. Glachman’s salary in accordance with his employment agreement.

4.	Mr. Herskowitz became President of the Buying Group Division on September 13, 2010.
5.	Represents the bonus paid to Mr. Glachman for the year ended December 31, 2009.
6.	Represents car allowances payments, and medical and dental reimbursements.

We entered into an Employment Agreement (the “Spina Employment Agreement”) with Glenn Spina, our current CEO, which began on December 1, 2009 and extends through November 2012.  The Spina Employment Agreement provides for an annual salary of $250,000 and certain other benefits.  Additionally, Mr. Spina will also be eligible for annual bonus compensation of 5% of our EBITDA (earnings before interest, taxes, depreciations and amortization) of greater than $2,000,000 during the associated fiscal year.  During the year ended December 31, 2010, a bonus of $50,000 was granted to Mr. Spina by our Board of Directors, which bonus was paid during the 1st quarter of 2011.  No such bonus was earned for the year ended December 31, 2009.  Additionally, subject to our shareholders approving the authorization of not less than 50,000,000 additional shares of Class A Common Stock (the “Shares”) at our next Annual Meeting of Shareholders, Mr. Spina was to be entitled to a non-qualified stock option pursuant to our 2006 Stock Incentive Plan (the “Plan”) to purchase 3,000,000 Shares (the “Stock Option”) having an exercise price equal to the fair market value of the Shares as of the date of the grant of the Stock Option.  On April 22, 2010, our board of directors granted the Stock Option, subject to our shareholders approving the authorization of the Shares at our next Annual Meeting of Shareholders, which vests as follows:  1,000,000 shares on January 1, 2011, 1,000,000 shares on January 1, 2012 and 1,000,000 shares on January 1, 2013.

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

Additionally, in connection with the acquisition of Combine, we entered into a five-year Employment Agreement (the “Glachman Employment Agreement”) with Neil Glachman.  The Glachman Employment Agreement provides for the payment of an annual salary of $210,000, certain other benefits, and an annual bonus based upon certain financial targets of Combine.  On June 10, 2010, we terminated Mr. Glachman’s employment with the Company for “Cause” as defined in the Glachman Employment Agreement.  On June 14, 2010, Mr. Glachman notified us that the reasons for his termination were contested.  We have continued to pay Mr. Glachman’s salary in accordance with the Glachman Employment Agreement.  For the year ended December 31, 2009, a bonus of $50,000 was paid to Mr. Glachman.  No such bonus was earned for the year ended December 31, 2010.

On December 10, 2010, we entered into an agreement with Samuel Z. Herskowitz, our Chief Marketing Officer and President of our Buying Group Division (the “Herskowitz Agreement”).  Pursuant to the Herskowitz Agreement, in the event Mr. Herskowitz’s employment is terminated by us for any reason other than for “Cause” (as defined in the Herskowitz Agreement), Mr. Herskowitz shall be entitled to severance payments in an amount equal to 6 months of his gross salary at the time of severance, but in no event shall such calculation be based on a gross salary less than Mr. Herskowitz’s current gross salary of $200,000.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price		Option Expiration Date
Glenn Spina	-	3,000,000		$0.10	11/30/2019
Neil Glachman (1)	3,515,625	-		$0.15	9/28/2016
Samuel Z. Herskowitz	1,841,180 37,500	- -	$ $	0.14 0.33	12/30/2014 4/26/2011

1.
On September 29, 2010, Mr. Glachman sent notice informing us that he was exercising his Put Right pursuant to his Option Agreement and demanded the associated payment of $700,000.  Due to the pending litigation with Mr. Glachman, we have not recognized the exercise.

On July 13, 2009, Mr. Payan and Mr. Brian Alessi, our Chief Financial Officer, elected to exercise their outstanding common stock options totaling 8,128,810 on a cash-less basis.  Such options were converted into 3,059,618 shares of our common stock.

On December 15, 2009, we agreed with Mr. Alessi to, and effectuated the rescission of the exercise, by Mr. Alessi, of 920,590 common stock options.  In connection therewith, we agreed with Mr. Alessi to rescind the exercise and reinstate and modify his stock option agreement to no longer allow for the cash-less exercise of such options.  The other key provisions of his stock option agreement, including, but not limited to, the provisions relating to exercise price and expiration date, remained unchanged.   As a result of such rescission transaction, our outstanding Common Stock decreased by 346,502 shares.

On June 29, 2010, we agreed with Mr. Payan to, and effectuated the rescission of the exercise, by Mr. Payan, of 2,713,116 common stock options.  In connection with the rescission transaction, we agreed with Mr. Payan to rescind the exercise, and reinstate and modify his stock option agreement to no longer allow for the cash-less exercise of such options.  The other key provisions of his stock option agreement, including, but not limited to, the provisions relating to exercise price and expiration date, remained unchanged.  As a result of such rescission transactions, our outstanding Common Stock decreased by 2,713,116 shares.

DIRECTOR COMPENSATION

Name	Stock Awards (4)	Fees Earned or Paid in Cash	Total
Alan Cohen, O.D.	$26,250	$26,000	$52,250
Joel L. Gold	$26,250	$26,000	$26,000
Jeffrey Kolton (1)	$26,250	$19,500	$45,750
Seymour G. Siegel (2)	$26,250	$46,000	$72,250
Joseph Silver (3)	$26,250	$19,500	$45,750

1.	Mr. Kolton was appointed to the board of directors on April 12, 2010.
2.
The fees reflected in the table above include an additional $10,000 that Mr. Siegel received during 2010 in consideration for serving as Chairman of the Audit Committee, and an additional $10,000 in consideration for serving as Lead Director on Corporate Governance.

3.	Mr. Silver was appointed to the board of directors on April 12, 2010.
4.
On April 22, 2010, the Compensation Committee (the “Committee”) of the Board of Directors granted an aggregate of 750,000 stock options to our non-employee directors, all at an exercise price of $0.10, which was the closing price on the date of grant. The stock options vested immediately and have a ten year term.  However, the stock options are not exercisable until the approval by our shareholders of the authorization of a sufficient number of shares of common stock to enable the exercise and/or conversion of all options and derivative securities outstanding at the time the increase of shares is authorized.

Directors who are not employees or executive officers receive $20,000 per annum, payable in equal, quarterly installments of $5,000 and $1,500 for each in person meeting, with no additional compensation for telephonic meetings or actions taken by written consent in lieu of a meeting.  In the event that multiple meetings are held on the same day, directors will receive compensation for one meeting.  Further, all directors are reimbursed for certain expenses in connection with their attendance at board and committee meetings.

Other than with respect to the reimbursement of expenses, directors who are employees or executive officers will not receive additional compensation for serving as a director.

The foregoing table represents the compensation provided to each of the persons who served as a director during 2010, except for Glenn Spina, our CEO.  Mr. Spina did not receive any additional consideration for his service on the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

I.	COMMON STOCK:

The following table sets forth information, as of March 31, 2011, regarding the beneficial ownership of our common stock by: (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock; (ii) each of our directors; (iii) each of our Named Executive Officers (as said term is defined in Item 402(a)(3) of Regulation S-K); and (iv) all directors and executive officers of the Company as a group, in each case, based on 125,392,806 total number of common stock outstanding as of that date.

Name and Address of Beneficial Owner	Amount and Nature Beneficial Ownership		Percent of Class
Dr. Alan Cohen (a) c/o General Vision Services 520 8th Avenue New York, New York 10018	8,123,590	(1)	6.4%
Neil Glachman (b) 17888 Fieldbrook Circle W. Boca Raton, FL 33496	3,515,625	(2)	2.7%
Joel L. Gold (a) 874 East 9 Brooklyn, New York 11230	701,500	(3)	*
Samuel Z. Herskowitz (b) 520 8th Avenue, 23rd Floor New York, New York 10018	1,978,680	(4)	1.6%
Horizons Investors Corp. c/o Benito R. Fernandez Box 221 Brooklyn, New York 11208	50,526,543	(5)	40.3%
Jeffrey E. Kolton (a) 142 West End Avenue New York, New York 10023	150,000	(6)	*
Harvey Ross 3140 Route 22 West Somerville, New Jersey 08876	21,239,436	(7)	16.0%
Seymour G. Siegel (a) c/o Rothstein Kass 1350 Avenue of the Americas, 15th Floor New York, New York 10019	575,000	(8)	*
Joseph Silver (a) 7000 Island Blvd. Aventura, Florida 33160	150,000	(9)	*
Glenn Spina (a) (b) 520 8th Avenue, 23rd Floor New York, New York 10018	3,000,000	(10)	2.3%
All directors and executive officers as a group (7 persons)	15,599,360	(11)	11.7%

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

(2)
Includes the right to acquire 3,515,625 shares of Common Stock upon the exercise of presently exercisable, outstanding options.  On September 29, 2010, Mr. Glachman sent notice informing us that he was exercising his Put Right pursuant to his Option Agreement and demanded the associated payment of $700,000.  Due to the pending litigation with Mr. Glachman, we have not recognized the exercise.

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

(4)	Includes the right to acquire 1,878,680 shares of Common Stock upon the exercise of presently exercisable, outstanding options.
(5)	Includes shares of Common Stock owned by Horizons Investors Corp., a New York corporation principally owned by Benito R. Fernandez, a former director of the Company.
(6)	Represents the right to acquire 150,000 shares of Common Stock upon the exercise of presently vested options not approved to be exercised as of the date hereof.
(7)
Includes shares of Common Stock owned by Harvey Ross, a former director of the Company, and includes (i) the right to acquire 425,000 shares of Common Stock upon the exercise of presently exercisable, outstanding options and (ii) the right to cause Mr. Payan to exercise options to purchase 7,208,220 shares of Common Stock and assign such stock to Mr. Ross.

(8)
Represents (i) the right to acquire 425,000 shares of Common Stock upon the exercise of presently exercisable, outstanding options, and (ii) the right to 150,000 shares of Common Stock upon the exercise of presently vested options not approved to be exercised as of the date hereof.

(9)	Represents the right to acquire 150,000 shares of Common Stock upon the exercise of presently vested options not approved to be exercised as of the date hereof.
(10)
Represents the right to acquire 1,000,000, 1,000,000 and 1,000,000 shares of Common Stock upon the exercise of outstanding options that vest on January 1, 2011, January 1, 2012 and January 1, 2013, respectively, which shares have not been approved to be exercised as of the date hereof.

(11)
Includes (i) the right to acquire 4,174,270 shares of Common Stock upon the exercise of presently exercisable, outstanding options, (ii) the right to acquire 750,000 shares of Common Stock upon the exercise of presently vested options not approved to be exercised as of the date hereof, (iii) 26,700 shares owned by Dr. Cohen, as custodian for each of Erica and Nicole Cohen (as to which Dr. Cohen disclaims beneficial ownership), and (iv) 3,000,000 shares of Common Stock upon the exercise of outstanding options that vest in 1,000,000 increments on January 1, 2011, January 1, 2012 and January 1, 2013, respectively, but have not been approved to be exercised as of the date hereof.  In accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended, the 4,174,270 shares of Common Stock for which our directors and executive officers, as a group, hold currently exercisable options, have been added to the total number of issued and outstanding shares of Common Stock solely for the purpose of calculating the percentage of such total number of issued and outstanding shares of Common Stock beneficially owned by such directors and executive officers as a group.

II.	SENIOR CONVERTIBLE PREFERRED STOCK:

Set forth below is the name, address, stock ownership and voting power of each person or group of persons known by the Company to beneficially own more than 5% of the outstanding shares of its Senior Convertible Preferred Stock:

Name	Beneficial Ownership		Percent of Class
Rita Folger 1257 East 24th Street Brooklyn, NY 11210	0.74	(1)	100%

(1)	These shares are convertible into an aggregate of 98,519 shares of Common Stock; and the holder thereof will be entitled to cast that number of votes at any meeting of shareholders.

III.	EQUITY COMPENSATION PLAN INFORMATION:

The following provides certain information with respect to the Company’s equity compensation plans as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Authorized by shareholders under the 1995 Stock Option Plan	12,240,490	$0.15	-
Authorized by shareholders under the 2006 Stock Option Plan	4,690,625	$0.19	15,284,375
Not authorized by shareholders	1,480,885	$0.15	-

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

General Vision Services and Vision World

Dr. Cohen is also an executive officer of, and he, together with members of his immediate family, are principal members of General Vision Services, LLC (“GVS”) and Vision World, LLC (“Vision World”).  GVS operates retail optical stores located in the New York metropolitan area.  GVS does not offer franchises, however, in connection with the transaction between CFO LLC, and CFO, Inc., GVS agreed that all of its stores, including any stores to be opened in the future, would be operated as franchisees of CFO, LLC.  As of December 31, 2010, GVS was the franchisee of CFO, LLC, and was operating 10 stores under the name General Vision Services.  GVS and Vision World both solicit and administer third party benefit programs, which provides services under third party benefit plans administered by GVS and Vision World, to certain of our Sterling Stores.  Such Sterling Stores pay a processing fee to GVS and Vision World to administer the processing of such third party insurance claims.  We believe that the cost of such services were as favorable to the Sterling Stores as could be obtained utilizing an unrelated third party.

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

The Vision World Agreement commenced on May 1, 2010 and shall continue until April 30, 2015, subject to earlier termination as set forth in the Vision World Agreement.  The Vision World Agreement shall automatically renew for additional 5 year periods unless either party provides notice of termination at least 90 days prior to the expiration of any such 5 year period.

Optical Business Solutions

On January 31, 2007, we entered into a Software License Agreement with Optical Business Solutions, Inc. (“OBS”), to provide software for our new point-of-sale system.  OBS is owned by current and former directors, who are also shareholders (including Dr. Alan Cohen).  For the years ended December 31, 2010 and 2009, we paid OBS $26,000 and $17,000, respectively, related to the maintenance and technical support of such software.

Newtek Business Services

Our former Chief Executive Officer and director, Christopher Payan, served on the Board of Directors of Newtek Business Services, Inc. (“NBSI”), a company that provides various financial services to both small and mid-sized businesses.  Additionally, Mr. Jeffrey Rubin, one of our directors from April 2008 through November 2009 and part of the Cohen Family, held a 12.5% interest in NBSI as of February 26, 2010.  We utilize the bank and non-bank card processing services of one of NBSI’s affiliated companies.  For the year ended December 31, 2009, we paid approximately $268,000 to such affiliate for such services provided.  Additionally, through May 31, 2010, we utilized insurance administrative services of one of NBSI’s affiliated companies, which brokered coverage of our Director and Officers Insurance Policy.  For the year ended December 31, 2009, we paid American International Group, Inc. (AIG) approximately $146,000, and for the five month period ended May 31, 2010, we paid AIG approximately $46,000.  No payments were made directly to that affiliate, however, the NBSI affiliate did receive a commission from AIG to broker the relationship.  We believe that the cost of such services were as favorable to us as those which could have been obtained from an unrelated third party.

Transactions among the Company and Neil Glachman

In connection with the acquisition of Combine Optical Management Corporation (“COMC”), a company owned by Mr. Neil Glachman, we entered into a series of promissory notes with COMC.  The promissory notes amounted to $1,773,000 with $498,000 paid in October 2007; $300,000 paid in September 2008; $250,000 paid in October 2009; $225,000 due on October 1, 2010; and $500,000 (with interest at 7% per annum) payable in sixty, equal monthly installments of $9,900.60, which commenced on October 1, 2006.  For the years ended December 31, 2010 and 2009, there was approximately $19,000 and $47,000, respectively, of interest expense.  As of December 31, 2010 and 2009, there was $336,000 and $417,000, respectively, of related party obligations due under the terms of such promissory notes.

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

Item 14.  Principal Accountant Fees and Services

The following information summarizes the fees paid or payable to Rosen Seymour Shapss Martin & Company LLP (“Rosen”), our independent auditors, for professional services rendered for the years ended December 31, 2010 and 2009.

Audit fees – Consist of professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in the annual and quarterly reports, and other services that are normally provided by the independent auditors in connection with statutory and regulatory filings.  For the years ended December 31, 2010 and 2009, such fees were approximately $180,000 and $180,900, respectively.

Audit-related fees – In addition to the fees described above, we paid Rosen $34,400 and $34,400 for services rendered during the year ended December 31, 2010 and 2009, respectively, related to our rescission transaction discussed in Item 11 and related to the review of our responses to the SEC comment letter.

Tax fees - We utilize a different accounting firm to prepare our consolidated federal and state tax returns in connection with IRS regulations.  For the years ended December 31, 2010 and 2009, the fees billed to us for such services were $41,000 and $38,900, respectively.

All other fees – We were not billed for fees for any other services not described above during the years ended December 31, 2010 and 2009.

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

(10.27)        Amended, Modified, Extended and Restated Non-Revolving Line of Credit Note and Credit Agreement, dated as of March 31, 2011, by and between Emerging Vision, Inc. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

(10.28)        Term Note, delivered by Emerging Vision, Inc. to Manufacturers and Traders Trust Company, dated as of March 31, 2011, in the original principal amount of $500,000 (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

(10.29)        Revolving Line of Credit Note and Credit Agreement, delivered by Emerging Vision, Inc. to Manufacturers and Traders Trust Company, dated as of March 31, 2011, in the original principal amount of $100,000 (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

(10.30)        Letter of Reaffirmation of Guaranty, Absolute Assignment of Franchisee Notes and Proceeds Due, Assignment of Rents and Subleases, Pledge Agreement and United States Trademark Collateral Assignment and Security Agreement, dated as of March 31, 2011, delivered by Emerging Vision, Inc. and its active subsidiaries to Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

(14.1)          Corporate Code of Ethics and Conduct of Emerging Vision, Inc., dated November 14, 2005 (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

(21.1) List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

(23.1) Auditor’s Consent (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

(31.1) * Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

(31.2) * Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

(32.1) + Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Exhibit being filed herewith
+  Filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, originally filed with the Securities and Exchange Commission on March 31, 2011 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGING VISION, INC.

By: /s/Glenn Spina
Glenn Spina
Chief Executive Officer

Date:  April 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Glenn Spina	Chief Executive Officer and Director	April 29, 2011
Glenn Spina	(Principal Executive Officer)

/s/Brian P. Alessi	Chief Financial Officer and Treasurer	April 29, 2011
Brian P. Alessi	(Principal Financial and Accounting Officer)